Form 10-Q
period 1995-02-28
LINDSAY MANUFACTURING CO
filed 1995-03-24
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    ________

                                   FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1995 OR

  ________   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

             Commission File Number: 0-17116


                             Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)



          Delaware                                             47-0554096
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


Box 156, East Highway 91, Lindsay, Nebraska                           68644
(Address of principal executive offices)                            (Zip Code)


              402-428-2131
    (Registrant's telephone number,
          including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X   No_____



Common Stock, $1.00 par value                           4,518,728
      Title of Class                        Outstanding as of March 14, 1995



Exhibit index is located on page 2.

Total number of pages 15

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Consolidated Balance Sheets, February 28, 1995 and
     1994 and August 31, 1994                                           3

     Consolidated Statements of Operations for the three
     months and six months ended February 28, 1995 and 1994             4

     Consolidated Statements of Cash Flows for the six
     months ended February 28, 1995 and 1994                            5

     Notes to Consolidated Financial Statements                       6-8

     Management's Discussion and Analysis of Results of
     Operations and Financial Position                               9-12


Part II - Other Information

     Item 1.  Legal Proceedings                                     12-13


     Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                             14


Exhibit Index

     4 - Specimen Form of Common Stock Certificate                     13

    11 - Statement re Computation of Per Share Earnings                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
                February 28, 1995 and 1994 and August 31, 1994
                     (in thousands, except share amounts)

                                                                                         (Unaudited)
                                                                                    ---------------------
                                                                                     February    February    August
                                                                                        1995       1994      1994
                  ASSETS                                                            ----------  ----------  ----------
                  Current assets:
                    Cash and cash equivalents....................................   $   2,551   $   1,670   $   1,712
                    Marketable securities........................................      10,383      11,907      11,927
                    Receivables..................................................      15,056      15,746      11,080
                    Inventories..................................................       7,672       6,019       6,248
                    Deferred income taxes........................................       2,942       3,338       3,543
                    Other current assets.........................................       2,114       2,029       1,871
                                                                                    ---------   ---------   ---------
                      Total current assets.......................................      40,718      40,709      36,381
                  Long-term marketable securities................................      41,917      36,909      45,378
                  Property, plant and equipment, net.............................       5,871       5,496       5,596
                  Other noncurrent assets........................................       1,148         481       1,085
                                                                                    ---------   ---------   ---------
                  Total assets...................................................   $  89,654   $  83,595   $  88,440
                                                                                    =========   =========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current liabilities:
                    Accounts payable, trade......................................   $   7,601   $   7,437   $   4,288
                    Other current liabilities....................................      13,490      14,132      14,697
                                                                                    ---------   ---------   ---------
                      Total current liabilities..................................      21,091      21,569      18,985
                  Other noncurrent liabilities...................................       1,251         650       1,371
                                                                                    ---------   ---------   ---------
                  Total liabilities..............................................      22,342      22,219      20,356
                                                                                    ---------   ---------   ---------
                  Stockholders' equity:
                      Preferred stock, ($1 par value, 2,000,000 shares
                        authorized, no shares issued and outstanding in
                        February 1995 and 1994 and August 1994)..................
                      Common stock, ($1 par value, 10,000,000 shares
                        authorized, 4,820,558, 4,785,068 and 4,819,358 shares
                        issued and outstanding in February 1995 and 1994
                        and August 1994).........................................       4,821       4,785       4,819
                      Capital in excess of stated value..........................       3,850       3,187       3,841
                      Retained earnings..........................................      65,745      54,723      60,743
                      Net unrealized holding gains...............................           2           0           0
                      Less treasury stock, (at cost, 301,830, 105,630 and 105,630
                        shares in February 1995 and 1994 and August 1994)              (7,106)     (1,319)     (1,319)
                                                                                    ---------   ---------   ---------
                  Total stockholders' equity.....................................      67,312      61,376      68,084
                                                                                    ---------   ---------   ---------
                  Total liabilities and stockholders' equity.....................   $  89,654   $  83,595   $  88,440
                                                                                    =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months and six months ended February 28, 1995 and 1994
                    (in thousands, except per share amounts)
                                  (Unaudited)
- --------------------------------------------------------------------------------

                                                  Three Months Ended             Six Months Ended
                                               -------------------------     -------------------------
                                                February       February       February       February
                                                  1995           1994           1995           1994
                                               ----------     ----------     ----------     ----------
Operating revenues..........................   $  30,350      $  27,558      $  52,492      $  53,123
Cost of operating revenues..................      23,790         21,427         40,933         41,439
                                               ---------      ---------      ---------      ---------
Gross profit................................       6,560          6,131         11,559         11,684
                                               ---------      ---------      ---------      ---------

Operating expenses:
  Selling expense...........................       1,045            931          2,085          2,022
  General and administrative expense........       1,507          1,553          2,914          2,781
  Engineering and research expense..........         316            272            625            573
                                               ---------      ---------      ---------      ---------
Total operating expenses....................       2,868          2,756          5,624          5,376
                                               ---------      ---------      ---------      ---------
Operating income............................       3,692          3,375          5,935          6,308
Interest income, net........................         672            526          1,354          1,071
Other income (expense), net.................          52            112             67            232
                                               ---------      ---------      ---------      ---------
Earnings before income taxes and cumulative
   effect of accounting change..............       4,416          4,013          7,356          7,611
Income tax provision........................       1,413          1,282          2,354          2,398
                                               ---------      ---------      ---------      ---------
Earnings before cumulative effect of
   accounting change........................       3,003          2,731          5,002          5,213
Cumulative effect of change in accounting
   for income taxes.........................           0              0              0            659
                                               ---------      ---------      ---------      ---------
Net earnings................................   $   3,003      $   2,731      $   5,002      $   5,872
                                               =========      =========      =========      =========

Earnings before cumulative effect of
   accounting change per share..............   $    0.64      $    0.56      $    1.04      $    1.07
Cumulative effect of change in accounting
   for income taxes per share...............        0.00           0.00           0.00           0.14
                                               ---------      ---------      ---------      ---------
Net earnings per share......................   $    0.64      $    0.56      $    1.04      $    1.21
                                               =========      =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended February 28, 1995 and 1994
                                 (in thousands)
                                  (Unaudited)

                                                                              February     February
                                                                                1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES                                         ----------   ----------
   Net earnings...........................................................   $   5,002    $   5,872
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation........................................................         618          613
      Amortization of marketable securities premiums, net.................         178          131
      (Gain) loss on sale of fixed assets.................................         (39)           7
      Loss on sale of marketable securities...............................           2            0
      Provision for uncollectible accounts receivable.....................          30           30
      Deferred income taxes...............................................         601           77
      Cumulative effect of change in accounting for income taxes..........           0         (659)

   Changes in assets and liabilities:
      Receivables.........................................................      (4,006)      (1,086)
      Inventories.........................................................      (1,424)      (1,392)
      Other current assets................................................        (243)        (154)
      Accounts payable....................................................       3,313         (295)
      Other current liabilities...........................................      (1,101)      (2,106)
      Current taxes payable...............................................        (106)         299
      Other noncurrent assets and liabilities.............................        (183)        (167)
                                                                             ---------    ---------
   Net cash flows provided by operating activities........................       2,642        1,170
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................        (900)        (582)
   Proceeds from sale of property, plant and equipment....................          46           46
   Purchases of marketable securities.....................................           0       (9,945)
   Proceeds from sale and maturities of marketable securities.............           0        8,960
   Purchases of marketable securities held-to-maturity....................      (5,316)           0
   Proceeds from sale of marketable securities held-to-maturity...........       2,998            0
   Proceeds from maturities of marketable securities held-to-maturity.....       7,145            0
                                                                             ---------    ---------
   Net cash flows provided by (used in) investing activities..............       3,973       (1,521)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock under stock option plan.........          11           20
   Purchases of treasury stock............................................      (5,787)           0
                                                                             ---------    ---------
   Net cash flows provided by (used in) financing activities..............      (5,776)          20
                                                                             ---------    ---------
   Net increase (decrease) in cash and cash equivalents...................         839         (331)
   Cash and cash equivalents, beginning of period.........................       1,712        2,001
                                                                             ---------    ---------
   Cash and cash equivalents, end of period...............................   $   2,551    $   1,670
                                                                             =========    =========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $   1,923    $   2,050
   Interest paid..........................................................   $       5    $       0

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 1994 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximate market. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses separate as a separate component of stockholders' equity. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

Lindsay adopted Statement of Financial Accounting Standards (SFAS) 115 "Accounting For Certain Investments in Debt and Equity Securities" September 1, 1994. At September 1, 1994 and the quarter ended November 30, 1994, all investments in debt securities were classified as held-to-maturity and carried at amortized cost. The impact of adopting SFAS 115 resulted in no effect to stockholders' equity or earnings.

During the quarter ended February 28, 1995, Lindsay's board authorized the repurchase of an additional 750,000 shares of its common stock. Large blocks of shares became available in the second quarter and were repurchased partially with the proceeds of the sale of securities maturing June 15, 1995 and September 1, 1995 from the held-to-maturity portfolio. The total amortized cost, realized gain and realized loss for sales from securities classified as held-to-maturity were $3,000,000, $1,500 and $3,750. In order to provide flexibility for future repurchases of its common stock, Lindsay transferred securities maturing July 1, 1995 from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value for the transfer are $3,749,000, $4,000, $2,000 and $3,751,000 respectively. Lindsay anticipates that future purchases of its common stock will be funded out of cash equivalents, available-for-sale securities and cash flow from operations.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Investments in the held-to-maturity category are included in Marketable securities ($6,632,000) and Long-term marketable securities ($41,917,000). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $48,549,000, $29,000, $497,000 and $48,081,000, respectively. In the held-to-maturity category, $6,632,000 in securities mature within one year and $41,917,000 million have maturities ranging from one to three and one-half years.

3.  Income Tax Provision
The Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS 109 in fiscal 1994. This new standard requires that a deferred tax be recorded to reflect the tax expense (benefit) resulting from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. This standard was adopted September 1, 1993, using the cumulative catch-up method and increased the first quarter ended November 30, 1993 earnings by $659,000 or $0.14 per share. Management does not believe there are uncertainties surrounding realization of the net deferred tax asset.

4.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1995         1994         1994
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $11,860      $10,411      $10,291

   LIFO reserves                           (3,460)      (3,656)      (3,283)

   Obsolescence reserve                      (728)        (736)        (760)
                                          -------      -------      -------
Total inventories                         $ 7,672      $ 6,019      $ 6,248
                                          =======      =======      =======

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          February     February      August
                                            1995         1994         1994
                                         ----------   ----------   ----------
Raw materials                                21%          15%          21%
Work in process                               6%           9%           6%
Purchased parts                              20%          26%          20%
Finished goods                               53%          50%          53%

5.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1995         1994         1994
                                         ----------   ----------   ----------
Land                                      $    66      $    66      $    66
Buildings                                   4,183        4,183        4,183
Equipment                                  17,256       16,816       17,084
Other                                       2,475        1,724        1,880
                                          -------      -------      -------
                                           23,980       22,789       23,213
Less accumulated depreciation              18,109       17,293       17,617
                                          -------      -------      -------

Property, plant and equipment, net        $ 5,871      $ 5,496      $ 5,596
                                          =======      =======      =======

6.  Credit Arrangements
A $7.5 million unsecured revolving line of credit through April 1, 1995 to be used for working capital and general corporate purposes expired during the quarter ended February 28, 1995 due to an accelerated expiration date agreed upon by Lindsay and the bank. There had been no borrowings under this unsecured revolving line of credit. Lindsay intended not to renew this line of credit after its scheduled April 1, 1995 expiration date.

7.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 4,720,771 for the three months and 4,792,261 for the six months ended February 28, 1995 as compared to 4,859,205 for the three months and 4,858,039 for the six months ended February 28, 1994. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and six month periods indicated of Fiscal Year 1995 as compared to the same periods of Fiscal Year 1994.

                                                    Three Months Ended               Six  Months Ended
                                            --------------------------------  --------------------------------
                                                                  Percent                           Percent
                                                                  Increase                          Increase
($ in thousands)                            2/28/95    2/28/94    (Decrease)  2/28/95      2/28/94  (Decrease)
- ---------------------------------------------------------------------------------------------------------------
Consolidated
- ------------
  Operating Revenues .....................  $30,350    $27,558      10.1%     $52,492      $53,123     (1.2)%
  Cost of Operating Revenues .............  $23,790    $21,427      11.0      $40,933      $41,439     (1.2)
  Gross Profit ...........................  $ 6,560    $ 6,131       7.0      $11,559      $11,684     (1.1)
  Gross Margin ...........................     21.6%      22.3%                  22.0%        22.0%
  Selling, Eng. & Research, and
    G&A Expense ..........................  $ 2,868    $ 2,756       4.1      $ 5,624      $ 5,376      4.6
  Operating Income .......................  $ 3,692    $ 3,375       9.4      $ 5,935      $ 6,308     (5.9)
  Operating Margin .......................     12.2%      12.3%                  11.3%        11.9%
  Interest Income, net ...................  $   672    $   526      27.8      $ 1,354      $ 1,071     26.4
  Other Income (Expense), net ............  $    52    $   112     (53.6)     $    67      $   232    (71.1)
  Income Tax Provision ...................  $ 1,413    $ 1,282      10.2      $ 2,354      $ 2,398     (1.8)
  Effective Income Tax Rate ..............     32.0%      32.0%                  32.0%        31.5%
  Earnings Before Cumulative Effect
    of Accounting Change .................  $ 3,003    $ 2,731      10.0      $ 5,002      $ 5,213     (4.1)
  Cumulative Effect of Accounting
    Change For Income Taxes ..............  $     0    $     0       N/A      $     0      $   659
  Net Earnings............................  $ 3,003    $ 2,731      10.0%     $ 5,002      $ 5,872    (14.8)%

As the above table displays, operating revenues for the three month period ended February 28, 1995 increased 10.1 percent ($2.8 million) from its comparable period of the prior year. For the six month period ended February 28, 1995, operating revenues were 1.2 percent lower ($0.6 million). The increase in second quarter revenue was the net result of a 13 percent ($2.6 million) increase in North American irrigation equipment revenues and a 43 percent ($2.0 million) increase in diversified products and other revenues being partially offset by a $1.8 million decrease in export irrigation equipment revenue. For the first six months of fiscal 1995, North American irrigation equipment and diversified product and other revenues were up 14 percent ($4.4 million) and 36 percent ($3.5 million), respectively, as compared to the first six months of the prior year. Export irrigation equipment revenues for the six month period were down 71 percent ($8.5 million).

North American irrigation equipment revenues for both the three and six month periods of fiscal 1995 were favorably impacted by a continued farmer emphasis on conserving water, energy, labor, and favorable weather patterns for the 1994 fall harvest. At the same time, higher interest/financing rates, lower agricultural commodity prices (except for cotton and wheat), and projections of lower net cash farm income negatively impacted 1995 demand.

Export irrigation equipment revenues for both the three and six month periods of fiscal 1995 were negatively impacted by lower sales to our irrigation equipment dealers in Saudi Arabia.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Increases in diversified products and other revenues for both the three and six month periods of fiscal 1995 were due to increased sales of both large diameter steel tubing and of outsource manufactured products. Lindsay's primary outsource manufacturing customers continue to be Caterpillar, Inc., Deere & Company, and New Holland North America, Inc.

Gross margin for the three months ended February 28, 1995, as a percent of operating revenues was 21.6 percent as compared to 22.3 percent of the prior year's comparative period. For the six months ended February 28, 1995, gross margin as a percent of operating revenues was 22.0 percent, equal to that of the six months ended February 28, 1994. Relatively strong demand for irrigation equipment in the North American market for both the three and six month periods resulted in a continued favorable pricing environment. However, raw material costs were up during both the three and six month periods of the current year primarily due to higher steel, zinc, electrical cable, and tire costs.

Selling, general and administrative, and engineering and research expenses for the three month period ended February 28, 1995, were $2.9 million, nominally higher than $2.8 million of the prior year's comparative period. For the six month period, fiscal 1995 selling, general and administrative, and engineering and research expenses totaled $5.6 million as compared to $5.4 million in fiscal 1994.

The effective tax rates for the three month and six month periods ended February 28, 1995 was 32.0 percent. This compares to an effective tax rate of
32.0 and 31.5 percent, respectively, for the comparable three month and six month periods of the prior year. Due to the tax free status of interest earned on municipal bonds (for federal income tax purposes) and to a lesser extent the Foreign Sales Corporation Federal tax provisions as they relate to export sales, Lindsay continues to benefit from an effective tax rate that is lower than the combined federal and state statutory rates (currently estimated at 39.2 percent).

FINANCIAL CONDITION

Lindsay's equity decreased to $67.3 million at February 28, 1995 from $68.1 million at August 31, 1994, due to its net earnings of $5.0 million, less $5.8 million used to repurchase 196,200 shares of common stock per Lindsay's previously announced stock repurchase plan. Lindsay's equity at February 28, 1994 was $61.4 million.

Lindsay's cash and short-term marketable securities totaled $12.9 million at February 28, 1995, as compared to $13.6 million at August 31, 1994, and February 28, 1994. Receivables of $15.1 million at February 28, 1995 increased $4.0 million from $11.1 million at August 31, 1994 due to the higher level of North American irrigation equipment sales activity during February 1995. February 28, 1995 receivables are nominally lower ($0.6 million) from their $15.7 million balance at February 28, 1994. Inventories of $7.7 million at February 28, 1995 increased $1.4 million from $6.2 million at August 31, 1994, and were $1.7 million higher from $6.0 million at February 28, 1994. Inventories are continuing at an acceptable level due to increased sales activity and order backlog. At February 28, 1995, Lindsay had $41.9 million

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

invested in long-term marketable securities which represent intermediate term (one to three year maturities) municipal debt. This is down from $45.4 million at August 31, 1994 and up from $36.9 million at February 28, 1994.

Noncurrent assets at February 28, 1995 and at August 31, 1994 totaled $1.1 million, higher than their $0.5 million balance at February 28, 1994. Other noncurrent liabilities at February 28, 1995 and August 31, 1994 totaled $1.3 million and $1.4 million, respectively, higher than their $0.7 million balance at February 28, 1994 primarily due to an adjustment required to recognize the minimum liability related to Lindsay's supplemental retirement plan.

Current liabilities of $21.1 million at February 28, 1995 are higher than their $19.0 million balance at August 31, 1994 and lower than their $21.6 million balance at February 28, 1994. The increase from August 31, 1994 is principally due to increased trade payables and accruals for international dealer commissions partially offset by lower accruals for retirement plans, warranty and environmental remediation. The decrease from February 28, 1994 is primarily due to lower accruals for taxes payable, warranty and environmental remediation partially offset by higher accruals for international dealer commissions.

Capital expenditures totaling $0.9 million for the first six months of 1995 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its 1995 capital expenditures to be approximately $1.5 to $2.0 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures and repurchase of common stock.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to North American customers usually peak during March and April for the spring planting period. Lindsay's expansion into diversified products complements its irrigation operations by using available capacity and reducing seasonality.

OTHER FACTORS

Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which, in turn, depends upon many factors, including total worldwide crop production, profitability of agricultural production, commodity prices, aggregate net farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, and regularity of rainfall.

Approximately 7 and 22 percent of Lindsay's operating revenues for the first six months of 1995 and 1994 respectively, were generated from export sales. For the full year of 1994, approximately 14 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks. Lindsay's export sales are all

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

in U.S. dollars and are generally all shipped against prepayments or backed by irrevocable letters of credit which are confirmed by U.S. banks.


                                    Part II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
Lindsay is a party to a number of lawsuits arising from environmental and other issues in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's financial condition, results of operations or cash flows.

Environmental contamination at Lindsay's manufacturing facility occurred in 1982 when a drill, operated by a sub-contractor installing groundwater monitoring wells, punctured a silt and sand lens and an underlying clay layer beneath a clay-lined lagoon. The 1982 puncture of the clay layer caused acid and solvent leachate to enter the sand and gravel aquifer.

Since 1983, Lindsay has worked actively with the Nebraska Department of Environmental Control ("NDEC") to remediate this contamination by purging and treating the aquifer. In October 1989, the Environmental Protection Agency ("EPA") added Lindsay to the list of priority Superfund sites. In 1988, a sampling which was performed in connection with an investigation of the extent of aquifer groundwater contamination, revealed solvent contamination (volatile organic compounds) in the soil and shallow groundwater in three locations at and in the vicinity of the plant. Under a 1988 agreement with the EPA and NDEC, Lindsay conducted a Remedial Investigation/Feasibility Study ("RI/FS"). This study was completed in June 1990. Lindsay does not believe that there is any other soil or groundwater contamination at the manufacturing facility.

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The plan selected for aquifer remediation was in line with Lindsay's expectations. However, the plan for remediation of the soil and shallow groundwater contamination proposed a higher degree of remediation than the company had previously expected. Therefore, Lindsay recognized an additional $2.9 million accrual in the fourth quarter of Fiscal 1990. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. Due to this delay, Lindsay recognized an additional accrual of $0.6 million in the fourth quarter of Fiscal 1991 and $0.8 million in the fourth quarter of Fiscal 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans are partially implemented.

The total balance sheet reserve for this remediation was $2.2 million at February 28, 1995 compared to $2.9 million at August 31, 1994, reflecting expenditures of $0.7 million during Fiscal 1995 for the continued implementation of the plans.

                               OTHER INFORMATION
                                  (Continued)



Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and Lindsay's insurance carrier are in litigation over the extent of the insurance coverage. If the EPA or the NDEC require remediation which is in addition to or different from the current plan or if Lindsay is not successful in its litigation against its insurance carrier, this reserve could increase or decrease depending on the nature of the change in events.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

     4 - Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed September 23, 1988.
     11 - Statement re Computation of Per Share Earnings.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended February 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.





Date: March 20, 1995                          Gary D. Parker
                                     ---------------------------------
                                              Gary D. Parker
                               Chairman, President and Chief Executive Officer





Date: March 20, 1995                          Bruce C. Karsk
                                     ---------------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer





Date: March 20, 1995                         Ralph J. Kroenke
                                     ---------------------------------
                                             Ralph J. Kroenke
                                                Controller