Form 10-Q
period 1995-05-31
LINDSAY MANUFACTURING CO
filed 1995-06-23
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    ________

                                   FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 1995 OR

  ________   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

             Commission File Number: 0-17116


                             Lindsay Manufacturing Co.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                             47-0554096
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


Box 156, East Highway 91, Lindsay, Nebraska                           68644
- -------------------------------------------                         ----------
(Address of principal executive offices)                            (Zip Code)


              402-428-2131
    -------------------------------
    (Registrant's telephone number,
          including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No_____



Common Stock, $1.00 par value                           4,522,308
- -----------------------------               -------------------------------
      Title of Class                        Outstanding as of June 21, 1995



Exhibit index is located on page 2.

Total number of pages 15.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Consolidated Balance Sheets, May 31, 1995 and 1994
     and August 31, 1994                                                3

     Consolidated Statements of Operations for the three
     months and nine months ended May 31, 1995 and 1994                 4

     Consolidated Statements of Cash Flows for the nine
     months ended May 31, 1995 and 1994                                 5

     Notes to Consolidated Financial Statements                       6-8

     Management's Discussion and Analysis of Results of Operations
     and Financial Position                                          9-12


Part II - Other Information

     Item 1.  Legal Proceedings                                     12-13


     Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                             14


Exhibit Index

     4 - Specimen Form of Common Stock Certificate                     13

    11 - Statement re Computation of Per Share Earnings                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           Lindsay Manufacturing Co.
                          CONSOLIDATED BALANCE SHEETS
                   May 31, 1995 and 1994 and August 31, 1994
                     (in thousands, except share amounts)

                                                                     (Unaudited)
                                                               ---------------------
                                                                   May        May      August
                                                                  1995       1994       1994
                                                               ---------- ---------- ----------
ASSETS
Current assets:
  Cash and cash equivalents..................................   $   6,390  $   5,379  $   1,712
  Marketable securities......................................      11,005      9,429     11,927
  Receivables................................................      14,139     15,982     11,080
  Inventories................................................       6,220      4,997      6,248
  Deferred income taxes......................................       2,876      3,320      3,543
  Other current assets.......................................       2,038      2,103      1,871
                                                                ---------- ---------- ----------
    Total current assets.....................................      42,668     41,210     36,381
Long-term marketable securities..............................      40,878     39,981     45,378
Property, plant and equipment, net...........................       6,382      5,549      5,596
Other noncurrent assets......................................       1,151        484      1,085
                                                                ---------- ---------- ----------
Total assets.................................................   $  91,079  $  87,224  $  88,440
                                                                ========== ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade....................................   $   4,624  $   5,799  $   4,288
  Other current liabilities..................................      12,910     14,270     14,697
                                                                ---------- ---------- ----------
    Total current liabilities................................      17,534     20,069     18,985
Other noncurrent liabilities.................................       1,342        710      1,371
                                                                ---------- ---------- ----------
Total liabilities............................................      18,876     20,779     20,356
                                                                ---------- ---------- ----------
Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      May 1995 and 1994 and August 1994)
    Common stock, ($1 par value, 10,000,000 shares
      authorized, 4,840,638, 4,818,158 and 4,819,358 shares
      issued and outstanding in May 1995 and 1994 and
      August 1994)...........................................       4,841      4,818      4,819
    Capital in excess of stated value........................       4,394      3,752      3,841
    Retained earnings........................................      70,584     59,194     60,743
    Net unrealized holding gains.............................           1          0          0
    Less treasury stock, (at cost, 318,330, 105,630 and
      105,630 shares in May 1995 and 1994 and August 1994)...      (7,617)    (1,319)    (1,319)
                                                                ---------- ---------- ----------
Total stockholders' equity...................................      72,203     66,445     68,084
                                                                ---------- ---------- ----------
Total liabilities and stockholders' equity...................   $  91,079  $  87,224  $  88,440
                                                                ========== ========== ==========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and nine months ended May 31, 1995 and 1994
                    (in thousands, except per share amounts)
                                  (Unaudited)

- ------------------------------------------------------------------------------------------------------
                                                  Three Months Ended             Nine Months Ended
                                               -------------------------     -------------------------
                                                   May            May            May            May
                                                  1995           1994           1995           1994
                                               ----------     ----------     ----------     ----------
Operating revenues..........................   $  37,451      $  37,724      $  89,943      $  90,847
Cost of operating revenues..................      28,040         28,709         68,973         70,148
                                               ----------     ----------     ----------     ----------
Gross profit................................       9,411          9,015         20,970         20,699
                                               ----------     ----------     ----------     ----------

Operating expenses:
  Selling expense...........................         979          1,037          3,064          3,059
  General and administrative expense........       1,701          1,432          4,615          4,213
  Engineering and research expense..........         354            334            979            907
                                               ----------     ----------     ----------     ----------
Total operating expenses....................       3,034          2,803          8,658          8,179
                                               ----------     ----------     ----------     ----------
Operating income............................       6,377          6,212         12,312         12,520
Interest income, net........................         674            588          2,028          1,659
Other income (expense), net.................          65             43            132            275
                                               ----------     ----------     ----------     ----------
Earnings before income taxes and cumulative
   effect of accounting change..............       7,116          6,843         14,472         14,454
Income tax provision........................       2,277          2,372          4,631          4,770
                                               ----------     ----------     ----------     ----------
Earnings before cumulative effect of
   accounting change........................       4,839          4,471          9,841          9,684
Cumulative effect of change in accounting
   for income taxes.........................           0              0              0            659
                                               ----------     ----------     ----------     ----------
Net earnings................................   $   4,839      $   4,471      $   9,841      $  10,343
                                               ==========     ==========     ==========     ==========

Earnings before cumulative effect of
   accounting change per share..............   $    1.03      $    0.92      $    2.07      $    1.99
Cumulative effect of change in accounting
   for income taxes per share...............        0.00           0.00           0.00           0.14
                                               ----------     ----------     ----------     ----------
Net earnings per share......................   $    1.03      $    0.92      $    2.07      $    2.13
                                               ==========     ==========     ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1995 and 1994
                                 (in thousands)
                                  (Unaudited)

                                                                                 May          May
                                                                                1995         1994
                                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................   $   9,841    $  10,343
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation........................................................         920          924
      Amortization of marketable securities premiums, net.................         269          216
      (Gain) loss on sale of fixed assets.................................         (59)           9
      Loss on sale of marketable securities held-to-maturity..............           2            0
      Gain on sale of marketable securities available-for-sale............          (1)           0
      Provision for uncollectible accounts receivable.....................          45           45
      Deferred income taxes...............................................         667           95
      Cumulative effect of change in accounting for income taxes..........           0         (659)
   Changes in assets and liabilities:
      Receivables.........................................................      (3,104)      (1,337)
      Inventories.........................................................          28         (370)
      Other current assets................................................        (167)        (228)
      Accounts payable....................................................         336       (1,933)
      Other current liabilities...........................................      (2,506)      (2,283)
      Current taxes payable...............................................         719          614
      Other noncurrent assets and liabilities.............................         (95)        (110)
                                                                             ----------   ----------
   Net cash flow provided by operating activities.........................       6,895        5,326
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................      (1,715)        (952)
   Proceeds from sale of property, plant and equipment....................          68           50
   Purchases of marketable securities.....................................           0      (13,471)
   Proceeds from sale and maturities of marketable securities.............           0       11,807
   Purchases of marketable securities held-to-maturity....................      (6,361)           0
   Proceeds from sale of marketable securities held-to-maturity...........       2,998            0
   Proceeds from maturities of marketable securities held-to-maturity.....       7,515            0
   Proceeds from sale of marketable securities available-for-sale.........       1,001            0
                                                                             ----------   ----------
   Net cash flow provided by (used in) investing activities...............       3,506       (2,566)
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock under stock option plan.........         575          618
   Purchases of treasury stock............................................      (6,298)           0
                                                                             ----------   ----------
   Net cash flow provided by (used in) financing activities...............      (5,723)         618
                                                                             ----------   ----------
   Net increase in cash and cash equivalents..............................       4,678        3,378
   Cash and cash equivalents, beginning of period.........................       1,712        2,001
                                                                             ----------   ----------
   Cash and cash equivalents, end of period...............................   $   6,390    $   5,379
                                                                             =========    =========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $   3,323    $   4,051
   Interest paid..........................................................   $       8    $       0

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

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximate market. At May 31, 1995, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

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

During the quarter ended February 28, 1995, Lindsay's board authorized the repurchase of an additional 750,000 shares of its common stock. Large blocks of shares became available in the second quarter and were repurchased partially with the proceeds of the sale of securities maturing June 15, 1995 and September 1, 1995 from the held-to-maturity portfolio. The total amortized cost, realized gain and realized loss for sales from securities classified as held-to-maturity were $3,000,000, $1,500 and $3,750. In order to provide flexibility for future repurchases of its common stock, Lindsay transferred securities maturing July 1, 1995 from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value for the transfer were $3,749,000, $4,000, $2,000 and $3,751,000 respectively. Lindsay anticipates that future purchases of its common stock will be funded out of cash equivalents, available-for-sale securities and cash flow from operations.

Investments in the available-for-sale category are included in Marketable securities ($2,751,000). The total amortized cost, gross unrealized holding

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

gains, gross unrealized holding losses and aggregate fair value for available-for-sale securities are $2,750,000, $1,000, $0 and $2,751,000, respectively. In the available-for-sale category, $2,751,000 in securities mature within one year.

Investments in the held-to-maturity category are included in Marketable securities ($8,254,000) and Long-term marketable securities ($40,878,000). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $49,132,000, $127,000, $131,000 and $49,128,000, respectively. In the held-to-maturity category, $8,254,000 in securities mature within one year and $40,878,000 have maturities ranging from one to three years.

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

                                                    (in thousands)
                                         ------------------------------------
                                            May          May         August
                                            1995         1994         1994
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $10,345      $ 9,504      $10,291

   LIFO reserves                           (3,459)      (3,771)      (3,283)

   Obsolescence reserve                      (666)        (736)        (760)
                                         ----------   ----------   ----------

Total inventories                         $ 6,220      $ 4,997      $ 6,248
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                            May          May         August
                                            1995         1994         1994
                                         ----------   ----------   ----------
Raw materials                                21%          15%          21%
Work in process                               6%           9%           6%
Purchased parts                              20%          26%          20%
Finished goods                               53%          50%          53%

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                            May          May         August
                                            1994         1993         1994
                                         ----------   ----------   ----------
Land                                      $    66      $    66      $    66
Buildings                                   4,248        4,183        4,183
Equipment                                  17,879       16,809       17,084
Other                                       2,532        1,859        1,880
                                         ----------   ----------   ----------
                                           24,725       22,917       23,213
Less accumulated depreciation              18,343       17,368       17,617
                                         ----------   ----------   ----------

Property, plant and equipment, net        $ 6,382      $ 5,549      $ 5,596
                                         ==========   ==========   ==========

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 4,865,314 for the three months and 4,756,612 for the nine months ended May 31, 1995, as compared to 4,882,525 for the three months and 4,863,553 for the nine months ended May 31, 1994. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and nine month periods indicated of Fiscal Year 1995 as compared to the same periods of Fiscal Year 1994.

                                              Three Months Ended             Nine Months Ended
                                          ---------------------------   ----------------------------
                                                            Percent                       Percent
                                                            Increase                      Increase
($ in thousands)                          5/31/95  5/31/94  (Decrease)  5/31/95  5/31/94  (Decrease)
- ----------------------------------------------------------------------------------------------------
Consolidated
- ------------
  Operating Revenues .....................$37,451  $37,724    (0.7)%    $89,943  $90,847    (1.0%)
  Cost of Operating Revenues .............$28,040  $28,709    (2.3)     $68,973  $70,148    (1.7)
  Gross Profit ...........................$ 9,411  $ 9,015     4.4      $20,970  $20,699     1.3
  Gross Margin ...........................   25.1%    23.9%                23.3%    22.8%
  Selling, Eng. & Research, and
    G&A Expense ..........................$ 3,034  $ 2,803     8.2      $ 8,658  $ 8,179     5.9
  Operating Income .......................$ 6,377  $ 6,212     2.7      $12,312  $12,520    (1.7)
  Operating Margin .......................   17.0%    16.5%                13.7%    13.8%
  Interest Income, net ...................$   674  $   588    14.6      $ 2,028  $ 1,659    22.2
  Other Income (Expense), net ............$    65  $    43    51.2      $   132  $   275   (52.0)
  Income Tax Provision ...................$ 2,277  $ 2,372    (4.0)     $ 4,631  $ 4,770    (2.9)
  Effective Income Tax Rate ..............   32.0%    34.7%                32.0%    33.0%
  Earnings Before Cumulative Effect
    of Accounting Change .................$ 4,839  $ 4,471     8.2      $ 9,841  $ 9,684     1.6
  Cumulative Effect of Accounting
    Change For Income Taxes ..............$     0  $     0     N/A      $     0  $   659     N/A
  Net Earnings............................$ 4,839  $ 4,471     8.2%     $ 9,841  $10,343    (4.9%)


As the above table displays, operating revenues for both the three and nine month periods ended May 31, 1995 were slightly lower (0.7 percent and 1.0 percent, respectively) then their comparable periods of the prior year. The decrease in third quarter revenue was the net result of a 12 percent ($3.7 million) decrease in North American irrigation equipment revenues, being almost entirely offset by a 248 percent ($2.5 million) increase in export irrigation equipment revenues and a 20 percent ($1.0 million) increase in revenues from diversified products and other. For the nine month period, fiscal 1995 North American irrigation equipment and diversified product and other revenues were up 1 percent ($.7 million) and 29 percent ($4.4 million), respectively, as compared to the prior year. Export irrigation equipment revenues for the nine month period were 46 percent ($6.0 million) lower then the comparable period in fiscal 1994.

Demand for irrigation equipment in the North American market remained relatively strong during the first nine months of fiscal 1995. Although fiscal 1995 year to date North American irrigation equipment revenues were up from the comparable period of fiscal 1994, North American unit volume was down slightly. Demand was favorably impacted by continued farmer emphasis on conserving water, energy, and labor and by farmers striving to increase or stabilize crop yields. Higher interest/financing rates, and projections of reduced federal government agricultural subsidies and lower net cash farm income have been negative factors impacting 1995 demand.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Higher export irrigation equipment revenues for the three month period ending May 31, 1995 were due primarily to increased irrigation equipment sales activity in Australia and Western Europe and to a reduction in our export irrigation dealer commission accruals which are netted against sales. For the nine month period, increased sales activity in Australia, Western Europe and Latin America and the third quarter reduction in our export irrigation dealer commission accrual were more then offset by lower sales to our irrigation equipment dealers in Saudi Arabia.

The increase in diversified products and other revenues during the third quarter of fiscal 1995 was due entirely to increased sales of outsource manufactured products. The increase in diversified products and other revenues for the nine month period ending May 31, 1995 was due to increased sales of both large diameter steel tubing and of outsourced manufactured products. Lindsay's primary outsource manufactured products customers continue to be Caterpillar Inc., Deere & Company, and New Holland North America, Inc.

Gross margin for the three months ended May 31, 1995, as a percent of operating revenues, was 25.1 percent as compared to 23.9 percent of the prior year's comparative period. For the nine months ended May 31, 1995, gross margin as a percent of operating revenues was 23.3 percent, as compared to 22.8 for the nine months ended May 31, 1994. Continued strong demand for irrigation equipment in the North American market for both the three and nine month periods resulted in a favorable pricing environment. Additionally, the third quarter reduction in our export irrigation dealer commission accrual favorably impacted our gross margin for both the three and nine month periods. However, raw material costs were up during both the three and nine month periods of the current year, primarily due to higher steel, zinc, electrical cable and tire costs.

Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 1995, were $3.0 million as compared to $2.8 million of the prior year's comparative period. For the nine month period, fiscal 1995 selling, general and administrative, and engineering and research expenses totaled $8.7 million as compared to $8.2 million in fiscal 1994. The fiscal 1995 increases are primarily due to higher payroll, professional and legal fees, retirement benefits and, for the nine month period, group insurance costs.

The effective tax rate for both the three month and nine month periods ended May 31, 1995 was 32.0 percent. This compares to effective tax rates of 34.7 and 33.0 percent, respectively, for the comparable three month and nine month periods of the prior year. Due to the tax free status of interest earned on municipal bonds (for federal income tax purposes), Lindsay continues to benefit from an effective tax rate that is lower than the combined federal and state statutory rates (currently estimated at 39.5 percent).

FINANCIAL CONDITION

        Lindsay's equity of $72.2 million at May 31, 1995 increased from $68.1 million at August 31, 1994, due to net earnings of $9.8 million, less $6.3 million used to repurchase 212,700 shares of common stock per Lindsay's previously announced stock repurchase plan plus the proceeds of $0.6 million from the issuance of 21,280 shares of common stock under Lindsay's employee
stock option    plan. Lindsay's equity at May 31, 1994 was $66.4 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Lindsay's cash and short-term marketable securities totaled $17.4 million at May 31, 1995, as compared to $13.6 million at August 31, 1994, and $14.8 million at May 31, 1994. Receivables of $14.1 million at May 31, 1995 increased $3.0 million from $11.1 million at August 31, 1994 due to the higher level of North American irrigation equipment sales activity during May 1995. May 31, 1995 receivables are $1.9 million lower than their $16.0 million balance at May 31, 1994. Inventories of $6.2 million at May 31, 1995 and August 31, 1994, increased $1.2 million from $5.0 million at May 31, 1994. At May 31, 1995, Lindsay had $40.9 million invested in long-term marketable securities which represent intermediate term (one to three year maturities) municipal debt. This is down from $45.4 million at August 31, 1994 and up from $40.0 million at May 31, 1994.

Noncurrent assets at May 31, 1995 and at August 31, 1994 totaled $1.2 million and $1.1 million, respectively, higher than their $0.5 million balance at May 31, 1994. Other noncurrent liabilities at May 31, 1995 and August 31, 1994 totaled $1.3 million and $1.4 million, respectively, higher than their $0.7 million balance at May 31, 1994 primarily due to an adjustment required to recognize the minimum liability related to Lindsay's supplemental retirement plan.

Current liabilities of $17.5 million at May 31, 1995 are lower than their $19.0 million balance at August 31, 1994 and $20.1 million balance at May 31, 1994. The decrease from August 31, 1994 is principally due to lower accruals for warranty, environmental remediation and international dealer commissions partially offset by increased trade payables, international dealer prepayments and higher accruals for current state and federal income tax. The decrease from May 31, 1994 is primarily due to decreased trade payables and lower accruals for warranty, environmental remediation and international dealer commissions partially offset international dealer prepayments.

Capital expenditures totaling $1.7 million for the first nine months of 1995 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its 1995 capital expenditures to be approximately $2.0 to $2.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

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

Approximately 8 and 14 percent of Lindsay's operating revenues for the first nine months of 1995 and 1994 respectively, were generated from export sales. For the full year of 1994, approximately 14 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks. Lindsay's export sales are all in U.S. dollars and are generally all shipped against prepayments or backed by irrevocable letters of credit which are confirmed by U.S. banks.


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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The plan selected for aquifer remediation was in line with Lindsay's expectations. However, the plan for remediation of the soil and shallow groundwater contamination proposed

                               OTHER INFORMATION
                                  (Continued)

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

The total balance sheet reserve for this remediation was $2.1 million at May 31, 1995 compared to $2.9 million at August 31, 1994, reflecting expenditures of $0.8 million during fiscal 1995 for the continued implementation of the plans.

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

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended May 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.





Date: June 21, 1995                           Bruce C. Karsk
                                  ---------------------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer





Date: June 21, 1995                          Ralph J. Kroenke
                                  ---------------------------------------
                                             Ralph J. Kroenke
                                                Controller