Form 10-K405
period 1995-08-31
LINDSAY MANUFACTURING CO
filed 1995-11-28
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
 (MARK ONE)
      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -----        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended August 31, 1995 OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -----       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to________

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

           Delaware                                             47-0554096
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

Box 156, East Highway 91, Lindsay, Nebraska                          68644
-------------------------------------------                     ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
including area code:                                          402-428-2131
                                                              ------------
Securities registered pursuant to Section 12(b) of the Act:           None
Securities registered pursuant to Section 12(g) of the Act:
                                Title of Class
                                --------------
                         Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----
As of November 16, 1995, 4,367,925 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (4,201,984 shares) was $144,968,448 based upon the final sales price on the National Association of Securities Dealers Automated Quotation ("Nasdaq")/National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Stockholders are incorporated herein by reference into Parts I, II and IV.

Portions of the Proxy Statement pertaining to the February 7, 1996 annual stockholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 10-12.

ITEM 1 - BUSINESS

(a) Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its "Zimmatic" trademark, of electrically powered automatic continuous move systems for the irrigation of agricultural crops and related products and services.

     Lindsay also produces and sells large diameter tubing; manufactures and assembles products for other manufacturers (such as corn planters and sub-assemblies for construction equipment) and provides services such as hot dip galvanizing.

     Lindsay was founded in 1955, and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988.

(b) Industry segment information is included in Part II, Item 8, Footnote K. The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders on page 19.

(c) Product. Lindsay's irrigation systems are primarily of the center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers. Due to lower price and simplicity of operation, center pivots currently account for over 95 percent of Lindsay's irrigation system sales.

     A typical center pivot for the North American market is approximately 1,300 feet long and is designed to circle within a standard quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 135 acres. A typical center pivot for the international market is approximately 1,000 feet long. Center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres.

     A center pivot system represents a significant investment to a farmer. A typical center pivot system, fully installed, requires an investment of up to approximately $50,000 to $60,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 130,000 to 140,000 center pivot irrigation systems in operation worldwide, resulting in a significant replacement parts business.

     TYPES OF IRRIGATION - COMPETITIVE PRODUCTS. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. In "drip" or "trickle" irrigation, perforated pipe is installed on the ground or buried underground at the root level. Several other types of mechanical devices irrigate the remaining irrigated acres. These other types of mechanical devices are not generally being replaced and no longer generate significant sales.

      Center pivot irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; it can be used on sandy ground which, due to poor water retention ability must have water applied frequently; it can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; it can also be used for the application of fertilizers, insecticides, herbicides or other chemicals (termed "chemigation"); and it conserves water and chemicals through precise control of the amount and timing of its application.

MARKETS - GENERAL. Water is an essential and critical requirement for crop production, and the extent, regularity and frequency of water application is a critical determinant in crop performance and yield.

      The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the increased value of crop production attributable to the increased water the center pivot or lateral move provides will exceed any increased costs associated with installing and operating the equipment. Thus, the decision to install a center pivot or lateral move system reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs. In recent years, a critical factor has been the extent to which governments, in pursuing agricultural, social and other policies and objectives, have subsidized agricultural profitability and regulated production.

      In addition, demand for center pivots and lateral moves depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. Selection of center pivot or lateral move systems, over competitive types of irrigation, is aided by the fact that agricultural production is continually forced to become more efficient in its use of the basic natural resources of land, water and energy. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water and energy. As center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized, Lindsay expects demand for center pivots and lateral moves to increase relative to other irrigation methods.

      UNITED STATES MARKET. The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Operations Review" on pages 5 through 7.

      INTERNATIONAL MARKET. The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Operations Review" on pages 5 through 7.

      COMPETITION. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while seven manufacturers remain today. Lindsay believes that Lindsay and Valmont Industries, Inc. ("Valmont"), the top two manufacturers, represent 75 percent to 85 percent of the market. Although detailed market information is not available, Lindsay believes its portion of the international market is slightly greater than Valmont's, but its domestic market is somewhat smaller than that of Valmont.

      There is manufacturing overcapacity in the center pivot and lateral move industry, with resulting price competition. Competition also occurs in areas of product quality and durability, product characteristics, retention and reputation of local dealers, post-sale service, and, at certain times of the year, the availability of systems and their delivery time. Lindsay believes it generally competes favorably with respect to these factors.

DIVERSIFIED PRODUCTS AND SERVICES

      The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Operations Review" on pages 5 through 7.

SEASONALITY/CYCLICALITY

      Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to North American customers usually peak during March and April for the spring planting period. Lindsay's expansion into diversified manufacturing complements its irrigation operations by using available capacity and reducing seasonality.

ORDER BACKLOG

      As of September 1, 1995 and 1994, Lindsay had an order backlog of approximately $15 million. At year end Fiscal 1995, Lindsay had a $7.4 million order backlog for irrigation equipment. This was down from year end Fiscal 1994's irrigation equipment order backlog of $8.3 million. Lindsay believes that uncertainty in the North American market during late July and August 1995 about the fall crop delayed order activity. At year end Fiscal 1995, order backlog for diversified products totaled $7.1 million, up 15% from $6.2 million at Fiscal 1994 year end.

      Lindsay manufactures a center pivot or lateral move system only upon a firm order. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a United States bank, which call for delivery within time periods negotiated with the customer. North American orders are manufactured to dealer order, accompanied by a down payment.

RAW MATERIALS AND COMPONENTS

      Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Periodically, Lindsay has faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

      Capital expenditures for fiscal 1995, 1994 and 1993, were approximately $2.8 million, $1.3 million and $0.9 million, respectively. Capital expenditures for fiscal 1996 are expected to be between $3.0 and $3.5 million and will be used principally to improve the Company's existing operating facilities. The Company does not anticipate any needs for substantial capital expenditures for plant expansion over the next several years.

PATENTS, TRADEMARKS, LICENSES

      The "Zimmatic" and other trademarks are registered in most markets in which Lindsay sells its product. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although Lindsay believes it is important to follow a patent protection policy, Lindsay's business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

      The number of persons employed by Lindsay at Fiscal year end 1995, 1994 and 1993 were 491, 481 and 486, respectively. Lindsay currently employs approximately 525 persons. None of Lindsay's employees are represented by a union.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

      Like other manufacturing concerns, Lindsay is subject to numerous laws and regulations which govern occupational health and safety and the discharge and disposal of materials into the environment. Lindsay believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at the Lindsay, Nebraska facility. Although all currently required permits have been obtained by Lindsay, as with all such permits they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In many cases, compliance with environmental regulations or standards can be achieved only through significant capital and operation expenditures. See Item 3 Legal Proceedings.

SUBSIDIARIES

      Since 1979, international sales personnel have been located in Houston, Texas as part of Lindsay International Sales Corporation, a subsidiary which conducts foreign sales operations for Lindsay. Lindsay is in the process of relocating the Houston international sales office to Lindsay's Nebraska headquarters, thereby reducing costs while at the same time enhancing communication and customer service. Lindsay Transportation, Inc., a wholly-owned subsidiary, was formed in 1975. It owns approximately 105 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay also has three non-operational subsidiaries.

ITEM 2 - PROPERTIES

      Lindsay owns and occupies 43 acres in Lindsay, Nebraska. Its manufacturing operation has eight separate buildings, with approximately 525,000 square feet of manufacturing area under roof. With the Company's current manufacturing capacity, the Company can increase sales without a major investment in facilities and capital equipment. In Fiscal 1996, the Company is completing a plant automation project, increasing production capacity to meet the North American peak season (January through May) demand.

ITEM 3 - LEGAL PROCEEDINGS

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

      Since 1983, Lindsay has worked actively with the Nebraska Department of Environmental Control ("NDEC") to remediate this contamination by purging and treating the aquifer. In October 1989, the Environmental Protection Agency ("EPA") added Lindsay to the list of priority Superfund sites. In 1988, a sampling which was performed in connection with an investigation of the extent of aquifer groundwater contamination revealed solvent contamination (volatile organic compounds) in the soil and shallow groundwater in three locations at and in the vicinity of the plant. Under a 1988 agreement with the EPA and NDEC, Lindsay conducted a Remedial Investigation/Feasibility Study ("RI/FS"). This study was completed in June 1990. Lindsay does not believe that there is any other soil or groundwater contamination at the manufacturing facility.

      In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The plan selected for aquifer remediation was in line with Lindsay's expectations. However, the plan for remediation of the soil and shallow groundwater contamination proposed a higher degree of remediation than the company had previously expected. Therefore, Lindsay recognized an additional $2.9 million accrual in the fourth quarter of Fiscal 1990. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. Due to this delay, Lindsay recognized an additional accrual of $0.6 million in the fourth quarter of Fiscal 1991 and $0.8 million in the fourth quarter of Fiscal 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during Fiscal 1995.

      The total balance sheet reserve for this remediation was $1.9 million at Fiscal 1995 year end compared to $2.9 million at Fiscal 1994 year end, reflecting costs of $1.0 million during Fiscal 1995 for the continued implementation of the plans.

      Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for February 7, 1996.

                            Age      Position with the Company
                            ---      -------------------------
Gary D. Parker              50       Chairman, President and Chief Executive Officer
Eduardo R. Enriquez         55       Vice President - International
Bruce C. Karsk              43       Vice President - Finance, Treasurer and Secretary
Clifford P. Loseke          57       Vice President - Manufacturing
Charles H. Meis             49       Vice President - Engineering
Robert S. Snoozy            49       Vice President - Sales and Marketing

      Mr. Gary D. Parker is Chairman, President and Chief Executive Officer of Lindsay, and has held such positions since December 1989. Prior to that time and since 1984, he was President and Chief Executive Officer of Lindsay. He served as Executive Vice President from 1978 to 1984. Mr. Parker has also been a Director since 1978.

      Mr. Eduardo R. Enriquez is President of Lindsay International Sales Corporation and has served in that capacity and as Vice President - International of Lindsay since May of 1986. Prior to that time, and since 1981, he was Vice President - Sales of Lindsay International Sales Corporation.

      Mr. Bruce C. Karsk is Vice President - Finance, Treasurer and Secretary of Lindsay and has held such positions since 1984. Prior to that time and since 1981, Mr. Karsk had been the Controller.

      Mr. Clifford P. Loseke is Vice President - Manufacturing of Lindsay, a position he has held since 1975.

      Mr. Charles H. Meis is Vice President - Engineering of Lindsay and has held such position since 1975.

      Mr. Robert S. Snoozy is Vice President - Sales and Marketing of Lindsay and has held such position since 1986. Prior to that time and since 1978, he had been Vice President of Marketing.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Lindsay Common Stock, began public trading on October 12, 1988. It is listed on the NASDAQ/NMS under the symbol "LINZ". As of November 16, 1995 there were approximately 250 record holders of the Common Stock.

    The following table sets forth for the periods indicated the range of the high and low sales price:

                            FISCAL YEAR 1995    FISCAL YEAR 1994
                            ----------------    ----------------

                             HIGH      LOW       HIGH      LOW
                            ------    ------    ------    ------
    First Quarter           $32-1/4   $27-7/8   $  35     $29-1/4
    Second Quarter           31-1/4    28-1/4    35-3/4      30
    Third Quarter              33      28-1/4      37      31-1/2
    Fourth Quarter           35-3/4      31      32-3/4      28

    Lindsay does not currently pay a dividend on its Common Stock. However, the payment of dividends in the future will be a business decision to be made by the Board of Directors of Lindsay based on operating results, Lindsay's financial position and such other business considerations as the Board of Directors of Lindsay deems relevant.

ITEM 6 - SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Selected Financial Data" on page 8.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information required by this item is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis" on pages 9 through 12.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the 1995 Annual Report to Stockholders on pages 13 through 19.

    The information required by Item 302 of Regulation S-K is incorporated by reference from the 1995 Annual Report to Stockholders under the heading "Quarterly Data" on page 8.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1995. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. This disclosure, if required, will be contained in the Proxy Statement. The information required by this Item is incorporated by reference from the Proxy Statement.

      Information about Executive Officers is shown on page 7 of this filing.


ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference from the Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements
      The following financial statements of Lindsay Manufacturing Co. are incorporated by reference under Item 8. The 1995 Annual Report to Stockholders is attached as Exhibit 13.

                                                              Reference Page
                                                              --------------
                                                            Annual Stockholders
                                                                  Report
      Report of Independent Accountants                               12
      Consolidated Statements of Operations for the Years
         ended August 31, 1995, 1994 and 1993                         13
      Consolidated Balance Sheets at
         August 31, 1995 and 1994                                     14
      Consolidated Statements of Stockholders' Equity
         for the years ended August 31, 1995, 1994 and 1993           13
      Consolidated Statements of Cash Flows for the Years
         ended August 31, 1995, 1994 and 1993                         15

      Notes to Consolidated Financial Statements                     16-19

      (a)(2) Financial Statement Schedules

                                                              Reference Page
                                                              --------------
                                                                 Form 10-K
                                                               Annual Report
      Report of Independent Accountants                               14

      Schedules

      VIII.   Valuation and Qualifying Accounts -
                     Years ended August 31, 1995, 1994 and 1993       15

             Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX

                                                                                                      Sequential
Exhibit                                                                                                  Page
Number                                          Description                                             Number
-------                                         -----------                                           ----------
 3(a)      Restated Certificate of Incorporation of the Company,
           incorporated by reference to amended Exhibit 3(a) of Amendment
           No. 4 to the Company's Registration Statement on Form S-1
           (Registration No. 33-23084), filed October 12, 1988.                                            -

 3(b)      By-Laws of the Company incorporated by reference to Amended
           Exhibit 3(b) of Amendment No. 3 to the Company's Registration
           Statement on Form S-1 (Registration No. 33-23084), filed
           September 23, 1988.                                                                             -

 4(a)      Specimen Form of Common Stock Certificate incorporated by
           reference to Exhibit 4 of Amendment No. 3 to the Company's
           Registration Statement on Form S-1 (Registration No. 33-23084),
           filed September 23, 1988.                                                                       -

10(a)      Tax Sharing Agreement between DEKALB Energy Company and the
           Company, dated October 12, 1988, incorporated by reference to
           Exhibit 10(a) of the Company's Annual report on Form 10-K for
           the fiscal year ended August 31, 1988.                                                          -

10(b)      Insurance, Liability and Indemnity Agreement between
           DEKALB Energy Company and the Company, dated October 19, 1988, incorporated by reference to Exhibit 10(c) of the Company's
           Annual Report on Form 10-K for the fiscal year ended August
           31, 1988.                                                                                       -

10(c)      Employment Agreement between the Company and Gary D. Parker, effective September 1, 1989 amended June 6, 1991, incorporated by reference to Exhibit 10(c) of the Company's Annual Report
           on Form 10K for the fiscal year ended August 31, 1991.                                          -

10(d)      Indemnification Agreement between the Company and its
           directors and officers, dated October 10, 1988, incorporated by reference to Exhibit 10(f) of the Company's Annual Report
           on Form 10-K for the fiscal year ended August 31, 1988.                                         -

10(e)      Lindsay Manufacturing Co. Long-Term Incentive Plan,
           incorporated by reference to amended Exhibit 10(h) of
           Amendment No. 3 to the Company's Registration Statement
           on Form S-1 (Registration No. 33-23084), filed September
           23, 1988.                                                                                       -

 10(f)     Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration
           Statement on Form S-1 (Registration No. 33-23084), filed
           July 15, 1988.                                                                                  -

                              a(3) EXHIBIT INDEX

                                                                                                      Sequential
Exhibit                                                                                                 Page
Number                                          Description                                             Number
------                                          -----------                                           ----------
 10(g)     Lindsay Manufacturing Co. 1991 Long-Term Incentive Plan,
           incorporated by reference to Exhibit 10(h) of the Company's
           Annual Report on Form 10-K for the fiscal year ended August
           31, 1992.                                                                                       -

 10(h)     Employment Agreement between the Company and Bruce C. Karsk,
           Eduardo R. Enriquez, Clifford P. Loseke, Charles H. Meis, and
           Robert S. Snoozy, effective September 1, 1993, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on
           Form 10K for the Fiscal year ended August 31, 1994.                                             -

 10(i)     Lindsay Manufacturing Co. Supplemental Retirement Plan, incorporated by reference to
           Exhibit 10(j) of the Company's Annual Report on Form 10K for the Fiscal year ended
           August 31, 1994.                                                                                -

 11        Statement re Computation of Per Share Earnings.                                                16

 13        Lindsay Manufacturing Co. 1995 Annual Report to Stockholders.                               17-40

 22        Subsidiaries of the Company, incorporated by reference to Exhibit
           22 of the Company's Annual Report on Form 10-K for the fiscal year
           ended August 31, 1988.                                                                          -

 25(a)     The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K,
           Quarterly Report on Form 10-Q, Report by Issuers of Securities
           quoted on NASDAQ on Form 10-C, Notification of Late Filing on Form
           12b-25 and Amendment to Application or Report on Form 8, on behalf of each other and certain directors, incorporated by reference to
           Exhibit 25 of the Company's Annual Report on Form 10-K for the
           fiscal year ended August 31, 1991.                                                              -

 25(b)     The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K,
           Quarterly Report on Form 10-Q, Report by Issuers of Securities
           quoted on NASDAQ on Form 10-C, Notification of Late Filing on Form
           12b-25 and Amendment to Application or Report on Form 8, on behalf of Clayton Yeutter, incorporated by reference to Exhibit 25(b) of the
           Company's Annual Report on Form 10-K for the Fiscal year ended
           August 31, 1993.                                                                                -

 27        Financial Data Schedule                                                                        41

 (b)  Reports on Form 8-K

The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 1995.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LINDSAY MANUFACTURING CO.


                         By:    Bruce C. Karsk
                            ----------------------------------------------------
                         Name:  Bruce C. Karsk
                              --------------------------------------------------

                         Title: Vice President-Finance, Treasurer and Secretary;
                               -------------------------------------------------
                                Principal Financial and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of November, 1995.

   Gary D. Parker   (1)                 Chairman, President and Chief Executive
--------------------------              Officer
   Gary D. Parker


   Bruce C. Karsk                       Vice President - Finance, Treasurer and
--------------------------              Secretary; Principal Financial and
   Bruce C. Karsk                       Accounting Officer



   Ralph J. Kroenke                     Controller
--------------------------
   Ralph J. Kroenke


--------------------------              Director
   Howard G. Buffett


   John W. Croghan  (1)                 Director
--------------------------
   John W. Croghan


   J. David Dunn    (1)                 Director
--------------------------
   J. David Dunn

   George W. Plossl (1)                 Director
--------------------------
   George W. Plossl


   Clayton Yeutter  (1)                 Director
--------------------------
   Clayton Yeutter


(1) By: Bruce C. Karsk
       ---------------------------------
        Bruce C. Karsk, Attorney-In-Fact.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lindsay Manufacturing Co.:

Our report on the consolidated financial statements of Lindsay Manufacturing Co. is incorporated by reference in this Form 10-K from page 12 of the Fiscal 1995 Annual Report to Stockholders of Lindsay Manufacturing Co. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index to Financial Statement Schedules on page 10 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                            COOPERS & LYBRAND L.L.P.




Omaha, Nebraska
October 9, 1995

                           Lindsay Manufacturing Co.
               SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS
                   Years ended August 31, 1995, 1994 and 1993
                             (Dollars in thousands)

              Column A                             Column B                 Column C            Column D        Column E
              --------                             --------     ------------------------------  --------        --------
                                                                           Additions
                                                                ------------------------------
                                                   Balance at   Charged to         Charged to                   Balance at
                                                   Beginning    Costs and             Other                     End
            Description                            of Period    Expenses            Accounts    Deductions      of Period
            -----------                            ----------   ----------         ----------   ----------      ----------
Year ended August 31, 1995:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts             $      513   $       60         $        0   $        0 (a)  $      573
                                                   ==========   ==========         ==========   ==========      ==========
     - Allowance for inventory obsolescence        $      760   $        0         $       13   $      101 (b)  $      672
                                                   ==========   ==========         ==========   ==========      ==========

Year ended August 31, 1994:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts             $      450   $       60         $        0   $      (3) (a)  $      513
                                                   ==========   ==========         ==========   ==========      ==========
     - Allowance for inventory obsolescence        $      736   $       52         $        0   $       28 (b)  $      760
                                                   ==========   ==========         ==========   ==========      ==========

Year ended August 31, 1993:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts             $      428   $        0         $        0   $     (22) (a)  $      450
                                                   ==========   ==========         ==========   ==========      ==========
     - Allowance for inventory obsolescence        $      965   $        0         $        0   $      229 (b)  $      736
                                                   ==========   ==========         ==========   ==========      ==========

----------
Notes:
      (a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.
      (b) Deductions consist of obsolete items sold or scrapped.