Form 10-Q
period 1995-11-30
LINDSAY MANUFACTURING CO
filed 1996-01-12
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    ________

                                   FORM 10-Q

(MARK ONE)
  __x__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended November 30, 1995 OR

  _____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

           Commission File Number: 0-17116


                             Lindsay Manufacturing Co.
             -----------------------------------------------------
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

                                                           Yes __X__   No_____


Common Stock, $1.00 par value                           4,313,297
-----------------------------             ---------------------------------
      Title of Class                      Outstanding as of January 3, 1996

Exhibit index is located on page 2.

Total number of pages 15.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets, November 30, 1995 and 1994
        and August 31, 1995                                             3

        Consolidated Statements of Operations for the three
        months ended November 30, 1995 and 1994                         4

        Consolidated Statements of Cash Flows for the three
        months ended November 30, 1995 and 1994                         5

        Notes to Consolidated Financial Statements                    6-8

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Position                            9-11

Part II - Other Information

     Item 1.  Legal Proceedings                                     12-13

     Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                             14


Exhibit Index

     4 - Specimen Form of Common Stock Certificate                     13

    11 - Statement re Computation of Per Share Earnings                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
               November 30, 1995 and 1994 and August 31, 1995
                    (in thousands, except share amounts)

                                                                 (Unaudited) (Unaudited)
                                                                   November   November    August
                                                                     1995       1994       1995
ASSETS                                                            ---------- ---------- ----------
Current assets:
  Cash and cash equivalents....................................   $   1,253  $   3,807  $   4,514
  Marketable securities........................................      21,333     11,117     18,792
  Receivables..................................................      15,268     10,994     10,353
  Inventories..................................................       6,342      5,979      5,384
  Deferred income taxes........................................       2,776      3,413      2,804
  Other current assets.........................................       2,144      2,182      1,891
                                                                  ---------- ---------- ----------
    Total current assets.......................................      49,116     37,492     43,738
Long-term marketable securities................................      31,081     46,605     34,003
Property, plant and equipment, net.............................       8,174      5,602      7,164
Other noncurrent assets........................................       1,218      1,148      1,155
                                                                  ---------- ---------- ----------
Total assets...................................................   $  89,589  $  90,847  $  86,060
                                                                  ========== ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade......................................   $   4,851  $   4,290  $   4,295
  Other current liabilities....................................      13,982     15,283     11,636
                                                                  ---------- ---------- ----------
    Total current liabilities..................................      18,833     19,573     15,931
Other noncurrent liabilities...................................       1,195      1,191      1,386
                                                                  ---------- ---------- ----------
Total liabilities..............................................      20,028     20,764     17,317
                                                                  ---------- ---------- ----------
Commitments and contigencies.

Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      November 1995 and 1994 and August 1995)
    Common stock, ($1 par value, 10,000,000 shares authorized,
      4,842,805, 4,819,358 and 4,842,805 shares issued and
      outstanding in November 1995 and 1994 and August 1995....       4,843      4,819      4,843
    Capital in excess of stated value..........................       4,412      3,841      4,412
    Retained earnings..........................................      75,473     62,742     72,447
    Less treasury stock, (at cost, 540,480, 105,630 and 474,880
      shares in November 1995 and 1994 and August 1995)........     (15,167)    (1,319)   (12,959)
                                                                  ---------- ---------- ----------
Total stockholders' equity.....................................      69,561     70,083     68,743
                                                                  ---------- ---------- ----------
Total liabilities and stockholders' equity.....................   $  89,589  $  90,847  $  86,060
                                                                  ========== ========== ==========

   The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended November 30, 1995 and 1994
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                   November     November
                                                                                     1995         1994
                                                                                   ---------   ----------
Operating revenues......................................................          $  27,326    $  22,142
Cost of operating revenues..............................................             20,905       17,143
                                                                                  ---------    ---------
Gross profit............................................................              6,421        4,999
                                                                                  ---------    ---------

Operating expenses:
  Selling expense.......................................................                955        1,040
  General and administrative expense....................................              1,476        1,407
  Engineering and research expense......................................                352          309
                                                                                  ---------    ---------
Total operating expenses................................................              2,783        2,756
                                                                                  ---------    ---------
Operating income........................................................              3,638        2,243
Interest income, net....................................................                664          682
Other income, net.......................................................                 20           15
                                                                                  ---------    ---------
Earnings before income taxes............................................              4,322        2,940
Income tax provision....................................................              1,296          941
                                                                                  ---------    ---------
Net earnings............................................................          $   3,026    $   1,999
                                                                                  =========    =========


Net earnings per share..................................................          $    0.67    $    0.41
                                                                                  =========    =========

    The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended November 30, 1995 and 1994
                                 (in thousands)
                                  (Unaudited)

                                                                          November           November
                                                                            1995               1994
                                                                        ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings.........................................................    $ 3,026            $    1,999
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation.......................................................       355                   311
      Amortization of marketable securities premiums, net................        92                    89
      Gain on sale of fixed assets.......................................        (4)                   (4)
      Provision for uncollectible accounts receivable....................         1                    15
      Deferred income taxes..............................................        28                   130

   Changes in assets and liabilities:
      Receivables........................................................    (4,916)                   71
      Inventories........................................................      (958)                  269
      Other current assets...............................................      (253)                 (311)
      Accounts payable...................................................       556                     2
      Other current liabilities..........................................     1,047                  (198)
      Current taxes payable..............................................     1,299                   784
      Other noncurrent assets and liabilities............................      (254)                 (243)
                                                                            -------            ----------
   Net cash flows provided by operating activities.......................        19                 2,914
                                                                            -------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment............................    (1,373)                 (322)
   Proceeds from sale of property, plant and equipment...................        12                     9
   Purchases of marketable securities held-to-maturity...................    (1,211)               (4,316)
   Proceeds from maturities of marketable securities held-to-maturity....     1,500                 3,810
                                                                            -------            ----------
   Net cash flows used in investing activities...........................    (1,072)                 (819)
                                                                            -------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchases of treasury stock...........................................    (2,208)                    0
                                                                            -------            ----------
   Net cash flows used in financing activities...........................    (2,208)                    0
                                                                            -------            ----------
   Net increase (decrease) in cash and cash equivalents..................    (3,261)                2,095
   Cash and cash equivalents, beginning of period........................     4,514                 1,712
                                                                            -------            ----------
   Cash and cash equivalents, end of period.............................    $ 1,253            $    3,807
                                                                            =======            ==========
Supplemental Cash Flow Information:
   Income taxes paid....................................................    $    (5)           $       (3)
   Interest paid........................................................    $     0            $        4

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 1995 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At November 30, 1995, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in Marketable securities at November 30, 1995. Investments in the held-to-maturity category are included in Marketable securities ($21.3 million) and Long-term marketable securities ($31.1 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $52.4 million, $0.4 million, $0.0 million, and $52.8 million, respectively. There have not been any sales of held-to-maturity securities during the first quarter of Fiscal 1996. In the held-to-maturity category, $21.3 million in securities mature within one year and $31.1 million have maturities ranging from one to three years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          November     November      August
                                            1995         1994         1995
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $10,187      $ 9,775      $ 9,626
   LIFO reserves                           (3,179)      (3,066)      (3,570)
   Obsolescence reserve                    (  666)      (  730)      (  672)
                                         ----------   ----------   ----------
Total inventories                         $ 6,342      $ 5,979      $ 5,384
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          November     November      August
                                            1995         1994         1995
                                         ----------   ----------   ----------
Raw materials                                21%          21%          21%
Work in process                               7%           6%           7%
Purchased parts                              28%          20%          28%
Finished goods                               44%          53%          44%

4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                          November     November      August
                                            1995         1994         1995
                                         ----------   ----------   ----------
Land                                      $    66      $    66      $    66
Buildings                                   4,345        4,183        4,345
Equipment                                  19,417       17,154       18,944
Other                                       3,122        2,109        2,337
                                         ----------   ----------   ----------
                                           26,950       23,512       25,692
Less accumulated depreciation              18,776       17,910       18,528
                                         ----------   ----------   ----------
Property, plant and equipment, net        $ 8,174      $ 5,602      $ 7,164
                                         ==========   ==========   ==========

5.  Commitments and Contingent Liabilities
The consolidated balance sheet reflects a reserve of $2.1 million at November 30, 1995, compared to $1.9 million at August 31, 1995, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during the first quarter of Fiscal 1996 for continued implementation of environmental remediation plans for aquifer and soil and shallow groundwater contaminations. In 1987 the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5. Commitments and Contingent Liabilities - Continued remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgement in the amount of $2.4 million in favor of the insurer. Lindsay is in the process of appealing the dismissal of it's case against the insurer and the judgement against Lindsay. The Company has recorded a probable insurance recovery in other current assets. In the opinion of management, resolution of these matters, for which provision has not been made, will not have a material adverse affect on Lindsay's consolidated financial condition, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

The Company and its subsidiaries are defendants in various legal actions arising from other issues in the course of their business activities. In the opinion of management, resolution of these actions will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

Lindsay carries property insurance, with a $10,000 deductible, for replacement value of all of its buildings and non-auto equipment.

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 4,497,938 and 4,863,751 for the three months ended November 30, 1995 and 1994, respectively. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table provides highlights for the first quarter of Fiscal Year 1996 compared with the first quarter of Fiscal Year 1995.

                                                      For The Three Months Ended
                                                    -----------------------------
                                                                       Percent
                                                                       Increase
                                                    ------------------
($ in thousands)                                    11/30/95  11/30/94 (Decrease)
---------------------------------------------------------------------------------
Consolidated
------------
  Operating Revenues................................$27,326    $22,142   23.4%
  Cost of Operating Revenues........................$20,905    $17,143   21.9
  Gross Profit......................................$ 6,421    $ 4,999   28.5
  Gross Margin......................................   23.5%      22.6%
  Selling, Eng. & Research, and
    G&A Expense.....................................$ 2,783    $ 2,756    1.0
  Operating Income..................................$ 3,638    $ 2,243   62.2
  Operating Margin..................................   13.3%      10.1%
  Interest Income, net..............................$   664    $   682   (2.6)
  Other Income, net.................................$    20    $    15   33.3
  Income Tax Provision..............................$ 1,296    $   941   37.7
  Effective Income Tax Rate.........................   30.0%      32.0%
  Net Earnings......................................$ 3,026    $ 1,999   51.4%

As the above table displays, operating revenues for the three month period ended November 30, 1995 were 23.4 percent ($5.2 million) higher than the first quarter of Fiscal 1995. This increase was the net result of increases of 15 percent ($2.1 million) in North American irrigation equipment revenues and 189 percent ($3.1 million) in export irrigation equipment revenues more than offsetting a 3 percent ($0.2 million) reduction in diversified products revenue.

During the first quarter of Fiscal 1996, North American irrigation equipment revenue and demand continued to be favorably impacted by ongoing emphasis by farmers to conserve water, energy, and labor. Additionally, during the quarter, Lindsay conducted several sales and marketing programs which served to encourage dealers and customers to take early delivery of irrigation equipment in preparation for the spring planting season. This may have, to some extent, resulted in sales being pulled forward from our second and third quarters, enabling the company to better service our dealers during the peak North American selling season of January through May.

As anticipated, export irrigation equipment revenue for the first quarter of fiscal 1996 was favorably impacted by increased sales to irrigation equipment dealers in the Mexican and Latin American, Australian and Western European markets. The slight decrease in diversified products revenue during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 was the net result of an increase in outsource manufacturing sales being more than offset by a reduction in revenues from large diameter steel tubing.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Gross margin for the three months ended November 30, 1995 was 23.5 percent, up from 22.6 percent of the prior year's comparable period. First quarter gross margin benefited from higher manufacturing efficiencies, stable raw material costs and a favorable pricing environment.

First quarter fiscal 1996's selling, general and administrative, and engineering and research expenses were, in total, almost equal to the prior year's comparative period, increasing only $27,000. Higher general and administrative and engineering and research expenses were partially offset by a reduction in selling expenses.

The effective tax rate for the first quarter of fiscal 1996 was 30.0 percent as compared to 32.0 percent for the comparative period of fiscal 1995. Due the federal income tax exempt status of interest income from its municipal bond investments and state economic developement tax credits, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 38.0 percent.

FINANCIAL CONDITION

Lindsay's equity of $69.6 million at November 30, 1995 increased from $68.7 million at August 31, 1995, due to net earnings of $3.0 million, less $2.2 million used to repurchase 65,600 shares of common stock per Lindsay's previously announced stock repurchase plan. Lindsay's equity at November 30, 1994 was $70.1 million.

Lindsay's cash and short-term marketable securities totaled $22.6 million at November 30, 1995, as compared to $23.3 million at August 31, 1995, and $14.9 million at November 30, 1994. Receivables of $15.3 million at November 30, 1995 increased $4.9 million from $10.4 million at August 31, 1995 and $4.3 million from $11.0 million at November 30, 1994 due to the higher level of North American and export irrigation equipment sales activity during November 1995 and a marketing program that offered extended payment terms to our dealers. Inventories at November 30, 1995 totaled $6.3 million, higher than their $5.4 million balance at August 31, 1995 and $6.0 million balance at November 30, 1994, but continuing in an acceptable range. At November 30, 1995, Lindsay had $31.1 million invested in long-term marketable securities which represent intermediate term (one to three year maturities) municipal debt. This is down from $34.0 million at August 31, 1995 and $46.6 million at November 30, 1994.

Current liabilities of $18.8 million at November 30, 1995 are higher than their $15.9 million balance at August 31, 1995 and lower than their $19.6 million balance at November 30, 1994. The increase from August 31, 1995 is principally due to increased trade payables, international dealer prepayments and higher accruals for taxes payable. The decrease from November 30, 1994 is primarily due to lower accruals for legal settlements, environmental remediation and international dealer commissions partially offset by increased trade payables and higher accruals for taxes payable and payroll and vacation pay.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Capital expenditures totaling $1,373,000 for the first quarter of 1996 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its Fiscal 1996 capital expenditures to be approximately $3.0 to $3.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures and continued repurchases of common stock.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to North American customers usually peak during March and April for the spring planting period. Lindsay's expansion into diversified products complements its irrigation operations by using available capacity and reducing seasonality.

OTHER FACTORS

Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural production, commodity prices, aggregate net farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, and regularity of rainfall.

Approximately 17 and 7 percent of Lindsay's operating revenues for the first quarter of 1996 and 1995 respectively, were generated from export sales. For the full year of 1995, approximately 10 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1995, FASB issued statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which goods or services are the consideration received for the issuance of equity instruments. This statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation regardless of the method used to account for them. Adoption is required for fiscal years, beginning after December 15, 1995, Lindsay's Fiscal 1997 or earlier. Lindsay expects to continue its accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees".

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

The total balance sheet reserve for this remediation was $2.1 million at November 30, 1995 compared to $1.9 million at Fiscal 1995 year end, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during Fiscal 1996 for the continued implementation of the plans.

Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage. (See Note 5. Commitments and Contingent Liabilities) If the EPA or the NDEC require remediation which is in addition to or different from the current plan

                               OTHER INFORMATION
                                  (Continued)

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

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended November 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       LINDSAY MANUFACTURING CO.
                                       -------------------------




Date: January 10, 1996                        Bruce C. Karsk
      ----------------                    ----------------------
                                              Bruce C. Karsk
                              Vice President - Finance, Treasurer and Secretary;
                                      Principal Financial and Accounting Officer





Date: January 10, 1996                       Ralph J. Kroenke
      ----------------                    ----------------------
                                             Ralph J. Kroenke
                                                Controller