Form 10-Q
period 1996-02-29
LINDSAY MANUFACTURING CO
filed 1996-03-29
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 29, 1996 OR

---------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to
                                            -------   -------
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



              402-428-2131
----------------------------------
    (Registrant's telephone number,
          including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X   No
                                                        ----    ----

Common Stock, $1.00 par value                           6,466,293
-----------------------------              ----------------------------------
      Title of Class                        Outstanding as of March 13, 1996

Exhibit index is located on page 2.

Total number of pages 15
                                      -1-

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Consolidated Balance Sheets, February 29, 1996 and
     February 28, 1995 and August 31, 1995                              3

     Consolidated Statements of Operations for the three
     months and six months ended February 29, 1996 and
     February 28, 1995.                                                 4

     Consolidated Statements of Cash Flows for the six
     months ended February 29, 1996 and February 28, 1995               5

     Notes to Consolidated Financial Statements                       6-8

     Management's Discussion and Analysis of Results of
     Operations and Financial Position                               9-12


Part II - Other Information

     Item 1.  Legal Proceedings                                     12-13


     Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                             14


Exhibit Index

    11 - Statement re Computation of Per Share Earnings                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
         February 29, 1996 and February 28, 1995 and August 31, 1995
                     (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                (Unaudited)       (Unaudited)
                                                                  February          February           August
                                                                      1996              1995             1995
                                                                ----------        ----------        ---------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .    $ 5,005           $ 2,551         $  4,514
  Marketable securities . . . . . . . . . . . . . . . . . . . .     22,814            10,383           18,792
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . .     25,297            15,056           10,353
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .      7,587             7,672            5,384
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .      2,893             2,942            2,804
  Other current assets  . . . . . . . . . . . . . . . . . . . .      2,154             2,114            1,891
                                                                   -------           -------         --------
    Total current assets  . . . . . . . . . . . . . . . . . . .     65,750            40,718           43,738
Long-term marketable securities . . . . . . . . . . . . . . . .     22,048            41,917           34,003
Property, plant and equipment, net. . . . . . . . . . . . . . .      8,961             5,871            7,164
Other noncurrent assets . . . . . . . . . . . . . . . . . . . .      1,219             1,148            1,155
                                                                   -------           -------         --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .    $97,978           $89,654         $ 86,060
                                                                   =======           =======         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade . . . . . . . . . . . . . . . . . . .    $ 9,007           $ 7,601         $  4,295
  Other current liabilities . . . . . . . . . . . . . . . . . .     13,435            13,490           11,636
                                                                   -------           -------         --------
    Total current liabilities . . . . . . . . . . . . . . . . .     22,442            21,091           15,931
Other noncurrent liabilities  . . . . . . . . . . . . . . . . .      1,270             1,251            1,386
                                                                   -------           -------         --------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     23,712            22,342           17,317
                                                                    -------           -------         --------

Commitments and contingencies

Stockholder's equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      February 1996 and 1995 and August 1995) . . . . . . . . . .
    Common stock, ($1 par value, 10,000,000 shares
      authorized, 7,314,513, 4,820,558 and 4,842,805 shares
      issued in February 1996 and 1995 and August 1995) . . . . .     7,315             4,821            4,843
    Capital in excess of stated value . . . . . . . . . . . . . .     2,700             3,850            4,412
    Retained earnings . . . . . . . . . . . . . . . . . . . . . .    80,414            65,745           72,447
    Net unrealized holding gains  . . . . . . . . . . . . . . . .         0                 2                0
    Less treasury stock, (at cost, 848,220,301,830 and 474,880
      shares in February 1996 and 1995 and August 1995) . . . . .   (16,163)           (7,106)         (12,959)
                                                                    -------           -------         --------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . .    74,266            67,312           68,743
                                                                    -------           -------         --------
Total liabilities and stockholders' equity  . . . . . . . . . . .   $97,978           $89,654         $ 86,060
                                                                    =======           =======         ========


   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months and six months ended February 29, 1996 and
                              February 28, 1995
                   (in thousands, except per share amounts)
                                 (Unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended               Six Months Ended
                                          ------------------------        ------------------------
                                          February        February        February        February
                                            1996            1995            1996            1995
                                          --------        --------        --------        --------
Operating revenues . . . . . . . . . . .   $38,140         $30,350         $65,466         $52,492
Cost of operating revenues . . . . . . .    28,336          23,790          49,241          40,933
                                           -------         -------         -------         -------
Gross profit . . . . . . . . . . . . . .     9,804           6,560          16,225          11,559
                                           -------         -------         -------         -------

Operating expenses:
  Selling expense  . . . . . . . . . . .     1,106           1,045           2,061           2,085
  General and administrative expense . .     1,829           1,507           3,305           2,914
  Engineering and research expense . . .       339             316             691             625
                                           -------         -------         -------         -------
Total operating expenses . . . . . . . .     3,274           2,868           6,057           5,624
                                           -------         -------         -------         -------
Operating income . . . . . . . . . . . .     6,530           3,692          10,168           5,935
Interest income, net . . . . . . . . . .       708             672           1,372           1,354
Other income, net  . . . . . . . . . . .       285              52             305              67
                                           -------         -------         -------         -------
Earnings before income taxes . . . . . .     7,523           4,416          11,845           7,356
Income tax provision . . . . . . . . . .     2,258           1,413           3,554           2,354
                                           -------         -------         -------         -------
Net earnings . . . . . . . . . . . . . .   $ 5,265         $ 3,003         $ 8,291         $ 5,002
                                           =======         =======         =======         =======


Net earnings per share:
  Primary  . . . . . . . . . . . . . . .   $  0.78         $  0.42         $  1.23         $  0.70
                                           =======         =======         =======         =======
  Fully diluted  . . . . . . . . . . . .   $  0.77         $  0.42         $  1.22         $  0.70
                                           =======         =======         =======         =======


Cash dividends per share . . . . . . . .   $  0.05         $  0.00         $  0.05         $  0.00
                                           =======         =======         =======         =======



   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the six months ended February 29, 1996 and February 28, 1995
                                (in thousands)
                                 (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                                 February     February
                                                                                   1996         1995
                                                                                ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   8,291    $  5,002
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .            717         618
      Amortization of marketable securities premiums, net  . . . . . . . .            167         178
      (Gain) loss on sale of fixed assets  . . . . . . . . . . . . . . . .            (14)        (39)
      Loss on sale of marketable securities held-to-maturity . . . . . . .              0           2
      (Gain) on sale of marketable securities available-for-sale . . . .               (8)          0
      Provision for uncollectible accounts receivable  . . . . . . . . . .             16          30
      Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            (89)        601
   Changes in assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,960)     (4,006)
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,203)     (1,424)
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . .           (263)       (243)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .          4,712       3,313
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . .            454      (1,101)
      Current taxes payable. . . . . . . . . . . . . . . . . . . . . . . .          1,021        (106)
      Other noncurrent assets and liabilities. . . . . . . . . . . . . . .           (180)       (183)
                                                                                ----------   ---------
   Net cash flows provided by (used in) operating activities . . . . . . .         (2,339)      2,642
                                                                                ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment  . . . . . . . . . . . . . .         (2,537)       (900)
   Proceeds from sale of property, plant and equipment . . . . . . . . . .             37          46
   Purchases of marketable securities held-to-maturity . . . . . . . . . .         (1,211)     (5,316)
   Proceeds from sale of marketable securities held-to-maturity  . . . . .              0       2,998
   Proceeds from maturities of marketable securities held-to-maturity  . .          5,460       7,145
   Proceeds from sale of marketable securities available-for-sale  . . . .          3,525           0
                                                                                ----------   ---------
   Net cash flows used in financing activities . . . . . . . . . . . . . .          5,274       3,973
                                                                                ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock under stock option plan . . . . .           762          11
   Three-for-two stock split fractonal shares paid in cash  . . . . . . . .            (2)          0
   Purchases of treasury stock. . . . . . . . . . . . . . . . . . . . . . .        (3,204)     (5,787)
                                                                                ----------   ---------
   Net cash flows used in financing activities. . . . . . . . . . . . . . .        (2,444)      (5,776)
                                                                                ----------   ---------
   Net increases in cash and cash equivalents . . . . . . . . . . . . . . .           491          839
   Cash and cash equivalents, beginning of period . . . . . . . . . . . . .         4,514        1,712
                                                                                ----------   ---------
   Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .     $   5,005    $   2,551
                                                                                =========    =========
Supplemental Cash Flow Information:
   Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,636    $   1,923
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       1    $       5
Supplemental schedule of noncash financing activities:
   Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     324    $       0


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

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At February 29, 1996, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

On November 15, 1995 the Financial Accounting Standards Board Staff issued a special report on statement 115 "Accounting for Certain Investments in Debt and Equity Securities" that includes special transition provisions for the one-time reassessment and reclassification of securities from the held-to-maturity category during the period November 15, 1995 to December 31, 1995. Lindsay transferred securities maturing July 1, 1996 and August 1, 1996 from the held-to-maturity classification to the available-for-sale classification December 20, 1996. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value for the securities transferred are $3,518,687, $8,233, $0.0 and $3,526,920, respectively.

There are no investments in the available-for-sale category included in Marketable securities at February 29, 1996. Investments in the held-to-maturity category are included in Marketable securities ($22.8 million) and Long-term marketable securities ($22.1 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $44.9 million, $0.4 million, $0.0 million, and $45.3 million, respectively. There have not been any sales of held-to-maturity securities for the first six months of Fiscal 1996. In the held-to-maturity category, $22.8 million in securities mature within one year and $22.1 million have maturities ranging from one to two and one-half years.

                          Lindsay Manufacturing Co.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1996         1995         1995
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $11,219      $11,860      $ 9,626
   LIFO reserves                           (2,987)      (3,460)      (3,570)
   Obsolescence reserve                    (  645)      (  728)      (  672)
                                         ----------   ----------   ----------
Total inventories                         $ 7,587      $ 7,672      $ 5,384
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          February     February      August
                                            1996         1995         1995
                                         ----------   ----------   ----------
Raw materials                                21%          21%          21%
Work in process                               7%           6%           7%
Purchased parts                              28%          20%          28%
Finished goods                               44%          53%          44%

4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1996         1995         1995
                                         ----------   ----------   ----------
Land                                      $    66      $    66      $    66
Buildings                                   4,345        4,183        4,345
Equipment                                  19,614       17,256       18,944
Other                                       4,033        2,475        2,337
                                         ----------   ----------   ----------
                                           28,058       23,980       25,692
Less accumulated depreciation              19,097       18,109       18,528
                                         ----------   ----------   ----------
Property, plant and equipment, net        $ 8,961      $ 5,871      $ 7,164
                                         ==========   ==========   ==========

5.  Commitments and Contingent Liabilities
The consolidated balance sheet reflects a reserve of $2.1 million at February 29, 1996, compared to $1.9 million at August 31, 1995, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during the first quarter of Fiscal 1996 for continued implementation of environmental remediation plans for aquifer and soil and shallow groundwater contaminations. Additionally, second quarter costs of $0.2 million were expensed on the consolidated statements of operations and were not reflected in the reserve on the consolidated balance sheet. In 1987 the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Commitments and Contingent Liabilities - Continued
Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgement in the amount of $2.4 million in favor of the insurer. Lindsay is in the process of appealing the dismissal of it's case against the insurer and the judgement against Lindsay. The Company has recorded a probable insurance recovery in other current assets. In the opinion of management, resolution of these matters, for which provision has not been made, will not have a material adverse affect on Lindsay's consolidated financial condition, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 6,763,111 for the three months and 6,755,010 for the six months ended February 29, 1996 as compared to 7,081,157 for the three months and 7,188,392 for the six months ended February 28, 1995. The difference between shares for primary and fully diluted earnings per share was not significant in any period. On January 29, 1996, the Board of Directors declared a three-for-two split of Lindsay's common stock effective February 22, 1996, to stockholders of record on February 7, 1996. Accordingly, the average number of shares outstanding, per share information and stock option data have been adjusted to reflect the stock split.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and six month periods indicated of Fiscal Year 1996 as compared to the same periods of Fiscal Year 1995.

                                              Three Months Ended             Six  Months Ended
                                          ---------------------------   ----------------------------

                                                            Percent                       Percent
                                                            Increase                      Increase
($ in thousands)                          2/29/96  2/28/95  (Decrease)  2/29/96  2/28/95  (Decrease)
----------------------------------------------------------------------------------------------------

Consolidated
------------
  Operating Revenues .....................$38,140  $30,350    25.7%     $65,466  $52.492    24.7%
  Cost of Operating Revenues .............$28,336  $23,790    19.1      $49,241  $40,933    20.3
  Gross Profit ...........................$ 9,804  $ 6,560    49.4      $16,225  $11,559    40.4
  Gross Margin ...........................   25.7%    21.6%                24.8%    22.0%
  Selling, Eng. & Research, and
    G&A Expense ..........................$ 3,274  $ 2,868    14.2      $ 6,057  $ 5,624     7.7
  Operating Income .......................$ 6,530  $ 3,692    76.9      $10,168  $ 5,935    71.3
  Operating Margin .......................   17.1%    12.2%                15.5%    11.3%
  Interest Income, net ...................$   708  $   672     5.4      $ 1,372  $ 1,354     1.3
  Other Income, net ......................$   285  $    52   448.1      $   305  $    67   355.2
  Income Tax Provision ...................$ 2,258  $ 1,413    59.8      $ 3,554  $ 2,354    51.0
  Effective Income Tax Rate ..............   30.0%    32.0%                30.0%    32.0%
  Net Earnings............................$ 5,265  $ 3,003    75.3%     $ 8,291  $ 5,002    65.8%

As the above table displays, operating revenues for the three month period ended February 29, 1996 increased 25.7 percent ($7.8 million) from the comparable period of the prior year. For the six month period ended February 29, 1996, operating revenues were up 24.7 percent ($13.0 million). The increase in second quarter revenue was the net result of a 30 percent ($6.6 million) increase in North American irrigation equipment revenues and a 115 percent ($2.2 million) increase in export irrigation equipment revenues being partially offset by a 15 percent ($1.0 million) decrease in diversified products and other revenues. For the six month period, fiscal 1996 North American irrigation equipment and export irrigation equipment revenues were up 24 percent ($8.7 million) and 149 percent ($5.3 million), respectively, as compared to the prior year. Diversified products and other revenues for the six month period were down 8 percent ($1.0 million).

North American irrigation equipment revenues for both the three and six month periods of fiscal 1996 were favorably impacted by the long term demand drivers of continued farmer emphasis on conserving water, energy, and labor. Additionally, strong farm commodity prices and effective fall and winter sales and marketing programs favorably impacted North American activity for the three and six month periods.

Export irrigation equipment revenues for both the three and six month periods of fiscal 1996 increased due to stronger sales in Western European and Latin American markets.

The reduction in diversified products and other revenues for both the three and six month periods of fiscal 1996 was due primarily to lower sales of large diameter steel tubing. In addition, outsource manufacturing revenues, in total, from Caterpillar, Inc., Deere & Company, and New Holland North America, Inc. were lower for the three month period ending February 29, 1996 as compared

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

to the prior year's comparative period.

Gross margin for the three months ended February 29, 1996, as a percent of operating revenues, was 25.7 percent as compared to 21.6 percent of the prior year's comparative period. For the six months ended February 29, 1996, gross margin, as a percent of operating revenues, was 24.8 percent as compared to
22.0 percent for the six months ended February 28, 1995. Strong demand for irrigation equipment in the North American market for both the three and six month periods resulted in a continued favorable pricing environment. Additionally, raw material costs were, in total, stable during both the three and six month period of the current year.

Selling, general and administrative, and engineering and research expenses for the three month period ended February 29, 1996, were $3.3 million as compared to $2.9 million during the prior year's comparative period. For the six month period, fiscal 1996 selling, general and administrative, and engineering and research expenses totaled $6.1 million as compared to $5.6 million in fiscal 1995. Higher wage and salary and retirement program expenditures and advertising expenditures, offset partially by lower general liability insurance expenditures, comprise the majority of the increased expenses for both the three and six month periods.

The effective tax rate for both the three month and six month periods ended February 29, 1996 was 30.0 percent. This compares to an effective tax rate of
32.0 percent for both the comparable three month and six month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments and state economic development tax credits, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 38.0 percent.

FINANCIAL CONDITION
Lindsay's equity increased to $74.3 million at February 29, 1996 from $68.7 million at August 31, 1995, due to its net earnings of $8.3 million, less $3.2 million used to repurchase 135,900 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.8 million from the issuance of 44,722 shares of common stock under Lindsay's employee stock option plan, less dividends payable of $0.3 million. Lindsay announced the initiation of a regular cash dividend on February 7, 1996. The 5-cent dividend is payable March 15, 1996 to shareholders of record as of February 29, 1996 on approximately 6.4 million shares. Lindsay's equity at February 29, 1995 was $67.3 million.

Lindsay's cash and short-term marketable securities totaled $27.8 million at February 29, 1996, as compared to $23.3 million at August 31, 1995, and $12.9 million at February 28, 1995. Receivables of $25.3 million at February 29, 1996 increased $14.9 million from $10.4 million at August 31, 1995 and $10.2 million from $15.1 million at February 28, 1995 due to the higher level of North American and export irrigation equipment sales activity during February 1996 and a marketing program that offered extended payment terms to our dealers. The majority of these extended payment term receivables come due on April 1, 1996. Inventories at February 29, 1996 totaled $7.6 million, higher than their $5.4 million balance at August 31, 1995 and comparable to their $7.7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

million balance at February 28, 1995, but continuing in an acceptable range. At February 29, 1996, Lindsay had $22.0 million invested in long-term marketable securities which represent intermediate term (one to two and one-half year maturities) municipal debt. This is down from $34.0 million at August 31, 1995 and $41.2 million at February 28, 1995.

Current liabilities of $22.4 million at February 29, 1996 are higher than their $15.9 million balance at August 31, 1995 and their $21.1 million balance at February 28, 1995. The increase from August 31, 1995 is principally due to increased trade payables and higher accruals for warranty, dividend and taxes payable. The increase from February 28, 1995 is primarily due to increased trade payables and higher accruals for warranty, dividend and taxes payable partially offset by lower accruals for international dealer commission and legal settlement.

Capital expenditures totaling $2.5 million for the first six months of 1996 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its Fiscal 1996 capital expenditures to be approximately $3.0 to $3.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

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

Approximately 13 and 7 percent of Lindsay's operating revenues for the first six months of 1996 and 1995 respectively, were generated from export sales. For the full year of 1995, approximately 10 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or backed by irrevocable letters of credit which are confirmed by a U.S. bank.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The plan selected for aquifer remediation was in line with Lindsay's expectations. However, the plan for remediation of the soil and shallow groundwater contamination proposed a higher degree of remediation than the company had previously expected. Therefore, Lindsay recognized an additional $2.9 million accrual in the fourth quarter of Fiscal 1990. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. Due to this delay, Lindsay

                               OTHER INFORMATION
                                  (Continued)

recognized an additional accrual of $0.6 million in the fourth quarter of Fiscal 1991 and $0.8 million in the fourth quarter of Fiscal 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during Fiscal 1995.

The total balance sheet reserve for this remediation was $2.1 million at February 29, 1996 compared to $1.9 million at Fiscal 1995 year end, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during Fiscal 1996 for the continued implementation of the plans. Additionally, second quarter costs of $0.2 million were expensed on the consolidated statements of operations and was not reflected in the reserve on the consolidated balance sheet.

Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage.
In 1987 the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgement in the amount of $2.4 million in favor of the insurer. Lindsay is in the process of appealing the dismissal of it's case against the insurer and the judgement against Lindsay. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits -

     4 - Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed September 23, 1988.
     11 - Statement re Computation of Per Share Earnings.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended February 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           LINDSAY MANUFACTURING CO.






Date: March 26, 1996                          Bruce C. Karsk
      --------------                    -------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer





Date: March 26, 1996                         Ralph J. Kroenke
      --------------                    ------------------------
                                             Ralph J. Kroenke
                                                Controller