Form 10-Q
period 1996-05-31
LINDSAY MANUFACTURING CO
filed 1996-07-03
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 -----------

                                   FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ----   SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended May 31, 1996 OR

- ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    -----------
     Commission File Number: 0-17116


                          Lindsay Manufacturing Co.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                          47-0554096
- -------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)




Box 156, East Highway 91, Lindsay, Nebraska             68644
- -------------------------------------------           ---------
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

     Yes  X   No
         ---     ---

Common Stock, $1.00 par value                       6,416,844
- -----------------------------           -------------------------------
     Title of Class                     Outstanding as of June 19, 1996

Exhibit index is located on page 2.

Total number of pages 15.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                   Page No.
                                                                   --------
Part I - Financial Information

     Consolidated Balance Sheets, May 31, 1996 and 1995                3
     and August 31, 1995


     Consolidated Statements of Operations for the three               4
     months and nine months ended May 31, 1996 and 1995


     Consolidated Statements of Cash Flows for the nine                5
     months ended May 31, 1996 and 1995

     Notes to Consolidated Financial Statements                      6-8


     Management's Discussion and Analysis of Results of Operations 9-12 and Financial Position


Part II - Other Information

     Item 1.  Legal Proceedings                                    12-13

     Item 6.  Exhibits and Reports on Form 8-K                        13



Signatures                                                            14



Exhibit Index

     11 - Statement re Computation of Per Share Earnings              15

                  PART I FINANCIAL INFORMATION
                  Item 1. Financial Statements

                                                     Lindsay Manufacturing Co.
                                                    CONSOLIDATED BALANCE SHEETS
                                             May 31, 1996 and 1995 and August 31, 1995
                                               (in thousands, except share amounts)
                  ------------------------------------------------------------------------------------------------
                                                                                 (Unaudited) (Unaudited)
                                                                                      May        May      August
                                                                                     1996       1995       1995
                                                                                   ---------- ---------- ----------
                  ASSETS
                  Current assets:
                    Cash and cash equivalents..................................   $   2,869  $   6,390  $   4,514
                    Marketable securities......................................      21,857     11,005     18,792
                    Receivables................................................      20,583     14,139     10,353
                    Inventories................................................       7,974      6,220      5,384
                    Deferred income taxes......................................       3,030      2,876      2,804
                    Other current assets.......................................       2,037      2,038      1,891
                                                                                  ---------- ---------- ----------
                      Total current assets.....................................      58,350     42,668     43,738
                  Long-term marketable securities..............................      29,158     40,878     34,003
                  Property, plant and equipment, net...........................       9,393      6,382      7,164
                  Other noncurrent assets......................................       1,221      1,151      1,155
                                                                                  ---------- ---------- ----------
                  Total assets.................................................   $  98,122  $  91,079  $  86,060
                                                                                  ========== ========== ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current liabilities:
                    Accounts payable, trade....................................   $   5,896  $   4,624  $   4,295
                    Other current liabilities..................................      13,392     12,910     11,636
                                                                                  ---------- ---------- ----------
                      Total current liabilities................................      19,288     17,534     15,931
                  Other noncurrent liabilities.................................       1,355      1,342      1,386
                                                                                  ---------- ---------- ----------
                  Total liabilities............................................      20,643     18,876     17,317
                                                                                  ---------- ---------- ----------
                  Commitments and contingencies

                  Stockholders' equity:
                      Preferred stock, ($1 par value, 2,000,000 shares
                        authorized, no shares issued and outstanding in
                        May 1996 and 1995 and August 1995)
                      Common stock, ($1 par value, 10,000,000 shares
                        authorized, 7,320,414, 4,840,638 and 4,842,805 shares
                        issued in May 1996 and 1995 and August 1995............       7,320      4,841      4,843
                      Capital in excess of stated value........................       2,754      4,394      4,412
                      Retained earnings........................................      85,810     70,584     72,447
                      Net unrealized holding gains.............................           0          1          0
                      Less treasury stock, (at cost, 907,120, 318,330 and
                        474,880 shares in May 1996 and 1995 and August 1995)...     (18,405)    (7,617)   (12,959)
                                                                                  ---------- ---------- ----------
                  Total stockholders' equity...................................      77,479     72,203     68,743
                                                                                  ---------- ---------- ----------
                  Total liabilities and stockholders' equity...................   $  98,122  $  91,079  $  86,060
                                                                                  ========== ========== ==========

   The accompanying notes are an integral part of the financial statements.


                                                     Lindsay Manufacturing Co.
                                               CONSOLDATED STATEMENTS OF OPERATIONS
                                   For the three months and nine months ended May 31, 1996 and 1995
                                             (in thousands, except per share amounts)
                                                            (Unaudited)




- -------------------------------------------------------------------------------------------------------------------


                                                           Three Months Ended                  Nine Months Ended
                                                      ----------------------------       --------------------------
                                                            May           May                 May           May
                                                           1996          1995                1996          1995
                                                        ---------      -----------       ----------    -----------
Operating revenues.................................     $  41,139       $   37,451       $  106,605     $   89,943
Cost of operating revenues.........................        30,534           28,040           79,775         68,973
                                                       ----------       ----------       ----------     ----------
Gross Profit.......................................        10,605            9,411           26,830         20,970
                                                       ----------       ----------       ----------     ----------
Operating expenses:
        Selling expenses...........................         1,068              979            3,129          3,064
        General and administrative expense.........         1,661            1,701            4,966          4,615
        Engineering and research expense...........           364              354            1,055            979
                                                       ----------       ----------       ----------     ----------

Total operating expenses............................        3,093            3,034            9,150          8,658
                                                       ----------       ----------       ----------     ----------
Operating income....................................        7,512            6,377           17,680         12,312
Interest income, net................................          615              674            1,987          2,028
Other income, net...................................           43               65              348            132
                                                       ----------       ----------       ----------     ----------
Earnings before income taxes........................        8,170            7,116           20,015         14,472
Income tax provision................................        2,451            2,277            6,005          4,631
                                                       ----------       ----------       ----------     ----------
Net earnings........................................        5,719            4,839           14,010          9,841
                                                       ==========       ==========       ==========     ==========
Net earnings per share:
   Primary..........................................    $    0.84       $     0.69       $     2.07     $     1.38
                                                       ==========       ==========       ==========     ==========
    Fully diluted...................................    $    0.84       $     0.69       $     2.05     $     1.38
                                                       ==========       ==========       ==========     ==========

Cash dividends per share............................    $    0.05       $     0.00       $     0.10     $     0.00
                                                       ==========       ==========       ==========     ==========



   The accompanying notes are an integral part of the financial statements.

                                                     Lindsay Manufacturing Co.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the nine months ended May 31, 1996 and 1995
                                                          (in thousands)
                                                            (Unaudited)

- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        May             May
                                                                                                       1996            1995
                                                                                                  -------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  14,010       $  9,841
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,084            920
  Amortization of marketable securities premiums, net . . . . . . . . . . . . . . . . . . . .             247            269
  Gain on sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (54)           (59)
  Loss on sale of marketable securities held-to-maturity  . . . . . . . . . . . . . . . . . .               0              2
  Loss on maturities of marketable securities held-to-maturity  . . . . . . . . . . . . . . .               7              0
  Gain on sale of marketable securities available-for-sale  . . . . . . . . . . . . . . . . .              (8)            (1)
  Provision for uncollectible accounts receivable . . . . . . . . . . . . . . . . . . . . . .             (65)            45
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (226)           667
Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,165)        (3,104)
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,590)            28
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (146)          (167)
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,601            336
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,946         (2,506)
  Current taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (190)           719
  Other noncurrent assets and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             (97)           (95)
                                                                                                     ---------      ---------
Net cash flow provided by operating activities  . . . . . . . . . . . . . . . . . . . . . . .           5,354          6,895
                                                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . .          (3,338)        (1,715)
  Proceeds from sale of property, plant and equipment . . . . . . . . . . . . . . . . . . . .              79             68
  Purchases of marketable securities held-to-maturity . . . . . . . . . . . . . . . . . . . .         (11,744)        (6,361)
  Proceeds from sale of marketable securities held-to-maturity  . . . . . . . . . . . . . . .               0          2,998
  Proceeds from maturities of marketable securities held-to-maturity  . . . . . . . . . . . .           9,753          7,515
  Proceeds from sale of marketable securities available-for-sale  . . . . . . . . . . . . . .           3,525          1,001
                                                                                                     ---------      --------
  Net cash flow provided (used in ) investing activities  . . . . . . . . . . . . . . . . . .          (1,725)         3,506
                                                                                                     ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock under stock option plan  . . . . . . . . . . . . . .             821            575
  Three-for-two stock split fractional shares paid in cash  . . . . . . . . . . . . . . . . .              (2)             0
  Dividends paid . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (647)             0
  Purchases of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,446)        (6,298)
                                                                                                    ----------      --------
  Net cash flow used in financing activities  . . . . . . . . . . . . . . . . . . . . . . . .          (5,274)        (5,723)
                                                                                                    ---------       --------
  Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .          (1,645)         4,678
  Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . . .           4,514          1,712
                                                                                                    ---------      ---------
  Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,869      $   6,390
                                                                                                    =========      =========

Supplemental Cash Flow Information:
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   6,464      $   3,323
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      86      $       8



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

2.  Cash Equivalents, Marketable Securities and Long-Term
    Marketable Securities
Cash equivalents are included at cost, which approximates market. At May 31, 1996, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

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

There are no investments in the available-for-sale category included in Marketable securities at May 31, 1996. Investments in the held-to-maturity category are included in Marketable securities ($21.8 million) and Long-term marketable securities ($29.2 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $51.0 million, $0.2 million, $0.0 million, and $51.2 million, respectively. There have not been any sales of held-to-maturity securities for the first nine months of Fiscal 1996. In the held-to-maturity category, $21.8 million in securities mature within one year and $29.2 million have maturities ranging from one to four and one-half years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                                                        (in thousands)
                                                            ----------------------------------
                                                             May          May         August
                                                             1996         1995         1995
                                                            -------      --------     --------
Total manufactured goods
     First-in, first-out inventory                         $11,539       $10,345      $ 9,626

     LIFO reserves                                          (2,948)       (3,459)      (3,570)

     Obsolescence reserve                                     (617)         (666)        (672)
                                                           --------     ---------    ---------
Total inventories                                          $ 7,974       $ 6,220      $ 5,384
                                                           ========      ========     ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                             May          May         August
                                                             1996         1995         1995
                                                           --------      --------     --------
Raw materials                                                 21%          21%          21%
Work in process                                                7%           6%           7%
Purchased parts                                               28%          20%          28%
Finished goods                                                44%          53%          44%


4  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                                        (in thousands)
                                                           ------------------------------------
                                                             May          May         August
                                                             1996         1995         1995
                                                           -------      -------       ---------
Land                                                       $    70      $    66       $    66
Buildings                                                    4,426        4,248         4,345
Equipment                                                   19,858       17,879        18,944
Other                                                        4,344        2,532         2,337
                                                           -------      -------       -------
                                                            28,698       24,725        25,692
Less accumulated depreciation                               19,305       18,343        18,528
                                                           -------      -------       -------
Property, plant and equipment, net                         $ 9,393      $ 6,382       $ 7,164
                                                           =======      =======       =======


5.  Commitments and Contingent Liabilities
The consolidated balance sheet reflects a reserve of $2.1 million at May 31, 1996, compared to $1.9 million at August 31, 1995, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during the first quarter of Fiscal 1996 for continued implementation of environmental remediation plans for aquifer and soil and shallow groundwater contaminations. Additionally, second and third quarter costs of $0.5 million were expensed on the consolidated statements of operations and were not reflected in the reserve on

                         Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



5. Commitments and Contingent Liabilities - Continued the consolidated balance sheet. In 1987 the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgement in the amount of $2.4 million in favor of the insurer. Lindsay is in the process of appealing the dismissal of it's case against the insurer and the judgement against Lindsay. The Company has recorded a probable insurance recovery in other current assets. In the opinion of management, resolution of these matters, for which provision has not been made, will not have a material adverse affect on Lindsay's consolidated financial condition, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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


6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 6,804,187 for the three months and 6,771,402 for the nine months ended May 31, 1996 as compared to 7,027,971 for the three months and 7,134,918 for the nine months ended May 31, 1995. The difference between shares for primary and fully diluted earnings per share was not significant in any period. On January 29, 1996, the Board of Directors declared a three-for-two split of Lindsay's common stock effective February 22, 1996, to stockholders of record on February 7, 1996. Accordingly, the average number of shares outstanding, per share information and stock option data have been adjusted to reflect the stock split.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following table provides highlights for the three month and nine month periods indicated of Fiscal Year 1996 as compared to the same periods of Fiscal Year 1995.




                                                     Three Months Ended                     Nine Months Ended
                                               --------------------------------     -------------------------------------
                                                                   Percent                             Percent
                                                                   Increase                           Increase
($ in thousands)                             5/31/96  5/31/95     (Decrease)       5/31/96   5/31/95  (Decrease)
- --------------------------------------------------------------------------------------------------------------------------
   >
Consolidated
     Operating Revenues .....................$41,139  $37,451         9.8 %          $106,605  $89,943    18.5%
     Cost of Operating Revenues .............$30,534  $28,040         8.9            $ 79,775  $68,973    15.7
     Gross Profit ...........................$10,605  $ 9,411        12.7            $ 26,830  $20,970    27.9
     Gross Margin ...........................   25.8%    25.1%                           25.2%    23.3%
     Selling, Eng. & Research, and
       G&A Expense ..........................$ 3,093  $ 3,034         1.9            $  9,150  $ 8,658     5.7
     Operating Income .......................$ 7,512  $ 6,377        17.8            $ 17,680  $12,312    43.6
     Operating Margin .......................   18.3%    17.0%                          16.6%     13.7%
     Interest Income, net ...................$   615  $   674        (8.8)           $  1,987  $ 2,028    (2.0)
     Other Income, net ......................$    43  $    65       (33.8)           $    348  $   132   163.6
     Income Tax Provision ...................$ 2,451  $ 2,277         7.6            $  6,005  $ 4,631    29.7
     Effective Income Tax Rate ..............   30.0%    32.0%                          30.0%     32.0%
     Net Earnings............................$ 5,719  $ 4,839       18.2%            $ 14,010  $ 9,841    42.4%



As the above table displays, operating revenues for the three month period ended May 31, 1996 increased 9.8 percent ($3.7 million) from the comparable period of the prior year. For the nine month period ended May 31, 1996, operating revenues were up 18.5 percent ($16.7 million). The increase in third quarter revenue was the net result of an 18 percent ($4.8 million) increase in North American irrigation equipment revenues, no change in export irrigation equipment revenues and a 17 percent ($1.1 million) decrease in diversified products and other revenues. For the nine month period, fiscal 1996 North American irrigation equipment and export irrigation equipment revenues were up 21 percent ($13.6 million) and 75 percent ($5.2 million), respectively, as compared to the prior year. Diversified products and other revenues for the nine month period were down 11 percent ($2.1 million).

North American irrigation equipment revenues for both the three and nine month periods of fiscal 1996 were favorably impacted by the long term demand drivers of continued farmer emphasis on conserving water, energy, and labor. Additionally, strong farm commodity prices favorably impacted North American activity for the three and nine month periods.

As indicated above, export irrigation equipment revenues for the third quarter of fiscal 1996 were equal to those of the third quarter of the prior year. The increase in export irrigation equipment revenues for the nine month period of fiscal 1996 was due to stronger sales activity in our Western European and Latin American markets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)






The reduction in year-to-date fiscal 1996 diversified products and other revenues was due primarily to lower sales of large diameter steel tubing. For the third quarter of fiscal 1996, the reduction in diversified products and other revenue was caused by lower sales to both our outsource manufacturing and our large diameter steel tubing customers.

Gross margin for the three months ended May 31, 1996, as a percent of operating revenues, was 25.8 percent as compared to 25.1 percent of the prior year's comparative period. For the nine months ended May 31, 1996, gross margin as a percent of operating revenues was
25.2 percent as compared to 23.3 percent for the nine months ended May 31, 1995. Strong demand for irrigation equipment in the North American market for both the three and nine month periods resulted in a continued favorable pricing environment. Additionally, raw material costs, in total, increased only slightly during both the three and nine month periods of the current year.

Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 1996, were $3.1 million as compared to $3.0 million during the prior year's comparative period. For the nine month period, fiscal 1996 selling, general and administrative, and engineering and research expenses totaled $9.2 million as compared to $8.7 million for the first nine months of fiscal 1995. Higher wage & salary and advertising expenditures offset partially by lower insurance and legal fee expenditures comprise the majority of the increased expenses for both the three and nine month periods.

The effective tax rate for both the three month and nine month periods ended May 31, 1996 was 30.0 percent. This compares to effective tax rate of 32.0 percent for both the comparable three month and nine month periods of the prior year. Due to the tax free status of interest earned on municipal bonds (for federal income tax purposes) and state economic development tax credits, Lindsay continues to benefit from an effective tax rate that is lower than the combined federal and state statutory rates (currently estimated at 38.5 percent).

FINANCIAL CONDITION
Lindsay's equity increased to $77.5 million at May 31, 1996 from $68.7 million at August 31, 1995, due to its net earnings of $14.0 million, less $5.4 million used to repurchase 194,800 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.8 million from the issuance of 57,051 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.6 million. Lindsay announced the initiation of a regular cash dividend on February 7, 1996. A 5-cent dividend was paid March 15, 1996 and May 31, 1996. Lindsay's equity at May 31, 1995 was $72.2 million.

Lindsay's cash and short-term marketable securities totaled $24.7 million at May 31, 1996, as compared to $23.3 million at August 31, 1995, and $17.4 million at May 31, 1995. Receivables of $20.6 million at May 31, 1996 increased $10.2 million from $10.4 million at August 31, 1995 and $6.5 million from $14.1 million at May 31, 1995 due to a deferred payment program which was part of Lindsay's 1996 marketing plan. Inventories at May 31, 1996 totaled

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

$8.0 million, higher than their $5.4 million balance at August 31, 1995 and their $6.2 million balance at May 31, 1995, but continuing in an acceptable range. At May 31, 1996, Lindsay had $29.2 million invested in long-term marketable securities which represent intermediate term (one to four and one-half year maturities) municipal debt. This is down from $34.0 million at August 31, 1995 and $40.9 million at May 31, 1995.

Current liabilities of $19.3 million at May 31, 1996 are higher than their $15.9 million balance at August 31, 1995 and their $17.5 million balance at May 31, 1995. The increase from August 31, 1995 is principally due to increased trade payables and higher accruals for warranty and international dealer prepayments. The increase from May 31, 1995 is primarily due to increased trade payables and a higher accrual for warranty, partially offset by lower accruals for taxes payable and legal settlement.

Capital expenditures totaling $3.3 million for the first nine months of 1996 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its fiscal 1996 capital expenditures to be approximately $3.5 million.

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

Approximately 11 and 8 percent of Lindsay's operating revenues for the first nine months of 1996 and 1995 respectively, were generated from export sales. For the full year of 1995, approximately 10 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or backed by irrevocable letters of credit which are confirmed by a U.S. bank.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1995, FASB issued statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which goods or services are the consideration received for the issuance of equity instruments.
This statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation regardless of the method used to account for them. Adoption is required for fiscal years, beginning after December 15, 1995, Lindsay's Fiscal 1997. Lindsay expects to continue its accounting in accordance with Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees".


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

The total balance sheet reserve for this remediation was $2.1 million at May 31, 1996 compared to $1.9 million at fiscal 1995 year end, reflecting an increase to the reserve of $0.3 million and costs of $0.1 million during the first quarter of fiscal 1996 for the continued implementation of the plans. Additionally, second and third quarter costs of $0.5 million were expensed on the consolidated statements of operations and was not reflected in the reserve on the consolidated balance sheet.

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

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended May 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          LINDSAY MANUFACTURING CO.






Date: July 1, 1996                              Bruce C. Karsk
                                             -----------------
                                                Bruce C. Karsk
                              Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: July 1, 1996                              Ralph J. Kroenke
                                             --------------------
                                                Ralph J. Kroenke
                                                   Controller