Form 10-K405
period 1996-08-31
LINDSAY MANUFACTURING CO
filed 1996-11-27
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(MARK ONE)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended August 31, 1996 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from       to
                                             ------   -------

                         Commission File No. 0-17116
                                             -------

                            Lindsay Manufacturing Co.
             ------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---

As of November 18, 1996, 6,332,916 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (6,032,568 shares) was $272,973,702 based upon the final sales price on the Nasdaq National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Stockholders are incorporated herein by reference into Parts I, II and IV.

Portions of the Proxy Statement pertaining to the February 7, 1997 annual stockholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 10-12.

ITEM 1 - BUSINESS

(a) Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its "Zimmatic" trademark, of electrically powered automatic continuous move systems for the irrigation of agricultural crops and related products and services.

      Lindsay also produces and sells large diameter tubing; manufactures and assembles products for other manufacturers (such as corn planters and sub-assemblies for construction equipment).

      Lindsay was founded in 1955, and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988.

(b) Industry segment information is included in Part II, Item 8, Footnote K. The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders on page 23.

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

      A typical center pivot for the North American market is approximately 1,300 feet long and is designed to circle within a standard quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 135 acres. A typical center pivot for the international market is also approximately 1,300 feet long. Center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres.

      A center pivot system represents a significant investment to a farmer. A typical center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 140,000 to 150,000 center pivot irrigation systems in operation worldwide, resulting in a significant replacement parts business.

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

      The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the increased value of crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with installing and operating the equipment. Thus, the decision to install a center pivot or lateral move system reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs. In recent years, a critical factor has been the extent to which governments, in pursuing agricultural, social and other policies and objectives, have subsidized agricultural profitability and regulated production.

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

      UNITED STATES MARKET. The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Operations Overview" on pages 6 through 11.

      INTERNATIONAL MARKET. The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Operations Overview" on pages 6 through 11.

      COMPETITION. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while seven manufacturers remain today. Lindsay believes that Lindsay and Valmont Industries, Inc. ("Valmont"), the top two manufacturers, represent 75 percent to 85 percent of the market. Although detailed market information is not available, Lindsay believes its portion of the international market is greater than Valmont's, but its domestic market is somewhat smaller than that of Valmont.

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

DIVERSIFIED PRODUCTS AND SERVICES

      The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Operations Overview" on pages 6 through 11.

SEASONALITY/CYCLICALITY

      Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to North American customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's expansion into diversified manufacturing complements its irrigation operations by using available capacity and reducing seasonality.

ORDER BACKLOG

      As of September 1, 1996 and 1995, Lindsay had an order backlog of approximately $26 million and $15 million, respectively. At year end fiscal 1996, Lindsay had a $16.6 million order backlog for irrigation equipment. This was up from year end fiscal 1995's irrigation equipment order backlog of $7.4 million. Lindsay believes that the farmer's confidence level during July and August of 1996 was higher than 1995 due to stronger agricultural commodity prices, resulting in an increased order backlog. At year end fiscal 1996, order backlog for diversifed products totaled $9.1 million, up 28% from $7.1 million at fiscal 1995 year end.

      Lindsay manufactures a center pivot or lateral move system only upon a firm order. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a United States bank or other secured means, which call for delivery within time periods negotiated with the customer. North American orders are manufactured to dealer order, accompanied by a down payment.

RAW MATERIALS AND COMPONENTS

      Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Lindsay has, on occasion, faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

      Capital expenditures for fiscal 1996, 1995 and 1994, were approximately $4.0 million, $2.8 million and $1.3 million, respectively. Over half of the Fiscal 1996 capital expenditures were related to Lindsay's installation of a robotic manufacturing process for the manufacture of center pivot irrigation equipment pipeline. The remaining capital expenditures were primarily for the general upgrading of the manufacturing plant and equipment. Capital expenditures for fiscal 1997 are expected to be between $3.5 and $4.5 million and will be used principally to expand our metal fabrication, welding, and galvanizing capacity and to improve the Company's existing operating facilities. The Company does not anticipate any needs for substantial capital expenditures for plant expansion over the next several years.

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

EMPLOYEES

      The number of persons employed by Lindsay at fiscal year end 1996, 1995 and 1994 were 542, 491 and 481, respectively. Lindsay currently employs approximately 600 persons. None of Lindsay's employees are represented by a union.

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

SUBSIDIARIES

      Lindsay International Sales Corporation, a subsidiary which conducts foreign sales operations for Lindsay, has relocated its office to Lindsay, Nebraska from Houston, Texas during 1996, reducing costs while at the same time enhancing communication and customer service. Lindsay Transportation, Inc., a wholly-owned subsidiary, was formed in 1975. It owns approximately 115 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay also has three non-operational subsidiaries.

ITEM 2 - PROPERTIES

      Lindsay owns and occupies 43 acres in Lindsay, Nebraska. Its manufacturing operation has eight separate buildings, with approximately 525,000 square feet of manufacturing area under roof. With the Company's current manufacturing capacity, the Company can increase sales without a major investment in facilities and capital equipment. In fiscal 1997, the Company expects to complete a metal fabrication, welding, and galvanizing capacity project, increasing production capacity to meet the North American peak season (January through May) demand.

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

      The balance sheet reserve for this remediation decreased to $0.3 million at August 31, 1996 from $1.9 million at fiscal 1995 year end, reflecting an increase to the reserve of $0.3 million, a reclassification of $1.8 million for a contra asset of an insurance recovery in other assets and costs of $0.1 million during the first quarter of fiscal 1996 for the continued implementation of the plans. Additionally, second, third and fourth quarter costs of $0.6 million were expensed on the consolidated statements of operations and was not reflected in the reserve.

      Lindsay believes that the current reserve is sufficient to cover the estimated cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage. In 1987, the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. Lindsay is in the process of appealing the dismissal of its case against the insurer and the judgment against Lindsay. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for February 7, 1997.

                              Age      Position with the Company
                              ---      -------------------------
Gary D. Parker                51       Chairman, President and Chief Executive
                                       Officer
Eduardo R. Enriquez           56       Vice President - International
Bruce C. Karsk                44       Vice President - Finance, Treasurer and
                                       Secretary
Clifford P. Loseke            58       Vice President - Manufacturing
Charles H. Meis               50       Vice President - Engineering
Robert S. Snoozy              50       Vice President - Sales and Marketing

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


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Lindsay Common Stock, began public trading on October 12, 1988. It is listed on the Nasdaq National Market under the symbol "LINZ". As of November 18, 1996 there were approximately 250 stock holders of record.

    The following table sets forth for the periods indicated the range of the high and low sales price:

                            FISCAL YEAR 1996    FISCAL YEAR 1995
                            ----------------    ----------------

                             HIGH      LOW       HIGH      LOW
                            ------    ------    ------    ------
    First Quarter          $24-5/16  $ 21-9/16  $  21-1/2 $ 18-9/16
    Second Quarter           32-3/4   23-11/16   20-13/16  18-13/16
    Third Quarter            39-3/4    29-1/4      22      18-13/16
    Fourth Quarter           44-1/2      34      23-13/16  20-11/16

Lindsay announced the initiation of a regular cash dividend on its common stock on February 7, 1996 during Lindsay's second quarter. The 5-cent quarterly dividend was paid for the second, third and fourth quarters of fiscal 1996, totaling 15 cents for fiscal Year 1996.

ITEM 6 - SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Selected Financial Data" on page 12.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information required by this item is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Management's Discussion and Analysis" on pages 13 through 16.

    CONCERNING FORWARD LOOKING STATEMENTS - This Report on Form 10-K, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward looking statements; availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the 1996 Annual Report to Stockholders on pages 12 through 23.

    The information required by Item 302 of Regulation S-K is incorporated by reference from the 1996 Annual Report to Stockholders under the heading "Quarterly Data" on page 12.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1996. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. This disclosure, if required, will be contained in the Proxy Statement. The information required by this Item is incorporated by reference from the Proxy Statement.

      Information about Executive Officers is shown on page 7 and 8 of this filing.

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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements
      The following financial statements of Lindsay Manufacturing Co. are incorporated by reference under Item 8. The 1996 Annual Report to Stockholders is attached as Exhibit 13.

                                                               Reference Page
                                                               --------------
                                                             Annual Stockholders
                                                                   Report
      Report of Independent Accountants                                16
      Consolidated Statements of Operations for the Years
         ended August 31, 1996, 1995 and 1994                          17
      Consolidated Balance Sheets at
         August 31, 1996 and 1995                                      18
      Consolidated Statements of Stockholders' Equity
         for the years ended August 31, 1996, 1995 and 1994            17
      Consolidated Statements of Cash Flows for the Years
         ended August 31, 1996, 1995 and 1994                          19

      Notes to Consolidated Financial Statements                     20-23

      (a)(2) Financial Statement Schedules

                                                               Reference Page
                                                               --------------
                                                                Form 10-K
                                                              Annual Report
      Report of Independent Accountants                              14

      Schedules

     VIII.   Valuation and Qualifying Accounts -
               Years ended August 31, 1996, 1995 and 1994            15

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

                               a(3) EXHIBIT INDEX

                                                                                       Sequential
Exhibit                                                                                   Page
Number                                          Description                              Number
------                                          -----------                            ----------

 10(g)     Lindsay Manufacturing Co. 1991 Long-Term Incentive Plan,
           incorporated by reference to Exhibit 10(h) of the Company's
           Annual Report on Form 10-K for the fiscal year ended August
           31, 1992.                                                                        -

 10(h)     Employment Agreement between the Company and Bruce C. Karsk,
           Eduardo R. Enriquez, Clifford P. Loseke, Charles H. Meis, and
           Robert S. Snoozy, effective September 1, 1993, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on
           Form 10K for the fiscal year ended August 31, 1994.                              -

 10(i)     Lindsay Manufacturing Co. Supplemental Retirement Plan,
           incorporated by reference to Exhibit 10(j) of the Company's
           Annual Report on Form 10K for the fiscal year ended August 31,
           1994.                                                                            -

 11        Statement re Computation of Per Share Earnings.                                 16

 13        Lindsay Manufacturing Co. 1996 Annual Report to Stockholders.                17-44

 21        Subsidiaries of the Company, incorporated by reference to Exhibit
           22 of the Company's Annual Report on Form 10-K for the fiscal year
           ended August 31, 1988.                                                           -

 23        Consent of Coopers & Lybrand L.L.P.                                             45

 24(a)     The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K,
           Quarterly Report on Form 10-Q, Report by Issuers of Securities
           quoted on NASDAQ on Form 10-C, Notification of Late Filing on Form
           12b-25 and Amendment to Application or Report on Form 8, on behalf of each other and certain directors, incorporated by reference to
           Exhibit 25 of the Company's Annual Report on Form 10-K for the
           fiscal year ended August 31, 1991.                                               -

 24(b)     The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K,
           Quarterly Report on Form 10-Q, Report by Issuers of Securities
           quoted on NASDAQ on Form 10-C, Notification of Late Filing on Form
           12b-25 and Amendment to Application or Report on Form 8, on behalf
           of Howard G. Buffett.                                                           46

 27        Financial Data Schedule                                                         47


 (b)  Reports on Form 8-K

      The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LINDSAY MANUFACTURING CO.


                         By:    Bruce C. Karsk
                                ------------------------------------------------

                         Name:  Bruce C. Karsk
                                ------------------------------------------------

                         Title: Vice President-Finance, Treasurer and Secretary;
                                ------------------------------------------------
                                Principal Financial and Accounting Officer
                                ------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of November, 1996.

/s/ Gary D. Parker (1)                Chairman, President and Chief Executive
-------------------------             Officer
    Gary D. Parker


/s/ Bruce C. Karsk                    Vice President - Finance, Treasurer and
-------------------------             Secretary; Principal Financial and
    Bruce C. Karsk                    Accounting Officer



/s/ Ralph J. Kroenke                  Controller
-------------------------
    Ralph J. Kroenke


/s/ Howard G. Buffett (1)             Director
-------------------------
    Howard G. Buffett


/s/ John W. Croghan (1)               Director
-------------------------
    John W. Croghan


/s/ J. David Dunn (1)                 Director
-------------------------
    J. David Dunn

/s/ George W. Plossl (1)              Director
-------------------------
    George W. Plossl


(1) By: Bruce C. Karsk
        ---------------------------------
        Bruce C. Karsk, Attorney-In-Fact.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lindsay Manufacturing Co.

Our report on the consolidated financial statements of Lindsay Manufacturing Co. is incorporated by reference to this Form 10-K from page 16 of the Fiscal 1996 Annual Report to Stockholders of Lindsay Manufacturing Co. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedules on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                        COOPERS & LYBRAND L.L.P.




Omaha, Nebraska
October 9, 1996

                          Lindsay Manufacturing Co.
              SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS
                  Years ended August 31, 1996, 1995 and 1994
                            (Dollars in thousands)
                            ----------------------


                  Column A                     Column B                     Column C                 Column D           Column E
                  --------                     --------         -------------------------------      --------           --------
                                                                            Additions
                                                                -------------------------------
                                               Balance at       Charged to         Charged to                           Balance  at
                                               Beginning        Costs and             Other                             End
                 Description                   of Period        Expenses            Accounts         Deductions         of Period
                 -----------                   ----------       ----------         ----------        ----------         -----------
Year ended August 31, 1996:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts        $        573     $        260       $          0      $        110 (a)     $      723
                                               ===========      ===========        ===========       ===========          =========

    - Allowance for inventory obsolescence    $        672     $         89       $          0      $         71 (b)      $     690
                                                ==========       ==========        ===========       ===========          =========

Year ended August 31, 1995:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts        $        513     $         60       $          0      $          0 (a)     $      573
                                               ===========      ===========        ===========       ===========          =========

     - Allowance for inventory obsolescence   $        760     $          0       $         13      $        101 (b)     $      672
                                               ===========      ===========        ===========       ===========          =========



Year ended August 31, 1994:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts        $        450     $         60       $          0      $         (3)(a)     $      513
                                               ===========      ===========        ===========       ===========          =========

     - Allowance for inventory obsolescence   $        736     $         52       $          0      $         28 (b)     $      760
                                               ===========      ===========        ===========       ===========          =========

----------

Notes:

   (a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

   (b)  Deductions consist of obsolete items sold or scrapped.