Form 10-Q
period 1996-11-30
LINDSAY MANUFACTURING CO
filed 1996-12-24
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    ________

                                   FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -------               SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1996 OR

 --------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

             Commission File Number: 0-17116


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

                                                    Yes  X   No
                                                        ---     ----

Common Stock, $1.00 par value                           6,332,916
-----------------------------             -----------------------------------
      Title of Class                      Outstanding as of December 16, 1996

Exhibit index is located on page 2.

Total number of pages 15.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets, November 30, 1996 and 1995
        and August 31, 1996                                             3

        Consolidated Statements of Operations for the three
        months ended November 30, 1996 and 1995                         4

        Consolidated Statements of Cash Flows for the three
        months ended November 30, 1996 and 1995                         5

        Notes to Consolidated Financial Statements                    6-8

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Position                            9-11

Part II - Other Information

     Item 1.  Legal Proceedings                                     12-13

     Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                             14


Exhibit Index

     4 - Specimen Form of Common Stock Certificate                     13

    11 - Statement re Computation of Per Share Earnings                15

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           Lindsay Manufacturing Co.
                          CONSOLIDATED BALANCE SHEETS
                November 30, 1996 and 1995 and August 31, 1996
                     (in thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                 (Unaudited) (Unaudited)
                                                                   November   November    August
                                                                     1996       1995       1996
                                                                  ---------- ---------- ----------
ASSETS
Current assets:
  Cash and cash equivalents....................................   $   3,462  $   1,253  $   2,362
  Marketable securities........................................      19,319     21,333     23,926
  Receivables..................................................      27,728     15,268     20,128
  Inventories..................................................       9,084      6,342      7,800
  Deferred income taxes........................................       3,444      2,776      3,369
  Other current assets.........................................         824      2,144        270
                                                                  ---------  ---------  ---------
    Total current assets.......................................      63,861     49,116     57,855
Long-term marketable securities................................      28,868     31,081     28,146
Property, plant and equipment, net.............................      10,019      8,174      9,691
Other noncurrent assets........................................       1,131      1,218      1,131
                                                                  ---------  ---------  ---------
Total assets...................................................   $ 103,879  $  89,589  $  96,823
                                                                  =========  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade......................................   $   7,589  $   4,851  $   5,915
  Other current liabilities....................................      14,335     13,982     12,782
                                                                  ---------  ---------  ---------
    Total current liabilities..................................      21,924     18,833     18,697
Other noncurrent liabilities...................................       1,108      1,195      1,292
                                                                  ---------  ---------  ---------
Total liabilities..............................................      23,032     20,028     19,989
                                                                  ---------  ---------  ---------
Contigencies

Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      November 1996 and 1995 and August 1996)
    Common stock, ($1 par value, 10,000,000 shares authorized,
      7,341,236, 4,842,805 and 7,327,961 shares issued in
      November 1996 and 1995 and August 1996...................       7,341      4,843      7,328
    Capital in excess of stated value..........................       3,382      4,412      2,952
    Retained earnings..........................................      92,494     75,473     88,002
    Less treasury stock, (at cost, 1,008,320, 540,480 and 987,820
      shares in November 1996 and 1995 and August 1996)........     (22,370)   (15,167)   (21,448)
                                                                  ---------  ---------  ---------
Total stockholders' equity.....................................      80,847     69,561     76,834
                                                                  ---------  ---------  ---------
Total liabilities and stockholders' equity.....................   $ 103,879  $  89,589  $  96,823
                                                                  =========  =========  =========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended November 30, 1996 and 1995
                   (in thousands, except per share amounts)
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                November                November
                                                                                  1996                    1995
                                                                                --------                --------
Operating revenues......................................................       $ 39,467                $ 27,326
Cost of operating revenues..............................................         30,003                  20,905
                                                                               --------                --------
Gross profit............................................................          9,464                   6,421
                                                                                -------                --------

Operating expenses:
  Selling expense.......................................................          1,033                     955
  General and administrative expense....................................          1,756                   1,476
  Engineering and research expense......................................            383                     352
                                                                                -------                --------
Total operating expenses................................................          3,172                   2,783
                                                                                -------                --------
Operating income........................................................          6,292                   3,638
Interest income, net....................................................            774                     664
Other income, net.......................................................              7                      20
                                                                                -------                --------
Earnings before income taxes............................................          7,073                   4,322
Income tax provision....................................................          2,264                   1,296
                                                                                -------                --------
Net earnings............................................................       $  4,809                $  3,026
                                                                               ========                ========


Net earnings per share..................................................       $   0.71                $   0.45
                                                                               ========                ========


Cash dividends per share................................................       $   0.05                $   0.00
                                                                               ========                ========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended November 30, 1996 and 1995
                                (in thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                     November             November
                                                                                       1996                 1995
                                                                                    ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................          $   4,809              $ 3,026
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation........................................................                455                  355
      Amortization of marketable securities premiums, net.................                 68                   92
      (Gain) loss on sale of fixed assets.................................                  1                   (4)
      Provision for uncollectible accounts receivable.....................                 15                    1
      Deferred income taxes...............................................                (75)                  28

   Changes in assets and liabilities:
      Receivables.........................................................             (7,615)              (4,916)
      Inventories.........................................................             (1,284)                (958)
      Other current assets................................................               (554)                (253)
      Accounts payable....................................................              1,674                  556
      Other current liabilities...........................................               (810)               1,047
      Current taxes payable...............................................              2,363                1,299
      Other noncurrent assets and liabilities.............................               (184)                (254)
                                                                                    ---------              -------
   Net cash flows provided by (used in) operating activities..............             (1,137)                  19
                                                                                    ---------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................               (799)              (1,373)
   Proceeds from sale of property, plant and equipment....................                 15                   12
   Purchases of marketable securities held-to-maturity....................             (1,226)              (1,211)
   Proceeds from maturities of marketable securities held-to-maturity.....              5,043                1,500
                                                                                    ---------              -------
   Net cash flows provided by (used in) investing activities..............              3,033               (1,072)
                                                                                    ---------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock under stock option plan.........                443                    0
   Dividends paid.........................................................               (317)                   0
   Purchases of treasury stock............................................               (922)              (2,208)
                                                                                    ---------              -------
   Net cash flows used in financing activities............................               (796)              (2,208)
                                                                                    ---------              -------
   Net increase (decrease) in cash and cash equivalents...................              1,100               (3,261)
   Cash and cash equivalents, beginning of period.........................              2,362                4,514
                                                                                    ---------              -------
   Cash and cash equivalents, end of period...............................          $   3,462              $ 1,253
                                                                                    =========              =======
Supplemental Cash Flow Information:
   Income taxes paid......................................................          $       7              $    (5)

   The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 1996 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At November 30, 1996, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in Marketable securities at November 30, 1996. Investments in the held-to-maturity category are included in Marketable securities ($19.3 million) and Long-term marketable securities ($28.9 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $48.2 million, $0.3 million, $0.0 million, and $48.5 million, respectively. There have not been any sales of held-to-maturity securities during the first quarter of fiscal 1997. In the held-to-maturity category, $19.3 million in securities mature within one year and $28.9 million have maturities ranging from one to four years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          November     November      August
                                            1996         1995         1996
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $13,845      $10,187      $12,060
   LIFO reserves                           (4,073)      (3,179)      (3,570)
   Obsolescence reserve                    (  688)      (  666)      (  690)
                                         ----------   ----------   ----------
Total inventories                         $ 9,084      $ 6,342      $ 7,800
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          November     November      August
                                            1996         1995         1996
                                         ----------   ----------   ----------
Raw materials                                16%          21%          16%
Work in process                               8%           7%           8%
Purchased parts                              32%          28%          32%
Finished goods                               44%          44%          44%

4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                          November     November      August
                                            1996         1995         1996
                                         ----------   ----------   ----------
Land                                      $    70      $    66      $    70
Buildings                                   4,757        4,345        4,756
Equipment                                  22,542       19,417       22,563
Other                                       2,625        3,122        1,859
                                         ----------   ----------   ----------
                                           29,994       26,950       29,248
Less accumulated depreciation              19,975       18,776       19,557
                                         ----------   ----------   ----------
Property, plant and equipment, net        $10,019      $ 8,174      $ 9,691
                                         ==========   ==========   ==========

5.  Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. During fiscal 1996, Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believes that its insurer should cover the costs of remediation. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer.
The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Contingencies - Continued
reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer for which the Company has not made a provision.
Lindsay is in the process of appealing the dismissal of it's case against the insurer and the judgment against Lindsay. In the opinion of management, an unfavorable outcome with respect to any or all of these matters will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 6,727,396 and 6,746,907 for the three months ended November 30, 1996 and 1995, respectively. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

7.  Stock Split
On January 29, 1996, the Board of Directors declared a three-for-two split of Lindsay's common stock effective February 22, 1996 to stockholders of record on February 7, 1996. Accordingly, the average number of shares outstanding and per share information have been adjusted to reflect the stock split.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table provides highlights for the first quarter of fiscal year 1997 compared with the first quarter of fiscal year 1996.

                                                      For The Three Months Ended
                                                    -----------------------------

                                                                        Percent
                                                    ------------------  Increase
($ in thousands)                                    11/30/96  11/30/95 (Decrease)
---------------------------------------------------------------------------------
Consolidated
------------
  Operating Revenues................................$39,467    $27,326   44.4%
  Cost of Operating Revenues........................$30,003    $20,905   43.5
  Gross Profit......................................$ 9,464    $ 6,421   47.4
  Gross Margin......................................   24.0%      23.5%
  Selling, Eng. & Research, and
    G&A Expense.....................................$ 3,172    $ 2,783   14.0
  Operating Income..................................$ 6,292    $ 3,638   73.0
  Operating Margin..................................   15.9%      13.3%
  Interest Income, net..............................$   774    $   664   16.6
  Other Income, net.................................$     7    $    20  (65.0)
  Income Tax Provision..............................$ 2,264    $ 1,296   74.7
  Effective Income Tax Rate.........................   32.0%      30.0%
  Net Earnings......................................$ 4,809    $ 3,026   58.9%

As the above table displays, operating revenues for the three month period ended November 30, 1996 were 44.4 percent ($12.1 million) higher than the first quarter of fiscal 1996. This increase was the result of increases of 51 percent ($8.3 million) in North American irrigation equipment revenues and 68 percent ($3.2 million) in export irrigation equipment revenues and 14 percent ($0.8 million) in diversified products revenues.

During the first quarter of fiscal 1997, North American irrigation equipment revenue and demand continued to be favorably impacted by ongoing emphasis by farmers to conserve water, energy, and labor. Increasing farm real estate values, low prevailing interest rates, favorable federal agricultural program legislation, low U.S. and worldwide grain reserves and projections of strong net cash farm income ($58 billion for 1996) are all factors that also had a favorable effect on demand. Additionally, during the quarter, Lindsay, as in the previous year's first quarter, conducted several sales and marketing programs which served to encourage dealers and customers to take early delivery of irrigation equipment in preparation for the spring planting season. This may have, to some extent, resulted in sales being pulled forward from our second and third quarters, but should enable the Company to better service our dealers during the peak North American irrigation equipment selling season of January through May, expanding our full fiscal year sales and delivery capacity.

Export irrigation equipment revenue for the first quarter of fiscal 1997 was favorably impacted by increased sales to irrigation equipment dealers in the Latin American market which is seasonally stronger in Lindsay's first and fourth fiscal quarters.

The increase in diversifed products revenue during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 was due to increases of both outsource manufacturing and large diameter steel tubing revenues.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

Gross margin for the three months ended November 30, 1996 was 24.0 percent, up from 23.5 percent of the prior year's comparable period. First quarter gross margin benefited from higher manufacturing efficiencies, stable raw material costs and a favorable pricing environment.

First quarter fiscal 1997's selling, general and administrative, and engineering and research expenses, in total, increased 14% from the prior year's comparative period. Higher wage and employee benefit cost (partially due to an increase in selling, general and adminstrative, and engineering, and research personnel) accounted for the majority of the increase. First quarter fiscal 1997's selling, general and administrative, and engineering and research expenses, in total, represented only 8.0% of total revenue as compared to 10.2% of total revenue in the first quarter of fiscal 1996.

The effective tax rate for the first quarter of fiscal 1997 was 32.0 percent as compared to 30.0 percent for the comparative period of fiscal 1996. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic developement tax credits and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 37.5 percent.

FINANCIAL CONDITION

Lindsay's equity of $80.8 million at November 30, 1996 increased from $76.8 million at August 31, 1996, due to net earnings of $4.8 million, less $0.9 million used to repurchase 20,500 shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.4 million from the issuance of 13,275 shares of common stock under Lindsay's stock option plan, less dividends paid of $0.3 million. Lindsay's equity at November 30, 1995 was $69.6 million.

Lindsay's cash and short-term marketable securities totaled $22.8 million at November 30, 1996, as compared to $26.3 million at August 31, 1996, and $22.6 million at November 30, 1995. Receivables of $27.7 million at November 30, 1996 increased $7.6 million from $20.1 million at August 31, 1996 and $12.4 million from $15.3 million at November 30, 1995 due to the higher level of North American irrigation equipment sales activity during November 1996 and sales and marketing programs that offered extended payment terms to our dealers and customers, primarily due to short-term interest free financing offered by Lindsay to end users. Inventories at November 30, 1996 totaled $9.1 million, higher than their $7.8 million balance at August 31, 1996 and $6.3 million balance at November 30, 1995. Inventory was increased to adequately service the higher level of sales activity the Company was projecting. At November 30, 1996, Lindsay had $28.9 million invested in long-term marketable securities which represent intermediate term (one to four year maturities) municipal debt. This is comparable to $28.1 million at August 31, 1996 and down from $31.1 million at November 30, 1995.

Current liabilities of $21.9 million at November 30, 1996 are higher than their $18.7 million balance at August 31, 1996 and $18.8 million balance at November 30, 1995. The increase from August 31, 1996 is principally due to increased

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

trade payables, and higher accruals for taxes payable. The increase from November 30, 1995 is primarily due to increased trade payables partially offset by lower accruals for environmental remediation costs.

Capital expenditures totaling $799,000 for the first quarter of 1997 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its fiscal 1997 capital expenditures to total approximately $3.5 to $4.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

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

Approximately 20 and 17 percent of Lindsay's operating revenues for the first quarter of 1997 and 1996 respectively, were generated from export sales. For the full year of 1996, approximately 15 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which goods or services are the consideration received for the issuance of equity instruments. This statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation regardless of the method used to account for them. Lindsay will continue its accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees".

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during fiscal 1995. The balance sheet reserve for this remediation was $0.3 million at November 30, 1996 and August 31, 1996.

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

                               OTHER INFORMATION
                                  (Continued)

CONCERNING FORWARD LOOKING STATEMENTS - This Report on Form 10Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward looking statements; availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

     4 - Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed September 23, 1988.
     11 - Statement re Computation of Per Share Earnings.

     27 - Financial Data Schedule.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.





Date: December 20, 1996                   /s/ Bruce C. Karsk
                             --------------------------------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer





Date: December 20, 1996                    /s/  Ralph J. Kroenke
                                           ---------------------
                                                Ralph J. Kroenke
                                                   Controller