Form 10-Q
period 1997-02-28
LINDSAY MANUFACTURING CO
filed 1997-03-27
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   _________

                                   FORM 10-Q

(MARK ONE)
     x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1997 OR

----------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ______________

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

                                                       Yes  X   No
                                                           ---     ---
Common Stock, $1.00 par value                           9,603,995
-----------------------------                  --------------------------------
     Title of Class                            Outstanding as of March 18, 1997

Exhibit index is located on page 2.

Total number of pages 35.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                                   Page No.

Part I - Financial Information
     Consolidated Balance Sheets, February 28, 1997 and
     February 29, 1996 and August 31, 1996                             3

     Consolidated Statements of Operations for the three
     months and six months ended February 28, 1997 and
     February 29, 1996.                                                4

     Consolidated Statements of Cash Flows for the six
     months ended February 28, 1997 and February 29, 1996              5

     Notes to Consolidated Financial Statements                      6-8

     Management's Discussion and Analysis of Results of
     Operations and Financial Position                              9-12


Part II - Other Information

     Item 1.  Legal Proceedings                                    13-14


     Item 6.  Exhibits and Reports on Form 8-K                        14

Signatures                                                            15


Exhibit Index

     3  (a) - Restated Certificate of Incorporation of             16-33
              Lindsay Manufacturing Co. dated October 12, 1988

     3  (b) - Certificate of Amendment of the Restated                34
              Certificate of Incorporation of Lindsay
              Manufacturing Co. dated February 7, 1997

     11     - Statement re Computation of Per Share Earnings          35


PART I FINANCIAL INFORMATION
Item 1. Financial Statements
                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
         February 28, 1997 and February 29, 1996 and August 31, 1996
                     (in thousands, except share amounts)

---------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)   (Unaudited)
                                                                       February      February      August
                                                                         1997          1996         1996
                                                                     -----------  ------------  -----------
 ASSETS
 Current assets:
  Cash and cash equivalents...................................      $     2,141   $   5,005   $      2,362
  Marketable securities.......................................           15,060      22,814         23,926
  Receivables.................................................           33,671      25,297         20,128
  Inventories.................................................            9,882       7,587          7,800
  Deferred income taxes.......................................            3,426       2,893          3,369
  Other current assets........................................              659       2,154            270
                                                                    -----------   ---------   ------------
   Total current assets.......................................           64,839      65,750         57,855
 Long-term marketable securities..............................           29,341      22,048         28,146
 Property, plant and equipment, net...........................           10,739       8,961          9,691
 Other noncurrent assets......................................            1,131       1,219          1,131
                                                                    -----------   ---------   ------------
 Total assets.................................................      $   106,050   $  97,978  $      96,823
                                                                    ===========  ==========  =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable, trade.....................................      $     7,453   $   9,007  $       5,915
  Other current liabilities...................................           12,529      13,435         12,782
                                                                    -----------   ---------   ------------
   Total current liabilities..................................           19,982      22,442         18,697
 Other noncurrent liabilities.................................            1,198       1,270          1,292
                                                                    -----------   ---------   ------------
 Total liabilities............................................           21,180      23,712         19,989
                                                                    -----------   ---------   ------------
 Contingencies

 Stockholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
   authorized, no shares issued and outstanding in
   February 1997 and 1996 and August 1996)....................
  Common stock, ($1 par value, 25,000,000 shares
   authorized, 11,182,625, 7,314,513 and 7,327,961 shares
   issued in February 1997 and 1996 and August 1996)..........           11,183       7,315          7,328
  Capital in excess of stated value...........................                0       2,700          2,952
  Retained earnings...........................................           98,151      80,414         88,002
  Less treasury stock, (at cost, 1,578,630, 848,220 and 987,820
   shares in February 1997 and 1996 and August 1996)                    (24,464)    (16,163)       (21,448)
                                                                    -----------   ---------   ------------
 Total stockholders' equity...................................           84,870      74,266         76,834
                                                                    -----------   ---------   ------------
 Total liabilities and stockholders' equity...................      $   106,050   $  97,978   $     96,823
                                                                    ===========  ==========  =============

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months and six months ended February 28, 1997 and February 29, 1996
                   (in thousands, except per share amounts)
                                 (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                        Three Months Ended            Six Months Ended
                                                   ---------------------------     ---------------------
                                                     February        February       February      February
                                                       1997            1996           1997          1996
                                                   -----------      ----------     ----------    ----------
Operating revenues..............................   $    45,693      $   38,140     $  85,160     $  65,466
Cost of operating revenues......................        33,942          28,336        63,945        49,241
                                                   -----------      ----------     ---------     ---------
Gross profit....................................        11,751           9,804        21,215        16,225
                                                   -----------      ----------     ---------     ---------
Operating expenses:
 Selling expense................................         1,266           1,106         2,299         2,061
 General and administrative expense.............         1,989           1,829         3,745         3,305
 Engineering and research expense...............           373             339           756           691
                                                   -----------      ----------     ---------     ---------
Total operating expenses........................         3,628           3,274         6,800         6,057
                                                   -----------      ----------     ---------     ---------
Operating income................................         8,123           6,530        14,415        10,168
Interest income, net............................           674             708         1,448         1,372
Other income, net...............................           166             285           173           305
                                                   -----------      ----------     ---------     ---------
Earnings before income taxes....................         8,963           7,523        16,036        11,845
Income tax provision............................         2,867           2,258         5,131         3,554
                                                   -----------      ----------     ---------     ---------
Net earnings....................................   $     6,096      $    5,265     $  10,905     $   8,291
                                                   ===========      ==========     =========     =========
Net earnings per share:
 Primary........................................   $      0.61      $     0.52     $    1.08     $    0.82
                                                   ===========      ==========     =========     =========
 Fully diluted..................................   $      0.61      $     0.52     $    1.08     $    0.81
                                                   ===========      ==========     =========     =========
Cash dividends per share........................   $     0.033      $    0.033     $   0.067     $   0.033
                                                   ===========      ==========     =========     =========

The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the six months ended February 28, 1997 and February 29, 1996
                                (in thousands)
                                 (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                            February            February
                                                                              1997                1996
                                                                         ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings...........................................................   $    10,905         $     8,291
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Depreciation...........................................................           990                 717
Amortization of marketable securities premiums, net....................           123                 167
(Gain) loss on sale of fixed assets....................................           (10)                (14)
(Gain) on sale of marketable securities held-to-maturity...............           (14)                  0
(Gain) on sale of marketable securities available-for-sale.............             0                  (8)
Provision for uncollectible accounts receivable........................            30                  16
Deferred income taxes..................................................           (57)                (89)
Changes in assets and liabilities:
Receivables............................................................       (13,573)            (14,960)
Inventories............................................................        (2,082)             (2,203)
Other current assets...................................................          (389)               (263)
Accounts payable.......................................................         1,538               4,712
Other current liabilities..............................................        (1,085)                454
Current taxes payable..................................................           832               1,021
Other noncurrent assets and liabilities................................           (94)               (180)
                                                                          -----------         -----------
Net cash flows provided by (used in) operating activities..............        (2,886)             (2,339)
                                                                          -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment.............................        (2,057)             (2,537)
Proceeds from sale of property, plant and equipment....................            29                  37
Purchases of marketable securities held-to-maturity....................        (8,527)             (1,211)
Proceeds from maturities of marketable securities held-to-maturity.....        16,089               5,460
Proceeds from sale of marketable securities available-for-sale.........             0               3,525
                                                                          -----------         -----------
Net cash flows provided by investing activities........................         5,534               5,274
                                                                          -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock under stock option plan.........           787                 762
Three-for-two stock split fractional shares paid in cash...............            (2)                 (2)
Dividends paid.........................................................          (638)                  0
Purchases of treasury stock............................................        (3,016)             (3,204)
                                                                          -----------         -----------
Net cash flows used in financing activities............................        (2,869)             (2,444)
                                                                          -----------         -----------
Net increase (decrease) in cash and cash equivalents...................          (221)                491
Cash and cash equivalents, beginning of period.........................         2,362               4,514
                                                                          -----------         -----------
Cash and cash equivalents, end of period...............................   $     2,141         $     5,005
                                                                          ===========         ===========
Supplemental Cash Flow Information:
Income taxes paid......................................................   $     4,391         $     2,636
Interest paid..........................................................   $         1         $         1
Supplemental schedule of noncash financing activities:

Dividends payable......................................................   $         0         $       324


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

2.  Cash Equivalents, Marketable Securities and Long-Term
    Marketable Securities
Cash equivalents are included at cost, which approximates market.  At
February 28, 1997, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in Marketable securities at February 28, 1997. Investments in the held-to-maturity category are included in Marketable securities ($15.1 million) and Long-term marketable securities ($29.3 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $44.4 million, $0.2 million, $0.0 million, and $44.6 million, respectively. There have not been any sales of held-to-maturity securities for the first six months of Fiscal 1997. In the held-to-maturity category, $15.1 million in securities mature within one year and $29.3 million have maturities ranging from one to four years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                                 (in thousands)
                                     -------------------------------------
                                       February     February      August
                                         1997         1996         1996
                                     ----------    ----------   ----------
Total manufactured goods
     First-in, first-out inventory     $14,774       $11,219      $12,060
     LIFO reserves                      (4,211)       (2,987)      (3,570)
     Obsolescence reserve               (  681)       (  645)      (  690)
                                     ---------      --------     --------
Total inventories                      $ 9,882       $ 7,587      $ 7,800
                                     =========      ========     ========



The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                       February      February      August
                                         1997          1996         1996
                                     ----------    ----------   ----------
Raw materials                              16%           21%          16%
Work in process                             8%            7%           8%
Purchased parts                            32%           28%          32%
Finished goods                             44%           44%          44%


4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                 (in thousands)
                                     -------------------------------------
                                       February     February      August
                                         1997         1996         1996
                                     ----------    ----------   ----------
Land                                   $    70      $    66     $    70
Buildings                                4,825        4,345       4,756
Equipment                               22,553       19,614      22,563
Other                                    3,175        4,033       1,859
                                    ----------   ----------   ---------
                                        30,623       28,058      29,248
Less accumulated depreciation           19,884       19,097      19,557
                                    ----------   ----------   ---------
Property, plant and equipment, net     $10,739      $ 8,961     $ 9,691
                                    ==========   ==========   =========


5. Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. During fiscal 1996, Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believes that its insurer should cover the costs of remediation. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer.
The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Contingencies - Continued
in favor of the insurer for which the Company has not made a provision.
Lindsay is in the process of appealing the dismissal    of it's case against
the insurer and the judgment against Lindsay. In the opinion of management, an unfavorable outcome with respect to any or all of these matters will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares
outstanding of 10,068,263 for   the three months and 10,079,679 for the six
months ended February 28, 1997 as compared to 10,144,167 for the three months and 10,132,515 for the six months ended February 29, 1996. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

7.  Stock Split
On February 7, 1997, the Board of Directors declared a three-for-two split of Lindsay's common stock effective March 10, 1997, to stockholders of record on March 3, 1997. Accordingly, the average number of shares outstanding, and per share information have been adjusted to reflect the stock split.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and six month periods indicated of Fiscal Year 1997 as compared to the same periods of Fiscal Year 1996.


                                               Three Months Ended                 Six  Months Ended
                                           -----------------------------     ------------------------------
                                                                Percent                            Percent
                                                                Increase                           Increase
($ in thousands)                           2/28/97  2/29/96    (Decrease)     2/28/97   2/29/96   (Decrease)
--------------------------------------------------------------------------------------------------------------
Consolidated
     Operating Revenues ....................$45,693   $38,140    19.8%        $85,160    $65,466      30.1%
     Cost of Operating Revenues ............$33,942   $28,336    19.8         $63,945    $49,241      29.9
     Gross Profit ..........................$11,751   $ 9,804    19.9         $21,215    $16,225      30.8
     Gross Margin ...........................  25.7%     25.7%                   24.9%      24.8%
     Selling, Eng. & Research, and
     G&A Expense .........................  $ 3,628   $ 3,274    10.8         $ 6,800   $ 6,057       12.3
     Operating Income ......................$ 8,123   $ 6,530    24.4         $14,415   $10,168       41.8
     Operating Margin ......................   17.8%     17.1%                   16.9%     15.5%
     Interest Income, net ..................$   674   $   708    (4.8)       $  1,448   $ 1,372        5.5
     Other Income, net .....................$   166   $   285   (41.8)       $    173   $   305      (43.3)
     Income Tax Provision ..................$ 2,867   $ 2,258    27.0        $  5,131   $ 3,554       44.4
     Effective Income Tax Rate .............   32.0%     30.0%                   32.0%     30.0%
     Net Earnings...........................$ 6,096   $ 5,265    15.8%       $ 10,905   $ 8,291       31.5%


As the above table displays, operating revenues for the three month period ended February 28, 1997 increased 19.8 percent ($7.6 million) from the comparable period of the prior year. The increase in second quarter revenue was the net result of a 21 percent ($6.0 million) increase in North American irrigation equipment revenues and a 36 percent ($2.0 million) increase in diversified manufacturing products and other revenues being partially offset by a 10 percent ($0.4 million) decrease in export irrigation equipment revenues.

For the six month period ended February 28, 1997, operating revenues were up
30.1 percent ($19.7 million) from the comparable period of the prior year. North American irrigation equipment and export irrigation equipment revenues were each up 32 percent ($14.2 million and $2.8 million, respectively) as compared to the prior year's comparative six month period. Diversified products and other revenues for the six month period were up 22 percent ($2.6 million).

North American irrigation equipment revenues for both the three and six month periods of fiscal 1997 were favorably impacted by the long term demand drivers of continued farmer emphasis on conserving water, energy, and labor. Additionally, strong 1996 farm income and creative fall and winter sales and marketing programs favorably impacted North American activity for the three and six month periods. Export irrigation equipment revenues for both the three and six month periods of fiscal 1997 benefited from active Western European and Latin American markets.

Diversified products and other revenues grew during both the    three and six
month periods of fiscal 1997 due to increased sales of large diameter steel tubing (which suffered from weak demand in fiscal 1996) and increased outsource

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

manufacturing revenues, in total, from Caterpillar Inc., Deere & Company, and New Holland North American, Inc., as compared to the prior year's comparative periods.

Gross margin for the three months ended February 28, 1997, as a percent of operating revenues, was 25.7 percent - equal to that of the prior year's comparative period. For the six months ended February 28, 1997, gross margin as a percent of operating revenues was 24.9 percent as compared to 24.8 percent for the six months ended February 29, 1996. Strong demand for irrigation equipment in the North American market for both the three and six month periods resulted in a continued favorable pricing environment. Additionally, raw material costs were, in total, stable during both the three and six month period of the current year. Significantly higher energy costs, however, prevented growth in second quarter gross margins.

Selling, general and administrative, and engineering and research expenses for the three month period ended February 28, 1997, were $3.6 million as compared to $3.3 million during the prior year's comparative period. For the six month period, fiscal 1997 selling, general and administrative, and engineering and research expenses totaled $6.8 million as compared to $6.1 million in fiscal 1996. Higher wage, salary and benefit costs and increased advertising expenditures, offset partially by lower professional fees and telephone costs, comprise the majority of the increased expenses for both the three and six month periods.

The effective tax rate for both the three month and six month periods ended February 28, 1997 was 32.0 perent. This compares to an effective tax rate of 30.0 percent for both the comparable three month and six month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits, and the Foreign Sales Corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 37.5 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations of $2.9 million for the first six months of fiscal 1997 was comparable to $2.3 million for the first six months of fiscal 1996. The decrease in cash flows from operating activities for both periods is due primarily to increased receivables and inventories partially offset by higher net earnings and decreased accounts payable.

Receivables of $33.7 million at February 28, 1997 increased $13.5 million from $20.1 million at August 31, 1996 and $8.4 million from $25.3 million at February 29, 1996 due to the higher level of North American irrigation equipment sales activity during February 1997 and marketing programs that offered extended payment terms to our dealers and customers, primarily due to short-term interest free financing offered by Lindsay. Inventories at February

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

28, 1997 totaled $9.9 million, higher than their $7.8 million balance at August 31, 1996 and $7.6 million balance at February 29, 1996. Inventory was increased to adequately service the higher level of sales activity the Company was projecting.

Current liabilities of $20.0 million at February 28, 1997 are higher than their $18.7 million balance at August 31, 1996 but lower than their $22.4 million balance at February 29, 1996. The increase from August 31, 1996 is principally due to increased trade payables and a higher accrual for taxes payable partially offset by lower accruals for international dealership payments and payroll and vacation pay. The decrease from February 29, 1996 is primarily due to decreased trade payables and lower accruals for taxes payable partially offset by a higher accrual for international dealer prepayments.

Cash flows provided by investing activities of $5.5 million for the first six months of fiscal 1997 was comparable to $5.3 million for the first six months of fiscal 1996 and for both periods was primarily attributable to proceeds from marketable securities, partially offset by purchases of marketable securities and capital expenditures.

Lindsay's cash and short-term marketable securities totaled $17.2 million at February 28, 1997, as compared to $26.3 million at August 31, 1996, and $27.8 million at February 29, 1996. At February 28, 1997, Lindsay had $29.3 million invested in long-term marketable securities which represent intermediate term (one to four year maturities) municipal debt. This is comparable to $28.1 million at August 31, 1996 and an increase from $22.0 million at February 29, 1996.

Cash flows used in financing activities of $2.9 million for the first six months of fiscal 1997 was comparable to $2.4 million for the first six months of fiscal 1996 and for both periods was primarily attributable to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the stock option plan. Additionally, during fiscal 1997 dividends were paid.

Lindsay's equity increased to $84.9 million at February 28, 1997 from $76.8 million at August 31, 1996, due to its net earnings of $10.9 million, less $3.0 million used to repurchase 96,900 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.8 million from the issuance of 127,139 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.6 million. Lindsay's equity at February 29, 1996 was $74.3 million.

Capital expenditures totaling $2.1 million for the first six months of 1997 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its Fiscal 1997 capital expenditures to be approximately $3.5 to $4.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

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

Approximately 14 and 13 percent of Lindsay's operating revenues for the first six months of 1997 and 1996 respectively, were generated from export sales. For the full year of 1996, approximately 15 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during Fiscal 1995. The balance sheet reserve for this remediation was $0.3 million at February 28, 1997 and August 31, 1996.

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

                               OTHER INFORMATION
                                  (Continued)

Concerning Forward Looking Statements - This Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward looking statements; availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

    3(a) - Restated Certificate of Incorporation of Lindsay
           Manufacturing Co. dated October 12, 1988.

    3(b) - Certificate of Amendment of the Restated
           Certificate of Incorporation of Lindsay Manufacturing
           Co. dated February 7, 1997.

    4    - Specimen Form of Common Stock Certificate to Exhibit 4 of
           incorporated by reference Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed September 23, 1988.

    11   - Statement re Computation of Per Share Earnings.

    27   - Financial Data Schedule


(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              LINDSAY MANUFACTURING CO.






Date: March 25, 1997                          Bruce C. Karsk
                                      ------------------------------
                                              Bruce C. Karsk
                              Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: March 25, 1997                         Ralph J. Kroenke
                                      ------------------------------
                                             Ralph J. Kroenke
                                                Controller