Form 10-Q
period 1997-05-31
LINDSAY MANUFACTURING CO
filed 1997-06-18
CIK 836157

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 -----------

                                  FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
__________              SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 1997 OR

__________   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------   ----------
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


             402-428-2131
  ------------------------------------
    (Registrant's telephone number,
          including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  X   No
                                                   ---     ---

Common Stock, $1.00 par value                           9,442,336
-----------------------------              -------------------------------
     Title of Class                        Outstanding as of June 11, 1997

Exhibit index is located on page 2.

Total number of pages 15.

           LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                    INDEX


                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Consolidated Balance Sheets, May 31, 1997 and 1996
     and August 31, 1996                                                3

     Consolidated Statements of Operations for the three
     months and nine months ended May 31, 1997 and 1996                 4

     Consolidated Statements of Cash Flows for the nine
     months ended May 31, 1997 and 1996                                 5

     Notes to Consolidated Financial Statements                         6-8

     Management's Discussion and Analysis of Results of Operations
     and Financial Position                                             9-12


Part II - Other Information

     Item 1.  Legal Proceedings                                         13-14


     Item 6.  Exhibits and Reports on Form 8-K                          14


Signatures                                                              15


Exhibit Index

     11 - Statement re Computation of Per Share Earnings                16



PART I FINANCIAL INFORMATION
Item 1. Financial Statements
                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
                  May 31, 1997 and 1996 and August 31, 1996
                     (in thousands, except share amounts)
-------------------------------------------------------------------------------

                                               (Unaudited) (Unaudited)
                                                    May        May      August
                                                   1997       1996       1996
                                                ---------  ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents..................... $   3,288  $   2,869  $   2,362
 Marketable securities.........................    16,564     21,857     23,926
 Receivables...................................    20,479     20,583     20,128
 Inventories...................................     9,719      7,974      7,800
 Deferred income taxes.........................     3,800      3,030      3,369
 Other current assets..........................       639      2,037        270
                                                ---------  ---------  ---------
   Total current assets........................    54,489     58,350     57,855
Long-term marketable securities................    37,591     29,158     28,146
Property, plant and equipment, net.............    11,248      9,393      9,691
Other noncurrent assets........................     1,131      1,221      1,131
                                                ---------  ---------  ---------
Total assets................................... $ 104,459  $  98,122  $  96,823
                                                =========  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade....................... $   4,662  $   5,896  $   5,915
 Other current liabilities.....................    13,431     13,392     12,782
                                                ---------  ---------  ---------
   Total current liabilities...................    18,093     19,288     18,697
Other noncurrent liabilities...................     1,273      1,355      1,292
                                                ---------  ---------  ---------
Total liabilities..............................    19,366     20,643     19,989
                                                ---------  ---------  ---------
Contingencies

Stockholders' equity:
 Preferred stock, ($1 par value, 2,000,000 shares
  authorized, no shares issued and outstanding in
  May 1997 and 1996 and August 1996)
 Common stock, ($1 par value, 25,000,000 shares
  authorized, 11,190,866, 7,320,414 and
  7,327,961 shares issued in May 1997 and
  1996 and August 1996.........................    11,191      7,320      7,328
 Capital in excess of stated value.............        20      2,754      2,952
 Retained earnings.............................   103,874     85,810     88,002
 Less treasury stock, (at cost, 1,753,030,
  907,120 and 987,820 shares in May 1997 and
  1996 and August 1996)........................   (29,992)   (18,405)   (21,448)
                                                ---------  ---------  ---------
Total stockholders' equity.....................    85,093     77,479     76,834
                                                ---------  ---------  ---------
Total liabilities and stockholders' equity..... $ 104,459  $  98,122  $  96,823
                                                =========  =========  =========


   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months and nine months ended May 31, 1997 and 1996
                   (in thousands, except per share amounts)
                                 (Unaudited)
-------------------------------------------------------------------------------

                                         Three Months Ended  Nine Months Ended
                                         ------------------  -----------------
                                            May       May      May       May
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------
Operating revenues...................... $ 41,663  $ 41,139  $126,823  $106,605
Cost of operating revenues..............   30,370    30,534    94,315    79,775
                                         --------  --------  --------  --------
Gross profit............................   11,293    10,605    32,508    26,830
                                         --------  --------  --------  --------
Operating expenses:
 Selling expense........................    1,235     1,068     3,534     3,129
 General and administrative expense.....    1,574     1,661     5,319     4,966
 Engineering and research expense.......      361       364     1,117     1,055
                                         --------  --------  --------  --------
Total operating expenses................    3,170     3,093     9,970     9,150
                                         --------  --------  --------  --------
Operating income........................    8,123     7,512    22,538    17,680
Interest income, net....................      724       615     2,172     1,987
Other income, net.......................       55        43       228       348
                                         --------  --------  --------  --------
Earnings before income taxes............    8,902     8,170    24,938    20,015
Income tax provision....................    2,849     2,451     7,980     6,005
                                         --------  --------  --------  --------
Net earnings............................ $  6,053  $  5,719  $ 16,958  $ 14,010
                                         ========  ========  ========  ========
Net earnings per share:
 Primary................................ $   0.61  $   0.56  $   1.69  $   1.38
                                         ========  ========  ========  ========
  Fully diluted......................... $   0.61  $   0.56  $   1.69  $   1.37
                                         ========  ========  ========  ========
Cash dividends per share................ $  0.035  $  0.033  $  0.102  $  0.067
                                         ========  ========  ========  ========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended May 31, 1997 and 1996
                                (in thousands)
                                 (Unaudited)
-------------------------------------------------------------------------------

                                                              May         May
                                                             1997        1996
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings........................................    $ 16,958     $ 14,010
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation......................................       1,496        1,084
    Amortization of marketable securities premiums,
      net.............................................         171          247
    (Gain) on sale of fixed assets....................         (57)         (54)
    (Gain) Loss on maturities of marketable
      securities held-to-maturity.....................         (14)           7
    (Gain) on sale of marketable securities
      available-for-sale..............................           0           (8)
    Provision for uncollectible accounts receivable...          45          (65)
    Deferred income taxes.............................        (431)        (226)
  Changes in assets and liabilities:
    Receivable........................................        (396)     (10,165)
    Inventories.......................................      (1,919)      (2,590)
    Other current assets..............................        (369)        (146)
    Accounts payable..................................      (1,253)       1,601
    Other current liabilities.........................         222        1,946
    Current taxes payable.............................         427         (190)
    Other noncurrent assets and liabilities...........         (19)         (97)
                                                          --------     --------
  Net cash flow provided by operating activities......      14,861        5,354
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment..........      (3,073)      (3,338)
  Proceeds from sale of property, plant and equipment.          77           79
  Purchases of marketable securities held-to maturity.     (18,329)     (11,744)
  Proceeds from maturities of marketable securities
    held-to-maturity..................................      16,089        9,753
  Proceeds from sale of marketable securities
    available-for-sale................................           0        3,525
                                                          --------     --------
  Net cash flow used in investing activities..........      (5,236)      (1,725)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issurance of common stock under stock
    option plan.......................................         815          821
  Three-for-two stock split fractional shares paid
    in cash...........................................          (2)          (2)
  Dividends paid......................................        (968)        (647)
  Purchases of treasury stock.........................      (8,544)      (5,446)
                                                          --------     --------
  Net cash flow used in financing activities..........      (8,699)      (5,274)
                                                          --------     --------
  Net increase (decrease) in cash and
    cash equivalents..................................         926       (1,645)
  Cash and cash equivalents, beginning of period......       2,362        4,514
                                                          --------     --------
  Cash and cash equivalents, end of period............    $  3,288     $  2,869
                                                          ========     ========

Supplemental Cash Flow Information:
  Income taxes paid...................................    $  7,942     $  6,464
  Interest paid.......................................    $      1     $     86


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

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At May 31, 1997, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in Marketable securities at May 31, 1997. Investments in the held-to-maturity category are included in Marketable securities ($16.6 million) and Long-term marketable securities ($37.6 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $54.2 million, $0.1 million, $0.1 million, and $54.2 million, respectively. There have not been any sales of held-to-maturity securities for the first nine months of Fiscal 1997. In the held-to-maturity category, $16.6 million in securities mature within one year and $37.6 million have maturities ranging from one to four and one-half years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                      (in thousands)
                                            ---------------------------------
                                              May          May         August
                                              1997         1996         1996
                                            -------      -------      -------
Total manufactured goods
     First-in, first-out inventory          $14,582      $11,539      $12,060

     LIFO reserves                           (4,185)      (2,948)      (3,570)

     Obsolescence reserve                      (678)        (617)        (690)
                                            -------      -------      -------
Total inventories                           $ 9,719      $ 7,974      $ 7,800
                                            =======      =======      =======



The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                             May          May         August
                                             1997         1996         1996
                                            ------       ------      --------
Raw materials                                16%          21%          16%
Work in process                               8%           7%           8%
Purchased parts                              32%          28%          32%
Finished goods                               44%          44%          44%


4  Property, Plant and Equipment
Property, plant and equipment are stated at cost.


                                                      (in thousands)
                                           ---------------------------------
                                             May          May         August
                                             1997         1996         1996
                                           -------      -------      -------
Land                                       $    70      $    70      $    70
Buildings                                    4,945        4,426        4,756
Equipment                                   22,782       19,858       22,563
Other                                        3,301        4,344        1,859
                                           -------      -------      -------
                                            31,098       28,698       29,248
Less accumulated depreciation               19,850       19,305       19,557
                                           -------      -------      -------
Property, plant and equipment, net         $11,248      $ 9,393      $ 9,691
                                           =======      =======      =======

                          Lindsay Manufacturing Co.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.  Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. During fiscal 1996, Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believes that its insurer should cover the costs of remediation. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer.
The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer for which the Company has not made a provision.
Lindsay has appealed the dismissal of it's case against the insurer and the judgment against Lindsay. In the opinion of management, an unfavorable outcome with respect to any or all of these matters will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 9,926,936 for the three months and 10,028,764 for the nine months ended May 31, 1997 as compared to 10,206,281 for the three months and 10,157,103 for the nine months ended May 31, 1996. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table provides highlights for the three month and nine month periods indicated of Fiscal Year 1997 as compared to the same periods of Fiscal Year 1996.

                                                  Three Months Ended                   Nine Months Ended
                                            ---------------------------           ---------------------------
                                                               Percent                             Percent
                                                               Increase                            Increase
($ in thousands)                             5/31/97  5/31/96  (Decrease)        5/31/97  5/31/96  (Decrease)
-------------------------------------------------------------------------------------------------------------
Consolidated
     Operating Revenues .....................$41,663  $41,139     1.3%           $126,823  $106,605    19.0%
     Cost of Operating Revenues .............$30,370  $30,534     (.5)           $ 94,315  $ 79,775    18.2
     Gross Profit ...........................$11,293  $10,605     6.5            $ 32,508  $ 26,830    21.2
     Gross Margin ...........................   27.1%    25.8%                       25.6%     25.2%
     Selling, Eng. & Research, and
     G&A Expense ............................$ 3,170  $ 3,093     2.5            $  9,970  $  9,150     9.0
     Operating Income .......................$ 8,123  $ 7,512     8.2            $ 22,538  $ 17,680    27.5
     Operating Margin .......................   19.5%    18.3%                       17.8%     16.6%
     Interest Income, net ...................$   724  $   615    17.7            $  2,172  $  1,987     9.3
     Other Income, net ......................$    55  $    43    27.9            $    228  $    348   (34.5)
     Income Tax Provision ...................$ 2,849  $ 2,451    16.2            $  7,980  $  6,005    32.9
     Effective Income Tax Rate ..............   32.0%    30.0%                       32.0%     30.0%
     Net Earnings............................$ 6,053  $ 5,719     5.8%           $ 16,958  $ 14,010    21.0%


As the above table displays, operating revenues for the three month period ended May 31, 1997 increased slightly, 1.3 percent ($0.5 million) from the comparable period of the prior year. For the nine month period ended May 31, 1997, operating revenues were up 19.0 percent ($20.2 million). The increase in third quarter revenue was the net result of a 17 percent ($5.4 million) decrease in North American irrigation equipment revenues being more than offset by a 94 percent ($3.2 million) increase in export irrigation equipment revenues and a 48 percent ($2.7 million) increase in diversified product and other revenues. For the nine month period, fiscal 1997 North American irrigation equipment revenues increased 12 percent ($8.9 million) and export irrigation equipment revenues increased 50 percent ($6.1 million), as compared to the prior year. Diversified product and other revenues for the nine month period grew 30 percent ($5.3 million), as compared to the prior year.

North American irrigation equipment revenues for both the three and nine month periods ending May 31, 1997, continued to be favorably impacted by the long term demand drivers of continued farmer emphasis on conserving water, energy, and labor. Third quarter fiscal 1997 North American irrigation equipment revenues were negatively impacted, however, by the success during our first and second quarters of our fall and winter marketing programs including our early order and early shipment (dealer floor plan and customer interest free) programs. These programs were designed to pull some North American irrigation equipment sales and shipments forward into the first and second quarters, freeing up manufacturing and shipping capacity in our third quarter for incremental late season orders. Due to agricultural commodity prices being somewhat lower than at this time last year, the incremental late season orders did not develop to the degree anticipated, resulting in North American

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

irrigation equipment revenues being lower than the prior year's for the third quarter of fiscal 1997, but higher than the prior year's for the first nine months of fiscal 1997.

Export irrigation equipment sales for both the three and nine month periods of fiscal 1997 were concentrated in our Western European and Latin American markets, similar to fiscal 1996.

The increase in three month and nine month fiscal 1997 diversified products and other revenues was the result of higher sales of both large diameter steel tubing and outsource manufacturing services.

Gross margin for the three months ended May 31, 1997, as a percent of operating revenues, was 27.1 percent as compared to 25.8 percent of revenues for the prior year's comparative period. For the nine months ended May 31, 1997, gross margin as a percent of operating revenues was 25.6 percent as compared to 25.2 percent for the nine months ended May 31, 1996. Ongoing demand for irrigation equipment in both the North American and export markets for the three and nine month periods of fiscal 1997 resulted in a continued favorable pricing environment. Additionally, raw material costs, in total, increased only slightly during both the three and nine month periods of the current year.

Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 1997, were $3.2 million as compared to $3.1 million during the prior year's comparative period. For the nine month period, fiscal 1997 selling, general and administrative, and engineering and research expenses totaled $10.0 million as compared to $9.2 million for the first nine months of fiscal 1996. Higher wage & salary expenses and increased advertising expenditures account for the majority of the increased expenses for both the three and nine month periods.

The effective tax rate for both the three month and nine month periods ended
May 31, 1997 was 32.0 percent.   This compares to an effective tax rate of 30.0
percent for both the comparable three month and nine month periods of the prior year. Due to the tax exempt status (for federal income tax purposes) of interest earned on municipal bond investments, State of Nebraska economic development tax credits, and the Foriegn Sales Corporation federal tax provisions as they relate to export sales, Lindsay continues to benefit from an effective tax rate that is lower than the combined federal and state statutory rates (currently estimated at 37.5 percent).

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations of $14.8 million for the first nine months of fiscal 1997 increased from $5.4 million for the first nine months of fiscal 1996. The increase in cash flows provided by operating activities in fiscal 1997 was primarily due to net earnings. Fiscal 1996 cash flows provided by operating activities was principally due to net earnings partially offset by increased receivables.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

FINANCIAL POSITION AND LIQUIDITY - Continued

Receivables of $20.5 million at May 31, 1997 were comparable to $20.1 million at August 31, 1996 and $20.6 million at May 31, 1996. Inventories at May 31, 1997 totaled $9.7 million, higher than their $7.8 million balance at August 31, 1996 and $8.0 million balance at May 31, 1996. May 1997 North American irrigation sales did not develop to the degree anticipated, resulting in increased inventory at May 31, 1997.

Current liabilities of $18.1 million at May 31, 1997 are lower than their $18.7 million balance at August 31, 1996 and $19.3 million balance at May 31, 1996. The decrease from August 31, 1996 is principally due to decreased trade payables. The decrease from May 31, 1996 is primarily due to decreased trade payables and lower accruals for environmental remediation costs partially offset by higher accruals for payroll and vacation pay and insurance.

Cash flows used in investing activities of $5.2 million for the first nine months of fiscal 1997 increased from $1.7 million for the first nine months of fiscal 1996 and for both periods was primarily attributable to purchases of marketable securities and capital expenditures, partially offset by proceeds from marketable securities.

Lindsay's cash and short-term marketable securities totaled $19.9 million at May 31, 1997, as compared to $26.3 million at August 31, 1996, and $24.7 million at May 31, 1996. At May 31, 1997, Lindsay had $37.6 million invested in long-term marketable securities which represent intermediate term (one to four and one-half year maturities) municipal debt, as compared to $28.1 million at August 31, 1996 and from $29.2 million at May 31, 1996.

Cash flows used in financing activities of $8.7 million for the first nine months of fiscal 1997 increased from $5.3 million for the first nine months of fiscal 1996 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the company's stock option plan.

Lindsay's equity increased to $85.1 million at May 31, 1997 from $76.8 million at August 31, 1996, due to its net earnings of $17.0 million, less $8.5 million used to repurchase 271,300 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.8 million from the issuance of 135,400 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $1.0 million. Lindsay's equity at May 31, 1996 was $77.5 million.

Capital expenditures totaling $3.1 million for the first nine months of 1997 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its fiscal 1997 capital expenditures to be approximately $3.5 to $4.5 million which will be used principally to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. In North America shipments to customers usually peak during March and April for the spring planting period. North American irrigation equipment sales activity is typically at its lowest level in the company's fourth quarter which can vary significantly from year to year depending on weather patterns during the quarter. Lindsay's expansion into diversified products complements its irrigation operations by using available capacity and reducing seasonality.

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

Approximately 14 and 11 percent of Lindsay's operating revenues for the first nine months of 1997 and 1996 respectively, were generated from export sales. For the full year of 1996, approximately 15 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The statement will be effective beginning in the Company's first quarter ended November 30, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No.128. The Company has not yet determined the impact of implementation of SFAS No. 128.

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during Fiscal 1995. The balance sheet reserve for this remediation was $0.3 million at May 31, 1997 and August 31, 1996.

Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage.
In 1987, the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. Lindsay has appealed the dismissal of it's case against the insurer and the judgment against Lindsay. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

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

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended May 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.





Date: June 13, 1997                           Bruce C. Karsk
      -------------                     ------------------------
                                              Bruce C. Karsk
                           Vice President - Finance, Treasurer and Secretary;
                                Principal Financial and Accounting Officer






Date: June 13, 1997                         Ralph J. Kroenke
      -------------                     ------------------------
                                            Ralph J. Kroenke
                                               Controller