Form 10-K
period 1997-08-31
LINDSAY MANUFACTURING CO
filed 1997-11-26
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K

     (MARK ONE)
     X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -----     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 1997 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -----       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to
                                                 ---------  --------

                         Commission File Number 0-17116

                          Lindsay Manufacturing Co.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            47-0554096
--------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



Box 156, East Highway 91, Lindsay, Nebraska                      68644
---------------------------------------------------        ----------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   402-428-2131



Securities registered pursuant to Section 12(b) of the Act:
                                 Title of Class
                         -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          -----

As of November 18, 1997, 9,348,856 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (8,735,531 shares) was $360,340,654 based upon the final sales price on the New York Stock Exchange, Inc. on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Stockholders are incorporated herein by reference into Parts I, II and IV.

Portions of the Proxy Statement pertaining to the January 23, 1998 annual stockholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 10-12.

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

(b) Industry segment information is included in Part II, Item 8,
Footnote L. The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders on page
23.

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

     UNITED STATES MARKET. The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Operations Review" on pages 6 through 11.

     INTERNATIONAL MARKET. The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Operations Review" on pages 6 through 11.

     COMPETITION. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while six manufacturers remain today. Lindsay believes that Lindsay and Valmont Industries, Inc. ("Valmont"), the top two manufacturers, represent 75 percent to 85 percent of the market. Although detailed market information is not available, Lindsay believes its portion of the international market is greater than Valmont's, but its domestic market is somewhat smaller than that of Valmont.

     There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, advanced product technology, product characteristics, retention and reputation of local dealers, post-sale service, and, at certain times of the year, the availability of systems and their delivery time. Lindsay believes it generally competes favorably with respect to these factors.

DIVERSIFIED PRODUCTS AND SERVICES

     The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Operations Review" on pages 6 through 11.

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

ORDER BACKLOG

     As of September 1, 1997 and 1996, Lindsay had an order backlog of $27.3 million and $25.7 million, respectively. At year end fiscal 1997, Lindsay had a $17.1 million order backlog for irrigation equipment. This was a slight increase from year end fiscal 1996's irrigation equipment order backlog of $16.6 million. At year end fiscal 1997, order backlog for diversifed products totaled $10.2 million, up 12% from $9.1 million at fiscal 1996 year end.

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

CAPITAL EXPENDITURES

     Capital expenditures for fiscal 1997, 1996 and 1995, were approximately $3.8 million, $4.0 million and $2.8 million, respectively. Fiscal 1997 capital expenditures were used primarily for upgrading plant and computer equipment and includes a capitalized lease of $0.5 million. Over half of the fiscal 1996 capital expenditures were related to Lindsay's installation of a robotic manufacturing process for the manufacture of center pivot irrigation equipment pipeline. The remaining fiscal 1996 capital expenditures were primarily for the general upgrading of the manufacturing plant and equipment. Capital expenditures for fiscal 1998 are expected to be approximately $3.5 to $4.0 million and will be used primarily to improve the Company's existing facilities, expand its manufacturing capabilities, and increase productivity. The Company expects annual capital expenditures for plant expansion over the next several years to approximate fiscal 1998's level.

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

EMPLOYEES

     The number of persons employed by Lindsay at fiscal year end
1997, 1996 and 1995 were 553, 542 and 491, respectively. Lindsay currently employs approximately 600 persons. None of Lindsay's employees are represented by a union.

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

SUBSIDIARIES

     Since 1996, international sales personnel have been located at the corporate office in Lindsay, Nebraska as part of Lindsay International Sales Corporation, a subsidiary which conducts foreign sales operations for Lindsay. Lindsay Transportation, Inc., a wholly-owned subsidiary, was formed in 1975. It owns approximately 115 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay also has three non-operational subsidiaries.

ITEM 2 - PROPERTIES

     Lindsay owns and occupies 43 acres in Lindsay, Nebraska. Its manufacturing operation has eight separate buildings, with approximately one-half million square feet of manufacturing area under roof. With the Company's current manufacturing capacity, the Company can increase sales without a major investment in facilities and capital equipment.

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

     The balance sheet reserve for this remediation was $0.3 million at August 31, 1997 and 1996.

     Lindsay believes that the current reserve is sufficient to cover the estimated cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage. In 1987, the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. During July 1997 the United States Court of Appeals reversed the judgement of $2.4 million and remanded the case to the district court for futher proceedings. The company has not made a provision for the previously reimbursed remediation costs. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for January 23, 1998.




                        Age  Position with the Company
                        ---  -----------------------------------------------
   Gary D. Parker       52   Chairman, President and Chief Executive Officer
   Eduardo R. Enriquez  57   Vice President - International
   Bruce C. Karsk       45   Vice President - Finance, Treasurer and
                             Secretary
   Clifford P. Loseke   59   Vice President - Manufacturing
   Charles H. Meis      51   Vice President - Engineering
   Robert S. Snoozy     51   Vice President - Sales and Marketing


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


                          PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Lindsay Common Stock, began public trading on October 12, 1988. Effective October 21, 1997 Lindsay's common stock began trading on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". Prior to trading on the NYSE, Lindsay common stock traded on the Nasdaq National Market. As of November 18, 1997 there were approximately 250 stock holders of record.

     The following table sets forth for the periods indicated the range of the high and low sales price:


                             FISCAL YEAR 1997    FISCAL YEAR 1996
                            ------------------  -------------------
                               HIGH      LOW       HIGH      LOW
                            ---------  --------   -------   -------
     First Quarter              31     24-13/16   16-3/16   14-3/8
     Second Quarter           36-1/2   26-11/16   21-13/16  15-13/16
     Third Quarter            36-3/4      28      26-1/2    19-1/2
     Fourth Quarter             39        29      29-11/16  22-11/16


During fiscal 1997 a 3-1/3-cent cash dividend was paid for the first and second quarter, increasing to 3-1/2-cent for the third and fourth quarter, totaling 13-2/3 cents for fiscal year 1997. The 3-1/3-cent quarterly dividend was paid for the second, third and fourth quarters of fiscal 1996, totaling 10 cents for fiscal year 1996. Lindsay initiated a quarterly cash dividend on its common stock on February 7, 1996.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Selected Financial Data" on page 12.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION

     The information required by this item is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Management's Discussion and Analysis" on pages 13 through 16.

     CONCERNING FORWARD LOOKING STATEMENTS - This Report on Form 10K, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future",

"position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward looking statements; availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the 1997 Annual Report to Stockholders on pages 16 through 23.

     The information required by Item 302 of Regulation S-K is incorporated by reference from the 1997 Annual Report to Stockholders under the heading "Quarterly Data" on page 12.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will file with the Securities and Exchange
Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1997.
Information required by item 401 of Regulation S-K is incorporated by reference from the proxy statement. Information about
Executive Officers is shown on page 7 and 8 of this filing.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE -
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by
Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 1997 except for two late filings of Form 4 Statement of Changes to Beneficial Ownership; (1) Eduardo R. Enriquez relating to an exercise of shares on February 14, 1997, due March 10, 1997, filed April 1, 1997 resulting from a clerical error, (2) Howard G. Buffett relating to a purchase of shares May 13-14, 1997, due June 10, 1997, filed June 23, 1997 resulting from inaccessibility due to international travel.

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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)(1) Financial Statements
     The following financial statements of Lindsay Manufacturing
Co. are incorporated by reference under Item 8.  The 1997 Annual
Report to Stockholders is attached as Exhibit 13.


                                                            Reference Page
                                                         Annual Stockholders
                                                                 Report

     Report of Independent Accountants                             16
     Consolidated Statements of Operations for the Years
     ended August 31, 1997, 1996 and 1995                          17
     Consolidated Balance Sheets at
     August 31, 1997 and 1996                                      18
     Consolidated Statements of Stockholders' Equity
     for the years ended August 31, 1997, 1996 and 1995            17
     Consolidated Statements of Cash Flows for the Years
     ended August 31, 1997, 1996 and 1995                          19

     Notes to Consolidated Financial Statements                   20-23

     (a)(2) Financial Statement Schedules


                                                             Reference Page
                                                                Form 10-K
                                                              Annual Report

     Report of Independent Accountants                              14

     Schedules

      VIII.  Valuation and Qualifying Accounts -
               Years ended August 31, 1997, 1996 and 1995           15


     Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX


                                                                          Sequential
Exhibit                                                                         Page
Number                    Description                                         Number
-------                   -------------                                   ----------
3(a)     Restated Certificate of Incorporation of the Company,
         incorporated by reference to Exhibit 3(a) to the Company's
         Report on Form 10-Q for the fiscal quarter ended February,
         28, 1997.                                                                 -

3(b)     By-Laws of the Company incorporated by reference to Amended
         Exhibit 3(b) of Amendment No. 3 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-23084), filed
         September 23, 1988.                                                       -

3(c)     Certificate of Amendment of the Restated Certificate of
         Incorporation of Lindsay Manufacturing Co. dated February 7,
         1997, incorporated by reference to Exhibit 3(b) to the
         Company's Report on Form 10-Q for the fiscal quarter ended
         February 28, 1997.                                                        -

4(a)     Specimen Form of Common Stock Certificate incorporated by
         reference to Exhibit 4 of Amendment No. 3 to the Company's
         Registration Statement on Form S-1 (Registration No. 33-23084),
         filed September 23, 1988.                                                 -

10(a)    Insurance, Liability and Indemnity Agreement between
         DEKALB Energy Company and the Company, dated October 19, 1988, incorporated by reference to Exhibit 10(c) of the Company's
         Annual Report on Form 10-K for the fiscal year ended August
         31, 1988.                                                                 -

10(b)    Employment Agreement between the Company and Gary D. Parker,
         effective September 1, 1997.                                            16-28


10(c)    Indemnification Agreement between the Company and its
         directors and officers, dated October 10, 1988, incorporated by reference to Exhibit 10(f) of the Company's Annual Report
         on Form 10-K for the fiscal year ended August 31, 1988.                   -

10(d)    Lindsay Manufacturing Co. Long-Term Incentive Plan,
         incorporated by reference to amended Exhibit 10(h) of
         Amendment No. 3 to the Company's Registration Statement
         on Form S-1 (Registration No. 33-23084), filed September
         23, 1988.                                                                 -

10(e)    Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration
         Statement on Form S-1 (Registration No. 33-23084), filed
         July 15, 1988.                                                            -

                               a(3) EXHIBIT INDEX


                                                                         Sequential
Exhibit                                                                        Page
Number                        Description                                    Number
-------                     ----------------                             ----------
10(f)    Lindsay Manufacturing Co. 1991 Long-Term Incentive Plan,
         incorporated by reference to Exhibit 10(h) of the Company's
         Annual Report on Form 10-K for the fiscal year ended August
         31, 1992.                                                                -

10(g)    Employment Agreement between the Company and Bruce C. Karsk,
         Eduardo R. Enriquez, Clifford P. Loseke, Charles H. Meis, and
         Robert S. Snoozy, effective September 1, 1997.                       29-36

10(h)    Lindsay Manufacturing Co. Supplemental Retirement Plan,
         incorporated by reference to Exhibit 10(j) of the Company's
         Annual Report on Form 10K for the fiscal year ended August 31,
         1994.                                                                    -


11       Statement re Computation of Per Share Earnings.                         37

13       Lindsay Manufacturing Co. 1997 Annual Report to Stockholders.        38-65

21       Subsidiaries of the Company, incorporated by reference to Exhibit
         22 of the Company's Annual Report on Form 10-K for the fiscal year
         ended August 31, 1988.                                                   -

23       Consent of Coopers & Lybrand L.L.P.                                     66

24(a)    The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K,
         Quarterly Report on Form 10-Q and Notification of Late Filing on Form
         12b-25 on behalf of each other and certain directors.                   67

27       Financial Data Schedule                                                 68


(b) Reports on Form 8-K

    The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LINDSAY MANUFACTURING CO.


                                   By:    Bruce C. Karsk
                                      ----------------------------------
                                   Name:  Bruce C. Karsk
                                        --------------------------------
                                   Title: Vice President-Finance, Treasurer
                                          and Secretary; Principal Financial
                                          and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of November, 1997.


    Gary D. Parker        (1)  Chairman, President and Chief Executive Officer
  ---------------------------
    Gary D. Parker


    Bruce C. Karsk             Vice President - Finance, Treasurer and
  ---------------------------
    Bruce C. Karsk             Secretary; Principal Financial and Accounting
                               Officer


    Ralph J. Kroenke           Controller
  ---------------------------
    Ralph J. Kroenke


    Vaughn L. Beals, Jr.  (1)  Director
  ---------------------------
    Vaughn L. Beals, Jr.


    Howard G. Buffett     (1)  Director
  ---------------------------
    Howard G. Buffett


    John W. Croghan       (1)  Director
  ---------------------------
    John W. Croghan



    George W. Plossl      (1)  Director
  ---------------------------
    George W. Plossl


(1) By: Bruce C. Karsk
       ----------------------------------
        Bruce C. Karsk, Attorney-In-Fact.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lindsay
Manufacturing Co.

Our report on the consolidated financial statements of Lindsay Manufacturing Co. is incorporated by reference to this Form 10-K from page 16 of the Fiscal 1997 Annual Report to Stockholders of Lindsay Manufacturing Co. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedules on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                            COOPERS & LYBRAND L.L.P.




Omaha, Nebraska
October 2, 1997

                           Lindsay Manufacturing Co.
               SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS
                  Years ended August 31, 1997, 1996 and 1995
                            (Dollars in thousands)
                            ----------------------

                 Column A                        Column B              Column C              Column D          Column E
                 --------                        --------     ------------------------       --------          --------
                                                                      Additions
                                                              ------------------------
                                                 Balance at   Charged to    Charged to                         Balance at
                                                 Beginning    Costs and       Other                            End
                Description                      of Period     Expenses      Accounts         Deductions       of Period
                -----------                      ---------     --------     ----------        ----------       ---------
Year ended August 31, 1997:
  Deducted in the balance sheet from the
   assets to which they apply:
   - Allowance for doubtful accounts            $     723    $        60    $      0        $      40  (a)    $     743
                                                =========    ===========    ========        =========         =========
   - Allowance for inventory obsolescence       $     690    $         3    $      0        $      24  (b)    $     669
                                                =========    ===========    ========        =========         =========
Year ended August 31, 1996:
  Deducted in the balance sheet from the
   assets to which they apply:
   - Allowance for doubtful accounts            $     573    $       260    $      0        $     110  (a)    $     723
                                                =========    ===========    ========        =========         =========
   - Allowance for inventory obsolescence       $     672    $        89    $      0        $      71  (b)    $     690
                                                =========    ===========    ========        =========         =========
Year ended August 31, 1995:
  Deducted in the balance sheet from the
   assets to which they apply:
   - Allowance for doubtful accounts            $     513    $        60    $      0        $       0  (a)    $     573
                                                =========    ===========    ========        =========         =========
   - Allowance for inventory obsolescence       $     760    $         0    $     13        $     101  (b)    $     672
                                                =========    ===========    ========        =========         =========

-------------------------------------------
Notes:
      (a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.
      (b) Deductions consist of obsolete items sold or scrapped.