Form 10-Q
period 1997-11-30
LINDSAY MANUFACTURING CO
filed 1997-12-30
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)

      [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 1997 OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

             Commission File Number: 0-17116


                            Lindsay Manufacturing Co.
--------------------------------------------------------------------------------
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

                                Yes [X]   No [ ]


Common Stock, $1.00 par value                           9,343,856
-----------------------------             -----------------------------------
      Title of Class                      Outstanding as of December 18, 1997

Exhibit index is located on page 2.

Total number of pages 19.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                                     Page No.
                                                                     --------

Part I - Financial Information

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets, November 30, 1997 and 1996
        and August 31, 1997                                             3

        Consolidated Statements of Operations for the three
        months ended November 30, 1997 and 1996                         4

        Consolidated Statements of Cash Flows for the three
        months ended November 30, 1997 and 1996                         5

        Notes to Consolidated Financial Statements                    6-8

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Position                            9-12

     Item 3.  Quantitative and Qualitative Disclosures about
     Market Risks                                                      12

Part II - Other Information

     Item 1.  Legal Proceedings                                        13

     Item 6.  Exhibits and Reports on Form 8-K                         14


Signatures                                                             15


Exhibit Index

     4 - Specimen Form of Common Stock Certificate                   16-17

    11 - Statement re Computation of Per Share Earnings                 18

    27 - Financial Data Schedule                                        19

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                            Lindsay Manufacturing Co.
                           CONSOLIDATED BALANCE SHEETS
                 November 30, 1997 and 1996 and August 31, 1997
                       ($ in thousands, except par values)


                                                                           (Unaudited)         (Unaudited)
                                                                             November            November             August
                                                                               1997                1996                1997
ASSETS                                                                      ---------           ---------           ---------
Current assets:
  Cash and cash equivalents                                                 $   1,989           $   3,462           $   4,231
  Marketable securities                                                        12,389              19,319              12,077
  Receivables                                                                  19,307              27,728              18,900
  Inventories                                                                   9,297               9,084               9,995
  Deferred income taxes                                                         4,381               3,444               4,547
  Other current assets                                                            623                 824                  77
                                                                            ---------           ---------           ---------
    Total current assets                                                       47,986              63,861              49,827
Long-term marketable securities                                                49,809              28,868              45,802
Property, plant and equipment, net                                             11,283              10,019              11,294
Other noncurrent assets                                                         1,123               1,131               1,060
                                                                            ---------           ---------           ---------
Total assets                                                                $ 110,201           $ 103,879           $ 107,983
                                                                            =========           =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                                   $   6,257           $   7,589           $   4,993
  Other current liabilities                                                    14,376              14,335              14,337
  Current portion of capital lease obligation                                     150                   0                 149
                                                                            ---------           ---------           ---------
    Total current liabilities                                                  20,783              21,924              19,479
Other noncurrent liabilities                                                    1,057               1,108               1,274
Obligation under capital lease less current portion                               224                   0                 262
                                                                            ---------           ---------           ---------
Total liabilities                                                              22,064              23,032              21,015
                                                                            ---------           ---------           ---------
Contigencies

Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      November 1997 and 1996 and August 1997)
    Common stock, ($1 par value, 25,000,000 shares authorized,
      11,220,586, 7,341,236 and 11,203,256 shares issued in
      November 1997 and 1996 and August 1997                                   11,221               7,341              11,203
    Capital in excess of stated value                                           1,063               3,382                 450
    Retained earnings                                                         111,003              92,494             106,639
    Less treasury stock, (at cost, 1,876,730, 1,008,320 and
      1,794,030 shares in November 1997 and 1996 and August 1997)             (35,150)            (22,370)            (31,324)
                                                                            ---------           ---------           ---------
Total stockholders' equity                                                     88,137              80,847              86,968
                                                                            ---------           ---------           ---------
Total liabilities and stockholders' equity                                  $ 110,201           $ 103,879           $ 107,983
                                                                            =========           =========           =========


    The accompanying notes are an integral part of the financial statements.

                            Lindsay Manufacturing Co.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended November 30, 1997 and 1996
                   ($ in thousands, except per share amounts)
                                   (Unaudited)


                                                                            November       November
                                                                              1997           1996
                                                                           ----------     ----------

Operating revenues......................................................   $  37,448      $  39,467
Cost of operating revenues..............................................      27,891         30,003
                                                                           ----------     ----------
Gross profit............................................................       9,557          9,464
                                                                           ----------     ----------

Operating expenses:
  Selling expense.......................................................       1,272          1,033
  General and administrative expense....................................       1,855          1,756
  Engineering and research expense......................................         460            383
                                                                           ----------     ----------
Total operating expenses................................................       3,587          3,172
                                                                           ----------     ----------
Operating income........................................................       5,970          6,292
Interest income, net....................................................         791            774
Other income, net.......................................................         191              7
                                                                           ----------     ----------
Earnings before income taxes............................................       6,952          7,073
Income tax provision....................................................       2,260          2,264
                                                                           ----------     ----------
Net earnings............................................................   $   4,692      $   4,809
                                                                           ==========     ==========


Net earnings per share..................................................   $    0.48      $    0.48
                                                                           ==========     ==========


Cash dividends per share................................................   $   0.035      $   0.033
                                                                           ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended November 30, 1997 and 1996
                                ($ in thousands)
                                   (Unaudited)


                                                                              November     November
                                                                                1997         1996
                                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................   $   4,692    $   4,809
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation and amortization.......................................         554          455
      Amortization of marketable securities premiums, net.................          38           68
      (Gain) loss on sale of fixed assets.................................         (12)           1
      Provision for uncollectible accounts receivable.....................           0           15
      Deferred income taxes...............................................         166          (75)

   Changes in assets and liabilities:
      Receivables.........................................................        (407)      (7,615)
      Inventories.........................................................         698       (1,284)
      Other current assets................................................        (546)        (554)
      Accounts payable....................................................       1,264        1,674
      Other current liabilities...........................................      (2,533)        (810)
      Current taxes payable...............................................       2,572        2,363
      Other noncurrent assets and liabilities.............................        (280)        (184)
                                                                             ----------   ----------
   Net cash flows provided by (used in) operating activities..............       6,206       (1,137)
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................        (543)        (799)
   Proceeds from sale of property, plant and equipment....................          12           15
   Purchases of marketable securities held-to-maturity....................      (6,572)      (1,226)
   Proceeds from maturities of marketable securities held-to-maturity.....       2,215        5,043
                                                                             ----------   ----------
   Net cash flows (used in) provided by investing activities..............      (4,888)       3,033
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation......................         (37)           0
   Proceeds from issuance of common stock under stock option plan.........         631          443
   Dividends paid.........................................................        (328)        (317)
   Purchases of treasury stock............................................      (3,826)        (922)
                                                                             ----------   ----------
   Net cash flows used in financing activities............................      (3,560)        (796)
                                                                             ----------   ----------
   Net (decrease) increase in cash and cash equivalents...................      (2,242)       1,100
   Cash and cash equivalents, beginning of period.........................       4,231        2,362
                                                                             ----------   ----------
   Cash and cash equivalents, end of period...............................   $   1,989    $   3,462
                                                                             ==========   ==========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $       2    $       7
   Interest paid..........................................................   $      25    $       0


    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 1997 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At November 30, 1997, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in marketable securities at November 30, 1997. Investments in the held-to-maturity category are included in marketable securities ($12.4 million) and long-term marketable securities ($49.8 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $62.2 million, $0.4 million, $0.0 million, and $62.6 million, respectively. There have not been any sales of held-to-maturity securities during the first quarter of fiscal 1998. In the held-to-maturity category, $12.4 million in securities mature within one year and $49.8 million have maturities ranging from one to three and two-thirds years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                         (in thousands)
                                              --------------------------------------
                                              November       November        August
                                                1997           1996           1997
                                              --------       --------       --------
Total manufactured goods
   First-in, first-out inventory              $ 13,344       $ 13,845       $ 14,164
   LIFO reserves                                (3,380)        (4,073)        (3,500)
   Obsolescence reserve                           (667)          (688)          (669)
                                              --------       --------       --------
Total inventories                             $  9,297       $  9,084       $  9,995
                                              ========       ========       ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          November     November      August
                                            1997         1996         1997
                                          --------     --------      ------
Raw materials                                19%          16%          19%
Work in process                               6%           8%           6%
Purchased parts                              30%          32%          30%
Finished goods                               45%          44%          45%

4. Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                         (in thousands)
                                              --------------------------------------
                                              November       November        August
                                                1997           1996           1997
                                              --------       --------       --------
Plant and equipment:
  Land                                        $     70       $     70       $     70
  Buildings                                      5,033          4,757          5,033
  Equipment                                     23,715         22,542         23,769
  Other                                          2,673          2,625          2,135
Capital lease:
  Equipment                                        458              0            458
                                              --------       --------       --------
Total plant, equipment & capital lease          31,949         29,994         31,465
Accumulated depreciation & amortization:
  Plant and equipment                          (20,631)       (19,975)       (20,145)
  Capital lease                                    (35)             0            (26)
                                              --------       --------       --------
Property, plant and equipment, net            $ 11,283       $ 10,019       $ 11,294
                                              ========       ========       ========

5.  Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. During fiscal 1996, Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believes that its insurer should cover the costs of certain remediation costs. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


5.  Contingencies - Continued
reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. In July 1997, the United States Court of Appeals reversed the judgment of $2.4 million and remanded the case to the district court for further proceedings. The Company has not made a provision for the previously reimbursed remediation costs. In the opinion of management, an unfavorable outcome with respect to any or all of these matters will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

6.  Net Earnings Per Share
Primary net earnings per share are calculated by dividing the earnings by the weighted average number of common and common equivalent (stock options) shares outstanding of 9,854,473 and 10,091,094 for the three months ended November 30, 1997 and 1996, respectively. The difference between shares for primary and fully diluted earnings per share was not significant in any period.

7.  Stock Split
On February 7, 1997, the Board of Directors declared a three-for-two split of Lindsay's common stock effective March 10, 1997 to stockholders of record on March 3, 1997. Accordingly, the average number of shares outstanding and per share information have been adjusted to reflect the stock split.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table provides highlights for the first quarter of fiscal year 1998 compared with the first quarter of fiscal year 1997.

                                       For The Three Months Ended
                                   ------------------------------------
                                                               Percent
                                   -----------------------     Increase
($ in thousands)                   11/30/97       11/30/96    (Decrease)
----------------                   --------       --------    ----------
Consolidated
Operating Revenues ..............  $ 37,448       $ 39,467         (5.1)%
Cost of Operating Revenues ......  $ 27,891       $ 30,003         (7.0)
Gross Profit ....................  $  9,557       $  9,464          1.0
Gross Margin ....................      25.5%           24.0%
Selling, Eng. & Research, and
  G&A Expense ...................  $  3,587       $  3,172         13.1
Operating Income ................  $  5,970       $  6,292         (5.1)
Operating Margin ................      15.9%          15.9%
Interest Income, net ............  $    791       $    774          2.2
Other Income, net ...............  $    191       $      7          N/A
Income Tax Provision ............  $  2,260       $  2,264          (.2)
Effective Income Tax Rate .......      32.5%          32.0%
Net Earnings ....................  $  4,692       $  4,809         (2.4)%

As the above table displays, operating revenues for the three month period ended November 30, 1997, were 5.1 percent ($2.0 million) lower than the first quarter of fiscal 1997. This decrease was the net result of 3 percent ($0.7 million) reduction in U.S. irrigation equipment revenues, a 20 percent ($1.9 million) reduction in export irrigation equipment revenues and a 9 percent ($0.6 million) increase in diversified products and other revenues.

During the first quarter of fiscal 1998 Lindsay restricted the availability of and shipped fewer units under its "floor plan" marketing program as compared to the first quarter of fiscal 1997. The "floor plan" marketing program is a deferred payment program that encourages Lindsay's dealers in the United States to purchase and take delivery of center pivots before the peak selling season of January through May. Lindsay believes that during the past two years it has expanded manufacturing capacity and efficiency through automation to a point that allows the Company to reduce its use of the "floor plan" program without negatively impacting irrigation system deliveries during the peak U.S. selling season.

Export irrigation equipment revenue for the first quarter of fiscal 1998 was negatively impacted by lower sales to our irrigation equipment dealers in the Latin American market due to above average precipitation - particularly in Argentina. Sales to the Australian, South African, and Western European markets each expanded modestly during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

Lindsay believes that the long term demand drivers of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place both in the U.S. and in its markets outside of the U.S.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)


The increase in diversified products and other revenue during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was due to an increase of outsource manufacturing and other revenues partially offset by a reduction in large diameter steel tubing revenues.

Gross margin for the three months ended November 30, 1997, was 25.5 percent, up from 24.0 percent of the prior year's comparable period. First quarter gross margin benefited from the reduction in floor plan unit shipments to the domestic market as discussed above, strong manufacturing efficiencies and stable raw material costs.

First quarter fiscal 1998's selling, general and administrative and engineering and research expenses, in total, increased 13.1 percent from the prior year's comparative period. Higher product advertising costs and wage and employee benefit costs accounted for the majority of the increase.

The effective tax rate for the first quarter of fiscal 1998 was 32.5 percent as compared to 32.0 percent for the comparative period of fiscal 1997. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 36.7 percent.

FINANCIAL POSITION AND LIQUIDITY

The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and cash dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations of $6.2 million for the first three months of fiscal 1998 compared to cash flows used in operations of $1.1 million for the first three months of fiscal 1997. The increase in cash flows provided by operating activities in fiscal 1998 was primarily due to net earnings of $4.7 million. Fiscal 1997 cash flows used in operating activities was principally due to increased receivables of $7.6 million, partially offset by net earnings of $4.8 million.

Receivables of $19.3 million at November 30, 1997 were comparable to $18.9 million at August 31, 1997 and decreased $8.4 million from $27.7 million at November 30, 1996, due to the lower level of sales and marketing programs that offered extended payment terms to our dealers and customers. Inventories at November 30, 1997 totaled $9.3 million, lower than their $10.0 million balance at August 31, 1997 and higher than their $9.1 million balance at November 30, 1996.

Current liabilities of $20.8 million at November 30, 1997 are comparable to their $19.5 million balance at August 31, 1997 and $21.9 million balance at November 30, 1996. The increase from August 31, 1997 is principally due to increased trade payables and higher accruals for taxes payable partially offset by lower accruals for payroll and vacation pay. The decrease from November 30, 1996 is primarily due to decreased trade payables.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)


FINANCIAL POSITION AND LIQUIDITY - Continued

Cash flows used in investing activities of $4.9 million for the first three months of fiscal 1998 compared to cash flows provided by investing activities of $3.0 million for the first three months of fiscal 1997. The cash flows used in investing activities in fiscal 1998 was attributable to purchases of marketable securities and capital expenditures, partially offset by proceeds from marketable securities. Fiscal 1997 cash flows provided by investing activities was primarily due to proceeds from marketable securities, partially offset by purchases of marketable securities and capital expenditures.

Lindsay's cash and short-term marketable securities totaled $14.4 million at November 30, 1997, as compared to $16.3 million at August 31, 1997, and $22.8 million at November 30, 1996. At November 30, 1997, Lindsay had $49.8 million invested in long-term marketable securities which represent intermediate term (one to three and two-thirds year maturities) municipal debt, as compared to $45.8 million at August 31, 1997 and from $28.9 million at November 30, 1996.

Cash flows used in financing activities of $3.6 million for the first three months of fiscal 1998 increased from $0.8 million for the first three months of fiscal 1997 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the company's stock option plan.

Lindsay's equity increased to $88.1 million at November 30, 1997 from $87.0 million at August 31, 1997, due to its net earnings of $4.7 million, less $3.8 million used to repurchase 82,700 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.6 million from the issuance of 17,330 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.3 million. Lindsay's equity at November 30, 1996 was $80.8 million.

Capital expenditures totaling $543,000 for the first quarter of 1998 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its fiscal 1998 capital expenditures to total approximately $3.5 to $4.0 million which will be used primarily to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

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

Approximately 22 and 26 percent of Lindsay's operating revenues for the first quarter of 1998 and 1997 respectively, were generated from export sales. For the full year of 1997, approximately 20 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. The statement will be effective beginning in the Company's second quarter ending February 28, 1998, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. The impact of implementation of SFAS No. 128 is not expected to be material.

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during fiscal 1995. The balance sheet reserve for this remediation was $0.3 million at November 30, 1997 and August 31, 1997.

Lindsay believes that the current reserve is sufficient to cover the estimated cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. Lindsay believes that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. However, Lindsay and the insurer are in litigation over the extent of the insurance coverage. In 1987, the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. In July 1997, the United States Court of Appeals reversed the judgment of $2.4 million and remanded the case to the district court for further proceedings. The Company has not made a provision for the previously reimbursed remediation costs. If the EPA or the NDEC require remediation which is in addition to or different from the current plan and depending on the success of Lindsay's litigation against the insurer, this reserve could increase or decrease depending on the nature of the change in events.

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

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

     4  - Specimen Form of Common Stock Certificate

     11 - Statement re Computation of Per Share Earnings.

     27 - Financial Data Schedule.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended November 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.






Date: December 23, 1997                       Bruce C. Karsk
      -----------------            -------------------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: December 23, 1997                      Ralph J. Kroenke
      -----------------            -------------------------------------
                                             Ralph J. Kroenke
                                                Controller