Form 10-Q
period 1998-02-28
LINDSAY MANUFACTURING CO
filed 1998-03-20
CIK 836157

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   ________

                                  FORM 10-Q

  (MARK ONE)
      x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---------              SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1998 OR

  _________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                                        Yes  X   No
                                                            ---     ---

Common Stock, $1.00 par value                            9,269,220
-----------------------------                --------------------------------
      Title of Class                         Outstanding as of March 19, 1998

Exhibit index is located on page 2.

Total number of pages 21.

           LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                    INDEX

                                                                       Page No.
                                                                       --------
Part I - Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets, February 28, 1998 and 1997
     and August 31, 1997                                                    3

     Consolidated Statements of Operations for the three
     months and six months ended February 28, 1998 and 1997                 4

     Consolidated Statements of Cash Flows for the six
     months ended February 28, 1998 and 1997                                5

     Notes to Consolidated Financial Statements                           6-8

     Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Position                        9-12

     Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk                                                           12

Part II - Other Information

     Item 1.  Legal Proceedings                                            13

     Item 4.  Submission of Matters to a Vote of Security Holders          14

     Item 6.  Exhibits and Reports on Form 8-K                             14

Signatures                                                                 15


Exhibit Index

     10 (a) -  Lindsay Manufacturing Co., Executive Compensation        16-20
               Plan

     27     -  Financial Data Schedule                                     21

PART I.  FINANCIAL STATEMENTS
Item 1.  Financial Statements

                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
                February 28, 1998 and 1997 and August 31, 1997
                     ($ in thousands, except par values)

---------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)  (Unaudited)
                                                                      February     February      August
                                                                        1998         1997         1997
ASSETS                                                               ----------   ----------   ----------
Current assets:
  Cash and cash equivalents.......................................   $      67    $   2,141    $   4,231
  Marketable securities...........................................      11,197       15,060       12,077
  Receivables.....................................................      30,421       33,671       18,900
  Inventories.....................................................      10,779        9,882        9,995
  Deferred income taxes...........................................       4,281        3,426        4,547
  Other current assets............................................         471          659           77
                                                                     ----------   ----------   ----------
    Total current assets..........................................      57,216       64,839       49,827
Long-term marketable securities...................................      45,667       29,341       45,802
Property, plant and equipment, net................................      11,757       10,739       11,294
Other noncurrent assets...........................................       1,140        1,131        1,060
                                                                     ----------   ----------   ----------
Total assets......................................................   $ 115,780    $ 106,050    $ 107,983
                                                                     ==========   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.........................................   $  11,531    $   7,453    $   4,993
  Other current liabilities.......................................      12,789       12,529       14,337
  Current portion of capital lease obligation.....................         151            0          149
                                                                     ----------   ----------   ----------
    Total current liabilities.....................................      24,471       19,982       19,479
Other noncurrent liabilities......................................       1,139        1,198        1,274
Obligation under capital lease less current portion...............         186            0          262
                                                                     ----------   ----------   ----------
Total liabilities.................................................      25,796       21,180       21,015
                                                                     ----------   ----------   ----------
Contingencies

Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      February 1998 and 1997 and August 1997).....................
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 11,265,250, 11,182,625 and 11,203,256 shares
      issued in February 1998 and 1997 and August 1997)...........      11,265       11,183       11,203
    Capital in excess of stated value.............................       1,079            0          450
    Retained earnings.............................................     117,703       98,151      106,639
    Less treasury stock, (at cost, 1,996,030, 1,578,630 and
      1,794,030 shares in February 1998 and 1997 and August 1997).     (40,063)     (24,464)     (31,324)
                                                                     ----------   ----------   ----------
Total stockholders' equity........................................      89,984       84,870       86,968
                                                                     ----------   ----------   ----------
Total liabilities and stockholders' equity........................   $ 115,780    $ 106,050    $ 107,983
                                                                     ==========   ==========   ==========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and six months ended February 28, 1998 and 1997
                  ($ in thousands, except per share amounts)
                                 (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                       Three Months Ended                    Six Months Ended
                                                   ----------------------------        ------------------------------
                                                    February          February           February          February
                                                      1998              1997               1998              1997
                                                   -----------       -----------       ------------       -----------
Operating revenues..........................       $    49,708       $    45,693       $     87,156       $    85,160
Cost of operating revenues..................            35,853            33,942             63,744            63,945
                                                   -----------       -----------       ------------       -----------
Gross profit................................            13,855            11,751             23,412            21,215
                                                   -----------       -----------       ------------       -----------

Operating expenses:
  Selling expense...........................             1,386             1,266              2,658             2,299
  General and administrative expense........             2,218             1,989              4,073             3,745
  Engineering and research expense..........               409               373                869               756
                                                   -----------       -----------       ------------       -----------
Total operating expenses....................             4,013             3,628              7,600             6,800
                                                   -----------       -----------       ------------       -----------
Operating income............................             9,842             8,123             15,812            14,415
Interest income, net........................               767               674              1,558             1,448
Other income, net...........................                 2               166                193               173
                                                   -----------       -----------       ------------       -----------
Earnings before income taxes................            10,611             8,963             17,563            16,036
Income tax provision........................             3,448             2,867              5,708             5,131
                                                   -----------       -----------       ------------       -----------
Net earnings................................       $     7,163       $     6,096       $     11,855       $    10,905
                                                   ===========       ===========       ============       ===========

Average shares outstanding - Basic                   9,303,734         9,545,840          9,347,097         9,534,792
Net earnings per share - Basic..............      $       0.77       $      0.64       $       1.27       $      1.14
                                                  ============       ===========       ============       ===========

Average shares outstanding - Diluted                 9,738,910        10,068,263          9,797,027        10,079,679
Net earnings per share - Diluted............      $       0.74       $      0.61       $       1.21       $      1.08
                                                  ============       ===========       ============       ===========


Cash dividends per share....................      $      0.050       $     0.033        $     0.085       $     0.067
                                                  ============       ===========        ===========       ===========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended February 28, 1998 and 1997
                                (in thousands)
                                 (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                              February     February
                                                                                1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES                                         ----------   ----------
   Net earnings...........................................................   $  11,855    $  10,905
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation and amortization.......................................       1,113          990
      Amortization of marketable securities premiums, net.................          85          123
      Gain on sale of fixed assets........................................         (56)         (10)
      (Gain) on sale of marketable securities held-to-maturity............           0          (14)
      Provision for uncollectible accounts receivable.....................           0           30
      Deferred income taxes...............................................         266          (57)
   Changes in assets and liabilities:
      Receivables.........................................................     (11,521)     (13,573)
      Inventories.........................................................        (784)      (2,082)
      Other current assets................................................        (394)        (389)
      Accounts payable....................................................       6,538        1,538
      Other current liabilities...........................................      (2,573)      (1,085)
      Current taxes payable...............................................       1,025          832
      Other noncurrent assets and liabilities.............................        (215)         (94)
                                                                             ----------   ----------
   Net cash flows provided by (used in) operating activities..............       5,339       (2,886)
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................      (1,576)      (2,057)
   Proceeds from sale of property, plant and equipment....................          56           29
   Purchases of marketable securities held-to-maturity....................      (6,675)      (8,527)
   Proceeds from maturities of marketable securities held-to-maturity.....       7,605       16,089
                                                                             ----------   ----------
   Net cash flows (used in) provided by investing activities..............        (590)       5,534
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .....................         (74)           0
   Proceeds from issuance of common stock under stock option plan.........         691          787
   Three-for-two stock split fractional shares paid in cash...............           0           (2)
   Dividends paid.........................................................        (791)        (638)
   Purchases of treasury stock............................................      (8,739)      (3,016)
                                                                             ----------   ----------
   Net cash flows used in financing activities............................      (8,913)      (2,869)
                                                                             ----------   ----------
   Net decrease in cash and cash equivalents..............................      (4,164)        (221)
   Cash and cash equivalents, beginning of period.........................       4,231        2,362
                                                                             ----------   ----------
   Cash and cash equivalents, end of period...............................   $      67    $   2,141
                                                                             ==========   ==========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $   4,389    $   4,391
   Interest paid..........................................................   $      29    $       1


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

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At February 28, 1998, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in marketable securities at February 28, 1998. Investments in the held-to-maturity category are included in marketable securities ($11.2 million) and long-term marketable securities ($45.7 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $56.9 million, $0.0 million, $0.5 million, and $57.4 million, respectively. There have not been any sales of held-to-maturity securities for the first six months of Fiscal 1997. In the held-to-maturity category, $11.2 million in securities mature within one year and $45.7 million have maturities ranging from one to three and one-half years.

                          Lindsay Manufacturing Co.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1998         1997         1997
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $14,940      $14,774      $14,164
   LIFO reserves                           (3,499)      (4,211)      (3,500)
   Obsolescence reserve                    (  662)      (  681)      (  669)
                                         ----------   ----------   ----------
Total inventories                         $10,779      $ 9,882      $ 9,995
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          February     February      August
                                            1998         1997         1997
                                         ----------   ----------   ----------
Raw materials                                19%          16%          19%
Work in process                               6%           8%           6%
Purchased parts                              30%          32%          30%
Finished goods                               45%          44%          45%

4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1998         1997         1997
                                         ----------   ----------   ----------
Plant and equipment:
    Land                                   $    70      $    70      $    70
    Buildings                                5,118        4,825        5,033
    Equipment                               24,008       22,553       23,769
    Other                                    3,237        3,175        2,135
Capital lease:
    Equipment                                  458            0          458
                                          ----------   ----------   ----------
Total plant, equipment & capital lease      32,891       30,623       31,465
Accumulated depreciation & amortization:
    Plant and equipment                    (21,073)     (19,884)     (20,145)
    Capital lease                              (61)           0          (26)
                                          ----------   ----------   ----------
Property, plant and equipment, net        $ 11,757      $10,739      $11,294
                                          ==========   ==========   ==========

5. Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. During fiscal 1996, Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believes that its insurer should cover the costs of certain remediation costs. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of

                          Lindsay Manufacturing Co.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

5.  Contingencies - Continued
$2.4 million in favor of the insurer. In July 1997, the United States Court of Appeals reversed the judgment of $2.4 million and remanded the case to the district court for further proceedings. The Company has not made a provision for the previously reimbursed remediation costs. In the opinion of management, an unfavorable outcome with respect to any or all of these matters will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

6.  Net Earnings Per Share
The Company has adopted the Statement of Financial Accounts Standards ("SFAS") No. 128, "Earnings per Share" (SFAS No. 128). Primary and fully diluted earnings per share has been replaced with basic and diluted earnings per share. Diluted earnings per share takes into consideration outstanding shares plus the effect of common shares from options. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:

                                                                   (in thousands)
                                                 ----------------------------------------------------
                                                 Three Months Ended            Six  Months Ended
                                                 -----------------------       ----------------------
                                                 2/28/98        2/28/97        2/28/98        2/28/97
                                                 --------       --------       --------       -------
Numerator for basic and diluted earnings         $ 7,163        $ 6,096        $11,855        $10,905
per share - net earnings                         =======        =======        =======        =======

Denominator for basic earnings per share -
weighted average number of common shares
outstanding during the period.                     9,304          9,546          9,347          9,535

Incremental common shares attributable to
exercise of outstanding options                      435            522            450            545
                                                  ------         ------         ------         ------

Denominator for diluted earnings per share         9,739         10,068          9,797         10,080
                                                 =======        =======        =======        =======

Basic earnings per share                         $  0.77        $  0.64        $  1.27        $  1.14
                                                 =======        =======        =======        =======
Diluted earnings per share                       $  0.74        $  0.61        $  1.21        $  1.08
                                                 =======        =======        =======        =======


Options to purchase 53,000 shares of common stock at $42.25 per share were outstanding during the second quarter of fiscal year 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options expire on November 6, 2007.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and six month periods indicated of Fiscal Year 1998 as compared to the same periods of Fiscal Year 1997.

                                              Three Months Ended             Six  Months Ended
                                         ---------------------------   ----------------------------

                                                            Percent                       Percent
                                                            Increase                      Increase
($ in thousands)                         2/28/98  2/28/97  (Decrease)  2/28/98  2/28/97  (Decrease)
---------------------------------------------------------------------------------------------------
Consolidated
------------
  Operating Revenues ....................$49,708   $45,693     8.8%    $87,156    $85,160       2.3%
  Cost of Operating Revenues ............$35,853   $33,942     5.6     $63,744    $63,945      (0.3)
  Gross Profit ..........................$13,855   $11,751    17.9     $23,412    $21,215      10.4
  Gross Margin ...........................  27.9%     25.7%               26.9%      24.9%
  Selling, Eng. & Research, and
    G&A Expense .........................$ 4,013   $ 3,628    10.6     $ 7,600    $ 6,800      11.8
  Operating Income ......................$ 9,842   $ 8,123    21.2     $15,812    $14,415       9.7
  Operating Margin ......................   19.8%     17.8%               18.2%      16.9%
  Interest Income, net ..................$   767   $   674    13.8     $ 1,558    $ 1,448       7.6
  Other Income, net .....................$     2   $   166   (98.8)    $   193    $   173      11.6
  Income Tax Provision ..................$ 3,448   $ 2,867    20.3     $ 5,708    $ 5,131      11.2
  Effective Income Tax Rate .............   32.5%     32.0%               32.5%      32.0%
  Net Earnings...........................$ 7,163   $ 6,096    17.5%    $11,855    $10,905       8.7%


As the above table displays, operating revenues for the three month period ended February 28, 1998 increased 8.8 percent ($4.0 million) from the comparable period of the prior year. The increase in second quarter revenue was the net result of a 5 percent ($1.8 million) increase in domestic irrigation equipment revenues, a 47 percent ($2.0 million) increase in export irrigation equipment revenues and a 3 percent ($0.2 million) increase in diversified products and other revenues.

For the six month period ended February 28, 1998, operating revenues were up
2.3 percent ($2.0 million) from the comparable period of the prior year. U.S. irrigation equipment revenue was up 2 percent ($1.2 million), export irrigation equipment revenue was essentially equal to the comparable period of the prior year and diversified products and other revenues for the six month period were up 6 percent ($0.9 million).

Domestic irrigation equipment revenues for both the three and six month periods of fiscal 1998 continued to be favorably impacted by the long term demand drivers of continued farmer emphasis on conserving water, energy, and labor. Additionally, creative fall and winter sales and marketing programs and mild winter weather favorably impacted U.S. activity for the three and six month periods. Export irrigation equipment revenues for both the three and six month periods of fiscal 1998 benefited from increases in the Canadian, Australian, Western European and African markets partially offset by a slower Latin American market.

Diversified products and other revenues grew during both the three and six month periods of fiscal 1998 due to increased outsource manufacturing revenues partially offset by reduced revenues from sales of large diameter tubing.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

Gross margin for the three months ended February 28, 1998, as a percent of operating revenues, was 27.9 percent - up from 25.7 percent of the prior year's comparative period. For the six months ended February 28, 1998, gross margin as a percent of operating revenues was 26.9 percent as compared to 24.9 percent for the six months ended February 29, 1997. Strong demand for irrigation equipment in the U.S. market for both the three and six month periods resulted in a continued favorable pricing environment. Additionally, production efficiency increased during both the three and six month period of the current year and raw material costs were, in total, relatively stable.

Selling, general and administrative, and engineering and research expenses for the three month period ended February 28, 1998, were $4.0 million as compared to $3.6 million during the prior year's comparative period. For the six month period, fiscal 1998 selling, general and administrative, and engineering and research expenses totaled $7.6 million as compared to $6.8 million in fiscal 1997. Increased wage, salary and benefit costs (including group health insurance) and increased advertising and dealer promotion expenditures comprise the majority of the increased expenses for both the three and six month periods.

The effective tax rate for both the three month and six month periods ended February 28, 1998 was 32.5 perent. This compares to an effective tax rate of
32.0 percent for both the comparable three month and six month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 36.7 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations of $5.3 million for the first six months of fiscal 1998 compared to cash flows used in operations of $2.9 million for the first six months of fiscal 1997. The cash flows provided by operating activities in fiscal 1998 was primarily due to an increase in accounts payable and net earnings partially offset by increased receivables. Fiscal 1997 cash flows used in operating activities was principally due to an increase in receivables and inventories partially offset by net earnings and increased accounts payable.

Receivables of $30.4 million at February 28, 1998 increased $11.5 million from $18.9 million at August 31, 1997 and decreased $3.3 million from $33.7 million at February 28, 1997. The increase from August 31, 1997, was principally due to the higher level of North American irrigation equipment sales activity during February 1998 as compared to August 1997 and marketing programs that offered extended payment terms to our dealers and customers during the first and second quarters of fiscal 1998. The decrease from February 28, 1997, was primarily due to the lower level of sales and deliveries under a marketing program that offered deferred payment terms to our dealers. Inventories at

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)

February 28, 1998 totaled $10.8 million, higher than their $10.0 million balance at August 31, 1997 and $9.9 million balance at February 28, 1997. Inventory was increased to adequately service the higher level of sales activity the Company was projecting.

Current liabilities of $24.5 million at February 28, 1998 are higher than their $19.5 million balance at August 31, 1997 and their $20.0 million balance at February 28, 1997. The increase from August 31, 1997 is principally due to increased trade payables and a higher accrual for taxes payable partially offset by lower accruals for international dealer prepayments and payroll and vacation pay. The increase from February 28, 1997 is primarily due to increased trade payables and a higher accrual for payroll and vacation pay partially offset by a lower accrual for international dealer prepayments.

Cash flows used in investing activities of $0.6 million for the first six months of fiscal 1998 compared to $5.5 million provided by investing activities for the first six months of fiscal 1997 and for both periods was primarily attributable to proceeds from the maturity of marketable securities, partially offset by purchases of marketable securities and capital expenditures. Fiscal 1997 proceeds from the maturity of marketable securities was at a higher level than fiscal 1998.

Lindsay's cash and short-term marketable securities totaled $11.3 million at February 28, 1998, as compared to $16.3 million at August 31, 1997, and $17.2 million at February 28, 1997. At February 28, 1998, Lindsay had $45.7 million invested in long-term marketable securities which represent intermediate term (one to three and one-half year maturities) municipal debt. This is comparable to $45.8 million at August 31, 1997 and an increase from $29.3 million at February 28, 1997.

Cash flows used in financing activities of $8.9 million for the first six months of fiscal 1998 increased from $2.9 million for the first six months of fiscal 1997 and for both periods was primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance of common stock under Lindsay's employee stock option plan.

Lindsay's equity increased to $90.0 million at February 28, 1998 from $87.0 million at August 31, 1997, due to its net earnings of $11.8 million, less $8.7 million used to repurchase 202,000 shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.7 million from the issuance of 61,994 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.8 million. Lindsay's equity at February 28, 1997 was $84.9 million.

Capital expenditures totaling $1.6 million for the first six months of 1998 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its Fiscal 1998 capital expenditures to be approximately $3.5 to $4.0 million which will be used primarily to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchase of common stock.

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

OTHER FACTORS

Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural production, commodity prices, aggregate net farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, and regularity of rainfall.

Approximately 16 and 17 percent of Lindsay's operating revenues for the first six months of 1998 and 1997 respectively, were generated from export sales. For the full year of 1997, approximately 20 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Lindsay is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on Lindsay's consolidated results of operations, financial position or cash flows.





     ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In September 1990, the EPA issued its Record of Decision ("ROD") selecting a plan for completing the remediation of both contaminations. The selected plan implementation was delayed until finalization of the Consent Decree in April 1992. The final remediation plans were approved in 1993 and 1994 and the remediation plans were fully implemented during Fiscal 1995. The balance sheet reserve for this remediation was $0.2 million at February 28, 1998 and $0.3 million at August 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders
Lindsay's annual shareholder's meeting was held on January 23, 1998. The shareholders voted to elect two directors, to adopt the Company's executive compensation plan for certain awards to qualify as "performance-based compensation" not subject to the limitations on deductibility of executive compensation provided for in Section 162(m) of the Internal Revenue Code of 1986, and to ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year ending August 31, 1998. There were 9,346,356 shares of common stock entitled to vote at the meeting and a total of 8,891,065 shares (95.13%) were represented at the meeting.

1.  ELECTION OF DIRECTORS:                       FOR          WITHHOLD
      Howard G. Buffett                       8,843,713         47,352
      George W. Plossl                        8,749,319        141,746

2. EXECUTIVE COMPENSATION PLAN. Approval of the adoption of the Company's Executive Compensation Plan.
FOR - 8,727,686    AGAINST - 119,167   ABSTAIN - 44,212   BROKER NON-VOTE - 0

3. AUDITORS. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors for the fiscal year ended August 31, 1998
FOR - 8,860,346    AGAINST - 7,178     ABSTAIN - 23,541    BROKER NON-VOTE - 0

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits -
    4      -        Specimen Form of Common Stock Certificate incorporated by
                    reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997.
    10(a)  -        Lindsay Manufacturing Co. Executive Compensation Plan
    27     -        Financial Data Schedule
(b) Reports on Form 8-K -
    No Form 8-K was filed during the quarter ended February 28, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       LINDSAY MANUFACTURING CO.
                                       -------------------------




Date: March 19, 1998                           Bruce C. Karsk
                                       --------------------------------
                                               Bruce C. Karsk
                              Vice President - Finance, Treasurer and Secretary;
                                  Principal Financial and Accounting Officer





Date: March 19, 1998                           Ralph J. Kroenke
                                       --------------------------------
                                               Ralph J. Kroenke
                                                  Controller