Form 10-Q
period 1998-05-31
LINDSAY MANUFACTURING CO
filed 1998-06-25
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ---------

                                   FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 1998 OR

 -------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

             Commission File Number: 0-17116


                           Lindsay Manufacturing Co.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             47-0554096
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Box 156, East Highway 91, Lindsay, Nebraska                             68644
-------------------------------------------                          ----------
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

                                                   Yes  X   No
                                                      -----   -----

Common Stock, $1.00 par value                              13,874,404
-----------------------------                    ------------------------------
        Title of Class                           Outstanding as of June 19,1998

Exhibit index is located on page 2.

Total number of pages 15.

            LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                     INDEX


                                                                       Page No.
                                                                       --------
Part I - Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets, May 31, 1998 and 1997
     and August 31, 1997                                                 3

     Consolidated Statements of Operations for the three
     months and nine months ended May 31, 1998 and 1997                  4

     Consolidated Statements of Cash Flows for the nine
     months ended May 31, 1998 and 1997                                  5

     Notes to Consolidated Financial Statements                          6-8

     Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Position                                   9-12

     Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk                                                         12

Part II - Other Information

     Item 1.  Legal Proceedings                                          13-14


     Item 6.  Exhibits and Reports on Form 8-K                           14


Signatures                                                               15


Exhibit Index

     27 - Financial Data Schedule                                        16

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
                           Lindsay Manufacturing Co.
                          CONSOLIDATED BALANCE SHEETS
                   May 31, 1998 and 1997 and August 31, 1997
                      ($ in thousands, except par values)

------------------------------------------------------------------------------------------------
                                                               (Unaudited) (Unaudited)
                                                                    May        May      August
                                                                   1998       1997       1997
ASSETS                                                          ---------- ---------- ----------
Current assets:
  Cash and cash equivalents..................................   $  10,869  $   3,288  $   4,231
  Marketable securities......................................      15,025     16,564     12,077
  Receivables................................................      25,457     20,479     18,900
  Inventories................................................       8,737      9,719      9,995
  Deferred income taxes......................................       3,837      3,800      4,547
  Other current assets.......................................         269        639         77
                                                                ---------- ---------- ----------
    Total current assets.....................................      64,194     54,489     49,827
Long-term marketable securities..............................      40,459     37,591     45,802
Property, plant and equipment, net...........................      12,571     11,248     11,294
Other noncurrent assets......................................       1,143      1,131      1,060
                                                                ---------- ---------- ----------
Total assets.................................................   $ 118,367  $ 104,459  $ 107,983
                                                                ========== ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade....................................   $   4,654  $   4,662  $   4,993
  Other current liabilities..................................      13,859     13,431     14,337
  Current portion of capital lease obligation................         153          0        149
                                                                ---------- ---------- ----------
    Total current liabilities................................      18,666     18,093     19,479
Other noncurrent liabilities.................................       1,221      1,273      1,274
Obligation under capital lease less current portion..........         147          0        262
                                                                ---------- ---------- ----------
Total liabilities............................................      20,034     19,366     21,015
                                                                ---------- ---------- ----------
Contingencies

Stockholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      May 1998 and 1997 and August 1997)
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 16,982,068, 11,190,866 and 11,203,256 shares
      issued in May 1998 and 1997 and August 1997............      16,982     11,191     11,203
    Capital in excess of stated value........................           0         20        450
    Retained earnings........................................     121,414    103,874    106,639
    Less treasury stock, (at cost, 2,994,045, 1,753,030 and
      1,794,030 shares in May 1998 and 1997 and August 1997).     (40,063)   (29,992)   (31,324)
                                                                ---------- ---------- ----------
Total stockholders' equity...................................      98,333     85,093     86,968
                                                                ---------- ---------- ----------
Total liabilities and stockholders' equity...................   $ 118,367  $ 104,459  $ 107,983
                                                                ========== ========== ==========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and nine months ended May 31, 1998 and 1997
                   ($ in thousands, except per share amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                      Nine Months Ended
                                               ---------------------------------     -----------------------------------
                                                     May                May                May                  May
                                                    1998               1997               1998                 1997
                                               -------------     ---------------     --------------      ---------------

Operating revenues..........................   $     43,904      $       41,663      $     131,060       $      126,823
Cost of operating revenues..................         31,711              30,370             95,455               94,315
                                               -------------     ---------------     --------------      ---------------
Gross profit................................         12,193              11,293             35,605               32,508
                                               -------------     ---------------     --------------      ---------------

Operating expenses:
  Selling expense...........................          1,479               1,235              4,137                3,534
  General and administrative expense........          2,136               1,574              6,209                5,319
  Engineering and research expense..........            435                 361              1,304                1,117
                                               -------------     ---------------     --------------      ---------------
Total operating expenses....................          4,050               3,170             11,650                9,970
                                               -------------     ---------------     --------------      ---------------
Operating income............................          8,143               8,123             23,955               22,538
Interest income, net........................            784                 724              2,342                2,172
Other income, net...........................          4,107                  55              4,300                  228
                                               -------------     ---------------     --------------      ---------------
Earnings before income taxes................         13,034               8,902             30,597               24,938
Income tax provision........................          4,237               2,849              9,945                7,980
                                               -------------     ---------------     --------------      ---------------
Net earnings................................   $      8,797      $        6,053      $      20,652       $       16,958
                                               =============     ===============     ==============      ===============

Average shares outstanding - Basic               13,946,190          14,240,724         13,995,827           14,281,700
Net earnings per share - Basic..............   $       0.63      $         0.43      $        1.48       $         1.19
                                               =============     ===============     ==============      ===============

Average shares outstanding - Diluted             14,554,704          14,890,404         14,648,595           15,043,146
Net earnings per share - Diluted............   $       0.60      $         0.41      $        1.41       $         1.13
                                               =============     ===============     ==============      ===============


Cash dividends per share....................   $      0.033      $        0.023      $       0.090       $        0.068
                                               =============     ===============     ==============      ===============

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1998 and 1997
                                ($ in thousands)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                                 May          May
                                                                                1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES                                         ----------   ----------
   Net earnings...........................................................   $  20,652    $  16,958
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................       1,695        1,496
      Amortization of marketable securities premiums, net.................         131          171
      (Gain) on sale of fixed assets......................................        (145)         (57)
      (Gain) on maturities of marketable securities held-to-maturity......          (1)         (14)
      Provision for uncollectible accounts receivable.....................           0           45
      Deferred income taxes...............................................         710         (431)
   Changes in assets and liabilities:
      Receivables.........................................................      (6,557)        (396)
      Inventories.........................................................       1,258       (1,919)
      Other current assets................................................        (192)        (369)
      Accounts payable....................................................        (339)      (1,253)
      Other current liabilities...........................................      (2,047)         222
      Current taxes payable...............................................       1,569          427
      Other noncurrent assets and liabilities.............................        (136)         (19)
                                                                             ----------   ----------
   Net cash flow provided by operating activities.........................      16,598       14,861
                                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................      (2,984)      (3,073)
   Proceeds from sale of property, plant and equipment....................         157           77
   Purchases of marketable securities held-to-maturity....................      (6,675)     (18,329)
   Proceeds from maturities of marketable securities held-to-maturity.....       8,940       16,089
                                                                             ----------   ----------
   Net cash flow used in investing activities.............................        (562)      (5,236)
                                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation......................        (111)           0
   Proceeds from issuance of common stock under stock option plan.........         708          815
   Three-for-two stock split fractional shares paid in cash...............           0           (2)
   Dividends paid.........................................................      (1,256)        (968)
   Purchases of treasury stock............................................      (8,739)      (8,544)
                                                                             ----------   ----------
   Net cash flow used in financing activities.............................      (9,398)      (8,699)
                                                                             ----------   ----------
   Net increase in cash and cash equivalents..............................       6,638          926
   Cash and cash equivalents, beginning of period.........................       4,231        2,362
                                                                             ----------   ----------
   Cash and cash equivalents, end of period...............................   $  10,869    $   3,288
                                                                             ==========   ==========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $   7,652    $   7,942
   Interest paid..........................................................   $      39    $       1

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (the "Company" or "Lindsay") August 31, 1997 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At May 31, 1998, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Investments in the held-to-maturity category are carried at amortized cost. Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of stockholders' equity. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

There are no investments in the available-for-sale category included in marketable securities at May 31, 1998. Investments in the held-to-maturity category are included in marketable securities ($15.0 million) and long-term marketable securities ($40.5 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $55.5 million, $0.4 million, $0.0 million, and $55.9 million, respectively. There have not been any sales of held-to-maturity securities for the first nine months of Fiscal 1998. In the held-to-maturity category, $15.0 million in securities mature within one year and $40.5 million have maturities ranging from one to three and one-fourth years.

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                      (in thousands)
                                          ------------------------------------
                                             May          May         August
                                             1998         1997         1997
                                          ----------   ----------   ----------
Total manufactured goods
     First-in, first-out inventory          $12,960      $14,582      $14,164

     LIFO reserves                           (3,577)      (4,185)      (3,500)

     Obsolescence reserve                      (646)        (678)        (669)
                                          ----------   ----------   ----------
Total inventories                           $ 8,737      $ 9,719      $ 9,995
                                          ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                             May          May         August
                                             1998         1997         1997
                                          ----------   ----------   ----------
Raw materials                                 19%          16%          19%
Work in process                                6%           8%           6%
Purchased parts                               30%          32%          30%
Finished goods                                45%          44%          45%

4.  Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                      (in thousands)
                                          ------------------------------------
                                             May          May         August
                                             1998         1997         1997
                                          ----------   ----------   ----------
Plant and equipment:
     Land                                   $    70      $    70      $    70
     Buildings                                5,113        4,945        5,033
     Equipment                               24,387       22,782       23,769
     Other                                    3,938        3,301        2,135
Capital lease:
     Equipment                                  458            0          458
                                          ----------   ----------   ----------
Total plant, equipment & capital lease       33,966       31,098       31,465
Accumulated depreciation & amortization:
     Plant and equipment                    (21,308)     (19,850)     (20,145)
     Capital lease                              (87)           0          (26)
                                          ----------   ----------   ----------
Property, plant and equipment, net          $12,571      $11,248      $11,294
                                          ==========   ==========   ==========

5.  Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows. During fiscal 1996,

                           Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Contingencies - continued
Lindsay substantially completed certain environmental remediation efforts at its manufacturing facility. Lindsay believed that its insurer should cover the costs of certain remediation costs. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995 the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. In July 1997, the United States Court of Appeals reversed the judgment of $2.4 million and remanded the case to the district court for further proceedings. In May 1998 the Company reached an agreement to settle this litigation with an insurer for $4.0 million which is included in other income.

6.  Net Earnings Per Share
The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS No. 128). Primary and fully diluted earnings per share has been replaced with basic and diluted earnings per share. Diluted earnings per share takes into consideration outstanding shares plus the effect of common shares from options. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:

                                                                        (in thousands)
                                                     ----------------------------------------------------
                                                     Three Months Ended            Nine  Months Ended
                                                     ----------------------        ----------------------
                                                     5/31/98        5/31/97        5/31/98        5/31/97
                                                     -------        -------        -------        -------
Numerator for basic and diluted earnings             $ 8,797        $ 6,053        $20,652        $16,958
per share - net earnings                             =======        =======        =======        =======

Denominator for basic earnings per share -
weighted average number of common shares
outstanding during the period.                        13,946         14,241         13,996         14,282

Incremental common shares attributable to
exercise of outstanding options                          609            649            653            761
                                                     -------        -------        -------        -------

Denominator for diluted earnings per share            14,555         14,890         14,649         15,043
                                                     =======        =======        =======        =======

Basic earnings per share                             $  0.63        $  0.43        $  1.48        $  1.19
                                                     =======        =======        =======        =======
Diluted earnings per share                           $  0.60        $  0.41        $  1.41        $  1.13
                                                     =======        =======        =======        =======

7. Stock Split
On May 6, 1998, the Board of Directors declared a three-for-two split of Lindsay's common stock effective June 15, 1998, to stockholders of record on June 5, 1998. Accordingly, the average number of shares outstanding and per share information have been adjusted to reflect the stock split.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and nine month periods indicated of Fiscal Year 1998 as compared to the same periods of Fiscal Year 1997.

                                                  Three Months Ended             Nine Months Ended
                                             ----------------------------  -----------------------------
                                                                Percent                        Percent
                                                                Increase                       Increase
($ in thousands)                             5/31/98  5/31/97  (Decrease)  5/31/98   5/31/97  (Decrease)
--------------------------------------------------------------------------------------------------------
Consolidated
------------
     Operating Revenues .....................$43,904  $41,663     5.4%     $131,060  $126,823     3.3%
     Cost of Operating Revenues .............$31,711  $30,370     4.4      $ 95,455  $ 94,315     1.2
     Gross Profit ...........................$12,193  $11,293     8.0      $ 35,605  $ 32,508     9.5
     Gross Margin ...........................   27.8%    27.1%                 27.2%     25.6%
     Selling, Eng. & Research, and
       G&A Expense ..........................$ 4,050  $ 3,170    27.8      $ 11,650  $  9,970    16.9
     Operating Income .......................$ 8,143  $ 8,123     0.2      $ 23,955  $ 22,538     6.3
     Operating Margin .......................   18.6%    19.5%                 18.3%     17.8%
     Interest Income, net ...................$   784  $   724     8.3      $  2,342  $  2,172     7.8
     Other Income, net ......................$ 4,107  $    55     N/A      $  4,300  $    228     N/A
     Income Tax Provision ...................$ 4,237  $ 2,849    48.7      $  9,945  $  7,980    24.6
     Effective Income Tax Rate ..............   32.5%    32.0%                 32.5%     32.0%
     Net Earnings............................$ 8,797  $ 6,053    45.3%     $ 20,652  $ 16,958    21.8%

As the above table displays, operating revenues for the three month period ended May 31, 1998, increased 5.4 percent ($2.2 million) from the comparable period of the prior year. The increase in third quarter revenue was the net result of a 15 percent ($3.7 million) increase in domestic irrigation equipment revenues, a 7 percent ($0.5 million) decrease in export irrigation euqipment revenues and a 11 percent ($0.9 million) decrease in diversified products and other revenues.

For the nine month period ended May 31, 1998, operating revenues were up 3.3 percent ($4.2 million) from the comparable period of the prior year. U.S. irrigation equipment revenue was up 6 percent ($4.9 million), diversified products and other revenue was essentially equal to the comparable period of the prior year and export irrigation equipment revenues for the nine month period were down 3 percent ($0.6 million).

Domestic irrigation equipment revenues for both the three and nine month periods of fiscal 1998 continued to be favorably impacted by the long term demand drivers of farmer emphasis on conserving water, energy, and labor. Generally low equipment financing interest rates and rising farm land values have been additional positive factors for ongoing demand for center pivot and lateral move irrigation equipment in the U.S. We believe that current agricultural commodity prices and the outlook for continued low agricultural prices for 1998 and early 1999 (particularly for corn, wheat and soybeans) have had a negative influence on demand.

In export irrigation equipment, revenue increases from the Canadian, South and Central African, Australian, and Middle Eastern markets during both the three and nine month periods were more than offset by lower revenues from the Mexican and Latin American and Western European markets as compared to the prior year's comparative periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

The decline in diversified products and other revenues during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 was due to reduced activity in both outsource manufacturing and large diameter steel tubing sales. For the nine month period, an increase in outsource manufacturing revenues was essentially offset by a reduction in large diameter steel tubing revenues.

Gross margin for the three months ended May 31, 1998, as a percent of operating revenues, was 27.8 percent - up from 27.1 percent of the prior year's comparative period. For the nine months ended May 31, 1998, gross margin as a percent of operating revenues was 27.2 percent as compared to 25.6 percent for the nine months ended May 31, 1997. Demand for irrigation equipment in the U.S. market for both the three and nine months periods resulted in a continued favorable pricing environment. Additionally, increased automation resulted in improved productivity during both the three and nine month periods of the current year. Raw material costs, in total, continued to be relatively stable.

Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 1998, were $4.1 million as compared to $3.2 million during the prior year's comparative period. For the nine month period, fiscal 1998 selling, general and administrative, and engineering and research expenses totaled $11.7 million as compared to $10.0 million in fiscal 1997. Increased wage, salary and benefit costs (including group health insurance) and increased advertising and dealer promotion expenditures comprise the majority of the increased expenses for both the three and nine month periods.

Third quarter fiscal year 1998 "Other Income" of $4.1 million includes income of $4.0 million due to an agreement the Company reached with an insurer to settle litigation which Lindsay initiated in 1990 concerning coverage issues. Third quarter fiscal 1998 interest income of $0.8 million versus $0.7 million for the third quarter of fiscal 1997 and $2.3 million year-to-date fiscal 1998 versus $2.2 million year-to-date fiscal 1997 is primarily derived from our investments in short and medium term municipal bonds.

The effective tax rate for both the three month and nine month periods ended May 31, 1998 was 32.5 percent. This compares to an effective tax rate of 32.0 percent for both the comparable three month and nine month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investment, the state economic development tax credits, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 36.8 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations of $16.6 million for the first nine months of fiscal 1998 increased from $14.9 million for the first nine months of fiscal 1997. The increase in cash flows provided by operating

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

FINANCIAL POSITION AND LIQUIDITY - Continued activities in fiscal 1998 was primarily due to net earnings partially offset by increased receivables. Fiscal 1997 cash flows provided by operating activities was principally due to net earnings.

Receivables of $25.5 million at May 31, 1998 increased from $18.9 million at August 31, 1997 and $20.5 million at May 31, 1997 primarily due to a $4.0
million litigation settlement receivable from an insurer. Inventories at     May
31, 1998 totaled $8.7 million, lower than their $10.0 million balance at August 31, 1997 and $9.7 million balance at May 31, 1997.

Current liabilities of $18.7 million at May 31, 1998 are lower than their $19.5 million balance at August 31, 1997 and higher than their $18.1 million balance at May 31, 1997. The decrease from August 31, 1997 is principally due to decreased trade payables and lower accruals for domestic dealership payments, marketing, investor relations and international dealer prepayments partially offset by a higher accrual for taxes payable state and federal. The increase from May 31, 1997 is primarily due to higher accruals for taxes payable state and federal and payroll and vaction partially offset by lower accruals for international dealer prepayments.

Cash flows used in investing activities of $0.6 million for the first nine months of fiscal 1998 decreased from $5.2 million for the first nine months of fiscal 1997 and for both periods was primarily attributable to purchases of marketable securities and capital expenditures, partially offset by proceeds from marketable securities.

Lindsay's cash and short-term marketable securities totaled $25.9 million at May 31, 1998, as compared to $16.3 million at August 31, 1997, and $19.9 million at May 31, 1997. At May 31, 1998, Lindsay had $40.5 million invested in long-term marketable securities which represent intermediate term (one to three and one-fourth year maturities) municipal debt, as compared to $45.8 million at August 31, 1997 and from $37.6 million at May 31, 1997.

Cash flows used in financing activities of $9.4 million for the first nine months of fiscal 1998 increased from $8.7 million for the first nine months of fiscal 1997 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the Company's stock option plan.

Lindsay's equity increased to $98.3 million at May 31, 1998 from $87.0 million at August 31, 1997, due to its net earnings of $20.7 million, less $8.7 million used to repurchase 303,000 (split adjusted) shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.7 million from the issuance of 118,123 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $1.3 million. Lindsay's equity at May 31, 1997 was $85.1 million.

Capital expenditures totaling $3.0 million for the first nine months of 1998 were used primarily for upgrading manufacturing plant equipment. Lindsay expects its fiscal 1998 capital expenditures to be approximately $3.5 to $4.0 million which will be used primarily to improve Lindsay's existing facilities and expand its manufacturing capabilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  (Continued)

FINANCIAL POSITION AND LIQUIDITY - Continued
Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

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

Approximately 16 and 17 percent of Lindsay's operating revenues for the first nine months of 1998 and 1997 respectively, were generated from export sales. For the full year of 1997, approximately 20 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

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

The balance sheet reserve for this remediation was $0.2 million at May 31, 1998 and $0.3 million at August 31, 1997. Lindsay believes that the current reserve is sufficient to cover the estimated total cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. If the EPA or the NDEC require remediation which is in addition to or different from the current plan, this reserve could increase or decrease depending on the nature of the change in events.

Lindsay believed that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. In 1987, the insurer agreed to reimburse Lindsay for remediation costs incurred by Lindsay. The insurer reduced its reimbursement of remediation costs in early 1990. In late 1990, Lindsay filed suit against the insurer. The insurer completely stopped reimbursement of remediation costs in 1991 and in 1992 the insurer filed a counterclaim against Lindsay for previously reimbursed remediation costs. In December 1995, the court dismissed Lindsay's suit against the insurer and entered a judgment in the amount of $2.4 million in favor of the insurer. In July 1997 the United States Court of Appeals reversed the judgment of $2.4 million and remanded the case to the district court for further proceedings. In May 1998 the Company reached an agreement to settle this litigation with an insurer for $4.0 million which is included in other income.

                               OTHER INFORMATION


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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -
     4  - Specimen Form of Common Stock Certificate incorporated by reference to
          Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997

     27 - Financial Data Schedule

(b)  Reports on Form 8-K -
     No Form 8-K was filed during the quarter ended May 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         LINDSAY MANUFACTURING CO.
                                         -------------------------





Date: June 23, 1998                           Bruce C. Karsk
      -------------                      -------------------------
                                              Bruce C. Karsk
                            Vice President - Finance, Treasurer and Secretary;
                                Principal Financial and Accounting Officer






Date: June 23, 1998                           Ralph J. Kroenke
      -------------                      -------------------------
                                              Ralph J. Kroenke
                                                 Controller