Form 10-K
period 1998-08-31
LINDSAY MANUFACTURING CO
filed 1998-11-30
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
----------       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 1998 OR

----------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to _________

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                   47-0554096
-------------------------------                       --------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

Box 156, East Highway 91, Lindsay, Nebraska                               68644
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of each exchange on which registered
--------------                        -----------------------------------------
Common Stock, $1.00 par value         New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

As of November 17, 1998, 13,146,657 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (12,032,619 shares) was $188,761,711 based upon the final sales price on the New York Stock Exchange, Inc. on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV.

Portions of the Proxy Statement pertaining to the January 26, 1999, annual stockholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 10-12.

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

      Lindsay was founded in 1955 and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988.

(b) Industry segment information is included in Part II, Item 8, Footnote L. The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders on page 23.

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

      A typical center pivot for the U.S. market is approximately 1,300 feet long and is designed to circle within a standard quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 135 acres. A typical center pivot for the international market is also approximately 1,300 feet long. Center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres.

      A center pivot system represents a significant investment to a farmer. A typical center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 160,000 to 170,000 center pivot irrigation systems in operation worldwide, resulting in a significant replacement parts business.

      TYPES OF IRRIGATION - COMPETITIVE PRODUCTS. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water
                                       -2-
source is moved and another set of rows are flooded. In "drip" or "trickle" irrigation, perforated pipe is installed on the ground or buried underground at the root level. Several other types of mechanical devices irrigate the remaining irrigated acres. These other types of mechanical devices are not generally being replaced and no longer generate significant sales.

      Center pivot irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; it can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; it can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; it can also be used for the application of fertilizers, insecticides, herbicides or other chemicals (termed "chemigation"); and it conserves water and chemicals through precise control of the amount and timing of its application.

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

      UNITED STATES MARKET. The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Operations Review" on pages 7 through 11.

      INTERNATIONAL MARKET. The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Operations Review" on pages 7 through 11 and Notes to Consolidated Financial Statements A(7) on page 20.

      COMPETITION. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while six manufacturers remain today. Lindsay believes that Lindsay controls approximately 35 percent of the U.S. market and 50% of the export market for center pivot and lateral move irrigation equipment.

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

DIVERSIFIED PRODUCTS AND SERVICES

      The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Operations Review" on pages 7 through 11.

SEASONALITY/CYCLICALITY

      Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's expansion into diversified manufacturing complements its irrigation operations by using available capacity and reducing seasonality.

ORDER BACKLOG

      As of August 31, 1998 and 1997, Lindsay had an order backlog of $14.1 million and $27.3 million, respectively. At fiscal year end 1998, Lindsay had a $6.9 million order backlog for irrigation equipment. This was a decrease of 49% from fiscal year end 1997's irrigation equipment order backlog of $17.1 million. Lindsay believes that lower crop and commodity prices raised farmer concern about farm income and demand slowed resulting in a decreased order backlog. At year end fiscal 1998, order backlog for diversifed products totaled $7.2 million, down 29% from $10.2 million at fiscal year end 1997.

      Lindsay manufactures a center pivot or lateral move system only upon a firm order. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a United States bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders for the U.S. market are manufactured to dealer order, accompanied by a down payment.

RAW MATERIALS AND COMPONENTS

      Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Lindsay has, on occasion, faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

      Capital expenditures for fiscal 1998, 1997 and 1996, were approximately $5.1 million, $3.8 million and $4.0 million, respectively. Fiscal 1998 capital expenditures were used primarily for upgrading plant and computer equipment. Capital expenditures for fiscal 1999 are expected to be approximately $4.0 to $5.0 million and will be used to complete the conversion of a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility, a new employee breakroom and office renovation and expansion, and other planned improvements. The Company expects annual capital expenditures for plant expansion over the next several years to approximate the $3.0 to $4.0 million level per year.

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

EMPLOYEES

      The number of persons employed by Lindsay at fiscal year end 1998, 1997 and 1996 were 551, 553 and 542, respectively. Lindsay currently employs approximately 500 persons. None of Lindsay's employees are represented by a union.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

      Like other manufacturing concerns, Lindsay is subject to numerous laws and regulations which govern occupational health and safety and the discharge and disposal of materials into the environment. Lindsay believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at the Lindsay, Nebraska facility. Although all currently required permits have been obtained by Lindsay, as with all such permits they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with environmental regulations or standards can be achieved only through additional capital and operational expenditures. See Item 3 Legal Proceedings.

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

      The balance sheet reserve for this remediation was $0.1 million and $0.3 million at August 31, 1998 and 1997, respectively.

      Lindsay believes that the current reserve is sufficient to cover the estimated cost for complete remediation of both the aquifer and soil and shallow groundwater contaminations under the final plans. If the EPA or the NDEC require remediation which is in addition to or different from the current plan this reserve could increase or decrease depending on the nature of the change in events.

      Lindsay believed that its insurer should cover costs associated with the contamination of the aquifer that was caused by the puncture of the clay layer in 1982. In May 1998 the Company reached an agreement to settle this claim with the insurer for $4.0 million which is included in other income.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for January 26, 1999.

                       Age     Position with the Company
                       ---     -------------------------
Gary D. Parker         53      Chairman, President and Chief Executive Officer
Eduardo R. Enriquez    58      Vice President - International
Bruce C. Karsk         46      Vice President - Finance, Treasurer and
                               Secretary
Clifford P. Loseke     60      Vice President - Manufacturing
Charles H. Meis        52      Vice President - Engineering
Robert S. Snoozy       52      Vice President - Domestic Sales

      Mr. Gary D. Parker is Chairman, President and Chief Executive Officer of Lindsay, and has held such positions since December 1989. Prior to that time, and since 1984, he was President and Chief Executive Officer of Lindsay. He served as Executive Vice President from 1978 to 1984. Mr. Parker has also been a Director since 1978.

      Mr. Eduardo R. Enriquez is President of Lindsay International Sales Corporation and has served in that capacity and as Vice President - International of Lindsay since May of 1986. Prior to that time, and since 1981, he was Vice President - Sales of Lindsay International Sales Corporation.

      Mr. Bruce C. Karsk is Vice President - Finance, Treasurer and Secretary of Lindsay and has held such positions since 1984. Prior to that time, and since 1981, Mr. Karsk had been the Controller.

      Mr. Clifford P. Loseke is Vice President - Manufacturing of Lindsay, a position he has held since 1975.

      Mr. Charles H. Meis is Vice President - Engineering of Lindsay and has held such position since 1975.

      Mr. Robert S. Snoozy became Vice President - Domestic Sales of Lindsay in November 1997. From 1986 through November 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Lindsay Common Stock began public trading on October 12, 1988. Since October 21, 1997, Lindsay's common stock is trading on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". Prior to trading on the NYSE, Lindsay common stock traded on the Nasdaq National Market. As of November 17, 1998 there were approximately 250 shareholders of record and an estimated 4,800 shareholders for whom securities firms acted as nominees.


     The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:

                     FISCAL YEAR 1998             FISCAL YEAR 1997
                     ----------------             ----------------
                        STOCK PRICE                 STOCK PRICE
                       HIGH     LOW   DIVIDENDS     HIGH    LOW   DIVIDENDS
                      ------  ------  ---------    ------  ------ ---------
     First Quarter    $33.50  $25.33   $0.024      $20.67  $16.54  $0.022
     Second Quarter    29.00   25.42    0.033       24.33   17.79   0.023
     Third Quarter     32.58   26.21    0.033       24.50   18.67   0.023
     Fourth Quarter    30.92   20.00    0.035       26.00   19.33   0.023
                      ------  ------   ------      ------  ------  ------
     Year             $33.50  $20.00   $0.125      $26.00  $16.54  $0.091

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Selected Financial Data" on page 12.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by this item is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Management's Discussion and Analysis" on pages 13 through 16.

     CONCERNING FORWARD-LOOKING STATEMENTS - This Report on Form 10K, including the Management's Discussion and Analysis, Year 2000 and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to material market risks with respect to its marketable securities.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the 1998 Annual Report to Shareholders on pages 16 through 23.

     The information required by Item 302 of Regulation S-K is incorporated by reference from the 1998 Annual Report to Shareholders under the heading "Quarterly Data" on page 12.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1998. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the proxy statement. Information about Executive Officers is shown on page 7 of this filing.

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 1998 except for two late filings of Form 4 Statement of Changes to Beneficial Ownership; (1) Gary D. Parker relating to an exercise of options on December 8, 1997, due January 10, 1998, filed January 23, 1998, resulting from a clerical error, (2) Charles H. Meis relating to an exercise of options February 5, 1998, due March 10, 1998, filed October 9, 1998, inadvertently overlooked.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements

      The following financial statements of Lindsay Manufacturing Co. are incorporated by reference under Item 8. The 1998 Annual Report to Shareholders is attached as Exhibit 13.

                                                              Reference Page
                                                              --------------
                                                            Annual Shareholders
                                                                  Report

      Report of Independent Accountants                                16
      Consolidated Statements of Operations for the Years
         ended August 31, 1998, 1997 and 1996                          17
      Consolidated Balance Sheets at
         August 31, 1998 and 1997                                      18
      Consolidated Statements of Shareholders' Equity
         for the years ended August 31, 1998, 1997 and 1996            17
      Consolidated Statements of Cash Flows for the Years
         ended August 31, 1998, 1997 and 1996                          19

      Notes to Consolidated Financial Statement                     20-23

      (a)(2) Financial Statement Schedule

                                                              Reference Page
                                                              --------------
                                                                Form 10-K
                                                               Annual Report
      Report of Independent Accountants                             14

      Schedule

     VIII.    Valuation and Qualifying Accounts -
               Years ended August 31, 1998, 1997 and 1996           15

              Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX


                                                                                 Sequential
Exhibit                                                                             Page
Number                                  Description                                Number
------                                  -----------                                ------
 3(a)       Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q
            for the fiscal quarter ended February 28, 1997.                           -

 3(b)       By-Laws of the Company incorporated by reference to Amended
            Exhibit 3(b) of Amendment No. 3 to the Company's Registration
            Statement on Form S-1 (Registration No. 33-23084), filed
            September 23, 1988.                                                       -

 3(c)       Certificate of Amendment of the Restated Certificate of
            Incorporation of Lindsay Manufacturing Co. dated February 7,
            1997, incorporated by reference to Exhibit 3(b) to the
            Company's Report on Form 10-Q for the fiscal quarter ended
            February 28, 1997.                                                        -

 4(a)       Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 1997.
                                                                                      -
10(a)       Lindsay Manufacturing Co. Executive Compensation Plan
            incorporated by reference to Exhibit 10(a) to the Company's report on Form 10-Q for the fiscal quarter ended February 28,
            1998.                                                                     -

10(b)       Employment Agreement between the Company and Gary D. Parker, effective September 1, 1997, incorporated by reference to
            Exhibit 10(b) of the Company's Annual Report on Form 10-K
            for the fiscal year ended August 31, 1997.                                -

10(c)       Indemnification Agreement between the Company and its directors and officers, dated October 10, 1988, incorporated by reference to
            Exhibit 10(f) of the Company's Annual Report
            on Form 10-K for the fiscal year ended August 31, 1988.                   -

10(d)       Lindsay Manufacturing Co. Long-Term Incentive Plan,
            incorporated by reference to amended Exhibit 10(h) of
            Amendment No. 3 to the Company's Registration Statement
            on Form S-1 (Registration No. 33-23084), filed September
            23, 1988.                                                                 -

10(e)       Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration
            Statement on Form S-1 (Registration No. 33-23084), filed
            July 15, 1988.                                                            -

                               a(3) EXHIBIT INDEX

                                                                                 Sequential
Exhibit                                                                             Page
Number                                  Description                                Number
------                                  -----------                                ------
 10(f)      Lindsay Manufacturing Co. 1991 Long-Term Incentive Plan,
            incorporated by reference to Exhibit 10(h) of the Company's
            Annual Report on Form 10-K for the fiscal year ended August
            31, 1992.                                                                 -

 10(g)      Employment Agreement between the Company and Bruce C. Karsk,
            Eduardo R. Enriquez, Clifford P. Loseke, Charles H. Meis, and
            Robert S. Snoozy, effective September 1, 1997, incorporated by reference to Exhibit 10(g) of the Company's Annual Report on
            Form 10-K for the fiscal year ended August 31, 1997.                      -

 10(h)      Lindsay Manufacturing Co. Supplemental Retirement Plan,
            incorporated by reference to Exhibit 10(j) of the Company's
            Annual Report on Form 10K for the fiscal year ended August 31,
            1994.                                                                     -

 13         Lindsay Manufacturing Co. 1998 Annual Report to Shareholders.         16-43

 21         Subsidiaries of the Company, incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year
            ended August 31, 1988.                                                    -

 23         Consent of PricewaterhouseCoopers LLP                                    44

 24(a)      The Power of Attorney authorizing Gary D. Parker and Bruce C. Karsk and each of them singly to sign the Annual Report on Form 10-K on
            behalf of each other and certain directors.                              45

 27         Financial Data Schedule                                                  46

 (b)  Reports on Form 8-K

      The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 1998.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of November, 1998.


                         LINDSAY MANUFACTURING CO.


                         By:    Bruce C. Karsk
                            ----------------------------------------------------
                         Name:  Bruce C. Karsk
                              --------------------------------------------------
                         Title: Vice President-Finance, Treasurer and Secretary;
                                ------------------------------------------------
                                Principal Financial and Accounting Officer
                                ------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of November, 1998.

     Gary D. Parker        (1)   Chairman, President and Chief Executive Officer
-------------------------------
     Gary D. Parker


     Bruce C. Karsk              Vice President - Finance, Treasurer and
-------------------------------  Secretary; Principal Financial and Accounting
     Bruce C. Karsk              Officer



     Ralph J. Kroenke            Controller
-------------------------------
     Ralph J. Kroenke


     Vaughn L. Beals, Jr.  (1)   Director
-------------------------------
     Vaughn L. Beals, Jr.


     Howard G. Buffett     (1)   Director
-------------------------------
     Howard G. Buffett


     John W. Croghan       (1)   Director
-------------------------------
     John W. Croghan



     George W. Plossl      (1)   Director
-------------------------------
     George W. Plossl


(1) By: Bruce C. Karsk
        ---------------------------------
        Bruce C. Karsk, Attorney-In-Fact.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Lindsay Manufacturing Co.

Our report on the consolidated financial statements of Lindsay Manufacturing Co. is incorporated by reference to this Form 10-K from page 16 of the Fiscal 1998 Annual Report to Shareholders of Lindsay Manufacturing Co. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statement Schedules on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                  PRICEWATERHOUSECOOPERS LLP




Omaha, Nebraska
October 8, 1998

                          Lindsay Manufacturing Co.
              SCHEDULE VIII - VALUATION and QUALIFYING ACCOUNTS
                  Years ended August 31, 1998, 1997 and 1996
                            (Dollars in thousands)
                            ----------------------


                       Column A                   Column B                     Column C                Column D           Column E
                       --------                   --------         ----------------------------        --------           --------
                                                                               Additions
                                                                   ----------------------------
                                                  Balance at       Charged to         Charged to                          Balance at
                                                  Beginning        Costs and             Other                            End
                      Description                 of Period        Expenses            Accounts        Deductions         of Period
                      -----------                 ----------       ----------         ----------       ----------         ----------
Year ended August 31, 1998:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts           $         743    $           0      $        0      $            0(a)   $       743
                                                 =============    =============      ==========      ==============      ===========
     - Allowance for inventory obsolescence      $         669    $         330      $        0      $           64(b)   $       935
                                                 =============    =============      ==========      ==============      ===========

Year ended August 31, 1997:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts           $         723    $          60      $        0      $           40(a)   $       743
                                                 =============    =============      ==========      ==============      ===========
     - Allowance for inventory obsolescence      $         690    $           3      $        0      $           24(b)   $       669
                                                 =============    =============      ==========      ==============      ===========

Year ended August 31, 1996:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts           $         573    $         260      $        0      $          110(a)   $       723
                                                 =============    =============      ==========      ==============      ===========
     - Allowance for inventory obsolescence      $         672    $          89      $        0      $           71(b)   $       690
                                                 =============    =============      ==========      ==============      ===========

----------
Notes:
      (a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.
      (b) Deductions consist of obsolete items sold or scrapped.