Form 10-Q
period 1998-11-30
LINDSAY MANUFACTURING CO
filed 1998-12-16
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------                 SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 1998 OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------                 SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------

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


          402-428-2131
----------------------------------------------------
(Registrant's telephone number, including area code)

Common Stock, $1.00 par value        New York Stock Exchange, Inc. (Symbol LNN)
-----------------------------        ------------------------------------------
      Title of Class                 Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X     No
                                                      ---       ---

Common Stock, $1.00 par value                           13,146,657
-----------------------------             -----------------------------------
      Title of Class                      Outstanding as of December 14, 1998

Exhibit index is located on page 2.

Total number of pages 16.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                      INDEX



                                                                    Page No.
                                                                    --------
Part I - Financial Information

     Item 1.  Consolidated Financial Statements

        Consolidated Balance Sheets, November 30, 1998 and 1997
        and August 31, 1998                                             3

        Consolidated Statements of Operations for the three
        months ended November 30, 1998 and 1997                         4

        Consolidated Statements of Cash Flows for the three
        months ended November 30, 1998 and 1997                         5

        Notes to Consolidated Financial Statements                    6-8

     Item 2.  Management's Discussion and Analysis of Results
     of Operations and Financial Position                             9-13

     Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk                                                       13

Part II - Other Information

     Item 1.  Legal Proceedings                                        13

     Item 6.  Exhibits and Reports on Form 8-K                         14

Signatures                                                             15

Exhibit Index

     27 - Financial Data Schedule                                      16

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                            Lindsay Manufacturing Co.
                           CONSOLIDATED BALANCE SHEETS
                 November 30, 1998 and 1997 and August 31, 1998
                       ($ in thousands, except par values)
--------------------------------------------------------------------------------


                                                                    (Unaudited)   (Unaudited)
                                                                      November      November    August
                                                                        1998         1997        1998
                                                                    ----------    ----------   ---------
ASSETS ...........................................................
Current assets:
  Cash and cash equivalents ......................................   $   1,469    $   1,989    $   3,794
  Marketable securities ..........................................      16,054       12,389       18,704
  Receivables ....................................................      14,925       19,307       14,066
  Inventories ....................................................      10,257        9,297       10,198
  Deferred income taxes ..........................................       3,563        4,381        3,861
  Other current assets ...........................................         646          623           92
                                                                     ---------    ---------    ---------
    Total current assets .........................................      46,914       47,986       50,715
Long-term marketable securities ..................................      39,773       49,809       43,164
Property, plant and equipment, net ...............................      13,994       11,283       14,071
Other noncurrent assets ..........................................       1,017        1,123          964
                                                                     ---------    ---------    ---------
Total assets .....................................................   $ 101,698    $ 110,201    $ 108,914
                                                                     =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade ........................................   $   4,663    $   6,257    $   4,936
  Other current liabilities ......................................      11,008       14,376       11,723
  Current portion of capital lease obligation ....................         156          150          142
                                                                     ---------    ---------    ---------
    Total current liabilities ....................................      15,827       20,783       16,801
Other noncurrent liabilities .....................................         887        1,057        1,125
Obligation under capital lease less current portion ..............          68          224          108
                                                                     ---------    ---------    ---------
Total liabilities ................................................      16,782       22,064       18,034
                                                                     ---------    ---------    ---------
Contigencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      November 1998 and 1997 and August 1998)
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,031,345, 11,220,586 and 16,993,949
      shares issued in November 1998 and 1997 and August 1998 ....      17,031       11,221       16,994
    Capital in excess of stated value ............................       1,381        1,063          855
    Retained earnings ............................................     124,734      111,003      123,764
    Less treasury stock, (at cost, 3,884,688, 1,876,730 and
      3,399,788 shares in November 1998 and 1997 and August 1998)      (58,230)     (35,150)     (50,733)
                                                                     ---------    ---------    ---------
Total shareholders' equity .......................................      84,916       88,137       90,880
                                                                     ---------    ---------    ---------
Total liabilities and shareholders' equity .......................   $ 101,698    $ 110,201    $ 108,914
                                                                     =========    =========    =========


    The accompanying notes are an integral part of the financial statements.

                            Lindsay Manufacturing Co.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended November 30, 1998 and 1997
                    (in thousands, except per share amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                               November  November
                                                 1998      1997
                                               --------- --------
Operating revenues .........................   $21,642   $37,448
Cost of operating revenues .................    16,964    27,891
                                               -------   -------
Gross profit ...............................     4,678     9,557
                                               -------   -------

Operating expenses:
  Selling expense ..........................     1,261     1,272
  General and administrative expense .......     1,822     1,855
  Engineering and research expense .........       395       460
                                               -------   -------
Total operating expenses ...................     3,478     3,587
                                               -------   -------
Operating income ...........................     1,200     5,970
Interest income, net .......................       741       791
Other income, net ..........................       162       191
                                               -------   -------
Earnings before income taxes ...............     2,103     6,952
Income tax provision .......................       673     2,260
                                               -------   -------
Net earnings ...............................   $ 1,430   $ 4,692
                                               =======   =======


Basic net earnings per share ...............   $  0.11   $  0.33
                                               =======   =======

Diluted net earnings per share .............   $  0.10   $  0.32
                                               =======   =======


Average shares outstanding .................    13,354    14,086
Diluted effect of stock options ............       401       697
                                               -------   -------
Average shares outstanding assuming dilution    13,755    14,783
                                               =======   =======


Cash dividends per share ...................   $ 0.035   $ 0.023
                                               =======   =======

    The accompanying notes are an integral part of the financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended November 30, 1998 and 1997
                                ($ in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             November    November
                                                                               1998        1997
                                                                             ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..........................................................   $ 1,430    $ 4,692
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
      Depreciation and amortization ......................................       637        554
      Amortization of marketable securities premiums, net ................        50         38
      (Gain) on sale of fixed assets .....................................       (18)       (12)
      (Gain) on maturities of marketable securities held-to-maturity .....        (5)         0
      Deferred income taxes ..............................................       298        166

   Changes in assets and liabilities:
      Receivables ........................................................      (859)      (407)
      Inventories ........................................................       (59)       698
      Other current assets ...............................................      (554)      (546)
      Accounts payable ...................................................      (273)     1,264
      Other current liabilities ..........................................    (1,863)    (2,533)
      Current taxes payable ..............................................     1,148      2,572
      Other noncurrent assets and liabilities ............................      (291)      (280)
                                                                             -------    -------
   Net cash (used in) provided by operating activities ...................      (359)     6,206
                                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ............................      (582)      (543)
   Proceeds from sale of property, plant and equipment ...................        40         12
   Purchases of marketable securities held-to-maturity ...................         0     (6,572)
   Proceeds from maturities of marketable securities held-to-maturity ....     5,996      2,215
                                                                             -------    -------
   Net cash provided by (used in) investing activities ...................     5,454     (4,888)
                                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .....................       (26)       (37)
   Proceeds from issuance of common stock under stock option plan ........       563        631
   Dividends paid ........................................................      (460)      (328)
   Purchases of treasury stock ...........................................    (7,497)    (3,826)
                                                                             -------    -------
   Net cash used in financing activities .................................    (7,420)    (3,560)
                                                                             -------    -------
   Net decrease in cash and cash equivalents .............................    (2,325)    (2,242)
   Cash and cash equivalents, beginning of period ........................     3,794      4,231
                                                                             -------    -------
   Cash and cash equivalents, end of period ..............................   $ 1,469    $ 1,989
                                                                             =======    =======
Supplemental Cash Flow Information:
   Income taxes paid .....................................................   $    (1)   $     2
   Interest paid .........................................................   $     2    $    25



    The accompanying notes are an integral part of the financial statements.

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 1998 Annual Report to Shareholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At November 30, 1998, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

Investments in the held-to-maturity category are included in marketable securities ($16.0 million) and long-term marketable securities ($39.8 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $55.8 million, $0.6 million, $0.0 million, and $56.4 million, respectively. There have not been any sales of held-to-maturity securities during the first quarter of fiscal 1999. In the held-to-maturity category, $16.0 million in securities mature within one year and $39.8 million have maturities ranging from one to three years.

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                          -----------------------------------
                                          November     November      August
                                            1998         1997         1998
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $14,565      $13,344      $14,361
   LIFO reserves                           (3,373)      (3,380)      (3,228)
   Obsolescence reserve                    (  935)      (  667)      (  935)
                                         ----------   ----------   ----------
Total inventories                         $10,257      $ 9,297      $10,198
                                         ==========   ==========   ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          November     November      August
                                            1998         1997         1998
                                          --------     --------      ------
Raw materials                                18%          19%          18%
Work in process                               6%           6%           6%
Purchased parts                              35%          30%          35%
Finished goods                               41%          45%          41%

4. Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                          ----------------------------------
                                          November     November      August
                                            1998         1997         1998
                                          --------     --------      -------
Plant and equipment:
  Land                                    $    70      $    70      $    70
  Buildings                                 5,043        5,033        5,043
  Equipment                                26,164       23,715       25,023
  Other                                     4,520        2,673        5,280
Capital lease:
  Equipment                                   458          458          458
                                         ----------   ----------   ---------
Total plant, equipment & capital lease     36,255       31,949       35,874
Accumulated depreciation & amortization:
  Plant and equipment                     (22,121)     (20,631)     (21,690)
  Capital lease                              (140)         (35)        (113)
                                         ----------   ----------   ---------
Property, plant and equipment, net        $13,994      $11,283      $14,071
                                         ==========   ==========   =========

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


5.    Credit Arrangements
Lindsay is currently entering discussions for a $10.0 million unsecured revolving line of credit with a commercial bank to be used for working capital and general corporate purposes including stock repurchases.

6.  Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, resolution of these actions will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

7.  Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

Options to purchase 155,438 shares of common stock at a weighted average price of $25.51 per share were outstanding during the first quarter of fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options expire on September 3, 2006, through September 3, 2008.

8.  Stock Split
On May 6, 1998, the Board of Directors declared a three-for-two split of Lindsay's common stock effective June 15, 1998, to shareholders of record on June 5, 1998. Accordingly, the average number of shares outstanding and per share information have been adjusted to reflect the stock split.

                     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
The following table provides highlights for the first quarter of fiscal year 1999 compared with the first quarter of fiscal year 1998.


                                                      For The Three Months Ended
                                                    ----------------------------
                                                                         Percent
                                                    ------------------  Increase
($ in thousands)                                    11/30/98  11/30/97 (Decrease)
--------------------------------------------------------------------------------
Consolidated
------------
  Operating Revenues................................$21,642    $37,448   (42.2)%
  Cost of Operating Revenues........................$16,964    $27,891   (39.2)
  Gross Profit......................................$ 4,678    $ 9,557   (51.1)
  Gross Margin......................................   21.6%      25.5%
  Selling, Eng. & Research, and
    G&A Expense.....................................$ 3,478    $ 3,587    (3.0)
  Operating Income..................................$ 1,200    $ 5,970   (79.9)
  Operating Margin..................................    5.5%      15.9%
  Interest Income, net..............................$   741    $   791    (6.3)
  Other Income, net.................................$   162    $   191   (15.2)
  Income Tax Provision..............................$   673    $ 2,260   (70.2)
  Effective Income Tax Rate.........................   32.0%      32.5%
  Net Earnings......................................$ 1,430    $ 4,692   (69.5)%

As the above table displays, operating revenues for the three month period ended November 30, 1998, were 42.2 percent ($15.8 million) lower than the first quarter of fiscal 1998. This decrease was the result of 46 percent ($9.9 million) reduction in U.S. irrigation equipment revenues, a 39 percent ($3.1 million) reduction in export irrigation equipment revenues and a 37 percent ($2.8 million) reduction in diversified products and other revenues.

Lindsay believes that the long-term demand drivers for irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in its U.S. market and in its markets outside the U.S. However, these long-term demand drivers are currently being more than offset in the U.S. by the expectation of lower farm income in calendar 1999. This expectation of lower farm income in the U.S. is the result of low crop and other agricultural commodity prices due to near record production in the U.S. (increased supply) occuring concurrent with economic turmoil in Asia and other developing economic regions leading to a reduced ability for the purchase and importation of grain and meat commodities (reduced demand).

Consistent with the Company's expectation of lower full year demand for irrigation equipment in the U.S. market, Lindsay reduced, on a prorata basis, the use of its "floor plan" marketing program with its dealers during the first quarter of fiscal 1999. Approximately six to seven percent of Lindsay's U.S. pivot sales in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998 were "floor plan" unit sales. Lindsay's "floor plan" uses price incentives to encourage dealers to take delivery of equipment prior to the company's peak domestic selling season, which runs January through May. First quarter fiscal 1999 irrigation equipment pricing (net of discounts and promotional program allowances) was at levels similar to the first quarter of fiscal 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Export irrigation equipment revenues during the first quarter of fiscal 1999 were lower primarily due to the reduced whole unit sales to our irrigation equipment dealers or their customers in Canada, Western Europe and Central and South Africa and by lower repair and replacement parts sales to our irrigation equipment dealers in our Middle Eastern market. Revenues from sales to our Latin American and Australian markets were only modestly lower during the quarter as compared to the first quarter of fiscal 1998.

First quarter fiscal 1999 diversified products and other revenues were lower primarily due to reduced sales of agricultural related outsource manufacturing products to Deere & Company and New Holland North America, Inc. Large diameter tubing revenues during the first quarter of fiscal 1999 were essentially equal to the prior year's first quarter.

Gross margin for the three months ended November 30, 1998, was 21.6 percent as compared to 25.5 percent for the first quarter of the prior year. Gross margin for the quarter was negatively impacted by unfavorable overhead rate variances as the result of a reduced level of manufacturing as compared to the first quarter of fiscal 1998. Raw material prices were largely stable or slightly lower (i.e., steel and zinc) during the quarter.

First quarter fiscal 1999's selling, general and administrative and engineering and research expenses in total decreased 3.0 percent from the prior year's comparative period. Lower salary and wage costs, (due primarily to lower bonus earnout accruals) more than offset increases in product advertising, legal and professional fees, and group insurance costs during the quarter as compared to the prior year's first quarter.

The effective tax rate for the first quarter of fiscal 1999 was 32.0 percent as compared to 32.5 percent for the comparative period of fiscal 1998. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 35.8 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and cash dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations of $0.4 million for the first three months of fiscal 1999 compared to cash flows provided by operations of $6.2 million for the first three months of fiscal 1998. The use of cash flows in operating activities for fiscal 1999 as compared to cash flow being provided by operations during the first quarter of 1998 was primarily due to a reduction in fiscal 1999 net earnings and a reduction in accounts payable and current taxes payable.

Receivables of $14.9 million at November 30, 1998 increased from $14.1 million at August 31, 1998 and decreased $4.4 million from $19.3 million at November 30, 1997, primarily due to the lower level of business activity during the first three months of fiscal 1999. Inventories at November 30, 1998 totaled $10.3 million, comparable to their $10.2 million balance at August 31, 1998 and higher than their $9.2 million balance at November 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

FINANCIAL POSITION AND LIQUIDITY - Continued

Current liabilities of $15.8 million at November 30, 1998 are lower than their $16.8 million balance at August 31, 1998 and $20.8 million balance at November 30, 1997. The decrease from August 31, 1998 is principally due to lower accruals for payroll and vacation pay partially offset by higher accruals for taxes payable. The decrease from November 30, 1997 is primarily due to decreased trade payables and lower accruals for taxes payable and payroll and vacation pay.

Cash flows provided by investing activities of $5.5 million for the first three months of fiscal 1999 compared to cash flows used in investing activities of $4.9 million for the first three months of fiscal 1998. The cash flows provided by investing activities in fiscal 1999 was attributable to maturities of marketable securities partially offset by capital expenditures. Fiscal 1998 cash flows used in investing activities was primarily due to purchases of marketable securities and capital expenditures partially offset by proceeds from marketable securities.

Lindsay's cash and short-term marketable securities totaled $17.5 million at November 30, 1998, as compared to $22.5 million at August 31, 1998, and $14.4 million at November 30, 1997. At November 30, 1998, Lindsay had $39.8 million invested in long-term marketable securities which represent intermediate term (one to three year maturities) municipal debt, as compared to $43.2 million at August 31, 1998 and $49.8 million at November 30, 1997.

Cash flows used in financing activities of $7.4 million for the first three months of fiscal 1999 increased from $3.6 million for the first three months of fiscal 1998 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the company's stock option plan.

Lindsay's equity decreased to $84.9 million at November 30, 1998 from $90.9 million at August 31, 1998, due to its net earnings of $1.4 million, less $7.5 million used to repurchase 484,900 shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.6 million from the net issuance of 37,396 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.5 million. Lindsay's equity at November 30, 1997 was $88.1 million.

Capital expenditures totaling $582,000 for the first quarter of 1999 were used primarily for converting a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility, and a new employee breakroom and office renovation and expansion. Lindsay expects its fiscal 1999 capital expenditures to total approximately $4.0 to $5.0 million which will be used primarily to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and potential line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's expansion into diversified products complements its irrigation operations by using available capacity and reducing seasonality.

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

Approximately 23 and 22 percent of Lindsay's operating revenues for the first quarter of 1999 and 1998 respectively, were generated from export sales. For the full year of 1998, approximately 18 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

YEAR 2000 ISSUES

The Company, in late fiscal 1996, began to informally address Year 2000 issues with its Information Technology ("IT") systems with a decision to replace its in-house-developed manufacturing and financial software with Year 2000 compliant standardized Enterprise Resource Planning ("ERP") software. Management selected Software Systems Associates, Inc.'s ("BPCS") ERP software in early 1997. Hardware procurement and BPCS ERP software implementation progressed during fiscal 1997 and fiscal 1998. Implementation of this BPCS ERP software is estimated to be 70 to 80% complete as of November 30, 1998.

Additionally, the Company, in March 1998, commenced a more comprehensive review of its Year 2000 issues with the formation of a Year 2000 Task Force. This task force has inventoried and assessed both its IT and non-IT systems (embedded technology such as micro-controllers or programmable logic controllers in manufacturing equipment or in the products Lindsay sells). The task force is in the process of inventorying, assessing and confirming the Year 2000 compliance status of the Company's critical suppliers and third-party providers.

The Company believes that 75 to 85% of the remediation work to become Year 2000 compliant has been completed, however little final testing has been performed. Lindsay believes that it will be fully Year 2000 compliant in the June 1999, through October 1999, timeframe.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Lindsay believes that its costs for becoming Year 2000 compliant are expected to total approximately $2.5 million of which 75% has been incurred to date (approximately $0.9 million in both fiscal 1997 and 1998). These costs include hardware costs, software costs and outside consulting costs but do not include the costs for time that its employees have or are expected to spend on Year 2000 issues.

The Company believes that its most reasonable likely worst case Year 2000 scenario includes a short-term interruption in its ability to manufacture and ship product because: (1) one or more of the company's suppliers or third-party providers are unable to provide the material or services expected, and (2) one or more parts of the Company's IT system software or non-IT systems operate incorrectly.

Because of the progress which has been made toward achieving Year 2000 compliance, the Company has not made specific formal contingency plans. However, informal contingency plans have been made. If knowledge of outside providers' noncompliance becomes evident or events occur that are adverse to the Company's plan for compliance, the Company will develop and implement specific formal contingency plans as required. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT systems software or non-IT systems, or that Year 2000 related IT systems software or non-IT systems, or that Year 2000 related failures by suppliers or third parties with which the Company interacts, will not have a material effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, (Lindsay's fiscal year 1999) expand or modify disclosures and resulted in no impact on the Company's consolidated financial position, results of operations or cash flows.

           ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities.


                                     Part II

                                OTHER INFORMATION

Item 1. Legal Proceedings
Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

                                OTHER INFORMATION
                                   (Continued)

Concerning Forward-Looking Statements - This Report on Form 10-Q, including the Management's Discussion and Analysis, Year 2000 and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -

     4  -     Specimen Form of Common Stock Certificate incorporated by
              reference to Exhibit 4 to the Company's report on Form 10-Q for the fiscal quarter ended November 30, 1997.

     27 -     Financial Data Schedule.

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LINDSAY MANUFACTURING CO.
                                        -------------------------




Date: December 16, 1998                       Bruce C. Karsk
      -----------------                 ------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: December 16, 1998                      Ralph J. Kroenke
      -----------------                 ------------------------
                                             Ralph J. Kroenke
                                                Controller