Form 10-Q
period 1999-02-28
LINDSAY MANUFACTURING CO
filed 1999-03-18
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 1999 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _____________

             Commission File Number: 0-17116


                            Lindsay Manufacturing Co.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               47-0554096
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


Box 156, East Highway 91, Lindsay, Nebraska                          68644
-------------------------------------------                       ----------
(Address of principal executive offices)                          (Zip Code)


                                 402-428-2131
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Common Stock $1.00 par Value          New York Stock Exchange, Inc. (Symbol LNN)
----------------------------          ------------------------------------------
       Title of Class                 Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

Common Stock, $1.00 par value                          12,788,870
-----------------------------               --------------------------------
      Title of Class                        Outstanding as of March 16, 1999

Exhibit index is located on page 2.

Total number of pages 16.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                      INDEX

                                                                    Page No.
                                                                    --------

Part I - Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets, February 28, 1999 and 1998
     and August 31, 1998                                                 3

     Consolidated Statements of Operations for the three
     months and six months ended February 28, 1999 and 1998              4

     Consolidated Statements of Cash Flows for the six
     months ended February 28, 1999 and 1998                             5

     Notes to Consolidated Financial Statements                        6-8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Position            8-13

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                               13

Part II - Other Information

     Item 1.  Legal Proceedings                                         14

     Item 4.  Submission of Matters to a Vote of Security Holders       14

     Item 6.  Exhibits and Reports on Form 8-K                          14

Signatures                                                              15


Exhibit Index


    27    -   Financial Data Schedule                                   16

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          Lindsay Manufacturing Co.
                         CONSOLIDATED BALANCE SHEETS
                February 28, 1999 and 1998 and August 31, 1998
                     ($ in thousands, except par values)
--------------------------------------------------------------------------------

                                                                           (Unaudited) (Unaudited)
                                                                            February    February     August
                                                                               1999        1998        1998
                                                                            ---------- ----------- -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................................          $     647  $       67  $    3,794
  Marketable securities...........................................             21,260      11,197      18,704
  Receivables.....................................................             17,625      30,421      14,066
  Inventories.....................................................              9,677      10,779      10,198
  Deferred income taxes...........................................              3,523       4,281       3,861
  Other current assets............................................                511         471          92
                                                                            ---------- ----------- -----------
    Total current assets..........................................             53,243      57,216      50,715
Long-term marketable securities...................................             31,616      45,667      43,164
Property, plant and equipment, net................................             14,365      11,757      14,071
Other noncurrent assets...........................................              1,017       1,140         964
                                                                            ---------- ----------- -----------
Total assets......................................................          $ 100,241  $  115,780  $  108,914
                                                                            ========== =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade.........................................          $   6,186  $   11,531  $    4,936
  Other current liabilities.......................................             10,756      12,789      11,723
  Current portion of capital lease obligation.....................                157         151         142
                                                                            ---------- ----------- -----------
    Total current liabilities.....................................             17,099      24,471      16,801
Other noncurrent liabilities......................................                970       1,139       1,125
Obligation under capital lease less current portion...............                 28         186         108
                                                                            ---------- ----------- -----------
Total liabilities.................................................             18,097      25,796      18,034
                                                                            ---------- ----------- -----------
Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      February 1999 and 1998 and August 1998).....................
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,055,920, 11,265,250 and 16,993,949 shares
      issued in February 1999 and 1998 and August 1998)...........             17,056      11,265      16,994
    Capital in excess of stated value.............................              1,441       1,079         855
    Retained earnings.............................................            127,629     117,703     123,764
    Less treasury stock, (at cost, 4,267,050, 1,996,030 and
      3,399,788 shares in February 1999 and 1998 and August 1998).            (63,982)    (40,063)    (50,733)
                                                                            ---------- ----------- -----------
Total shareholders' equity........................................             82,144      89,984      90,880
                                                                            ---------- ----------- -----------
Total liabilities and shareholders' equity........................          $ 100,241  $  115,780  $  108,914
                                                                            ========== =========== ===========

   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months and six months ended February 28, 1999 and 1998
                   (in thousands, except per share amounts)
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended                Six Months Ended
                                              --------------------------     ----------------------------
                                              February       February         February        February
                                                 1999           1998             1999            1998
                                              ----------     -----------     -----------     ------------
Operating revenues..........................  $  31,087      $   49,708      $   52,729      $    87,156
Cost of operating revenues..................     23,426          35,853          40,390           63,744
                                              ----------     -----------     -----------     ------------
Gross profit................................      7,661          13,855          12,339           23,412
                                              ----------     -----------     -----------     ------------

Operating expenses:
  Selling expense...........................      1,159           1,386           2,420            2,658
  General and administrative expense........      1,839           2,218           3,661            4,073
  Engineering and research expense..........        477             409             872              869
                                              ----------     -----------     -----------     ------------
Total operating expenses....................      3,475           4,013           6,953            7,600
                                              ----------     -----------     -----------     ------------
Operating income............................      4,186           9,842           5,386           15,812
Interest income, net........................        671             767           1,412            1,558
Other income, net...........................         68               2             230              193
                                              ----------     -----------     -----------     ------------
Earnings before income taxes................      4,925          10,611           7,028           17,563
Income tax provision........................      1,576           3,448           2,249            5,708
                                              ----------     -----------     -----------     ------------
Net earnings................................  $   3,349      $    7,163      $    4,779      $    11,855
                                              ==========     ===========     ===========     ============


Basic net earnings per share................  $    0.26      $     0.51      $     0.36      $      0.85
                                              ==========     ===========     ===========     ============

Diluted net earnings per share..............  $    0.25      $     0.49      $     0.35      $      0.81
                                              ==========     ===========     ===========     ============


Average shares outstanding..................     13,040          13,956          13,197           14,021
Diluted effect of stock options.............        359             652             380              675
                                              ----------     -----------      ----------      -----------
Average shares outstanding assuming dilution     13,399          14,608          13,577           14,696
                                              ==========     ===========      ==========      ===========


Cash dividends per share....................  $   0.035      $    0.034      $    0.070      $     0.057
                                              ==========     ===========     ===========     ============


   The accompanying notes are an integral part of the financial statements.

                          Lindsay Manufacturing Co.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended February 28, 1999 and 1998
                                (in thousands)
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                              February     February
                                                                                1999          1998
                                                                             ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................   $   4,779    $   11,855
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................       1,279         1,113
      Amortization of marketable securities premiums, net.................          96            85
      (Gain) on sale of fixed assets......................................         (28)          (56)
      (Gain) on sale of marketable securities held-to-maturity............          (5)            0
      Provision for uncollectible accounts receivable.....................          (2)            0
      Deferred income taxes...............................................         338           266
   Changes in assets and liabilities:
      Receivables.........................................................      (3,557)      (11,521)
      Inventories.........................................................         521          (784)
      Other current assets................................................        (419)         (394)
      Accounts payable....................................................       1,250         6,538
      Other current liabilities...........................................      (2,202)       (2,573)
      Current taxes payable...............................................       1,235         1,025
      Other noncurrent assets and liabilities.............................        (208)         (215)
                                                                             ----------   -----------
   Net cash provided by operating activities..............................       3,077         5,339
                                                                             ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................      (1,595)       (1,576)
   Proceeds from sale of property, plant and equipment....................          50            56
   Purchases of marketable securities held-to-maturity....................           0        (6,675)
   Proceeds from maturities of marketable securities held-to-maturity.....       8,901         7,605
                                                                             ----------   -----------
   Net cash provided by (used in) investing activities....................       7,356          (590)
                                                                             ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .....................         (65)          (74)
   Proceeds from issuance of common stock under stock option plan.........         648           691
   Dividends paid.........................................................        (914)         (791)
   Purchases of treasury stock............................................     (13,249)       (8,739)
                                                                             ----------   -----------
   Net cash used in financing activities..................................     (13,580)       (8,913)
                                                                             ----------   -----------
   Net decrease in cash and cash equivalents..............................      (3,147)       (4,164)
   Cash and cash equivalents, beginning of period.........................       3,794         4,231
                                                                             ----------   -----------
   Cash and cash equivalents, end of period...............................   $     647    $       67
                                                                             ==========   ===========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $     737    $    4,389
   Interest paid..........................................................   $       4    $       29

   The accompanying notes are an integral part of the financial statements.

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (the "Company" or "Lindsay") August 31, 1998 Annual Report to Stockholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At February 28, 1999, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

Investments in the held-to-maturity category are included in marketable securities ($21.3 million) and long-term marketable securities ($31.6 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $52.9 million, $0.5 million, $0.0 million, and $53.4 million, respectively. There have not been any sales of held-to-maturity securities for the first six months of fiscal 1999. In the held-to-maturity category, $21.3 million in securities mature within one year and $31.6 million have maturities ranging from one to two and one-half years.

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                    (in thousands)
                                         ------------------------------------
                                          February     February      August
                                            1999         1998         1998
                                         ----------   ----------   ----------
Total manufactured goods
   First-in, first-out inventory          $13,964      $14,940      $14,361
   LIFO reserves                           (3,352)      (3,499)      (3,228)
   Obsolescence reserve                    (  935)      (  662)      (  935)
                                         ----------   ----------   ----------
Total inventories                         $ 9,677      $10,779      $10,198
                                         ==========   ==========   ==========

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.  Inventories (Continued)

The estimated percentage distribution between major classes of inventory before reserves is as follows:
                                          February     February      August
                                            1999         1998         1998
                                          --------     --------      ------
Raw materials                                18%          19%          18%
Work in process                               6%           6%           6%
Purchased parts                              35%          30%          35%
Finished goods                               41%          45%          41%

4. Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                      (in thousands)
                                           -----------------------------------
                                            February     February     August
                                              1999         1998         1998
                                           ----------   ----------   ---------
Plant and equipment:
     Land                                  $     70      $    70      $    70
     Buildings                                5,043        5,118        5,043
     Equipment                               26,644       24,008       25,023
     Other                                    4,908        3,237        5,280
 Capital lease:
     Equipment                                  458          458          458
                                           ----------   ----------   ---------
Total plant, equipment & capital lease       37,123       32,891       35,874
Accumulated depreciation & amortization:
     Plant and equipment                    (22,593)     (21,073)     (21,690)
     Capital lease                             (165)         (61)        (113)
                                           ----------   ----------   ---------
Property, plant and equipment, net          $14,365      $11,757      $14,071
                                           ==========   ==========   =========

5.    Credit Arrangements
Lindsay entered into an agreement in December, 1998 for a $10.0 million unsecured revolving line of credit through October 25, 1999 with a commercial bank to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings outstanding under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as it's National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate to encumber assets or to sell significant portions of its assets.

6.    Contingencies
The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, resolution of these actions will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.    Net Earnings Per Share
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

Options to purchase 251,438 shares of common stock at a weighted average price of $21.62 per share were outstanding during the second quarter of fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options expire on September 3, 2006, through November 24, 2008.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and six month periods indicated of Fiscal Year 1999 as compared to the same periods of Fiscal Year 1998.

                                              Three Months Ended              Six  Months Ended
                                         ---------------------------   -------------------------------
                                                            Percent                       Percent
                                                            Increase                      Increase
($ in thousands)                         2/28/99  2/28/98  (Decrease)  2/28/99  2/28/98  (Decrease)
------------------------------------------------------------------------------------------------------
Consolidated
  Operating Revenues ....................$31,087   $49,708   (37.5)%    $52,729    $87,156     (39.5)%
  Cost of Operating Revenues ............$23,426   $35,853   (34.7)     $40,390    $63,744     (36.6)
  Gross Profit ..........................$ 7,661   $13,855   (44.7)     $12,339    $23,412     (47.3)
  Gross Margin ...........................  24.6%     27.9%      -         23.4%      26.9%        -
  Selling, Eng. & Research, and
    G&A Expense .........................$ 3,475   $ 4,013   (13.4)     $ 6,953    $ 7,600      (8.5)
  Operating Income ......................$ 4,186   $ 9,842   (57.5)     $ 5,386    $15,812     (65.9)
  Operating Margin ......................   13.5%     19.8%                10.2%      18.2%        -
  Interest Income, net ..................$   671   $   767   (12.5)     $ 1,412    $ 1,558      (9.4)
  Other Income, net .....................$    68   $     2     N/A      $   230    $   193      19.2
  Income Tax Provision ..................$ 1,576   $ 3,448   (54.3)     $ 2,249    $ 5,708     (60.6)
  Effective Income Tax Rate .............   32.0%     32.5%      -         32.0%      32.5%                    -
  Net Earnings...........................$ 3,349   $ 7,163   (53.3)%    $ 4,779    $11,855     (59.7)%

As the above table displays, operating revenues for the three month period ended February 28, 1999 decreased 37.5 percent ($18.6 million) from the comparable period of the prior year. The decrease in second quarter revenue was the result of a 39 percent ($13.8 million) decrease in domestic irrigation equipment revenues, a 31 percent ($1.9 million) decrease in export irrigation equipment revenues and a 37 percent ($2.9 million) decrease in diversified products and other revenues.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

For the six month period ended February 28, 1999, operating revenues were down
39.5 percent ($34.4 million) from the comparable period of the prior year. U.S. irrigation equipment revenue was off 41 percent ($23.7 million), export irrigation equipment revenue was off 35 percent ($5.1 million) and diversified products and other revenues for the six month period were off 37 percent ($5.6 million).

Lindsay believes that the long-term demand drivers for irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in both its U.S. market and in its markets outside the U.S. However, these long-term demand drivers are currently being more than offset in the U.S. by the expectation of lower farm income in calendar 1999. This expectation of lower farm income in the U.S. is the result of low crop and other agricultural commodity prices due to near record 1998 production in the U.S. (increased supply) occurring concurrently with the economic downturn in Asia and other developing economic regions leading to a reduced ability in those regions for the purchase and importation of grain and meat commodities (reduced demand).

Consistent with the Company's expectation of lower full year demand for irrigation equipment in the U.S. market, Lindsay reduced the use of it's "floor plan" marketing program with its dealers during the first half of fiscal 1999. Only approximately three percent of Lindsay's U.S. pivot sales during the first half of fiscal 1999 were floor plan units compared to 11 percent during the first half of fiscal 1998. Lindsay's "floor plan" marketing program uses price incentives to encourage dealers to take delivery of equipment prior to the Company's peak domestic selling season, which runs January through May.

Domestic irrigation equipment pricing (net of discounts and promotional program allowances) on units shipped and sold during the three months ended February 28, 1999 was, on average, approximately two percent under that of the prior year's comparative three month period. Irrigation equipment costs (at standard cost and before warranty expenses) on units shipped and sold during the second quarter of fiscal 1999 were, on average, approximately two percent under that of the prior year's second quarter.

Export Irrigation equipment revenues for both the three and six month periods ended February 28, 1999, were negatively affected by the same low agricultural commodity price situation that effected the U.S. irrigation equipment market.

Both year-to-date and second quarter fiscal 1999 diversified products and other revenues were lower primarily due to reduced sales of agricultural related outsource manufacturing products to Deere & Company and New Holland North America, Inc. Large diameter tubing revenues during both the six month and three month periods of fiscal 1999 were also lower than the prior year's comparative periods, but to a lesser degree. Outsource manufacturing product revenue due to our sales to Caterpillar Inc. were essentially equal to the prior year's comparable periods.

                       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Gross margin for the three months ended February 28, 1999, as a percent of operating revenues, was 24.6 percent, down from 27.9 percent of the prior year's comparative period. For the six months ended February 28, 1999, gross margin as a percent of operating revenues was 23.4 percent as compared to 26.9 percent for the six months ended February 28, 1998. Reduced manufacturing throughput resulted in unfavorable manufacturing overhead variances (as compared to the prior year's comparable periods) which negatively impacted the Company's gross margin.

Selling, general and administrative, and engineering and research expenses for the three month period ended February 28, 1999, were $3.5 million as compared to $4.0 million during the prior year's comparative period. For the six month period, fiscal 1999 selling, general and administrative, and engineering and research expenses totaled $7.0 million as compared to $7.6 million in fiscal 1998. Lower wage and salary and costs (due primarily to lower bonus earn out accruals) generated the majority of the reduction in selling, general and administrative and engineering and research expenses for both the three and six month periods.

The effective tax rate for both the three month and six month periods ended February 28, 1999 was 32.0 percent. This compares to an effective tax rate of
32.5 percent for both the comparable three month and six month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 35.8 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations of $3.1 million for the first six months of fiscal 1999 compared to cash flows provided by operations of $5.3 million for the first six months of fiscal 1998. The cash flows provided by operating activities in fiscal 1999 was primarily due to net earnings partially offset by increased receivables. Fiscal 1998 cash flows provided by operating activities was principally due to an increase in accounts payable and net earnings partially offset by increased receivables.

Receivables of $17.6 million at February 28, 1999 increased $3.5 million from $14.1 million at August 31, 1998 and decreased $12.8 million from $30.4 million at February 28, 1998. The increase from August 31, 1998, was principally due to the higher level of U.S. irrigation equipment sales activity during February 1999 as compared to August 1998. The decrease from February 28, 1998, was primarily due to the lower level of sales and reduced use of a marketing program that offered deferred payment terms to our dealers. Inventories at February 28, 1999, totaled $9.7 million, lower than their $10.2 million balance at August 31, 1998 and $10.8 million balance at February 28, 1998.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Current liabilities of $17.1 million at February 28, 1999 are comparable to their $16.8 million balance at August 31, 1998 and lower than their $24.5 million balance at February 28, 1998. The increase from August 31, 1998 is principally due to increased trade payables and a higher accrual for taxes payable partially offset by a lower accrual for payroll and vacation pay. The decrease from February 28, 1998 is primarily due to decreased trade payables and lower accruals for taxes payable and payroll and vacation pay partially offset by a higher accrual for international dealer prepayments.

Cash flows provided by investing activities of $7.4 million for the first six months of fiscal 1999 compared to cash flows used in investing activities of $0.6 million for the first six months of fiscal 1998. The cash flows provided by investing activities in fiscal 1999 was attributable to maturities of marketable securities partially offset by capital expenditures. Fiscal 1998 cash flows used in investing activities was primarily due to purchases of marketable securities and capital expenditures partially offset by proceeds from marketable securities.

Lindsay's cash and short-term marketable securities totaled $21.9 million at February 28, 1999, as compared to $22.5 million at August 31, 1998, and $11.3 million at February 28, 1998. At February 28, 1999, Lindsay had $31.6 million invested in long-term marketable securities which represent intermediate term (one to two and one-half year maturities) municipal debt, as compared to $43.2 million at August 31, 1998 and from $45.7 million at February 28, 1998.

Cash flows used in financing activities of $13.6 million for the first six months of fiscal 1999 increased from $8.9 million for the first six months of fiscal 1998 and for both periods was primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance of common stock under Lindsay's employee stock option plan.

Lindsay's equity decreased to $82.1 million at February 28, 1999 from $90.9 million at August 31, 1998, due to its net earnings of $4.8 million, less $13.3 million used to repurchase 867,262 shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.6 million from the issuance of 61,971 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $0.9 million. Lindsay's equity at February 28, 1998 was $90.0 million.

Capital expenditures totaling $1.6 million for the first six months of 1999 were used primarily for converting a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility, and a new employee breakroom and office renovation and expansion. Lindsay expects its fiscal 1999 capital expenditures to be approximately $4.0 to $5.0 million which will be used primarily to improve Lindsay's existing facilities and expand its manufacturing capabilities.

Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's expansion into diversified products compliments its irrigation operations by using available capacity and reducing seasonality.

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

Approximately 18 and 16 percent of Lindsay's operating revenues for the first six months of 1999 and 1998 respectively, were generated from export sales. For the full year of 1998, approximately 18 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

YEAR 2000 ISSUES

The Company, in late fiscal 1996, began to informally address Year 2000 issues with its Information Technology ("IT") systems with a decision to replace its in-house-developed manufacturing and financial software with Year 2000 compliant standardized Enterprise Resource Planning ("ERP") software. Management selected Software Systems Associates, Inc.'s ("BPCS") ERP software in early 1997. Hardware procurement and BPCS ERP software implementation progressed during fiscal 1997, fiscal 1998 and year-to-date fiscal 1999. Implementation of this BPCS ERP software is estimated to be 75 to 80% complete as of February 28, 1999.

Additionally, the Company, in March 1998, commenced a more comprehensive review of its Year 2000 issues with the formation of a Year 2000 Task Force. This task force has inventoried and assessed both its IT and non-IT systems (embedded technology such as micro-controllers or programmable logic controllers in manufacturing equipment or in the products Lindsay sells). The task force is continuing the process of inventorying, assessing and confirming the Year 2000 compliance status of the Company's critical suppliers and third-party providers.

The Company believes that 75 to 85% of the remediation work to become Year 2000 compliant has been completed, however little final testing has been performed. Lindsay believes that it will be fully Year 2000 compliant in the July 1999, through October 1999, timeframe.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Lindsay believes that its costs for becoming Year 2000 compliant are expected to total approximately $2.5 million of which 80% has been incurred to date (approximately $0.9 million in both fiscal 1997 and 1998 and $0.2 million in year-to-date fiscal 1999). These costs include hardware costs, software costs and outside consulting costs but do not include the costs for time that its employees have or are expected to spend on Year 2000 issues.

The Company believes that its most reasonable likely worst case Year 2000 scenario includes a short-term interruption in its ability to manufacture and ship product because: (1) one or more of the company's suppliers or third-party providers are unable to provide the material or services expected, and (2) one or more parts of the Company's IT or non-IT systems operate incorrectly.

Because of the progress which has been made toward achieving Year 2000 compliance, the Company has not made specific formal contingency plans. However, informal contingency plans have been made. If knowledge of outside providers' noncompliance becomes evident or events occur that are adverse to the Company's plan for compliance, the Company will develop and implement specific formal contingency plans as required. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT or non-IT systems, or that Year 2000 related failures by suppliers or third parties with which the Company interacts, will not have a material effect on the Company.

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

CONCERNING FORWARD LOOKING STATEMENTS - This Report on Form 10-Q, including the Management's Discussion and Analysis, Year 2000 and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Report should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements; availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

Item 4.  Submission of Matters to a Vote of Security Holders
Lindsay's annual shareholder's meeting was held on January 26, 1999. The shareholders voted to elect two directors, and to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending August 31, 1999. There were 13,146,657 shares of common stock entitled to vote at the meeting and a total of 12,730,066 shares (96.83%) were represented at the meeting.

1.  ELECTION OF DIRECTORS:                       FOR          WITHHELD
    John W. Croghan                           12,706,462       23,604
    Michael N. Christodolou                   12,697,615       32,451

2. AUDITORS. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended August 31, 1999
FOR - 12,712,711    AGAINST - 10,839     ABSTAIN - 6,516     BROKER NON-VOTE - 0

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibits -
     4    -   Specimen Form of Common Stock Certificate incorporated by
              reference to Exhibit 4 to the Company's Report on Form 10-Q for
              the fiscal quarter ended November 30, 1997.
    27    -   Financial Data Schedule
(b)  Reports on Form 8-K -
     No Form 8-K was filed during the quarter ended February 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.






Date: March 16, 1999                          Bruce C. Karsk
      --------------                    -------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: March 16, 1999                         Ralph J. Kroenke
      --------------                    ------------------------
                                             Ralph J. Kroenke
                                                Controller