Form 10-Q
period 1999-05-31
LINDSAY MANUFACTURING CO
filed 1999-07-06
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)
    x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 1999 OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------                SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ___________

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


                                                  12,541,358
                                  ---------------------------------------------
                                  Outstanding Common Shares as of June 17, 1999

Exhibit index is located on page 2.

Total number of pages 16.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES


                                      INDEX



                                                                      Page No.
                                                                      --------

Part I - Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets, May 31, 1999 and 1998
     and August 31, 1998                                                3

     Consolidated Statements of Operations for the three
     months and nine months ended May 31, 1999 and 1998                 4

     Consolidated Statements of Cash Flows for the nine
     months ended May 31, 1999 and 1998                                 5

     Notes to Consolidated Financial Statements                         6-8

     Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Position                                  8-13

     Item 3.  Quantitative and Qualitative Disclosures about
     Market Risk                                                        14

Part II - Other Information

     Item 1.  Legal Proceedings                                         14

     Item 6.  Exhibits and Reports on Form 8-K                          14


Signatures                                                              15


Exhibit Index

    27 - Financial Data Schedule                                        16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           Lindsay Manufacturing Co.
                          CONSOLIDATED BALANCE SHEETS
                   May 31, 1999 and 1998 and August 31, 1998
                      ($ in thousands, except par values)

---------------------------------------------------------------------------------------------
                                                               (Unaudited (Unaudited)
                                                                   May       May      August
                                                                   1999      1998      1998
                                                                --------- --------- ---------
ASSETS
Current assets:
  Cash and cash equivalents..................................   $  6,926  $ 10,869  $  3,794
  Marketable securities......................................     18,924    15,025    18,704
  Receivables................................................     17,949    25,457    14,066
  Inventories................................................      6,568     8,737    10,198
  Deferred income taxes......................................      3,796     3,837     3,861
  Other current assets.......................................        267       269        92
                                                                --------- --------- ---------
    Total current assets.....................................     54,430    64,194    50,715
Long-term marketable securities..............................     31,171    40,459    43,164
Property, plant and equipment, net...........................     14,587    12,571    14,071
Other noncurrent assets......................................      1,020     1,143       964
                                                                --------- --------- ---------
Total assets.................................................   $101,208  $118,367  $108,914
                                                                ========= ========= =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade....................................   $  3,621  $  4,654  $  4,936
  Other current liabilities..................................     14,015    13,859    11,723
  Current portion of capital lease obligation................        147       153       142
                                                                --------- --------- ---------
    Total current liabilities................................     17,783    18,666    16,801
Other noncurrent liabilities.................................      1,052     1,221     1,125
Obligation under capital lease less current portion...........         0       147       108
                                                                --------- --------- ---------
Total liabilities............................................     18,835    20,034    18,034
                                                                --------- --------- ---------
Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      May 1999 and 1998 and August 1998)
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,056,595, 16,982,068 and 16,993,949 shares
      issued in May 1999 and 1998 and August 1998)...........     17,057    16,982    16,994
    Capital in excess of stated value........................      1,446         0       855
    Retained earnings........................................    132,710   121,414   123,764
    Less treasury stock, (at cost, 4,515,237, 2,994,045 and
      3,399,788 shares in May 1999 and 1998 and August 1998).    (68,840)  (40,063)  (50,733)
                                                                --------- --------- ---------
Total shareholders' equity...................................     82,373    98,333    90,880
                                                                --------- --------- ---------
Total liabilities and shareholders' equity...................   $101,208  $118,367  $108,914
                                                                ========= ========= =========

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and nine months ended May 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended               Nine Months Ended
                                                  --------------------------     -----------------------------
                                                      May            May              May              May
                                                      1999          1998             1999             1998
                                                  -----------   ------------     ------------     ------------

Operating revenues..........................      $   42,990    $    43,904      $    95,719      $   131,060
Cost of operating revenues..................          31,680         31,711           72,070           95,455
                                                  -----------   ------------     ------------     ------------
Gross profit................................          11,310         12,193           23,649           35,605
                                                  -----------   ------------     ------------     ------------

Operating expenses:
  Selling expense...........................           1,268          1,479            3,688            4,137
  General and administrative expense........           2,253          2,136            5,914            6,209
  Engineering and research expense..........             425            435            1,297            1,304
                                                  -----------   ------------     ------------     ------------
Total operating expenses....................           3,946          4,050           10,899           11,650
                                                  -----------   ------------     ------------     ------------
Operating income............................           7,364          8,143           12,750           23,955
Interest income, net........................             676            784            2,088            2,342
Other income, net...........................              78          4,107              308            4,300
                                                  -----------   ------------     ------------     ------------
Earnings before income taxes................           8,118         13,034           15,146           30,597
Income tax provision........................           2,598          4,237            4,847            9,945
                                                  -----------   ------------     ------------     ------------
Net earnings................................      $    5,520    $     8,797      $    10,299      $    20,652
                                                  ===========   ============     ============     ============


Basic net earnings per share................      $     0.44    $      0.63      $      0.79      $      1.48
                                                  ===========   ============     ============     ============

Diluted net earnings per share..............      $     0.42    $      0.60      $      0.77      $      1.41
                                                  ===========   ============     ============     ============


Average shares outstanding..................          12,685         13,946           13,026           13,996
Diluted effect of stock options.............             430            609              397              653
                                                   ----------    -----------      -----------      -----------
Average shares outstanding assuming dilution          13,115         14,555           13,423           14,649
                                                   ==========    ===========      ===========      ===========


Cash dividends per share....................      $    0.035    $     0.033      $     0.105      $     0.090
                                                  ===========   ============     ============     ============

    The accompanying notes are an integral part of the financial statements.

                           Lindsay Manufacturing Co.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1999 and 1998
                                ($ in thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------
                                                                                 May         May
                                                                                1999         1998
                                                                             ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................   $  10,299    $ 20,652
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization.......................................       1,942       1,695
      Amortization of marketable securities premiums, net.................         142         131
      (Gain) on sale of fixed assets......................................         (90)       (145)
      (Gain) on maturities of marketable securities held-to-maturity......          (5)         (1)
      Provision for uncollectible accounts receivable.....................          (2)          0
      Deferred income taxes...............................................          65         710
   Changes in assets and liabilities:
      Receivables.........................................................      (3,881)     (6,557)
      Inventories.........................................................       3,630       1,258
      Other current assets................................................        (175)       (192)
      Accounts payable....................................................      (1,315)       (339)
      Other current liabilities...........................................      (1,161)     (2,047)
      Current taxes payable...............................................       3,453       1,569
      Other noncurrent assets and liabilities.............................        (129)       (136)
                                                                             ----------   ---------
   Net cash provided by operating activities..............................      12,773      16,598
                                                                             ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................      (2,480)     (2,984)
   Proceeds from sale of property, plant and equipment....................         112         157
   Purchases of marketable securities held-to-maturity....................        (500)     (6,675)
   Proceeds from maturities of marketable securities held-to-maturity.....      12,136       8,940
                                                                             ----------   ---------
   Net cash provided by (used in) investing activities....................       9,268        (562)
                                                                             ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation......................        (103)       (111)
   Proceeds from issuance of common stock under stock option plan.........         654         708
   Dividends paid.........................................................      (1,353)     (1,256)
   Purchases of treasury stock............................................     (18,107)     (8,739)
                                                                             ----------   ---------
   Net cash used in financing activities..................................     (18,909)     (9,398)
                                                                             ----------   ---------
   Net increase in cash and cash equivalents..............................       3,132       6,638
   Cash and cash equivalents, beginning of period.........................       3,794       4,231
                                                                             ----------   ---------
   Cash and cash equivalents, end of period...............................   $   6,926    $ 10,869
                                                                             ==========   =========
Supplemental Cash Flow Information:
   Income taxes paid......................................................   $   1,356    $  7,652
   Interest paid..........................................................   $       6    $     39

    The accompanying notes are an integral part of the financial statements.

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General
The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co. (the "Company" or "Lindsay") August 31, 1998 Annual Report to Shareholders.

In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

2. Cash Equivalents, Marketable Securities and Long-Term Marketable Securities Cash equivalents are included at cost, which approximates market. At May 31, 1999, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

Investments in the held-to-maturity category are included in marketable securities ($18.9 million) and long-term marketable securities ($31.2 million). The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $50.1 million, $0.4 million, $0.0 million, and $50.5 million, respectively. There have not been any sales of held-to-maturity securities for the first nine months of Fiscal 1999. In the held-to-maturity category, $18.9 million in securities mature within one year and $31.2 million have maturities ranging from one to three and one-fourth years.

3.  Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                   (in thousands)
                                          ----------------------------------
                                            May          May         August
                                            1999         1998         1998
                                          ---------    ---------    --------
Total manufactured goods
   First-in, first-out inventory          $10,294      $12,960      $14,361

   LIFO reserves                           (2,791)      (3,577)      (3,228)

   Obsolescence reserve                      (935)        (646)        (935)
                                          ---------    ---------    --------
Total inventories                         $ 6,568      $ 8,737      $10,198
                                          =========    =========    ========

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                             May          May        August
                                            1999         1998         1998
                                           -------      -------      -------
Raw materials                                18%          19%          18%
Work in process                               6%           6%           6%
Purchased parts                              35%          30%          35%
Finished goods                               41%          45%          41%

4.    Property, Plant and Equipment
Property, plant and equipment are stated at cost.

                                                    (in thousands)
                                            ---------------------------------
                                              May          May        August
                                             1999         1998         1998
                                            -------      -------      -------
Plant and equipment:
     Land                                   $    70      $    70      $    70
     Buildings                                5,043        5,113        5,043
     Equipment                               26,684       24,387       25,023
     Other                                    5,492        3,938        5,280
Capital lease:
     Equipment                                  458          458          458
                                            -------      -------      -------
Total plant, equipment & capital lease       37,747       33,966       35,874
Accumulated depreciation & amortization:
     Plant and equipment                    (22,968)     (21,308)     (21,690)
     Capital lease                             (192)         (87)        (113)
                                            -------      -------      -------
Property, plant and equipment, net          $14,587      $12,571      $14,071
                                            =======      =======      =======

5.    Credit Arrangements
Lindsay entered into an agreement in December, 1998 for a $10.0 million unsecured revolving line of credit through October 25, 1999 with a commercial bank to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings outstanding under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as it's National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate, to encumer assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

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

                            Lindsay Manufacturing Co.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Options to purchase 140,250 shares of common stock at a weighted average price of $26.41 per share were outstanding during the third quarter of fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options expire on September 3, 2007, through November 6, 2007.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table provides highlights for the three month and nine month periods indicated of Fiscal Year 1999 as compared to the same periods of Fiscal Year 1998.

                                              Three Months Ended             Nine Months Ended
                                          ---------------------------   -----------------------------
                                                            Percent                       Percent
                                                            Increase                      Increase
($ in thousands)                          5/31/99  5/31/98  (Decrease)  5/31/99  5/31/98  (Decrease)
-----------------------------------------------------------------------------------------------------
Consolidated
  Operating Revenues .....................$42,990  $43,904    (2.1)%    $ 95,719  $131,060   (27.0)%
  Cost of Operating Revenues .............$31,680  $31,711    (0.1)     $ 72,070  $ 95,455   (24.5)
  Gross Profit ...........................$11,310  $12,193    (7.2)     $ 23,649  $ 35,605   (33.6)
  Gross Margin ...........................   26.3%    27.8%                 24.7%     27.2%
  Selling, Eng. & Research, and
    G&A Expense ..........................$ 3,946  $ 4,050    (2.6)     $ 10,899  $ 11,650    (6.4)
  Operating Income .......................$ 7,364  $ 8,143    (9.6)     $ 12,750  $ 23,955   (46.8)
  Operating Margin .......................   17.1%    18.6%                 13.3%     18.3%
  Interest Income, net ...................$   676  $   784   (13.8)     $  2,088  $  2,342   (10.8)
  Other Income, net ......................$    78  $ 4,107   (98.1)     $    308  $  4,300   (92.8)
  Income Tax Provision ...................$ 2,598  $ 4,237   (38.7)     $  4,847  $  9,945   (51.3)
  Effective Income Tax Rate ..............   32.0%    32.5%                 32.0%     32.5%
  Net Earnings............................$ 5,520  $ 8,797   (37.3)%    $ 10,299  $ 20,652   (50.1)%

As the above table displays, operating revenues for the three month period ended May 31, 1999, were 2.1 percent ($0.9 million) lower than the comparable period of the prior year. The reduction in third quarter revenue was the result of a 1 percent ($0.4 million) increase in U.S. irrigation equipment revenues, a 16 percent ($1.2 million) increase in export irrigation euqipment revenues and a 34 percent ($2.5 million) decrease in diversified products and other revenues.

For the nine month period ended May 31, 1999, operating revenues were down 27.0 percent ($35.3 million) from the comparable period of the prior year. U.S. irrigation equipment revenue was off 27 percent ($23.3 million), export irrigation equipment revenue was off 18 percent ($3.9 million) and diversified products and other revenues for the nine month period were off 36 percent ($8.1 million).

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Lindsay believes that the long-term demand drivers for irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in both its U.S. market and in its markets outside the U.S. However, these long-term demand drivers are currently being somewhat offset in the U.S. by the expectation of lower farm income in calendar 1999. This expectation of lower farm income in the U.S. is the result of low crop and other agricultural commodity prices due to near record 1998 production in the U.S. (increased supply) occurring concurrently with the economic downturn in Asia and other developing economic regions leading to a reduced ability in those regions for the purchase and importation of grain and meat commodities (reduced demand).

U.S. demand for and shipments of center pivots peaked during Lindsay's fiscal third quarter this year - one quarter later than that of the prior two years. In the prior two years the company was able to somewhat smooth the seasonal demand curve in the U.S. market for irrigation equipment by using it's floor plan and other marketing programs to pull orders ahead from the January through May peak selling period. Concerns over weak agricultural commodity prices and anticipated lower farm income, however, caused most farmers to be more conservative in purchasing capital equipment this year, with many delaying their purchase decisions as far into the Spring of 1999 as possible. This dynamic was evidenced by the year-over-year increase in unit volume of our domestic irrigation equipment during our third quarter.

Domestic irrigation equipment pricing (net of discounts and promotional program allowances) on units shipped and sold during the three months ended May 31, 1999 was, on average, approximately equal to that of the prior year's comparative three month period. Irrigation equipment costs (at standard cost and before warranty expenses) on units shipped and sold during the third quarter of fiscal 1999 were, on average, also equal to that of the prior year's third quarter.

Export Irrigation equipment revenues for both the three and nine month periods ended May 31, 1999, were negatively affected by the same low agricultural commodity price situation that affected the U.S. irrigation equipment market. However, Lindsay did have a $2.0 million lateral move irrigation equipment sale and shipment to Romania during the quarter at a gross margin significantly below normal irrigation equipment margins.

Both year-to-date and third quarter fiscal 1999 diversified products and other revenues were lower primarily due to reduced sales of agricultural related outsource manufacturing products to Deere & Company and New Holland North America, Inc. Large diameter tubing revenues during both the nine month and three month periods of fiscal 1999 were also lower than the prior year's comparative periods, but to a lesser degree. Outsource manufacturing product revenue due to our sales to Caterpillar Inc. were only slightly lower than that of the prior year's comparable periods. Deere & Company has notified Lindsay that one group of products which Lindsay has been manufacturing for them will move back to Deere's own facility as part of Deere's strategy to better utilize their own manufacturing capacity. This group of products generated approximately 20 percent of Lindsay projected fiscal 1999 diversified product revenues of $14 to $15 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

Gross margin for the three months ended May 31, 1999, as a percent of operating revenues, was 26.3 percent, down from 27.8 percent of the prior year's comparative period. For the nine months ended May 31, 1998, gross margin as a percent of operating revenues was 24.7 percent as compared to 27.2 percent for the nine months ended May 31, 1998. Reduced manufacturing throughput resulted in unfavorable manufacturing overhead variances (as compared to the prior year's comparable periods) which negatively impacted the Company's gross margin.

Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 1999, were $3.9 million as compared to $4.1 million during the prior year's comparative period. For the nine month period, fiscal 1999 selling, general and administrative, and engineering and research expenses totaled $10.9 million as compared to $11.7 million in fiscal 1998. Lower wage and salary costs (due primarily to lower bonus earn out accruals) partially offset by higher legal fee and legal settlement accruals generated the majority of the reduction in selling, general and administrative and engineering and research expenses for both the three and nine month periods.

The $4.0 million decline in other income during both the third quarter and year-to-date of fiscal 1999 as compared to the prior year's comparative periods was due to fiscal 1998's $4.0 million litigation settlement from an insurer.

The effective tax rate for both the three month and nine month periods ended May 31, 1999 was 32.0 percent. This compares to an effective tax rate of 32.5 percent for both the comparable three month and nine month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, the state economic development tax credits, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 35.8 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed these items through funds provided by operations. Cash flows provided by operations of $12.8 million for the first nine months of fiscal 1999 compared to cash flows provided by operations of $16.6 million for the first nine months of fiscal 1998. The cash flows provided by operating activities in fiscal 1999 was primarily due to net earnings, decreased inventories and decreased current taxes payable partially offset by increased receivables. Fiscal 1998 cash flows provided by operating activities was principally due to net earnings partially offset by increased receivables.

Receivables of $17.9 million at May 31, 1999 increased $3.8 million from $14.1 million at August 31, 1998 and decreased $7.6 million from $25.5 million at May 31, 1998. The increase from August 31, 1998, was principally due to the higher level of U.S. irrigation equipment sales activity during May 1999 as compared to August 1998. The decrease from May 31, 1998, was primarily due to the lower

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

level of sales during May 1999 and reduced use of a marketing program that offered deferred payment terms to our dealers. Inventories at May 31, 1999, totaled $6.6 million, lower than their $10.2 million balance at August 31, 1998 and $8.7 million balance at May 31, 1998.

Current liabilities of $17.8 million at May 31, 1999 are higher than their $16.8 million balance at August 31, 1998 and lower than their $18.7 million balance at May 31, 1998. The increase from August 31, 1998 is principally due to a higher accrual for taxes payable partially offset by decreased trade payables and lower accruals for payroll and vacation pay and international dealer prepayments. The decrease from May 31, 1998 is primarily due to decreased trade payables and a lower accrual for payroll and vacation partially offset by higher accruals for taxes payable and legal fee and legal settlement.

Cash flows provided by investing activities of $9.3 million for the first nine months of fiscal 1999 compared to cash flows used in investing activities of $0.6 million for the first nine months of fiscal 1998. The cash flows provided by investing activities in fiscal 1999 was attributable to maturities of marketable securities partially offset by capital expenditures and purchases of marketable securities. Fiscal 1998 cash flows used in investing activities was primarily due to purchases of marketable securities and capital expenditures partially offset by proceeds from marketable securities.

Lindsay's cash and short-term marketable securities totaled $25.9 million at May 31, 1999, as compared to $22.5 million at August 31, 1998, and $25.9 million at May 31, 1998. At May 31, 1999, Lindsay had $31.2 million invested in long-term marketable securities which represent intermediate term (one to three and one-fourth year maturities) municipal debt, as compared to $43.2 million at August 31, 1998 and from $40.5 million at May 31, 1998.

Cash flows used in financing activities of $18.9 million for the first nine months of fiscal 1999 increased from $9.4 million for the first nine months of fiscal 1998 and for both periods was primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance of common stock under Lindsay's employee stock option plan.

Lindsay's equity decreased to $82.4 million at May 31, 1999 from $90.9 million at August 31, 1998, due to its net earnings of $10.3 million, less $18.1 million used to repurchase 1,115,449 shares of common stock per Lindsay's previously announced stock repurchase plan, plus the proceeds of $0.7 million from the issuance of 62,646 shares of common stock under Lindsay's employee stock option plan, less dividends paid of $1.4 million. Lindsay's equity at May 31, 1998 was $98.3 million.

Capital expenditures totaling $2.5 million for the first nine months of 1999 were used primarily for converting a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility, and a new employee breakroom and office renovation and expansion. Lindsay expects its fiscal 1999 capital expenditures to be approximately $4.0 to $5.0 million which will be used primarily to improve Lindsay's existing facilities, complete the new employee breakroom and office renovation and expansion and expand its manufacturing capabilities.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDIITON
                                   (Continued)

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

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which in turn, depends upon many factors, including total worldwide crop production, profitability of agricultural production, commodity prices, aggregate net farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, and regularity of rainfall.

Approximately 18 and 16 percent of Lindsay's operating revenues for the first nine months of 1999 and 1998 respectively, were generated from export sales. For the full year of 1998, approximately 18 percent of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or irrevocable letters of credit which are confirmed by a U.S. bank or other secured means.

YEAR 2000 ISSUES

The Company, in late fiscal 1996, began to informally address Year 2000 issues with its Information Technology ("IT") systems with a decision to replace its in-house-developed manufacturing and financial software with Year 2000 compliant standardized Enterprise Resource Planning ("ERP") software. Management selected Systems Software Associates, Inc.'s ("BPCS") ERP software in early 1997. Hardware procurement and BPCS ERP software implementation progressed during fiscal 1997, fiscal 1998 and year-to-date fiscal 1999. Implementation of the manufacturing modules of this BPCS ERP software is estimated to be 90 to 95% complete as of May 31, 1999. Implementation of the financial modules of the BPCS ERP software will be undertaken in Fiscal 2000.

Additionally, the Company, in March 1998, commenced a more comprehensive review of its Year 2000 issues with the formation of a Year 2000 Task Force. This task force has inventoried and assessed both its IT and non-IT systems (embedded technology such as micro-controllers or programmable logic controllers in manufacturing equipment or in the products Lindsay sells). The task force is continuing the process of inventorying, assessing and confirming the Year 2000 compliance status of the Company's critical suppliers and third-party providers. To date, 84 percent of these suppliers have responded to our inquiry indicating full year 2000 compliance or expected year 2000 compliance prior to December 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Continued)

The Company believes that 90 to 95% of the remediation work to become Year 2000 compliant has been completed, however final testing is continuing. Lindsay believes that it will be fully Year 2000 compliant in the September 1999,/ October 1999, timeframe.

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

The Company believes that its most reasonable likely worst case Year 2000 scenario includes a short-term interruption in its ability to manufacture and ship product because: (1) one or more of the company's suppliers or third- party providers are unable to provide the material or services expected, and (2) one or more parts of the Company's IT or non-IT systems operate incorrectly.

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

                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial condition, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     4 - Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997

     27 - Financial Data Schedule

(b)  Reports on Form 8-K -

     No Form 8-K was filed during the quarter ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LINDSAY MANUFACTURING CO.





Date: July 2, 1999                            Bruce C. Karsk
      ------------                      -------------------------
                                              Bruce C. Karsk
                             Vice President - Finance, Treasurer and Secretary;
                                 Principal Financial and Accounting Officer






Date: July 2, 1999                           Ralph J. Kroenke
      ------------                      ------------------------
                                             Ralph J. Kroenke
                                                Controller