Form 10-K
period 1999-08-31
LINDSAY MANUFACTURING CO
filed 1999-11-29
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from            to

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           47-0554096
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

BOX 156, 214 EAST 2ND STREET, LINDSAY, NEBRASKA               68644
 (Address of principal executive offices)                   (Zip Code)

402-428-2131
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------                        -----------------------------------------
Common Stock, $1.00 par value         New York Stock Exchange, Inc.(Symbol LNN)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of November 16, 1999, 12,408,614 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (7,716,413 shares) was $141,306,813 based upon the final sales price on the New York Stock Exchange, Inc. on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the January 25, 2000, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 28-30.

ITEM 1 - BUSINESS

(a) Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its "Zimmatic" trademark, of electrically powered center pivot and lateral move irrigation systems for use to irrigate agricultural crops. Additionally, the Company manufactures and markets repair and replacement parts for its Zimmatic irrigation systems. Lindsay also produces and sells large diameter thin wall steel tubing and manufactures and assembles products for other manufacturers (such as corn planters and sub-assemblies for construction equipment).

         Lindsay was founded in 1955 and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988 at which time it became a separate public corporation.

(b) Industry segment information is included in Part II, Item 8, Footnote M on page 25.

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

         A typical center pivot for the U.S. market is approximately 1,250 feet long and is designed to circle within a standard quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical center pivot for the international market is also approximately 1,250 feet long. Center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres.

         A center pivot system represents a significant investment to a farmer. A typical center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 165,000 to 175,000 center pivot irrigation systems in operation worldwide, resulting in an active repair and replacement parts business.

         Types Of Irrigation - Competitive Products. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Note that a significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly or rolling terrain or fields. In "drip" or "trickle" irrigation, perforated pipe is installed on the ground or buried underground at the root level. Several other types of mechanical devices irrigate the remaining irrigated acres. These other types of mechanical devices are not generally being replaced and no longer generate significant sales.

         Center pivot and lateral move irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; it can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; it can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; it can also be used for the application of fertilizers, insecticides, herbicides or other chemicals (termed "chemigation"); and it conserves water and chemicals through precise control of the amount and timing of its application.

         Markets - General. Water is an essential and critical requirement for crop production, and the extent, regularity and frequency of water application can be a critical determinant in crop quality and yield.

         The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the increased value of crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.

         In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. Selection of center pivot or lateral move systems, over competitive types of irrigation, is aided by the fact that agricultural production is continually forced to become more efficient in its use of the basic natural resources of land, water and energy. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water and energy. As center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized, Lindsay expects demand for center pivots and lateral moves to increase relative to other irrigation methods.

         United States Market. The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or technologically outmoded; and conversion of dry land farming to irrigated farm land.

         In the United States, Lindsay sells its irrigation systems to approximately 200 independent dealers, who resell to their customer, the farmer. Dealers assess their customer's requirements, assemble and erect the system in the field from the parts delivered from Lindsay, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, which also deal in related products, such as well drilling and pumping equipment, farm implements, grain handling and storage systems or farm structures.

         International Market. Over the years, Lindsay has sold center pivot and lateral move irrigation systems in over 90 countries. Essentially all foreign sales are in U.S. dollars and are essentially all shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

         Lindsay's export markets differ significantly with respect to need for irrigation, ability to pay, demand, customer type, government support system, marketing and sales methods, equipment requirements and difficulty of on-site erection. Lindsay's industry position is such that Lindsay believes that it will be approached as a potential supplier for most major international agricultural developments utilizing center pivot or lateral move irrigation systems. The following table describes Lindsay's total revenues for the past three years.




($ IN THOUSANDS)                                           FISCAL YEAR ENDED AUGUST 31,
                                 ---------------------------------------------------------------------------
                                    1999         1999         1998         1998         1997         1997
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                              % of Total                % of Total               % of Total
                                  Revenues     Revenues     Revenues     Revenues     Revenues     Revenues
                                 ----------   ----------   ----------   ----------   ----------   ----------

Europe & Africa ..............   $    7,769            5   $    7,753            5   $    9,781            6
Mexico & Latin America .......        6,709            6        8,235            5       15,108
                                                                                                          10
Other Export .................        8,070            9       11,786            8        7,386
                                                                                                           5
Domestic .....................       94,103           80      127,933           82      126,052           79
                                 ----------   ----------   ----------   ----------   ----------   ----------
               Total .........   $  116,651          100   $  155,707          100   $  158,327          100

         Competition. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while six manufacturers remain today. Lindsay believes that it has a center pivot and lateral move irrigation equipment U.S. market share of approximately 25 to 30 percent and an export market share of approximately 40 percent.

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

DIVERSIFIED PRODUCTS

Seeking to expand the throughput of its manufacturing facility and operation, the company began in 1987 to more fully utilize off-season capacity by providing outsource manufacturing services and selling large-diameter steel tubing. Lindsay's customer base includes some of the country's most demanding industrial companies, including Caterpillar Inc., Deere & Company and New Holland North America, Inc. Each benefits from Lindsay's design and engineering capabilities as well as the company's ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, punching, forming, galvanizing and hydraulic, electrical and mechanical assembly. Management's goal is to grow this segment to 20 to 25% of total sales, primarily by broadening the range of services Lindsay provides for its existing customer base. As irrigation equipment manufacturing becomes even more sophisticated, so too will Lindsay's outsource manufacturing capabilities.

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

ORDER BACKLOG

As of August 31, 1999 and 1998, Lindsay had an order backlog of $14.6 million and $14.1 million, respectively. At fiscal year end 1999, Lindsay had a $9.7 million order backlog for irrigation equipment. This was an increase of 41% from fiscal year end 1998's irrigation equipment order backlog of $6.9 million. Lindsay began fiscal 1999 with farmers somewhat dismayed over the significant drop in agricultural commodity prices. For some farmers, the anticipation of lower prices and lower income meant fewer capital expenditures; for others it only delayed their purchase decision until Lindsay's third quarter when they were better able to assess their financial health. This effect on timing is evident in the Company's irrigation equipment backlog. At year end fiscal 1999, order backlog for diversified products totaled $4.9 million, down 32% from $7.2 million at fiscal year end 1998. The reduction in diversified products order backlog is due to a softer demand outlook or revised order placement procedures for the products that the Company manufactures for its three major outsource manufacturing customers.

         Lindsay manufactures a center pivot or lateral move system only upon a dealer's firm order for both the U.S. and export markets. Orders from U.S. dealers are accompanied with a $1000 (approximately 4 percent of sales price) down payment. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer.

RAW MATERIALS AND COMPONENTS

Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Lindsay has, on occasion, faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 1999, 1998 and 1997, were $4.0 million, $5.1 million and $3.8 million, respectively. Fiscal 1999 capital expenditures were used primarily for a new employee breakroom and office renovation and expansion, routine replacement and updating of manufacturing equipment and additional work on converting a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility. Capital expenditures for fiscal year 2000 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity. The Company expects annual capital expenditures for plant expansion over the next several years to approximate the $3.0 to $4.0 million level per year.

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

EMPLOYEES

The number of persons employed by Lindsay at fiscal year end 1999, 1998 and 1997 were 480, 551 and 553, respectively. Lindsay currently employs approximately 500 persons. None of Lindsay's employees are represented by a union.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, Lindsay is subject to numerous laws and regulations which govern occupational health and safety and the discharge and disposal of materials into the environment. Lindsay believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at the Lindsay, Nebraska facility. Although management believes that all currently required permits have been obtained by Lindsay, as with all such permits, they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with environmental regulations or standards can be achieved only through additional capital and operational expenditures.

SUBSIDIARIES

Lindsay has two wholly owned operating subsidiaries: Lindsay International Sales Corporation and Lindsay Transportation, Inc. Since 1996, international sales personnel have been located at the corporate office in Lindsay, Nebraska as part of Lindsay International Sales Corporation, which conducts foreign sales operations for Lindsay. Lindsay Transportation, Inc. was formed in 1975. It owns approximately 110 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay also has three non-operational subsidiaries.

ITEM 2 - PROPERTIES

Lindsay owns and occupies 43 acres in Lindsay, Nebraska. Its manufacturing operation has eight separate buildings, with approximately one-half million square feet of manufacturing area under roof. With the Company's current manufacturing capacity, the Company believes it can increase sales without a major investment in facilities and capital equipment.

ITEM 3 - LEGAL PROCEEDINGS

Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for January 25, 2000.


                                 AGE                POSITION WITH THE COMPANY
                                 ---                -------------------------

Gary D. Parker                   54         Chairman, President and Chief Executive Officer
Eduardo R. Enriquez              59         Vice President - International
Bruce C. Karsk                   47         Vice President - Finance, Treasurer and
                                            Secretary
Clifford P. Loseke               61         Vice President - Manufacturing
Charles H. Meis                  53         Vice President - Engineering
Robert S. Snoozy                 53         Vice President - Domestic Sales

         Mr. Gary D. Parker is Chairman, President and Chief Executive Officer of Lindsay, and has held such positions since December 1989. Prior to that time, and since 1984, he was President and Chief Executive Officer of Lindsay. He served as Executive Vice President from 1978 to 1984. Mr. Parker has been a Director since 1978. Mr. Parker began his employment with Lindsay in 1971.

         Mr. Eduardo R. Enriquez is President of Lindsay International Sales Corporation and has served in that capacity and as Vice President - International of Lindsay since May of 1986. Prior to that time, and since 1981, he was Vice President - Sales of Lindsay International Sales Corporation. Mr. Enriquez began his employment with Lindsay in 1981.

         Mr. Bruce C. Karsk is Vice President - Finance, Treasurer and Secretary of Lindsay and has held such positions since 1984. Prior to that time, and since 1981, Mr. Karsk had been the Controller. Mr. Karsk has also been a Director since 1998. Mr. Karsk began his employment with Lindsay in 1979.

         Mr. Clifford P. Loseke is Vice President - Manufacturing of Lindsay, a position he has held since 1975. Mr. Loseke began his employment with Lindsay in 1971.

         Mr. Charles H. Meis is Vice President - Engineering of Lindsay and has held such position since 1975. Mr. Meis began his employment with Lindsay in 1971.

         Mr. Robert S. Snoozy became Vice President - Domestic Sales of Lindsay in November 1997. From 1986 through November 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing. Mr. Snoozy began his employment with Lindsay in 1973.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Lindsay Common Stock began public trading on October 12, 1988. On October 21, 1997, Lindsay's Common Stock began trading on the New York Stock Exchange, Inc.
(NYSE) under the ticker symbol "LNN". Prior to trading on the NYSE, Lindsay Common Stock traded on the Nasdaq National Market. As of November 16, 1999 there were approximately 250 shareholders of record and an estimated 4,100 shareholders for whom securities firms acted as nominees.

         The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:


                                                 FISCAL YEAR 1999                             FISCAL YEAR 1998
                                                 ----------------                             ----------------
                                                    STOCK PRICE                                  STOCK PRICE
                                                    -----------                                  -----------
                                          HIGH          LOW        DIVIDENDS           HIGH          LOW       DIVIDENDS
                                       ---------     ---------     ---------        ---------     --------     ---------

First Quarter                          $   21.31     $   11.25     $   0.035        $   33.50     $  25.33     $   0.024
Second Quarter                             17.00         12.50         0.035            29.00        25.42         0.033
Third Quarter                              22.38         14.88         0.035            32.58        26.21         0.033
Fourth Quarter                             20.38         16.00         0.035            30.92        20.00         0.035
                                       ---------     ---------     ---------        ---------     --------     ---------
Year                                   $   22.38     $   11.25     $   0.140        $   33.50     $  20.00     $   0.125
                                       =========     =========     =========        =========     ========     =========


ITEM 6 - SELECTED FINANCIAL DATA


 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                           FOR THE YEARS ENDED AUGUST 31,
-------------------------------------------                          ------------------------------

                                                        1999         1998         1997         1996         1995
                                                     ---------    ---------    ---------    ---------    ---------

Operating revenues ...............................   $   116.7    $   155.7    $   158.3    $   136.2    $   111.8
Gross profit .....................................        30.6         42.8         40.9         32.7         25.9
Selling, general and
  administrative, and
  engineering and research
  expenses .......................................        15.6         15.7         14.4         13.4         11.9
Earnings before cumulative
  effect of accounting change ....................        12.7         23.5         20.1         16.5         11.7
Net earnings .....................................        12.7         23.5         20.1         16.5         11.7
Earnings before cumulative
  effect of accounting
  change per share(1)  ...........................        0.96         1.61         1.34         1.08         0.73
Net earnings per share(1) ........................        0.96         1.61         1.34         1.08         0.73
Cash dividends per share .........................        0.14        0.125        0.091        0.067            0
Property, plant and
  equipment, net .................................        15.4         14.1         11.3          9.7          7.2
Total assets .....................................       100.4        108.9        108.0         96.8         86.1
Long-term obligation .............................   $       0    $     0.1    $     0.3    $       0    $       0
Return on sales ..................................        10.9%        15.1%        12.7%        12.1%        10.5%
Return on beginning assets .......................        11.7%        21.7%        20.7%        19.2%        13.2%
Diluted weighted average shares ..................      13.285       14.556       14.980       15.226       15.933




 ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                FOR THE YEARS ENDED AUGUST 31,
-------------------------------------------                               ------------------------------

                                                        1994         1993         1992         1991         1990         1989
                                                     ---------    ---------    ---------    ---------    ---------    ---------

Operating revenues ...............................   $   112.7    $   102.1    $   108.9    $    98.7    $   102.7    $    92.6
Gross profit .....................................        25.7         23.8         23.8         21.5         20.0         18.6
Selling, general and
  administrative, and
  engineering and research
  expenses .......................................        11.6         10.7         10.9         10.5          9.6          8.2
Earnings before cumulative
  effect of accounting change ....................        11.2         10.7         11.0          8.9          8.4          7.4
Net earnings .....................................        11.9         10.7         11.0          8.9          8.4          7.4
Earnings before cumulative
  effect of accounting
  change per share(1)  ...........................        0.68         0.66         0.68         0.57         0.54         0.47
Net earnings per share(1) ........................        0.72         0.66         0.68         0.57         0.54         0.47
Cash dividends per share .........................           0            0            0            0            0            0
Property, plant and
  equipment, net .................................         5.6          5.6          6.0          5.4          4.7          4.4
Total assets .....................................        88.4         79.9         71.4         60.4         46.9         31.7
Long-term obligation .............................   $       0    $       0    $       0    $       0    $       0    $       0
Return on sales ..................................        10.6%        10.5%        10.1%         9.0%         8.2%         8.0%
Return on beginning assets .......................        14.9%        15.0%        18.2%        19.0%        26.4%        30.8%
Diluted weighted average shares ..................      16.418       16.358       16.310       15.690       15.632       15.719



 (1) Per share amounts are calculated using diluted average shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

As the Company projected in its fiscal year 1998 Annual Report, both the U.S. and export markets for Lindsay's center pivot and lateral move irrigation equipment registered a decline in revenues in fiscal year 1999 as compared to fiscal year 1998 due to lower average agricultural commodity prices. Diversified products revenues for the year were also negatively influenced by these lower agricultural commodity prices. In total, the Company's operating revenues in fiscal year 1999 were 25 percent lower than its operating revenues in fiscal year 1998. Net earnings for fiscal year 1999 of $12.7 million were 39 percent lower than fiscal year 1998's net earnings of $20.8 million, excluding the benefit of a third quarter fiscal year 1998 gain of $4.0 million ($2.7 million after tax) from a litigation settlement.

      During fiscal year 1999, Lindsay repurchased 1,250,499 shares of its common stock for a total of $20.5 million. The Company's balance sheet features no long-term debt and strong financial ratios.

RESULTS OF OPERATIONS

The following "Fiscal Year 1999 Compared to 1998" and the "Fiscal Year 1998 Compared to 1997" sections present an analysis of Lindsay's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note M to the financial statements.

FISCAL YEAR 1999 COMPARED TO 1998

The following table provides highlights for fiscal year 1999 compared with fiscal year 1998.


                                                         FOR THE YEARS ENDED    PERCENT INCREASE
                                                             AUGUST 31,            (DECREASE)
                                                     ------------------------   -----------------
($ IN THOUSANDS)                                        1999           1998
                                                     ----------    ----------

Consolidated
   Operating Revenues ............................   $  116,651    $  155,707         (25.1)%
   Cost of Operating Revenues ....................   $   86,007    $  112,866         (23.8)
   Gross Profit ..................................   $   30,644    $   42,841         (28.5)
   Gross Margin ..................................         26.3%         27.5%
   Selling, Eng. & Research, and G&A Expense .....   $   15,625    $   15,713          (0.6)
   Operating Income ..............................   $   15,019    $   27,128         (44.6)
   Operating Margin ..............................         12.9%         17.4%
   Interest Income, net ..........................   $    2,822    $    3,197         (11.7)
   Other Income, net .............................   $      348    $    4,307         (91.9)
   Income Tax Provision ..........................   $    5,457    $   11,152         (51.1)
   Effective Income Tax Rate .....................         30.0%         32.2%
   Net Earnings ..................................   $   12,732    $   23,480         (45.8)
Irrigation Equipment Segment (See Note M)
   Operating Revenues ............................   $  101,369    $  130,461         (22.3)
   Operating Income ..............................   $   22,025    $   31,840         (30.8)
   Operating Margin ..............................         21.7%         24.4%
Diversified Products Segment (See Note M)
   Operating Revenues ............................   $   15,282    $   25,246         (39.5)
   Operating Income ..............................   $    3,441    $    5,216         (34.0)%
   Operating Margin ..............................         22.5%         20.7%

REVENUES

Fiscal year 1999 operating revenues of $116.7 million were 25 percent lower than fiscal year 1998's $155.7 million. Fiscal year 1999's U.S. irrigation equipment revenues totaled $75.8 million, 24 percent lower than fiscal year 1998's revenue from U.S. irrigation equipment of $99.6 million. Fiscal year 1999's export irrigation equipment revenues totaled $22.4 million and were 19 percent lower than fiscal 1998's export irrigation equipment revenue of $27.8 million. Diversified product revenues totaled $15.3 million in fiscal year 1999, a 39 percent reduction compared to fiscal year 1998's diversified product revenues of $25.2 million. Other revenues, primarily consisting of revenues from long-haul over the road freight services, are included in the Irrigation Equipment Segment in the table above and totaled $3.2 million in fiscal year 1999 and $3.1 million in fiscal year 1998.

         Demand in the U.S. market for almost all agricultural related capital equipment, including center pivot and lateral move irrigation equipment, began to slow during Lindsay's fourth quarter of fiscal year 1998 due to lower agricultural commodity prices and anticipated lower farm income. This comparatively slow demand for center pivots and lateral move irrigation equipment continued into Lindsay's first and second quarter of fiscal year 1999 as farmers postponed capital equipment purchases. Nearly all of fiscal year 1999's reduction in U.S. center pivot and lateral move irrigation equipment revenues occurred during Lindsay's first two quarters of the fiscal year.

         Demand in the export market for center pivot and lateral move equipment during fiscal year 1999 was negatively influenced by the same low agricultural commodity price factor as the U.S. market. Additionally, export irrigation equipment sales were hurt by the strength of the U.S. dollar relative to certain other currencies, particularly those of Western Europe. A $2.2 million sale for a project in Romania during Lindsay's fiscal third quarter offset a portion of the overall reduction in export sales revenue for fiscal year 1999.

         Fiscal year 1999's reduction in diversified products revenues was the result of a lower level of sales for both Lindsay's large diameter thin wall steel tubing products and for the Company's outsource manufacturing services. Caterpillar Inc., Deere & Company, and New Holland North America, Inc. each continue to be significant outsource manufacturing customers.

         At August 31, 1999, Lindsay's order backlog for irrigation equipment was $9.7 million, an increase of 41 percent from $6.9 million at August 31, 1998. Lindsay's August 31, 1999 order backlog for diversified products was $4.9 million, a 32 percent decline from $7.2 million at August 31, 1998. Lindsay's total order backlog at August 31, 1999 was $14.6 million, a modest increase from $14.1 million of August 31, 1998.

GROSS MARGIN

Fiscal year 1999's manufacturing throughput was lower than that of fiscal year 1998 as a result of both center pivot and lateral move irrigation equipment demand and revenues and diversified products demand and revenues being lower in fiscal year 1999 than in fiscal year 1998. Despite this lower manufacturing throughput and the resulting unfavorable overhead variances, Lindsay was able to maintain the majority of its gross margin. This was accomplished largely due to good cost controls, soft raw material prices and continued automation and production improvements. The Company attained a gross margin of 26.3 percent in fiscal year 1999, which compares only modestly unfavorably with a gross margin of 27.5 percent posted in fiscal year 1998 when the Company had significantly higher factory throughput.

OPERATING EXPENSES

Fiscal year 1999's selling, engineering and research and general and administrative (SG&A) expenses of $15.6 million were only slightly lower than fiscal year 1998's SG&A expenses of $15.7 million. Increased SG&A depreciation, legal fees and group insurance expenses during the year were more than offset by reduced salary and wage and employee and dealer travel costs.

INTEREST INCOME, OTHER INCOME AND TAXES

The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 month) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper. Fiscal year 1999 interest income was $2.8 million, modestly lower than fiscal year 1998's interest income of $3.2 million.

         Fiscal year 1999's other income of $0.3 million was equal to fiscal year 1998's $0.3 million, after adjusting fiscal year 1998's other income for the recognition of $4.0 million due to an agreement that the Company reached with an insurer to settle litigation which Lindsay initiated in 1990.

         Lindsay's fiscal year 1999 effective tax rate was reduced to 30.0 percent from a 32.2 percent rate for fiscal year 1998. The fiscal year 1999 reduction in the effective rate was the result of a larger portion (13.1%) of the Company's pre-tax earnings coming from municipal bond interest (exempt from federal income taxes) in fiscal year 1999 as compared to fiscal year 1998 when the Company's municipal bond interest represented 7.7 percent of Lindsay's pre-tax earnings. In addition to the federal tax free status on municipal bond interest income, the Company currently benefits and expects to continue to benefit from the foreign sales corporation federal tax provisions as they relate to export sales, and to State of Nebraska economic development tax credits.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO 1997

The following table provides highlights for fiscal year 1998 compared with fiscal year 1997.


                                                        FOR THE YEARS ENDED       PERCENT INCREASE
                                                             AUGUST 31,              (DECREASE)
                                                     ------------------------     ----------------
($ IN THOUSANDS)                                        1998           1997
                                                     ----------    ----------

Consolidated
   Operating Revenues ............................   $  155,707    $  158,327          (1.7)%
   Cost of Operating Revenues ....................   $  112,866    $  117,407          (3.9)
   Gross Profit ..................................   $   42,841    $   40,920           4.7
   Gross Margin ..................................         27.5%         25.8%
   Selling, Eng. & Research, and G&A Expense .....   $   15,713    $   14,444           8.8
   Operating Income ..............................   $   27,128    $   26,476           2.5
   Operating Margin ..............................         17.4%         16.7%
   Interest Income, net ..........................   $    3,197    $    2,998           6.6
   Other Income, net .............................   $    4,307    $      455           N/A
   Income Tax Provision ..........................   $   11,152    $    9,877          12.9
   Effective Income Tax Rate .....................         32.2%         33.0%
   Net Earnings ..................................   $   23,480    $   20,052          17.1
Irrigation Equipment Segment (See Note M)
   Operating Revenues ............................   $  130,461    $  131,583          (0.9)
   Operating Income ..............................   $   31,840    $   29,895           6.5
   Operating Margin ..............................         24.4%         22.7%
Diversified Products Segment (See Note M)
   Operating Revenues ............................   $   25,246    $   26,744          (5.6)
   Operating Income ..............................   $    5,216    $    6,055         (13.9)%
   Operating Margin ..............................         20.7%         22.6%


REVENUES

Fiscal year 1998's operating revenues of $155.7 million were 1.7 percent lower than fiscal year 1997's record revenues of $158.3 million. Domestic irrigation equipment revenues increased 4% to $99.6 million from $96.2 million in fiscal year 1997. Fiscal year 1998 export irrigation equipment revenues at $27.8 million were 14% lower than fiscal year 1997's $32.3 million. Diversified product revenues totaled $25.2 million in fiscal year 1998, 6% lower than fiscal year 1997's $26.7 million. Other revenues, primarily consisting of revenues from freight services, are included with the Irrigation Equipment Segment in the above table and totaled $3.1 million in each of fiscal years 1998 and 1997.

         The U.S. market for center pivot and lateral move irrigation equipment grew during the first three quarters of fiscal year 1998. During the fourth quarter, however lower crop and other agricultural commodity prices raised farmer concern about farm income. As a result, demand for center pivot and lateral move irrigation slowed during the fourth quarter of fiscal year 1998.

         Fiscal year 1998 export irrigation equipment revenues were negatively impacted by a strong U.S. dollar throughout most of the year, particularly in the Company's Western European and South African markets. Additionally, an abnormally wet spring in Lindsay's primary Latin American market reduced sales activity.

         Fiscal year 1998's 6% reduction in diversified products revenues was the result of lower sales of both Lindsay's large diameter steel tubing and outsource manufacturing services. Major outsource manufacturing customers during the year were Caterpillar Inc., Deere & Company, and New Holland North America, Inc.

         At August 31, 1998, Lindsay's order backlog for irrigation equipment was $6.9 million, down significantly from $17.1 million at August 31, 1997. Lindsay's August 31, 1998, order backlog for diversified products was $7.2 million as compared to $10.2 million at August 31, 1997.

GROSS MARGIN

Fiscal year 1998 gross margin of 27.5% improved from gross margins of 25.8% in fiscal year 1997 and 24.0% in fiscal year 1996. Gross margin for fiscal year 1998 was favorably influenced by increased automation resulting in improved productivity and efficiencies and by continued strong demand during most of the year in the U.S. market for irrigation equipment which yielded a continued favorable pricing environment. Raw material costs, in total, continued to be relatively stable.

OPERATING EXPENSES

Selling, engineering and research, and general and administrative expenses grew 8.8% in fiscal year 1998, totaling $15.7 million as compared to $14.4 million in fiscal year 1997. The increase was primarily due to increases in wage, salary and benefit costs (including group health insurance) and increased advertising and dealer promotion expenditures partially offset by lower legal fee costs.

INTEREST INCOME, OTHER INCOME AND TAXES

Fiscal year 1998 interest income of $3.2 million is up slightly from $3.0 million in fiscal year 1997. Fiscal year 1998 other income of $4.3 million included income of $4.0 million due to an agreement the Company reached with an insurer to settle litigation which Lindsay initiated in 1990.

         Lindsay's fiscal year 1998 effective tax rate decreased to 32.2% from 33% for fiscal year 1997. The Company benefited from the foreign sales corporation federal tax provisions as they relate to export sales, the federal tax free status of interest earned from its municipal investments and State of Nebraska economic development tax credits.

FINANCIAL POSITION AND LIQUIDITY

The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations totaled $20.0 million in fiscal year 1999 compared to $29.0 million in fiscal year 1998. The cash flows provided by operating activities in fiscal year 1999 were primarily due to net earnings, decreased receivables and decreased inventories. Fiscal year 1998 cash flows provided by operating activities were principally due to net earnings and a reduction in receivables.

         Receivables at August 31, 1999, decreased $1.2 million to $12.9 million from $14.1 million, which was primarily due to reduced sales activity during the fourth quarter of the fiscal year. Inventories of $7.7 million at August 31, 1999, decreased from $10.2 million at August 31, 1998. Inventory was reduced by using improved inventory planning systems and criteria.

         Current liabilities of $16.8 million at August 31, 1999, were equal to $16.8 million at August 31, 1998.

         Cash flows provided by investing activities of $12.4 million for fiscal year 1999 compared to $9.1 million used in fiscal year 1998. The cash flows provided by investing activities in fiscal year 1999 were primarily due to maturities of marketable securities partially offset by capital expenditures and purchases of marketable securities. Fiscal year 1998 cash flows used in investing activities were primarily attributable to purchases of marketable securities and capital expenditures, partially offset by proceeds from marketable securities.

         Lindsay's cash and short-term marketable securities totaled $32.5 million at August 31, 1999 as compared to $22.5 million at August 31, 1998. At August 31, 1999, Lindsay had $27.2 million invested in long-term marketable securities which represent intermediate-term (12 to 42 months maturities) municipal debt, as compared to $43.2 million at August 31, 1998.

         Cash flows used in financing activities of $21.6 million for fiscal year 1999 increased from $20.3 million in fiscal year 1998 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the Company's stock option plans.

         Capital expenditures of $4.0 million during fiscal year 1999 decreased from $5.1 million in fiscal year 1998. Fiscal year 1999 capital expenditures were used primarily for a new employee breakroom and office renovation and expansion, routine replacement and updating of production equipment and additional work on converting a major fabrication process started in fiscal year 1998 to further automate Lindsay's facility. Capital expenditures for fiscal year 2000 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.

         Depreciation totaled $2.6 million in fiscal 1999 and is expected to increase to approximately $3.0 million in fiscal year 2000.

         Lindsay expended $20.5 million in fiscal 1999 to repurchase 1,250,449 shares of its common stock. In fiscal year 1998, Lindsay repurchased 708,743 shares of its common stock for $19.4 million.

         Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

FISCAL 2000 OUTLOOK

IRRIGATION EQUIPMENT

Assuming flat agricultural commodity pricing, the company expects results for fiscal year 2000 to approximate those of fiscal year 1999. For fiscal year 2000 Lindsay expects easier comparisons in its first and second quarters, tougher comparisons in its third quarter and similar performance in its fourth quarter, versus the prior-year periods. In September 1998, Lindsay began fiscal year 1999 with farmers somewhat dismayed over the significant drop in agricultural commodity prices. For some farmers, the anticipation of lower prices and lower income meant fewer capital expenditures; for others it only delayed their purchase decision until Lindsay's third quarter when they were better able to assess their financial health. This effect on timing is evident in the company's irrigation equipment August 31, 1999 backlog, (which is up 41 percent compared with that at August 31, 1998) presenting the Company with the foundation for a stronger fiscal year 2000 first half.

         Lindsay believes agricultural commodity prices have bottomed and that there is more upside potential than downside risk in agricultural commodity prices. The question is when prices and the agricultural equipment industry will recover. The Company will continue to employ its proven long-term growth strategy to successfully weather the near-term climate through ongoing investment in leading edge Zimmatic products, a strong dealer network and its efficient manufacturing operations.

         Longer-term, Lindsay believes that the desire of U.S. farmers to reduce variable input costs, stabilize or increase crop yields, reduce labor input and conserve water and energy will continue to drive demand for center pivot and lateral move irrigation equipment. The Company believes that these demand drivers will result in long-term growth in U.S. demand for its irrigation equipment to average in the 6% to 8% per annum range.

         Export sales of center pivot and lateral move irrigation equipment in fiscal year 2000 are expected to be roughly flat with fiscal year 1999's $22.4 million. Lindsay expects the majority of its fiscal year 2000 export sales to come from Canada, Mexico and Latin America, Australia, Central and Western Europe and South and Central Africa.

         Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.

         Approximately 19%, 18% and 20% of Lindsay's revenues were generated from export sales in fiscal years 1999, 1998 and 1997, respectively. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

DIVERSIFIED PRODUCTS

Lindsay's diversified products segment consists of two major products: large-diameter thin-wall round steel tubing and outsource manufacturing services. Diversified products customers for both products primarily consist of agricultural and industrial capital goods manufacturers. Because of the ag-related component, Lindsay believes that its diversified product revenues will most likely improve slightly in fiscal year 2000 compared to fiscal year 1999. Lindsay's long-term goal has been, and continues to be, to build its diversified products segment to total 20 to 25% of total annual revenues.

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

YEAR 2000 ISSUES

During late fiscal year 1996, the Company began to address Year 2000 issues with its Information Technology ("IT") systems with a decision to replace its in-house-developed manufacturing and financial software with Year 2000 compliant standardized Enterprise Resource Planning ("ERP") software. Management selected System Software Associates, Inc.'s (BPCS) ERP software in early 1997. Hardware procurement and BPCS ERP software implementation progressed during fiscal years 1997, 1998 and 1999. Implementation of the manufacturing modules of this BPCS ERP software is complete with optimization work continuing. Implementation of the financial modules of the BPCS ERP software will be undertaken in late fiscal year 2000 or in fiscal year 2001.

         Additionally, the Company, in March 1998, commenced a more comprehensive review of its Year 2000 issues with the formation of a Year 2000 Task Force. This task force has inventoried and assessed both its IT and non-IT systems (embedded technology such as microcontrollers or programmable logic controllers in manufacturing equipment or in the products Lindsay sells). The task force has also inventoried, assessed and confirmed the Year 2000 compliance status of the Company's critical suppliers and third-party providers.

         The Company believes that 95 to 100% of the remediation work to become Year 2000 compliant has been completed, however final testing is continuing.

         Lindsay believes that it has addressed its Year 2000 issues for all mission critical components and that it will have fully addressed Year 2000 issues by the end of December 1999 for non-mission critical components. Lindsay believes that its costs for becoming Year 2000 compliant are expected to total approximately $2.1 million of which 95% has been incurred to date (approximately $0.9 million in both fiscal years 1997 and 1998 and $0.2 million in fiscal year
1999). These costs include hardware costs, software costs and outside consulting costs but do not include the costs for time that its employees have or are expected to spend on Year 2000 issues.

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

         Because of the progress which has been made toward achieving Year 2000 compliance, the Company has not made specific formal contingency plans. However, informal contingency plans have been made. If knowledge of outside providers' noncompliance becomes evident or events occur that are adverse to the Company's plan for compliance, the Company will develop and implement specific formal contingency plans as required. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's IT or non-IT systems, or that Year 2000 related failures by suppliers or third parties with which the Company interacts, will not have a material adverse effect on the Company.

         Concerning Forward-Looking Statements - This Report on Form 10-K, including the Management's Discussion and Analysis, Year 2000 and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Form 10-K should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements:

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     STATEMENT OF MANAGEMENT RESPONSIBILITY


The consolidated financial statements and notes to the consolidated financial statements of Lindsay Manufacturing Co. have been prepared by management, which has the responsibility for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles to reflect, in all material aspects, the substance of financial events and transactions occurring during the respective periods.

/s/ GARY D. PARKER                                /s/ BRUCE C. KARSK
----------------------------------                ------------------------------
Gary D. Parker                                    Bruce C. Karsk
Chairman, President and                           Vice President-Finance,
Chief Executive Officer                           Treasurer and Secretary



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders' of Lindsay Manufacturing Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders equity and cash flows present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Omaha, Nebraska                                   /s/ PricewaterhouseCoopers LLP
September 24, 1999                                ------------------------------
                                                  PricewaterhouseCoopers LLP

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEARS ENDED AUGUST 31,
                                                     ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1999      1998        1997
                                                     --------   --------   --------

Operating revenues ...............................   $116,651   $155,707   $158,327
Cost of operating revenues .......................     86,007    112,866    117,407
                                                     --------   --------   --------
Gross profit .....................................     30,644     42,841     40,920
                                                     --------   --------   --------
Operating expenses:
   Selling expense ...............................      5,178      5,785      4,970
   General and administrative expense ............      8,559      8,102      7,898
   Engineering and research expense ..............      1,888      1,826      1,576
                                                     --------   --------   --------
Total operating expenses .........................     15,625     15,713     14,444
                                                     --------   --------   --------
Operating income .................................     15,019     27,128     26,476
Interest income, net .............................      2,822      3,197      2,998
Other income, net ................................        348      4,307        455
                                                     --------   --------   --------
Earnings before income taxes .....................     18,189     34,632     29,929
Income tax provision .............................      5,457     11,152      9,877
                                                     --------   --------   --------
Net earnings .....................................   $ 12,732   $ 23,480   $ 20,052
                                                     ========   ========   ========
Basic net earnings per share .....................   $   0.99   $   1.68   $   1.41
                                                     ========   ========   ========
Diluted net earnings per share ...................   $   0.96   $   1.61   $   1.34
                                                     ========   ========   ========
Average shares outstanding .......................     12,884     13,936     14,244
Diluted effect of stock options ..................        401        620        736
                                                     --------   --------   --------
Average shares outstanding assuming dilution .....     13,285     14,556     14,980
                                                     ========   ========   ========
Cash dividends per share .........................   $  0.140   $  0.125   $  0.091
                                                     ========   ========   ========






                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                 SHARES OF                    CAPITAL
                                                 ----------------------------------------    IN EXCESS
                                                   COMMON        TREASURY      COMMON        OF STATED
($ IN THOUSANDS)                                    STOCK         STOCK         STOCK          VALUE
                                                 -----------    -----------   -----------   -----------

Balance at August 31, 1996 ...................     7,327,961        987,820   $     7,328   $     2,952
Net earnings .................................            --             --            --            --
Cash dividends ($0.091 per share)- ...........            --             --            --            --
Net shares issued under stock
  option plan ................................       147,790             --           148           855
Stock option tax benefits ....................            --             --            --           255
Acquisitions of common stock .................            --        280,000            --            --
Three-for-two stock split ....................     3,727,560        526,210         3,727        (3,610)
Fractional shares paid from
  stock split ................................           (55)            --            --            (2)
                                                 -----------    -----------   -----------   -----------
Balance at August 31, 1997 ...................    11,203,256      1,794,030        11,203           450
Net earnings .................................            --             --            --            --
Cash dividends ($0.125  per share) ...........            --             --            --            --
Net shares issued under stock
  option plan ................................       126,273             --           126           860
Stock option tax benefits ....................            --             --            --           591
Acquisitions of common stock .................            --        607,743            --            --
Three-for-two stock split ....................     5,664,514        998,015         5,665        (1,044)
Fractional shares paid from
  stock split ................................           (94)            --            --            (2)
                                                 -----------    -----------   -----------   -----------
Balance at August  31, 1998 ..................    16,993,949      3,399,788        16,994           855
Net earnings .................................            --             --            --            --
Cash dividends ($0.140 per share) ............            --             --            --            --
Net shares issued under stock option plan ....        80,542             --            80           740
Stock option tax benefits ....................            --             --            --           523
Acquisitions of common stock .................            --      1,250,449            --            --
                                                 -----------    -----------   -----------   -----------
Balance at August  31, 1999 ..................    17,074,491      4,650,237   $    17,074   $     2,118
                                                 ===========    ===========   ===========   ===========




                                                                                  TOTAL
                                                  RETAINED       TREASURY      SHAREHOLDERS'
                                                  EARNINGS         STOCK         EQUITY
                                                 -----------    -----------    -----------
Balance at August  31, 1996 .................   $    88,002    $   (21,448)   $    76,834
Net earnings .................................        20,052             --         20,052
Cash dividends ($0.091 per share)- ...........        (1,298)            --         (1,298)
Net shares issued under stock
  option plan ................................            --             --          1,003
Stock option tax benefits ....................            --             --            255
Acquisitions of common stock .................            --         (9,876)        (9,876)
Three-for-two stock split ....................          (117)            --             --
Fractional shares paid from
  stock split ................................            --             --             (2)
                                                 -----------    -----------    -----------
Balance at August 31, 1997 ...................       106,639        (31,324)        86,968
Net earnings .................................        23,480             --         23,480
Cash dividends ($0.125  per share) ...........        (1,734)            --         (1,734)
Net shares issued under stock
  option plan ................................            --             --            986
Stock option tax benefits ....................            --             --            591
Acquisitions of common stock .................            --        (19,409)       (19,409)
Three-for-two stock split ....................        (4,621)            --             --
Fractional shares paid from
  stock split ................................            --             --             (2)
                                                 -----------    -----------    -----------
Balance at August  31, 1998 ..................       123,764        (50,733)        90,880
Net earnings .................................        12,732             --         12,732
Cash dividends ($0.140 per share) ............        (1,788)            --         (1,788)
Net shares issued under stock option plan ....            --             --            820
Stock option tax benefits ....................            --             --            523
Acquisitions of common stock .................            --        (20,469)       (20,469)
                                                 -----------    -----------    -----------
Balance at August  31, 1999 ..................   $   134,708    $   (71,202)   $    82,698
                                                 ===========    ===========    ===========


The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                AT AUGUST 31,
                                                                                           ----------------------
($ IN THOUSANDS, EXCEPT PAR VALUES)                                                          1999          1998
                                                                                           ---------    ---------

ASSETS
Current assets:
   Cash and cash equivalents ...........................................................   $  14,232    $   3,794
   Marketable securities ...............................................................      18,236       18,704
   Receivables .........................................................................      12,909       14,066
   Inventories .........................................................................       7,659       10,198
   Deferred income taxes ...............................................................       3,803        3,861
   Other current assets ................................................................          85           92
                                                                                           ---------    ---------
      Total current assets .............................................................      56,924       50,715
   Long-term marketable securities .....................................................      27,229       43,164
   Property, plant and equipment, net ..................................................      15,416       14,071
   Other noncurrent assets .............................................................         820          964
                                                                                           ---------    ---------
Total assets ...........................................................................   $ 100,389    $ 108,914
                                                                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .............................................................   $   4,081    $   4,936
   Other current liabilities ...........................................................      12,580       11,723
   Current portion of capital lease obligation .........................................          95          142
                                                                                           ---------    ---------
      Total current liabilities ........................................................      16,756       16,801
   Other noncurrent liabilities ........................................................         935        1,125
   Obligation under capital lease less current portion .................................           0          108
                                                                                           ---------    ---------
Total liabilities ......................................................................      17,691       18,034
                                                                                           =========    =========

Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in 1999 and 1998)
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,074,491 and 16,993,949 shares issued in 1999 and 1998) ........................      17,074       16,994
   Capital in excess of stated value ...................................................       2,118          855
   Retained earnings ...................................................................     134,708      123,764
   Less treasury stock, (at cost, 4,650,237 shares in 1999 and 3,399,788 shares in 1998)     (71,202)     (50,733)
                                                                                           ---------    ---------
Total shareholders' equity .............................................................      82,698       90,880
                                                                                           ---------    ---------
Total liabilities and shareholders' equity .............................................   $ 100,389    $ 108,914
                                                                                           =========    =========


 The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                YEARS ENDED AUGUST 31,
                                                                           --------------------------------
($ IN THOUSANDS)                                                             1999        1998        1997
                                                                           --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ........................................................   $ 12,732    $ 23,480    $ 20,052
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization ....................................      2,626       2,286       2,015
      Amortization of marketable securities premiums, net ..............        183         187         213
      (Gain) loss on sale of fixed assets ..............................       (119)       (152)         13
      Gain on maturities of marketable securities
         held-to-maturity ..............................................        (18)         (1)        (14)
      Provision for uncollectible accounts receivable ..................        (22)          0          20
      Deferred income taxes ............................................         58         686      (1,178)
      Stock option tax benefits ........................................        523         591         255
   Changes in assets and liabilities:
      Receivables ......................................................      1,179       4,834       1,208
      Inventories ......................................................      2,539        (203)     (2,195)
      Other current assets .............................................          7         (15)        193
      Accounts payable .................................................       (855)        (57)       (922)
      Other current liabilities ........................................        105      (1,735)      1,891
      Current taxes payable ............................................        752        (879)       (336)
      Other noncurrent assets and liabilities ..........................        (46)        (53)         53
                                                                           --------    --------    --------
      Net cash provided by operating activities ........................     19,644      28,969      21,268
                                                                           --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ..........................     (3,993)     (5,091)     (3,335)
   Proceeds from sale of property, plant and equipment .................        141         180         162
   Purchases of marketable securities held-to-maturity .................     (2,756)    (17,085)    (30,910)
   Proceeds from maturities of marketable securities held-to-maturity ..     18,994      12,910      24,904
                                                                           --------    --------    --------
   Net cash provided by (used in) investing activities .................     12,386      (9,086)     (9,179)
                                                                           --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation ...................       (155)       (161)        (47)
   Proceeds from issuance of common stock under stock option plan ......        820         986       1,003
   Three-for-two stock split fractional shares paid in cash ............          0          (2)         (2)
   Dividends paid ......................................................     (1,788)     (1,734)     (1,298)
   Purchases of treasury stock .........................................    (20,469)    (19,409)     (9,876)
                                                                           --------    --------    --------
   Net cash used in financing activities ...............................    (21,592)    (20,320)    (10,220)
                                                                           --------    --------    --------
   Net increase (decrease) in cash and cash equivalents ................     10,438        (437)      1,869
   Cash and cash equivalents, prior year ...............................      3,794       4,231       2,362
                                                                           --------    --------    --------
   Cash and cash equivalents, current year .............................   $ 14,232    $  3,794    $  4,231
                                                                           ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid ...................................................   $  4,617    $ 11,344    $ 11,421
   Interest paid .......................................................   $      8    $     44    $     17


The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. ACCOUNTING POLICIES

Lindsay Manufacturing Co. (the "Company" or "Lindsay") manufactures and distributes irrigation systems and manufactures other special metal products serving both domestic and international markets. The Company's principal facilities are located in Lindsay, Nebraska, USA. The principal accounting policies of the Company are as follows:

(1) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

(2) REVENUE RECOGNITION

Revenues and related cost of revenues for all irrigation and diversified products are recognized when title passes. Generally this occurs at the time of shipment of product to dealers or customers.

(3) WARRANTY COSTS

Cost of operating revenues include warranty costs of $834,000, $774,000 and $796,000 for the years ended August 31, 1999, 1998 and 1997, respectively. Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At August 31, 1999, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $45,465,000, $150,000, $75,000 and $45,540,000, respectively. In the held-to-maturity category at August 31, 1999, $18,236,000 in marketable securities mature within one year and $27,229,000 in long term marketable securities have maturities ranging from 12 to 42 months. The Company is not subject to material market risks with respect to its marketable securities.

(5) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost. The Company's policy is to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 20 to 30 years; equipment -- three to 10 years; other -- two to 20 years; and leasehold improvements -- term of lease. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying amount of the asset, a loss is recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in the consolidated statements of operations.

(7) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

         Options to purchase 140,250 shares of common stock at a weighted average price of $26.41 per share were outstanding during the fourth quarter of fiscal 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares. These options expire on or between September 3, 2007 and September 3, 2008.

(8) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(9) RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements amounts to conform to the current-year presentation.

(10) ACCOUNTING CHANGES

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" (see Note M) and SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (see Note K). These standards expand or modify disclosures and have no effect on the company's consolidated financial position, results of operations or cash flows. Information for prior years has been restated to conform to the requirements of these standards.

B. NON-OPERATING ITEMS


                                                        FOR THE YEARS ENDED AUGUST 31,
                                                     -------------------------------------
$ IN THOUSANDS                                          1999         1998          1997
                                                     ----------   ----------    ----------

Other income, net:
   Litigation settlement (1) .....................   $        0   $    4,000    $        0
   Gain (loss) on sales of fixed assets ..........          119          152           (13)
   State economic development tax credits ........          176          165           387
   Finance charges ...............................           27           41            24
   All other, net ................................           26          (51)           57
                                                     ----------   ----------    ----------
Total other income, net ..........................   $      348   $    4,307    $      455
                                                     ==========   ==========    ==========

(1) In May 1998, the Company reached an agreement with an insurer to settle a litigation issue for $4.0 million.

C. INCOME TAX PROVISION


                                                         FOR THE YEARS ENDED AUGUST 31,
                                                     ------------------------------------
$ IN THOUSANDS                                          1999         1998            1997
                                                     ----------   ----------   ----------

Current taxes ....................................   $    5,399   $   10,466   $   11,055
Deferred taxes ...................................           58          686       (1,178)
                                                     ----------   ----------   ----------
Total income tax provision .......................   $    5,457   $   11,152   $    9,877
                                                     ==========   ==========   ==========

Total tax provisions resulted in effective tax rates differing from that of the statutory federal income tax rates. The reasons for these differences are:


                                                                           FOR THE YEARS ENDED AUGUST 31,
                                                     -----------------------------------------------------------------------------
                                                              1999                       1998                      1997
                                                     -----------------------   -----------------------    ------------------------

$ IN THOUSANDS                                         AMOUNT         %         AMOUNT          %           AMOUNT           %
                                                     ----------   ----------   ----------   ----------    ----------    ----------

U.S. statutory rate ..............................   $    6,244         34.3   $   12,121         35.0    $   10,475
                                                                                                                              35.0
State and local taxes ............................          227          1.3          262          0.8           292           1.0
Qualified export activity ........................         (164)        (0.9)        (236)        (0.7)         (347)         (1.2)
Municipal bonds ..................................         (816)        (4.5)        (930)        (2.7)         (806)         (2.7)
Other ............................................          (34)        (0.2)         (65)        (0.2)          263           0.9
                                                     ----------   ----------   ----------   ----------    ----------    ----------
Total ............................................   $    5,457         30.0   $   11,152         32.2    $     9,877         33.0
                                                     ==========   ==========   ==========   ==========    ==========    ==========

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                   FOR THE YEARS ENDED AUGUST 31,
                                                   ------------------------------
$ IN THOUSANDS                                         1999             1998
                                                   ------------    --------------

Book depreciation in excess of (less than) tax ...   $      (14)   $       52
Employee benefits ................................        2,576         2,560
Inventory adjustments ............................          249           261
Accruals not currently deductible for taxes ......          992           988
                                                     ----------    ----------
Net deferred tax assets ..........................   $    3,803    $    3,861
                                                     ==========    ==========

Management does not believe there are uncertainties surrounding realization of the net deferred tax assets.

D. RECEIVABLES


                                                          AUGUST 31,
                                                   -------------------------
$ IN THOUSANDS                                         1999           1998
                                                   ----------     ----------


Trade accounts and notes .......................   $   13,630     $   14,809
Less allowance for doubtful accounts ...........          721            743
                                                   ----------     ----------
Net receivables ................................   $   12,909     $   14,066
                                                   ==========     ==========


E. INVENTORIES


                                                          AUGUST 31,
                                                   -------------------------
$ IN THOUSANDS                                        1999            1998
                                                   ----------     ----------

First-in, first-out (FIFO) inventory ...........   $   11,983     $   14,361
LIFO reserves ..................................       (3,389)        (3,228)
Obsolescence reserve ...........................         (935)          (935)
                                                   ----------     ----------
Total Inventories ..............................   $    7,659     $   10,198
                                                   ==========     ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                                          AUGUST 31,
                                                   -------------------------
                                                      1999            1998
                                                   ----------     ----------

Raw materials ..................................           12%            18%
Work in process ................................            5%             6%
Purchased parts ................................           38%            35%
Finished goods .................................           45%            41%



F. PROPERTY, PLANT & EQUIPMENT


                                                          AUGUST 31,
                                                   -------------------------
$ IN THOUSANDS                                        1999            1998
                                                   ----------     ----------

Plant and equipment:
    Land .......................................   $       70     $       70
    Buildings ..................................        5,781          5,043
    Equipment ..................................       27,841         25,023
    Other ......................................        5,004          5,280
Capital lease:
    Equipment ..................................          458            458
                                                   ----------     ----------
Total plant, equipment and capital lease .......       39,154         35,874
Accumulated depreciation and amortization:
    Plant and equipment ........................      (23,520)       (21,690)
    Capital lease ..............................         (218)          (113)
                                                   ----------     ----------
Property, plant and equipment, net .............   $   15,416     $   14,071
                                                   ==========     ==========

G. OTHER CURRENT LIABILITIES


                                                           AUGUST 31,
                                                     -----------------------
$ IN THOUSANDS                                          1999         1998
                                                     ----------   ----------

Current state and federal income taxes ...........   $      258   $     (524)
Payroll and vacation .............................        3,435        3,882
Retirement plans .................................        2,089        1,846
Taxes, other than income .........................          195          225
Insurance ........................................        1,551        1,595
Dealer service, commission and related items .....        2,417        2,310
Export freight ...................................          228          174
Warranty .........................................          657          607
Legal settlements ................................          720          572
Environmental ....................................            0          116
Other ............................................        1,030          920
                                                     ----------   ----------
Total other current liabilities ..................   $   12,580   $   11,723
                                                     ==========   ==========

H. CREDIT ARRANGEMENTS

Lindsay entered into an agreement in December 1998 for a $10.0 million unsecured revolving line of credit with a commercial bank to be used for working capital and general corporate purposes including stock repurchases. This line of credit expired on October 25, 1999. There were not any borrowings made under such unsecured revolving line of credit. Borrowings would have borne interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. No covenants would have limited the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock. Lindsay is currently entering discussions for a new agreement similar to the expired agreement. It is anticipated the new agreement would be signed in December 1999 and expire mid December 2000.

I. LEASE

During the fourth quarter of fiscal 1997, the Company recorded a three-year capital lease for computer equipment in the amount of $457,850, at interest of approximately 4% with a one-dollar end-of-lease purchase option.

Future minimum lease payments at August 31, 1999, under this capital lease together with the present value of the minimum lease payments are as follows:


TWELVE MONTHS ENDING AUGUST 31                       $ IN THOUSANDS
                                                     ---------------

2000 .............................................   $            96
                                                     ---------------
Total minimum payments ...........................                96
Amount representing interest .....................                (1)
                                                     ---------------
Present value of minimum payments ................                95
Current portion ..................................               (95)
                                                     ---------------
Total noncurrent portion .........................   $             0
                                                     ===============

J. CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

K. RETIREMENT PLANS

During 1996, Lindsay adopted an amended and restated defined contribution profit-sharing plan to include a 401(k) provision covering all employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by Lindsay. Additionally, the plan provides for Lindsay to contribute a discretionary amount when warranted by results of operations. The contribution is allocated to participants based upon their respective percentage of wages to total wages of all participants in the plan. Lindsay's total contributions charged to expense under this plan were $750,000 for the year ended August 1999 and $800,000 for each of the years ended August 1998 and 1997. A supplementary non-qualified, non-funded retirement plan for certain key executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.

Cost and the assumptions for the Company's supplemental retirement plan includes the following components:


                                                                           FOR THE YEARS ENDED AUGUST 31,
$ IN THOUSANDS                                                                 1999           1998
                                                                           ------------     ------------

Change in benefit of obligation:
Benefit obligation at beginning of term ................................   $      1,937     $      1,820
Service cost ...........................................................             81               80
Interest cost ..........................................................            136              128
Actuarial gain .........................................................           (286)             (91)
                                                                           ------------     ------------
Benefit obligation at end of year ......................................   $      1,868     $      1,937
                                                                           ------------     ------------

Funded status ..........................................................   $     (1,868)    $     (1,937)
Unrecognized net actuarial loss ........................................            357              513
                                                                           ------------     ------------
Net amount recognized ..................................................   $     (1,511)    $     (1,424)
                                                                           ============     ============

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost ...................................................   $      1,511     $      1,225
Additional benefit liability ...........................................              0              199
                                                                           ------------     ------------
Net amount recognized ..................................................   $      1,511     $      1,424
                                                                           ============     ============

Weighted-average assumptions as of year ends:
Discount Rate ..........................................................           7.00%            7.00%
Assumed rates of compensation increases ................................           3.50%            3.50%

Components of net periodic benefit cost:
Service cost ...........................................................   $         81     $         80
Interest cost ..........................................................            136              128
Net Amortization and Deferral ..........................................             69               69
                                                                           ------------     ------------
Total ..................................................................   $        286     $        277
                                                                           ============     ============

L. STOCK OPTIONS

The Company adopted a Long-Term Incentive Plan in October 1988, (1988 Plan) which provides for awards of stock options, stock appreciation rights, stock indemnification rights and restricted stock (collectively stock awards) to officers and key employees. Options may be granted at, above or below the fair market value of the stock at the date of the grant and are exercisable within periods specified by the Company's Compensation Committee.

    In February 1992, the shareholders approved the 1991 Long-Term Incentive Plan (1991 Plan) which is similar in most material respects to the 1988 Plan except that the 1991 Plan provides for non-qualified stock options to directors who are not officers or employees of the Company or its subsidiaries.

    Options currently vest ratably over five years and expire ten years from the grant dates.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option shares. Had compensation cost for the Company's stock option shares been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                AUGUST 31,
                                                ------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS            1999           1998           1997
                                                ------------   ------------   ------------

Net earnings - as reported ..................   $     12,732   $     23,480   $     20,052
Net earnings - pro forma ....................   $     12,447   $     23,321   $     19,996
Net earnings per share - as reported ........   $       0.96   $       1.61   $       1.34
Net earnings per share - pro forma ..........   $       0.94   $       1.60   $       1.33

The pro forma effect on net earnings for fiscal 1999, 1998 and 1997 is not fully representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to fiscal 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 1999, 1998 and 1997, dividend yield of 0.5% to 0.8%, expected volatility of 31.2% to 34.5%, risk-free interest rates ranging from 5.0% to 6.9%, and expected lives of the options of 7 to 8 years.

A summary of the status of the Company's stock plans is presented below:


                                                                                 FOR THE YEARS ENDED AUGUST 31,
RESTRICTED SHARES                                                          ---------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                      1999           1998          1997
                                                                           -----------    -----------   -----------

Number of shares issued ................................................        66,225         66,375        67,275
Average price ..........................................................   $     20.49    $     26.97   $     18.58
Total value of shares issued ...........................................   $     1,357    $     1,790   $     1,250
Total compensation cost recognized in the
    statements of operations ...........................................   $     1,155    $     1,543   $     1,749



OPTION SHARES                                                                          NUMBER OF SHARES  AVERAGE PRICE
                                                                                       ----------------  -------------
Officers, Directors and Key Employees:
Outstanding at August 31, 1996 .........................................                    1,207,278   $      5.51
   Granted .............................................................                       20,250         17.22
   Exercised ...........................................................                     (324,289)         4.07
   Cancelled ...........................................................                      (15,188)        12.05
Outstanding at August 31, 1997 .........................................                      888,051          6.19
Exercisable at August 31, 1997 .........................................                      730,439          5.44
Weighted average fair value of options granted during fiscal 1997 ......                                      13.31
Outstanding at August 31, 1997 .........................................                      888,051          6.19
   Granted .............................................................                      120,000         27.49
   Exercised ...........................................................                     (169,827)         3.01
   Cancelled ...........................................................                       (4,725)         8.72
Outstanding at August 31, 1998 .........................................                      833,499          9.89
Exercisable at August 31, 1998 .........................................                      625,412          6.48
Weighted average fair value of options granted during fiscal 1998 ......                                       6.36
Outstanding at August 31, 1998 .........................................                      833,499          9.89
   Granted .............................................................                      116,250         16.13
   Exercised ...........................................................                      (61,855)         6.31
   Cancelled ...........................................................                       (1,350)         8.37
Outstanding at August 31, 1999 .........................................                      886,544         10.96
Exercisable at August 31, 1999 .........................................                      625,357          7.49
Weighted average fair value of options granted during fiscal 1999 ......                                $      7.70

The number of stock awards available for grant under the 1988 and 1991 plans are 58,312, 265,562 and 498,708 shares as of August 31, 1999, 1998 and 1997, respectively.

The following table summarizes information about the Company's Common Stock options outstanding at August 31, 1999:


                                                                OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                           -------------------------       ---------------------------
                                                            WEIGHTED
                                                             AVERAGE
             RANGE OF                NUMBER                 REMAINING      WEIGHTED           NUMBER          WEIGHTED
             EXERCISE              OUTSTANDING             CONTRACTUAL      AVERAGE         EXERCISABLE       AVERAGE
              PRICES                AT 8/31/99                LIFE           PRICE          AT 8/31/99         PRICE
           -----------             -----------             -----------   ------------       -----------    -------------

           $2.91- 6.17               282,089               1.35 years    $      3.56           282,089     $        3.56
            8.37-10.52               353,018               4.02 years           9.27           313,193              9.30
           15.31-20.00               131,437               8.94 years          16.26             6,075             17.22
           26.17-28.17               120,000               8.12 years          27.49            24,000             27.49
                                     -------                                                 ---------
                                     886,544                                                   625,357
                                     =======                                                 =========


M. INDUSTRY SEGMENT INFORMATION

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1999 which changes the way the Company reports information about its operating segments. The information for 1998 and 1997 is presented to conform to the 1999 presentation.

     The Company manages its business activities in two reportable segments:

          Irrigation: This segment includes the manufacture and marketing of center pivot and lateral move irrigation equipment.

          Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.

     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating earnings and does not include general or administrative expenses (which include corporate expenses) or engineering and research expenses, interest income net, non-operating income and expenses, income taxes, and assets. Operating earnings does include selling and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:



                                                          FOR THE YEARS ENDED AUGUST 31,
                                                     --------------------------------------
$ IN MILLIONS                                           1999           1998         1997
                                                     ----------    ----------    ----------

Operating revenues:
   Irrigation ....................................   $    101.4    $    130.5    $    131.6
   Diversified products ..........................         15.3          25.2          26.7
                                                     ----------    ----------    ----------
Total operating revenues .........................   $    116.7    $    155.7    $    158.3
                                                     ==========    ==========    ==========
Operating earnings:
   Irrigation ....................................   $     22.0    $     31.8    $     29.9
   Diversified products ..........................          3.5           5.2           6.1
                                                     ----------    ----------    ----------
Segment operating earnings .......................         25.5          37.0          36.0
Unallocated general & administrative and
   engineering & research expenses ...............        (10.5)         (9.9)         (9.5)
Interest and other income, net ...................          3.2           7.5           3.4
                                                     ----------    ----------    ----------
Earnings before income taxes .....................   $     18.2    $     34.6    $     29.9
                                                     ==========    ==========    ==========
Geographic area revenues:
   Europe & Africa ...............................   $      7.7    $      7.8    $      9.8
   Mexico  & Latin America .......................          6.7           8.2          15.1
   Other export ..................................          8.1          11.8           7.4
   United States .................................         94.2         127.9         126.0
                                                     ----------    ----------    ----------
   Total revenues ................................   $    116.7    $    155.7    $    158.3
                                                     ==========    ==========    ==========

N.  QUARTERLY RESULTS OF OPERATIONS  (unaudited)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 1999 and 1998.

QUARTERLY DATA



($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                                    --------------------------------------------------------------------
                                                      NOVEMBER         FEBRUARY              MAY            AUGUST
                                                    ------------   ----------------    --------------    ---------------
Fiscal 1999
   Operating revenues......................         $     21,642   $         31,087    $       42,990    $        20,932
   Cost of operating revenues..............               16,964             23,426            31,680             13,937
   Earnings before income taxes............                2,103              4,925             8,118              3,043
   Net earnings............................                1,430              3,349             5,520              2,433
   Net earning per share...................                 0.10               0.25              0.42               0.19
   Market price (NYSE)
      High.................................         $    21 5/16   $             17    $       22 3/8    $        20 3/8
      Low..................................               11 1/4             12 1/2            14 7/8                 16
Fiscal 1998
   Operating revenues......................         $     37,448   $         49,708    $       43,904    $        24,647
   Cost of operating revenues..............               27,891             35,853            31,711             17,411
   Earnings before income taxes............                6,952             10,611            13,034              4,035
   Net earnings............................                4,692              7,163             8,797              2,828
   Net earnings per share..................                 0.32               0.49              0.60               0.20
   Market price (NYSE)
     High..................................         $     33 1/2   $             29    $      32 9/16    $      30 15/16
     Low...................................              25 5/16            25 7/16           26 3/16                 20



1999: Fourth-quarter adjustments resulting in a net increase in pre-tax earnings of $2,184,000 were made to inventory accounts (due to physical inventory) and the LIFO inventory reserve. Additional fourth-quarter accrual adjustments decreased pre-tax earnings $810,000 for compensation costs including bonus earnouts and vacation pay.

1998: During the third quarter the Company reached an agreement to settle litigation for $4.0 million (post tax $2.7 million/$0.18 per share) which is included in other income. Fourth-quarter adjustments resulting in a net increase in pre-tax earnings of $1,673,000 were made to inventory accounts (due to physical inventory), the LIFO inventory reserve and the obsolete inventory reserve. Additional fourth-quarter accrual adjustments increased pre-tax earnings $410,000 for compensation costs including bonus earnouts and vacation pay.

Share amounts and per share results for all periods are stated on a diluted basis.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 1999. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the proxy statement. Information about Executive Officers is shown on page 6 of this filing.

         Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 1999 except for late filings of Form 4 Statement of Changes to Beneficial Ownership for Vaughn L. Beals, Jr. relating to stock purchases on October 15, 1998 due November 10, 1998, filed December 22, 1998 and on November 13, 1998, due on December 10, 1998, filed December 22, 1998. Both "due" filing dates were inadvertently overlooked by Mr. Beals.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.


                                                                                                                    PAGE
                                                                                                                    ----


Report of Independent Accountants                                                                                    14
Consolidated Statements of Operations for the Years
      ended August 31, 1999, 1998 and 1997                                                                           15
Consolidated Balance Sheets at
      August 31, 1999 and 1998                                                                                       16
Consolidated Statements of Shareholders' Equity
      for the years ended August 31, 1999, 1998 and 1997                                                             15
Consolidated Statements of Cash Flows for the Years
      ended August 31, 1999, 1998 and 1997                                                                           17

Notes to Consolidated Financial Statement                                                                         18-26

(a)(2) Financial Statement Schedule


                                                                                                                   PAGE
                                                                                                                   ----

Report of Independent Accountants                                                                                    14

Schedule

VIII. Valuation and Qualifying Accounts -
      Years ended August 31, 1999, 1998 and 1997                                                                     32

         Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               A(3) EXHIBIT INDEX


                                                                                                                SEQUENTIAL
EXHIBIT                                                                                                            PAGE
NUMBER                         DESCRIPTION                                                                        NUMBER
--------                       -----------                                                                      -----------


3(a)     Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q for the
         fiscal quarter ended February 28, 1997.                                                                     -

3(b)     By-Laws of the Company incorporated by reference to Amended
         Exhibit 3(b) of Amendment No. 3 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-23084), filed
         September 23, 1988.                                                                                         -

3(c)     Certificate of Amendment of the Restated Certificate of
         Incorporation of Lindsay Manufacturing Co. dated February 7,
         1997, incorporated by reference to Exhibit 3(b) to the
         Company's Report on Form 10-Q for the fiscal quarter ended
         February 28, 1997.                                                                                          -

4(a)     Specimen Form of Common Stock Certificate incorporated by reference to
         Exhibit 4 to the Company's report on Form 10-Q for the fiscal
         quarter ended November 30, 1997.                                                                            -

10(a)    Lindsay Manufacturing Co. Executive Compensation Plan
         incorporated by reference to Exhibit 10(a) to the Company's
         report on Form 10-Q for the fiscal quarter ended February 28, 1998.                                         -

10(b)    Employment Agreement between the Company and Gary D. Parker, effective
         September 1, 1998.                                                                                      33-44

10(c)    Indemnification Agreement between the Company and its directors and officers, dated October 10, 1988, incorporated by reference to Exhibit
         10(f) of the Company's Annual Report on Form 10-K for the fiscal year
         ended August 31, 1988.                                                                                      -

10(d)    Lindsay Manufacturing Co. Long-Term Incentive Plan, incorporated by reference to amended Exhibit 10(h) of Amendment No. 3 to the Company's
         Registration Statement on Form S-1 (Registration No. 33-23084), filed
         September 23, 1988.                                                                                         -

                               A(3) EXHIBIT INDEX


                                                                                                                SEQUENTIAL
EXHIBIT                                                                                                            PAGE
NUMBER                         DESCRIPTION                                                                        NUMBER
--------                       -----------                                                                      -----------


10(e)    Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration Statement on
         Form S-1 (Registration No. 33-23084), filed July 15, 1988.                                                  -

10(f)    Lindsay Manufacturing Co. 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on
         Form 10-K for the fiscal year ended August 31, 1992.                                                        -

10(g)    Employment Agreement between the Company and Bruce C. Karsk, Eduardo
         R. Enriquez, Clifford P. Loseke, Charles H. Meis, and Robert S. Snoozy,
         effective September 1, 1997, incorporated by reference to Exhibit 10(g)
         of the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1997.                                                                                            -

10(h)    Lindsay Manufacturing Co. Supplemental Retirement Plan, incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form
         10K for the fiscal year ended August 31, 1994.                                                               -

21       Subsidiaries of the Company, incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1988.                                                                                             -

23       Consent of PricewaterhouseCoopers LLP                                                                       45

24(a)    The Power of Attorney authorizing Bruce C. Karsk
         to sign the Annual Report on Form 10-K on
         behalf of certain directors.                                                                                46

27       Financial Data Schedule                                                                                     47

(b)      Reports on Form 8-K

         The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of November, 1999.

                                  LINDSAY MANUFACTURING CO.

                                  By: /s/ BRUCE C. KARSK
                                      -----------------------------------------
                                  Name:   Bruce C. Karsk
                                  Title:  Director, Vice President-Finance,
                                          Treasurer and Secretary; Principal
                                          Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of November, 1999.


/s/ GARY D. PARKER           (1)                    Chairman, President and Chief Executive Officer
------------------------------------------------
    Gary D. Parker

/s/ BRUCE C. KARSK                                  Director, Vice President - Finance, Treasurer and
------------------------------------------------    Secretary; Principal Financial and Accounting
    Bruce C. Karsk                                  Officer

/s/ RALPH J. KROENKE                                Controller
------------------------------------------------
    Ralph J. Kroenke

/s/ VAUGHN L. BEALS, JR.        (1)                 Director
------------------------------------------------
    Vaughn L. Beals, Jr.

/s/ HOWARD G. BUFFETT         (1)                   Director
------------------------------------------------
    Howard G. Buffett

/s/ JOHN W. CROGHAN          (1)                    Director
------------------------------------------------
    John W. Croghan

/s/ MICHAEL N. CHRISTODOLOU      (1)                Director
------------------------------------------------
    Michael N. Christodolou

(1) By: /s/ Bruce C. Karsk
        ----------------------------------------
            Bruce C. Karsk, Attorney-In-Fact.

                            LINDSAY MANUFACTURING CO.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)



                  COLUMN A                              COLUMN B            COLUMN C                COLUMN D           COLUMN E
                -------------                        ------------   ---------------------------   ------------       ------------
                                                                            ADDITIONS
                                                                    ---------------------------
                                                       BALANCE AT    CHARGED TO     CHARGED TO                        BALANCE AT
                                                       BEGINNING     COSTS AND       OTHER                               END
                 DESCRIPTION                           OF PERIOD      EXPENSES      ACCOUNTS       DEDUCTIONS         OF PERIOD
                                                     ------------   ------------   ------------   ------------       ------------

Year ended August 31, 1999:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts ...........   $        743   $          0   $          0   $         22(a)    $        721
                                                     ============   ============   ============   ============       ============
     - Allowance for inventory obsolescence ......   $        935   $          0   $          0   $          0(b)    $        935
                                                     ============   ============   ============   ============       ============

Year ended August 31, 1998:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Allowance for doubtful accounts ...........   $        743   $          0   $          0   $          0(a)    $        743
                                                     ============   ============   ============   ============       ============
     - Allowance for inventory obsolescence ......   $        669   $        330   $          0   $         64(b)    $        935
                                                     ============   ============   ============   ============       ============

Year ended August 31, 1997:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts ...........   $        723   $         60   $          0   $         40(a)    $        743
                                                     ============   ============   ============   ============       ============
     - Allowance for inventory obsolescence ......   $        690   $          3   $          0   $         24(b)    $        669
                                                     ============   ============   ============   ============       ============


Notes:

(a) Deductions consist of uncollectable items written off, less recoveries of items previously written off.
(b) Deductions consist of obsolete items sold or scrapped.