Form 10-Q
period 1999-11-30
LINDSAY MANUFACTURING CO
filed 2000-01-13
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to
                                                    -----    -----

                         Commission File Number 0-17116
                                                -------

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     47-0554096
              --------                                     ----------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

BOX 156, 214 EAST 2ND STREET, LINDSAY, NEBRASKA               68644
-----------------------------------------------               -----
 (Address of principal executive offices)                   (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code

COMMON STOCK, $1.00 PAR VALUE          NEW YORK STOCK EXCHANGE, INC.(SYMBOL LNN)
-----------------------------          -----------------------------------------
Title of Class                         Name of each exchange on which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


COMMON STOCK, $1.00 PAR VALUE                       12,404,498
-----------------------------            ---------------------------------
Title of Class                           Outstanding as of January 5, 2000


Exhibit index is located on page 2.

Total number of pages 34.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 1999 and 1998
           and August 31, 1999                                                        3

           Consolidated Statements of Operations for the three
           months ended November 30, 1999 and 1998                                    4

           Consolidated Statements of Cash Flows for the three
           months ended November 30, 1999 and 1998                                    5

           Notes to Consolidated Financial Statements                               6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                       9-11

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                   12

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                    12

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     12

SIGNATURES                                                                           13

EXHIBIT INDEX

           10(a) - Employment Agreement between the Company and Gary D. Parker
                   effective December 1, 1999                                     14-33

           27 - Financial Data Schedule                                              34

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 1999 AND 1998 AND AUGUST 31, 1999

                                                                      (UNAUDITED)     (UNAUDITIED)
                                                                       NOVEMBER         NOVEMBER              AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                      1999             1998                 1999
-----------------------------------                                      ----             ----                 ----
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $   9,515        $   1,469           $  14,232
   Marketable securities .........................................        22,700           16,054              18,236
   Receivables ...................................................        15,982           14,925              12,909
   Inventories ...................................................         8,731           10,257               7,659
   Deferred income taxes .........................................         3,655            3,563               3,803
   Other current assets ..........................................           796              646                  85
                                                                       ---------        ---------           ---------
      Total current assets .......................................        61,379           46,914              56,924
   Long-term marketable securities ...............................        24,473           39,773              27,229
   Property, plant and equipment, net ............................        15,673           13,994              15,416
   Other noncurrent assets........................................           837            1,017                 820
                                                                       ---------        ---------           ---------
Total assets .....................................................     $ 102,362        $ 101,698           $ 100,389
                                                                       =========        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .......................................     $   4,472        $   4,663           $   4,081
   Other current liabilities .....................................        13,182           11,008              12,580
   Current portion of capital lease obligation ...................            55              156                  95
                                                                       ---------        ---------           ---------
      Total current liabilities ..................................        17,709           15,827              16,756
   Other noncurrent liabilities ..................................         1,025              887                 935
   Obligation under capital lease less current portion ...........             0               68                   0
                                                                       ---------        ---------           ---------
Total liabilities ................................................        18,734           16,782              17,691
                                                                       ---------        ---------           ---------

Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized no shares issued and outstanding
      in November 1999 and 1998 and August 1999)
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,058,851, 17,031,345 and 17,074,491 shares
      issued in November 1999 and 1998 and August 1999) ..........        17,059           17,031              17,074
   Capital in excess of stated value .............................         1,795            1,381               2,118
   Retained earnings..............................................       135,976          124,734             134,708
   Less treasury stock, at cost, 4,650,237, 3,884,688 and 4,650,237
      shares in November 1999 and 1998 and August 1999............       (71,202)         (58,230)            (71,202)
                                                                       ---------        ---------           ---------
   Total shareholders' equity.....................................        83,628           84,916              82,698
                                                                       ---------        ---------           ---------
   Total liabilities and shareholders' equity ....................     $ 102,362        $ 101,698           $ 100,389
                                                                       =========        =========           =========

 The accompanying notes are an integral part of the financial statements.

                           LINDSAY MANUFACTURING CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                                 NOVEMBER                 NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1999                     1998
----------------------------------------                                           ----                     ----
Operating revenues............................................                    $24,503                 $21,642
Cost of operating revenues....................................                     18,763                  16,964
                                                                                  -------                 -------
Gross profit..................................................                      5,740                   4,678
                                                                                  -------                 -------
Operating expenses:
   Selling expense............................................                      1,361                   1,261
   General and administrative expense.........................                      2,229                   1,822
   Engineering and research expense...........................                        472                     395
                                                                                  -------                 -------
Total operating expenses......................................                      4,062                   3,478
                                                                                  -------                 -------
Operating income..............................................                      1,678                   1,200
Interest income, net..........................................                        719                     741
Other income, net.............................................                         36                     162
                                                                                  -------                 -------
Earnings before income taxes..................................                      2,433                   2,103
Income tax provision..........................................                        730                     673
                                                                                  -------                 -------
Net earnings..................................................                    $ 1,703                 $ 1,430
                                                                                  =======                 =======

Basic net earnings per share..................................                    $  0.14                 $   .11
                                                                                  =======                 =======

Diluted net earnings per share................................                    $  0.13                 $   .10
                                                                                  =======                 =======

Average shares outstanding....................................                     12,421                  13,354
Diluted effect of stock options...............................                        426                     401
                                                                                  -------                 -------
Average shares outstanding assuming dilution..................                     12,847                  13,755
                                                                                  =======                 =======

Cash dividends per share......................................                    $ 0.035                 $ 0.035
                                                                                  =======                 =======

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                  (UNAUDITIED)

                                                                                        NOVEMBER            NOVEMBER
($ IN THOUSANDS)                                                                          1999                1998
----------------                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings................................................................         $  1,703             $ 1,430
   Adjustments to reconcile net earnings to net cash
         used in operating activities:
      Depreciation and amortization............................................              713                 637
      Amortization of marketable securities premiums, net......................               24                  50
      (Gain) on sale of fixed assets...........................................              (47)                (18)
      Loss (gain) on maturities of marketable securities
         held-to-maturity......................................................                8                  (5)
      Provision for uncollectible accounts receivable..........................             (276)                  0
      Deferred income taxes....................................................              148                 298
   Changes in assets and liabilities:
      Receivables..............................................................           (2,797)               (859)
      Inventories..............................................................           (1,072)                (59)
      Other current assets.....................................................             (711)               (554)
      Accounts payable.........................................................              391                (273)
      Other current liabilities................................................              (72)             (1,863)
      Current taxes payable....................................................              674               1,148
      Other noncurrent assets and liabilities..................................               73                (291)
                                                                                        --------             -------
      Net cash used in operating activities....................................           (1,241)               (359)
                                                                                        --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment..................................             (970)               (582)
   Proceeds from sale of property, plant and equipment.........................               47                  40
   Purchases of marketable securities held-to-maturity.........................           (5,480)                  0
   Proceeds from maturities of marketable securities held-to-maturity..........            3,740               5,996
                                                                                        --------             -------
   Net cash (used in) provided by investing activities.........................           (2,663)              5,454
                                                                                        --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation...........................              (40)                (26)
   (Repurchases and cancellations) proceeds from issuance of common
      stock under stock option plan ...........................................             (338)                563
   Dividends paid..............................................................             (435)               (460)
   Purchases of treasury stock.................................................                0              (7,497)
                                                                                        --------             -------
   Net cash used in financing activities.......................................             (813)             (7,420)
                                                                                        --------             -------
   Net decrease in cash and cash equivalents...................................           (4,717)             (2,325)
   Cash and cash equivalents, beginning of period..............................           14,232               3,794
                                                                                        --------             -------
   Cash and cash equivalents, end of period....................................         $  9,515             $ 1,469
                                                                                        ========             =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid...........................................................         $    (23)            $    (1)
   Interest paid...............................................................         $      1             $     2

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co., (Lindsay) August 31, 1999 Annual Report to Shareholders.
         In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 1999, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $47,173,000, $79,000, $90,000 and $47,162,000, respectively. In the held-to-maturity category at November 30, 1999, $22,700,000 in marketable securities mature within one year and $24,473,000 in long term marketable securities have maturities ranging from 12 to 42 months. The Company is not subject to material market risks with respect to its marketable securities.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                                             NOVEMBER       NOVEMBER       AUGUST
$ IN THOUSANDS                                                                 1999           1998          1999
---------------                                                                ----           ----          ----
First-in, first-out (FIFO) inventory ....................................    $ 13,054        $14,565      $ 11,983
LIFO reserves ...........................................................      (3,388)        (3,373)       (3,389)
Obsolescence reserve ....................................................        (935)          (935)         (935)
                                                                             --------        -------      --------
Total Inventories .......................................................    $  8,731        $10,257      $  7,659
                                                                             ========        =======      ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                             NOVEMBER       NOVEMBER      AUGUST
                                                                               1999           1998         1999
                                                                               ----           ----         ----
Raw materials ...........................................................       12%            18%          12%
Work in process .........................................................        5%             6%           5%
Purchased parts .........................................................       38%            35%          38%
Finished goods ..........................................................       45%            41%          45%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                                                             NOVEMBER       NOVEMBER       AUGUST
$ IN THOUSANDS                                                                 1999           1998          1999
---------------                                                                ----           ----          -----
Plant and equipment:
     Land ...............................................................   $     70        $    70       $     70
     Buildings ..........................................................      5,866          5,043          5,781
     Equipment ..........................................................     28,251         26,164         27,841
     Other...............................................................      5,437          4,520          5,004
Capital lease:
     Equipment ..........................................................        458            458            458
                                                                            --------        -------       --------
Total plant, equipment and capital lease ................................     40,082         36,255         39,154
Accumulated depreciation and amortization:
     Plant and equipment ................................................    (24,165)       (22,121)       (23,520)
     Capital lease ......................................................       (244)          (140)          (218)
                                                                            --------        -------       --------
Property, plant and equipment, net  .....................................   $ 15,673        $13,994       $ 15,416
                                                                            ========        =======       ========

(5) CREDIT ARRANGEMENTS

Lindsay entered into an agreement with a commercial bank in December 1999 for a $10.0 million unsecured revolving line of credit through December 31, 2000. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

(6) CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions arising in the ordinary course of their business activities. In the opinion of management, resolution of these legal actions will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

(7) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
         Options to purchase 140,250 shares of common stock at a weighted average price of $26.41 per share were outstanding during the first quarter of fiscal year 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

(8) INDUSTRY SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1999 which changes the way the Company reports information about its operating segments.
     The Company manages its business activities in two reportable segments:
          Irrigation: This segment includes the manufacture and marketing of center pivot and lateral move irrigation equipment.
          Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.
     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 1999. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income and does not include general or administrative expenses (which include corporate expenses) or engineering and research expenses, interest income net, non-operating income and expenses, income taxes, and assets. Operating income does include selling and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                              FOR THE THREE MONTHS ENDED
                                                                              --------------------------
                                                                               NOVEMBER         NOVEMBER
$ IN THOUSANDS                                                                   1999             1998
--------------                                                                   ----             ----
Operating revenues:
   Irrigation.........................................................        $  22,156         $ 17,711
   Diversified products...............................................            2,347            3,931
                                                                              ---------         --------
Total operating revenues..............................................        $  24,503         $ 21,642
                                                                              =========         ========
Operating income:
   Irrigation.........................................................        $   3,958         $  2,351
   Diversified products...............................................              421            1,066
                                                                              ---------         --------
Segment operating income..............................................            4,379            3,417
Unallocated general & administrative and
   engineering & research expenses....................................            2,701            2,217
Interest and other income, net........................................              755              903
                                                                              ---------         --------
Earnings before income taxes..........................................        $   2,433         $  2,103
                                                                              =========         ========
Geographic area revenues:
   Europe & Africa....................................................        $     689         $  1,188
   Mexico & Latin America.............................................            1,667            1,917
   Other export.......................................................            2,745            1,905
   United States......................................................           19,402           16,632
                                                                              ---------         --------
   Total revenues.....................................................        $  24,503         $ 21,642
                                                                              =========         ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The following table provides highlights of the first quarter of fiscal year 2000 compared with the first quarter of fiscal year 1999 of Lindsay's consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements.

                                                                                  FOR THE THREE MONTHS ENDED
                                                                      -------------------------------------------------
                                                                                                       PERCENT INCREASE
($ IN THOUSANDS)                                                      11/30/99          11/30/98          (DECREASE)
----------------                                                      --------          --------          ----------
Consolidated
   Operating Revenues.......................................           $24,503           $ 21,642             13.2%
   Cost of Operating Revenues...............................           $18,763           $ 16,964             10.6
   Gross Profit.............................................           $ 5,740           $  4,678             22.7
   Gross Margin.............................................              23.4%              21.6%
   Selling, Eng. & Research, and G&A Expense................           $ 4,062           $  3,478             16.8
   Operating Income.........................................           $ 1,678           $  1,200             39.8
   Operating Margin.........................................               6.8%               5.5%
   Interest Income, net.....................................           $   719           $    741             (3.0)
   Other Income, net........................................           $    36           $    162            (77.8)
   Income Tax Provision.....................................           $   730           $    673              8.5
   Effective Income Tax Rate................................              30.0%              32.0%
   Net Earnings.............................................           $ 1,703           $  1,430             19.1
Irrigation Equipment Segment (See Note (8))
   Operating Revenues.......................................           $22,156           $ 17,711             25.1
   Operating Income.........................................           $ 3,958           $  2,351             68.4
   Operating Margin.........................................              17.9%              13.3%
Diversified Products Segment (See Note (8))
   Operating Revenues.......................................           $ 2,347           $  3,931            (40.3)
   Operating Income.........................................           $   421           $  1,066            (60.5%)
   Operating Margin.........................................              17.9%              27.1%

         As the above table displays, operating revenues for the three month period ended November 30, 1999, were 13.2 percent ($2.9 million) higher than the first quarter of fiscal year 1999. This increase was the net result of 38 percent ($4.5 million) increase in U.S. irrigation equipment revenues, a 2 percent ($0.1 million) increase in export irrigation equipment revenues, a 40 percent ($1.6 million) reduction in diversified products revenues and a 13 percent ($0.1 million) reduction in other revenues.
         Lindsay believes that the long-term demand drivers for center pivot irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in its U.S. market and in its markets outside the U.S. Results for Lindsay's first quarter of fiscal year 2000 reflect a favorable comparison with the first quarter of fiscal year 1999 when uncertainty due to lower agricultural commodity prices caused many farmers to postpone capital equipment purchases. The Company believes that the comparatively stronger first quarter fiscal year 2000 performance reflects the U.S. farmers' adjustment to lower agricultural commodity prices, as well as to their ability to leverage government programs and crop marketing strategies. Although prices for crops including corn, wheat and soybeans are forecasted to continue at levels lower than their historical averages, the USDA projects 1999's net cash farm income to total $57.9 billion, approximately $3 billion higher than 1998's $54.9 billion.
         Export irrigation equipment revenues during the first quarter of fiscal year 2000 were slightly higher primarily due to increased whole unit sales to our irrigation equipment dealers or their customers in Australia and New Zealand. Revenues from sales to our Canadian dealers were only slightly greater than that of the first quarter of the fiscal year 1999. Revenues from sales to our Latin American and European and South and Central African markets were lower during the quarter as compared to the first quarter of fiscal year 1999.

         First quarter fiscal year 2000 diversified products revenues were lower primarily due to reduced sales of agricultural related outsource manufacturing products to Deere & Company and New Holland North America, Inc. Large diameter tubing revenues during the first quarter of fiscal year 2000 were only slightly lower than that of the prior year's first quarter.
         Gross margin for the three months ended November 30 1999, was 23.4 percent as compared to 21.6 percent for the first quarter of last year. Fiscal year 2000's gross margin was favorably impacted by overhead rate variances that were less negative as the result of an increased level of manufacturing as compared to the first quarter of fiscal year 1999. Raw material prices were largely stable or only slightly higher (i.e., steel and zinc) during the quarter.
         First quarter fiscal year 2000's selling, engineering and research and general and administrative (SG&A) expenses of $4.1 million (16.6% as a percent of sales) were higher than the first quarter of fiscal year 1998's SG&A expenses of $3.5 million (16.1% as a percent of sales). Increased SG&A salary and wage costs (due primarily to higher bonus earnout accruals), depreciation, professional and legal fees, and group insurance expenses were partially offset by reduced product advertising costs.
         The $0.1 million decline in other income during the first quarter of fiscal year 2000 as compared to the prior year's comparative period was due to a reduction of the State of Nebraska economic development sales tax credit.
         The effective tax rate for the first quarter of fiscal year 2000 was
30.0 percent as compared to 32.0 percent rate for the comparative period of fiscal year 1999. Due to the federal income tax exempt status of interest income from its municipal bond investments and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 36.4 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations totaled $1.2 million for the first three months of fiscal year 2000 compared to $0.4 million for the first three months of fiscal year 1999. The use of cash flows in operating activities for fiscal year 2000 were primarily due to increased receivables and increased inventories. Fiscal year 1999 cash flows used in operating activities were principally due to decreased other current liabilities partially offset by increased current taxes payable.
         Receivables of $16.0 million at November 30, 1999 increased $3.1 million from $12.9 million at August 31, 1999 and increased $1.1 million from $14.9 million at November 30, 1998. The increases were principally due to the higher level of U.S. irrigation equipment sales activity during November 1999 as compared to August 1999 and November 1998. Inventories at November 30, 1999 totaled $8.7 million, higher than their $7.7 million balance at August 31, 1999 and lower than their $10.3 million balance at November 30, 1998. Inventory was reduced from November 1998 by using improved inventory planning systems and criteria.
         Current liabilities of $17.7 million at November 30, 1999 are higher than their $16.8 million balance at August 31, 1999 and their $15.8 million balance at November 30, 1998. The increase from August 31, 1999 is principally due to increased trade payables and a higher accrual for taxes payable. The increase from November 30, 1998 is primarily due to higher accruals for payroll and vacation, and taxes payable.
         Cash flows used in investing activities of $2.7 million for the first three months of fiscal year 2000 compared to cash flows provided by investing activities of $5.5 million for the first three months of fiscal year 1999. The cash flows used in investing activities in fiscal year 2000 were attributable to capital expenditures and purchases of marketable securities partially offset by proceeds from maturities of marketable securities. Fiscal year 1999 cash flows provided by investing activities was primarily due to proceeds from maturities of marketable securities, partially offset by capital expenditures.
         Lindsay's cash and short-term marketable securities totaled $32.2 million at November 30, 1999, as compared to $32.5 million at August 31, 1999 and $17.5 million at November 30, 1998. At November 30, 1999, Lindsay had $24.5 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $27.2 million at August 31, 1999 and from $39.8 million at November 30, 1998.
         Cash flows used in financing activities of $0.8 million for the first three months of fiscal year 2000 decreased from $7.4 million for the three months of fiscal year 1999. The cash flows used in financing activities in fiscal year 2000 was primarily attributable to cancellations to pay for the exercise price or required taxes of common stock under Lindsay's employee stock option plan. Fiscal year 1999 cash flows used in financing activities were primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance of common stock under Lindsay's employee stock option plan.
         Lindsay's equity increased to $83.6 million at November 30, 1999 from $82.7 million at August 31, 1999 due to its net earnings of $1.7 million, less $0.4 million from the cancellations- (net) of common stock under Lindsay's employee stock option plan, less dividends paid of $0.4 million. Lindsay's equity at November 30, 1998 was $84.9 million.
         Capital expenditures of $1.0 million during the first three months of fiscal year 2000 increased from $0.6 million during the first three months of fiscal year 1999. Fiscal year 2000 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2000 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.
         Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and potential line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

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


OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.
         Approximately 21% and 23% of Lindsay's operating revenues for the first quarter of fiscal year 2000 and 1999 respectively, were generated from export sales. For the full year of 1999 approximately 19% of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.


YEAR 2000 ISSUES
As of January 10, 2000 Lindsay has had no problems associated with Year 2000 issues for its mission critical components of the Company's Information Technology ("IT") software and non-IT systems, or the Company's critical suppliers and third-party providers. Lindsay does not expect problems associated with Year 2000 mission critical issues in the future.

         Concerning Forward-Looking Statements - This Report on Form 10-Q, including the Management's Discussion and Analysis, Year 2000 and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or including the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial condition, results of operations or cash flows.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits -

       4     -  Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997

       10(a) - Employment Agreement between the Company and Gary D. Parker, effective December 1, 1999.

       27    -  Financial Data Schedule

(b)    Reports on form 8-K -

       No Form 8-K was filed during the quarter ended November 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of January, 2000.

                          LINDSAY MANUFACTURING CO.

                          By:      /s/ BRUCE C. KARSK
                                   ------------------------------------
                          Name:    Bruce C. Karsk
                          Title:   Director, Vice President-Finance, Treasurer
                                   and Secretary;
                                   Principal Financial and Accounting Officer


                          By:      /s/ RALPH J. KROENKE
                                   ------------------------------------
                          Name:    Ralph J. Kroenke
                          Title:   Controller