Form 10-Q
period 2000-02-29
LINDSAY MANUFACTURING CO
filed 2000-03-29
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       ------   -----
                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        47-0554096
             ---------                                       ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

BOX 156, 214 EAST 2ND STREET, LINDSAY, NEBRASKA                68644
-----------------------------------------------                ------
 (Address of principal executive offices)                    (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


At March 17, 2000, 12,312,756 shares of common stock, $1.00 par value, of the registrant were outstanding.

Exhibit index is located on page 2.

Total number of pages 14.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 29, 2000 and February 28, 1999
           and August 31, 1999                                                                        3

           Consolidated Statements of Operations for the three months and six
           months ended February 29, 2000 and February 28, 1999                                       4

           Consolidated Statements of Cash Flows for the six
           months ended February 29, 2000 and February 28, 1999                                       5

           Notes to Consolidated Financial Statements                                               6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       9-11

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                   12

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                    12

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  12

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                     12

SIGNATURES                                                                                           13

EXHIBIT INDEX

           27 - Financial Data Schedule                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
           FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND AUGUST 31, 1999

                                                                           (UNAUDITED)    (UNAUDITED)
                                                                            FEBRUARY        FEBRUARY        AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                            2000           1999           1999
-----------------------------------                                        -----------    ------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $     5,837    $        647    $    14,232
   Marketable securities ...............................................        23,982          21,260         18,236
   Receivables .........................................................        23,842          17,625         12,909
   Inventories .........................................................         9,430           9,677          7,659
   Deferred income taxes ...............................................         3,204           3,523          3,803
   Other current assets ................................................           541             511             85
                                                                           -----------    ------------    -----------
      Total current assets .............................................        66,836          53,243         56,924
   Long-term marketable securities .....................................        20,560          31,616         27,229
   Property, plant and equipment, net ..................................        15,653          14,365         15,416
   Other noncurrent assets .............................................           837           1,017            820
                                                                           -----------    ------------    -----------
Total assets ...........................................................   $   103,886    $    100,241    $   100,389
                                                                           ===========    ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .............................................   $     7,482    $      6,186    $     4,081
   Other current liabilities ...........................................        13,216          10,756         12,580
   Current portion of capital lease obligation .........................            15             157             95
                                                                           -----------    ------------    -----------
      Total current liabilities ........................................        20,713          17,099         16,756
   Other noncurrent liabilities ........................................           781             970            935
   Obligation under capital lease less current portion .................             0              28              0
                                                                           -----------    ------------    -----------
Total liabilities ......................................................        21,494          18,097         17,691
                                                                           -----------    ------------    -----------

Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized no shares issued and outstanding
      in February 2000 and 1999 and August 1999)
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,306,593, 17,055,920 and 17,074,491 shares
      issued in February 2000 and 1999 and August 1999) ................        17,307          17,056         17,074
   Capital in excess of stated value ...................................         2,406           1,441          2,118
   Retained earnings ...................................................       139,602         127,629        134,708
   Less treasury stock, at cost, 4,993,837, 4,267,050 and 4,650,237
      shares in February 2000 and 1999 and August 1999 .................       (76,923)        (63,982)       (71,202)
                                                                           -----------    ------------    -----------
   Total shareholders' equity ..........................................        82,392          82,144         82,698
                                                                           -----------    ------------    -----------
   Total liabilities and shareholders' equity ..........................   $   103,886    $    100,241    $   100,389
                                                                           ===========    ============    ===========


 The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    --------------------------   -------------------------
                                                     FEBRUARY       FEBRUARY      FEBRUARY      FEBRUARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2000           1999          2000          1999
----------------------------------------            -----------    -----------   -----------   -----------
Operating revenues ..............................   $    34,996    $    31,087   $    59,499   $    52,729
Cost of operating revenues ......................        26,058         23,426        44,821        40,390
                                                    -----------    -----------   -----------   -----------
Gross profit ....................................         8,938          7,661        14,678        12,339
                                                    -----------    -----------   -----------   -----------
Operating expenses:
   Selling expense ..............................         1,366          1,159         2,727         2,420
   General and administrative expense ...........         1,889          1,839         4,118         3,661
   Engineering and research expense .............           492            477           964           872
                                                    -----------    -----------   -----------   -----------
Total operating expenses ........................         3,747          3,475         7,809         6,953
                                                    -----------    -----------   -----------   -----------
Operating income ................................         5,191          4,186         6,869         5,386
Interest income, net ............................           613            671         1,332         1,412
Other (expense) income, net .....................            (8)            68            28           230
                                                    -----------    -----------   -----------   -----------
Earnings before income taxes ....................         5,796          4,925         8,229         7,028
Income tax provision ............................         1,739          1,576         2,469         2,249
                                                    -----------    -----------   -----------   -----------
Net earnings ....................................   $     4,057    $     3,349   $     5,760   $     4,779
                                                    ===========    ===========   ===========   ===========

Basic net earnings per share ....................   $      0.33    $      0.26   $      0.46   $       .36
                                                    ===========    ===========   ===========   ===========

Diluted net earnings per share ..................   $      0.32    $      0.25   $      0.45   $       .35
                                                    ===========    ===========   ===========   ===========

Average shares outstanding ......................        12,380         13,040        12,400        13,197
Diluted effect of stock options .................           270            359           348           380
                                                    -----------    -----------   -----------   -----------
Average shares outstanding assuming dilution ....        12,650         13,399        12,748        13,577
                                                    ===========    ===========   ===========   ===========

Cash dividends per share ........................   $     0.035    $     0.035   $     0.070   $     0.070
                                                    ===========    ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
          THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


                                                                              FEBRUARY        FEBRUARY
($ IN THOUSANDS)                                                                2000            1999
----------------                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..........................................................   $     5,760    $     4,779
   Adjustments to reconcile net earnings to net cash
         (used in) provided by operating activities:
      Depreciation and amortization ......................................         1,431          1,279
      Amortization of marketable securities premiums, net ................            31             96
      (Gain) on sale of fixed assets .....................................           (57)           (28)
      Loss (gain) on maturities of marketable securities
         held-to-maturity ................................................             8             (5)
      Provision for uncollectible accounts receivable ....................          (276)            (2)
      Deferred income taxes ..............................................           599            338
   Changes in assets and liabilities:
      Receivables ........................................................       (10,657)        (3,557)
      Inventories ........................................................        (1,771)           521
      Other current assets ...............................................          (456)          (419)
      Accounts payable ...................................................         3,401          1,250
      Other current liabilities ..........................................           234         (2,202)
      Current taxes payable ..............................................           402          1,235
      Other noncurrent assets and liabilities ............................          (171)          (208)
                                                                             -----------    -----------
      Net cash (used in) provided by operating activities ................        (1,522)         3,077
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ............................        (1,668)        (1,595)
   Proceeds from sale of property, plant and equipment ...................            57             50
   Purchases of marketable securities held-to-maturity ...................       (10,256)             0
   Proceeds from maturities of marketable securities held-to-maturity ....        11,140          8,901
                                                                             -----------    -----------
   Net cash (used in) provided by investing activities ...................          (727)         7,356
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .....................           (80)           (65)
   Proceeds, net from issuance of common
      stock under stock option plan ......................................           521            648
   Dividends paid ........................................................          (866)          (914)
   Purchases of treasury stock ...........................................        (5,721)       (13,249)
                                                                             -----------    -----------
   Net cash used in financing activities .................................        (6,146)       (13,580)
                                                                             -----------    -----------
   Net decrease in cash and cash equivalents .............................        (8,395)        (3,147)
   Cash and cash equivalents, beginning of period ........................        14,232          3,794
                                                                             -----------    -----------
   Cash and cash equivalents, end of period ..............................   $     5,837    $       647
                                                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid .....................................................   $     1,459    $       737
   Interest paid .........................................................   $        32    $         4

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

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At February 29, 2000, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $44,542,000, $45,000, $196,000 and $44,391,000, respectively. In the held-to-maturity category at February 29, 2000, $23,982,000 in marketable securities mature within one year and $20,560,000 in long term marketable securities have maturities ranging from 12 to 42 months. The Company is not subject to material market risks with respect to its marketable securities.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                                                             FEBRUARY      FEBRUARY       AUGUST
$ IN THOUSANDS                                                                 2000          1999          1999
---------------                                                              --------      --------      --------
First-in, first-out (FIFO) inventory ....................................    $ 14,050      $  13,964     $ 11,983
LIFO reserves ...........................................................      (3,685)        (3,352)      (3,389)
Obsolescence reserve ....................................................        (935)          (935)        (935)
                                                                             --------      ---------     --------
Total Inventories .......................................................    $  9,430      $   9,677     $  7,659
                                                                             ========      =========     ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:



                                                                             FEBRUARY      FEBRUARY       AUGUST
                                                                               2000          1999          1999
                                                                             --------      --------      --------
Raw materials ...........................................................       12%           18%           12%
Work in process .........................................................        5%            6%            5%
Purchased parts .........................................................       38%           35%           38%
Finished goods ..........................................................       45%           41%           45%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                                                            FEBRUARY      FEBRUARY       AUGUST
$ IN THOUSANDS                                                                2000          1999          1999
---------------                                                             --------      --------      --------
Plant and equipment:
     Land ...............................................................   $     70      $     70      $     70
     Buildings ..........................................................      5,865         5,043         5,781
     Equipment ..........................................................     28,413        26,644        27,841
     Other ..............................................................      5,750         4,908         5,004
Capital lease:
     Equipment ..........................................................        458           458           458
                                                                            --------      --------      --------
Total plant, equipment and capital lease ................................     40,556        37,123        39,154
Accumulated depreciation and amortization:
     Plant and equipment ................................................    (24,633)      (22,593)      (23,520)
     Capital lease ......................................................       (270)         (165)         (218)
                                                                            --------      --------      --------
Property, plant and equipment, net ......................................   $ 15,653      $ 14,365      $ 15,416
                                                                            ========      ========      ========

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

         Options to purchase 159,486 shares of common stock at a weighted average price of $24.06 per share were outstanding during the second quarter of fiscal year 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2009.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                --------------------------   --------------------------
                                                 FEBRUARY        FEBRUARY     FEBRUARY        FEBRUARY
$ IN THOUSANDS                                     2000            1999         2000            1999
--------------                                  ----------      ----------   ----------      ----------
Operating revenues:
   Irrigation ...............................   $   31,345      $   26,630   $   53,501      $   44,341
   Diversified products .....................        3,651           4,457        5,998           8,388
                                                ----------      ----------   ----------      ----------
Total operating revenues ....................   $   34,996      $   31,087   $   59,499      $   52,729
                                                ==========      ==========   ==========      ==========
Operating income:
   Irrigation ...............................   $    6,912      $    5,946   $   10,870      $    8,297
   Diversified products .....................          660             556        1,081           1,622
                                                ----------      ----------   ----------      ----------
Segment operating income ....................        7,572           6,502       11,951           9,919
Unallocated general & administrative and
   engineering & research expenses ..........        2,381           2,316        5,082           4,533
Interest and other (expense) income, net ....          605             739        1,360           1,642
                                                ----------      ----------   ----------      ----------
Earnings before income taxes ................   $    5,796      $    4,925   $    8,229      $    7,028
                                                ==========      ==========   ==========      ==========
Geographic area revenues:
   United States ............................   $   29,638      $   26,847   $   49,040      $   43,479
   Europe & Africa ..........................        2,743           1,821        3,432           3,009
   Mexico & Latin America ...................        1,275             714        2,942           2,631
   Other export .............................        1,340           1,705        4,085           3,610
                                                ----------      ----------   ----------      ----------
   Total revenues ...........................   $   34,996      $   31,087   $   59,499      $   52,729
                                                ==========      ==========   ==========      ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The following table provides highlights for the three month and six month periods of fiscal year 2000 as compared to the same periods of fiscal year 1999 of Lindsay's consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements.

                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                            -------------------------------    --------------------------------
                                                                                   PERCENT                            PERCENT
                                                                                  INCREASE                            INCREASE
($ IN THOUSANDS)                                            02/29/00   02/28/99  (DECREASE)    02/29/00   02/28/99   (DECREASE)
----------------                                            --------   --------  ----------    --------   --------   ----------
Consolidated
   Operating Revenues..................................     $ 34,996   $ 31,087      12.6%     $ 59,499   $ 52,729      12.8%
   Cost of Operating Revenues..........................     $ 26,058   $ 23,426      11.2      $ 44,821   $ 40,390      11.0
   Gross Profit........................................     $  8,938   $  7,661      16.7      $ 14,678   $ 12,339      19.0
   Gross Margin........................................         25.5%      24.6%                   24.7%      23.4%
   Selling, Eng. & Research, and G&A Expense...........     $  3,747   $  3,475       7.8      $  7,809   $  6,953      12.3
   Operating Income....................................     $  5,191   $  4,186      24.0      $  6,869   $  5,386      27.5
   Operating Margin....................................         14.8%      13.5%                   11.6%      10.2%
   Interest Income, net................................     $    613   $    671      (8.6)     $  1,332   $  1,412      (5.7)
   Other (Expense) Income, net.........................     $     (8)  $     68    (111.8)     $     28   $    230     (87.8)
   Income Tax Provision................................     $  1,739   $  1,576      10.3      $  2,469   $  2,249       9.8
   Effective Income Tax Rate...........................         30.0%      32.0%                   30.0%      32.0
   Net Earnings........................................     $  4,057   $  3,349      21.1      $  5,760   $  4,779      20.5
Irrigation Equipment Segment (See Note (8))
   Operating Revenues..................................     $ 31,345   $ 26,630      17.7      $ 53,501   $ 44,341      20.7
   Operating Income....................................     $  6,912   $  5,946      16.2      $ 10,870   $  8,297      31.0
   Operating Margin....................................         22.1%      22.3%                   20.3%      18.7%
Diversified Products Segment (See Note (8))
   Operating Revenues..................................     $  3,651   $  4,457     (18.1)     $  5,998   $  8,388     (28.5)
   Operating Income....................................     $    660   $    556      18.7%     $  1,081   $  1,622     (33.4%)
   Operating Margin....................................         18.1%      12.5%                  18.0%       19.3%

         As the above table displays, operating revenues for the three month period ended February 29, 2000 increased 12.6 percent ($3.9 million) from the comparable period of the prior year. The increase in second quarter revenue was the net result of a 15 percent ($3.3 million) increase in U.S. irrigation equipment revenues, a 26 percent ($1.1 million) increase in export irrigation equipment revenues and a 9 percent ($.5 million) decrease in diversified products and other revenues.

         For the six month period ended February 29, 2000, operating revenues were 12.8 percent ($6.8 million) higher than the comparable period of the prior year. U.S. irrigation equipment revenue was 23 percent ($7.7 million) higher, export irrigation equipment revenue was 13 percent ($1.2 million) higher, while diversified products and other revenues for the six month period were 22 percent ($2.1 million) lower than the second quarter of fiscal year 1999.

         Lindsay believes that the long-term demand drivers for higher irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in both its U.S. market and in its markets outside the U.S. However, these long-term demand drivers continue to be somewhat muted by low agricultural commodity prices both in the U.S. and in our export markets. These low agricultural commodity prices are due to near record 1998 and 1999 production in the U.S. (increased supply) occurring concurrently with the economic downturn in Asia and other developing economic regions leading to a reduced ability in those regions for the purchase and importation of grain and meat commodities (reduced demand). Agricultural commodity prices have stabilized within the last six months however, and farmer confidence has improved leading to our increase in center pivot sales.

         Domestic irrigation equipment pricing (net of discounts and promotional program allowances) on units shipped and sold during the three months ended February 29, 2000 was, on average, approximately equal to that of the prior year's comparative three month period. Irrigation equipment costs (at standard cost and before warranty expenses) on units shipped and sold during the second quarter of fiscal year 2000 were on average, also equal to that of the prior year's second quarter.

         Export irrigation equipment revenues for the three month period ended February 29, 2000, were favorably affected by a third shipment of equipment to Romania. This shipment had an unfavorable effect to gross margin, however.

         Both year-to-date and second quarter fiscal year 2000 diversified products and other revenues were lower primarily due to reduced sales of outsource manufacturing products to Deere & Company and Caterpillar, Inc. Large diameter tubing revenues during the second quarter of fiscal year 2000 were about equal to the prior year's comparative period.

         Gross margin for the three months ended February 29, 2000, as a percent of operating revenues, was 25.5 percent, up from 24.6 percent of the prior year's comparative period. For the six months ended February 29, 2000, gross margin as a percent of operating revenues was 24.7 percent as compared to 23.4 percent for the six months ended February 28, 1999. Increased manufacturing throughput resulted in favorable manufacturing overhead variances as compared to the prior year's comparable period which had a favorable effect on the Company's gross margin.

         Selling, general and administrative, and engineering and research expenses for the three month period ended February 29, 2000, were $3.7 million as compared to $3.5 million during the prior year's comparative period. For the six month period, fiscal year 2000 selling, general and administrative, and engineering and research expenses totaled $7.8 million as compared to $7.0 million in fiscal year 1999. Higher group and comprehensive general and liability insurance costs, and professional and legal fees were responsible for the majority of the increase in selling general and administrative and engineering and research expenses for both the three and six month periods.

         The effective tax rate for both the three month and six month periods ended February 29, 2000 was 30.0 percent. This compares to an effective tax rate of 32.0 percent for both the comparable three month and six month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 36.0 percent.

FINANCIAL POSITION AND LIQUIDITY

The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations totaled $1.5 million for the first six months of fiscal year 2000 compared to cash flows provided by operations of $3.1 million for the first six months of fiscal year 1999. The use of cash flows in operating activities for fiscal year 2000 were primarily due to increased receivables and increased inventories partially offset by net earnings and increased payables. Fiscal year 1999 cash flows provided by operating activities were principally due to net earnings and increased current taxes payable partially offset by increased receivables and decreased other current liabilities.

         Receivables of $23.8 million at February 29, 2000 increased $10.9 million from $12.9 million at August 31, 1999 and increased $6.2 million from $17.6 million at February 28, 1999. The increases were principally due to the higher level of U.S. and export irrigation equipment sales activity during February 2000 and increased use of a marketing program that offered deferred payment terms on some transactions to our dealers, as compared to August 1999 and February 1999. Inventories at February 29, 2000 totaled $9.4 million which is higher than their $7.7 million balance at August 31, 1999 and lower than their $9.7 million balance at February 28, 1999. Inventory was reduced from February 1999 by using improved inventory planning systems and criteria.

         Current liabilities of $20.7 million at February 29, 2000 are higher than their $16.8 million balance at August 31, 1999 and their $17.1 million balance at February 28, 1999. The increase from August 31, 1999 is principally due to increased trade payables and international dealer prepayments partially offset by a lower accrual for payroll and vacation. The increase from February 28, 1999 is primarily due to increased trade payables and international dealer prepayments.

         Cash flows used in investing activities of $0.8 million for the first six months of fiscal year 2000 compared to cash flows provided by investing activities of $7.4 million for the first six months of fiscal year 1999. The cash flows used in investing activities in fiscal year 2000 were attributable to capital expenditures and purchases of marketable securities partially offset by proceeds from maturities of marketable securities. Fiscal year 1999 cash flows provided by investing activities was primarily due to proceeds from maturities of marketable securities, partially offset by capital expenditures.

         Lindsay's cash and short-term marketable securities totaled $29.8 million at February 29, 2000, as compared to $32.5 million at August 31, 1999 and $21.9 million at February 28, 1999. At February 29, 2000, Lindsay had $20.6 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $27.2 million at August 31, 1999 and from $31.6 million at February 28, 1999.

         Cash flows used in financing activities of $6.1 million for the first six months of fiscal year 2000 decreased from $13.6 million for the six months of fiscal year 1999 and for both periods was primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance of common stock under Lindsay's employee stock option plan.

         Lindsay's equity decreased to $82.4 million at February 29, 2000 from $82.7 million at August 31, 1999 due to its net earnings of $5.8 million, less $5.7 million used to repurchase 343,600 shares of common stock per Lindsay's previously announced stock repurchase plan, plus $0.5 million from the proceeds,
(net) issuance of common stock under Lindsay's employee stock option plan, less dividends paid of $0.9 million. Lindsay's equity at February 28, 1999 was $82.1 million.

         Capital expenditures of $1.7 million during the first six months of fiscal year 2000 compared to $1.6 million during the first six months of fiscal year 1999. Fiscal year 2000 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2000 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.

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

         Approximately 18% of Lindsay's operating revenues for both the first six months of fiscal year 2000 and 1999 were generated from export sales. For the full year of 1999 approximately 19% of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.


         Concerning Forward-Looking Statements - This Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or including the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Lindsay's annual shareholder's meeting was held on January 25, 2000. The shareholders voted to elect a director, and to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending August 31, 2000. There were 12,408,614 shares of common stock entitled to vote at the meeting and a total of 11,135,260 shares (89.74%) were represented at the meeting.

         1.  Election of Director:        For           Against             Withheld
             Larry H. Cunningham        11,095,149       3,673               36,438

         2.  Auditors. Ratification of the appointment of PricewaterhouseCoopers
             LLP as independent auditors for the fiscal year ended August 31, 2000.

             For - 11,122,918       Against - 7,421     Abstain - 4,921     Broker non-vote - 0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         4   -  Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997

         27  -  Financial Data Schedule

(b)      Reports on Form 8-K -

         The registrant filed a report on Form 8-K dated December 1, 1999, reporting under Item 5. Other Events, which included a copy of a press release announcing that its Chairman, President and CEO, Gary D. Parker will be retiring from the Company by the conclusion of the fiscal year ending August 31, 2000 or upon the naming of a successor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2000.

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