Form 10-Q
period 2000-05-31
LINDSAY MANUFACTURING CO
filed 2000-07-13
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 2000 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        47-0554096
              --------                                       -----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

BOX 156, 214 EAST 2ND STREET, LINDSAY, NEBRASKA                 68644
-----------------------------------------------                 -----
 (Address of principal executive offices)                     (Zip Code)

402-428-2131
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

At July 5, 2000, 11,743,928 shares of common stock, $1.00 par value, of the registrant were outstanding.

Exhibit index is located on page 2.

Total number of pages 36.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                INDEX FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2000 and 1999
           and August 31, 1999                                              3

           Consolidated Statements of Operations for the three months
           and nine months ended May 31, 2000 and  1999                     4

           Consolidated Statements of Cash Flows for the nine
           months ended May 31, 2000 and  1999                              5

           Notes to Consolidated Financial Statements                      6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                              9-12

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                         12

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                          12

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                                 13

EXHIBIT INDEX

           10(a) - Employment Agreement between the Company and
           Richard W. Parod effective March 8, 2000                      14-35


           27 - Financial Data Schedule                                    36

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2000 AND 1999 AND AUGUST 31, 1999

                                                                      (UNAUDITED)       (UNAUDITED)
                                                                          MAY               MAY            AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                      2000              1999             1999
-----------------------------------                                      ----              ----             ----
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $   4,977       $    6,926         $  14,232
   Marketable securities .........................................        25,306           18,924            18,236
   Receivables ...................................................        25,441           17,949            12,909
   Inventories ...................................................         8,624            6,568             7,659
   Deferred income taxes .........................................         3,124            3,796             3,803
   Other current assets ..........................................           392              267                85
                                                                       ---------        ---------         ---------
      Total current assets .......................................        67,864           54,430            56,924
   Long-term marketable securities ...............................        19,433           31,171            27,229
   Property, plant and equipment, net ............................        15,751           14,587            15,416
   Other noncurrent assets........................................           839            1,020               820
                                                                       ---------        ---------         ---------
Total assets .....................................................     $ 103,887        $ 101,208         $ 100,389
                                                                       =========        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .......................................     $   5,620        $   3,621         $   4,081
   Other current liabilities .....................................        12,930           14,015            12,580
   Current portion of capital lease obligation ...................             0              147                95
                                                                       ---------        ---------         ---------
      Total current liabilities ..................................        18,550           17,783            16,756
   Other noncurrent liabilities ..................................           872            1,052               935
                                                                       ---------       ----------         ---------
Total liabilities ................................................        19,422           18,835            17,691
                                                                       ---------        ---------         ---------

Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares authorized no shares issued and outstanding in May 2000 and 1999 and August 1999)
   Common stock, ($1 par value, 25,000,000 shares authorized, 17,309,443,
      17,056,595 and 17, 074,491 shares
      issued in May 2000 and 1999 and August 1999) ...............        17,309           17,057            17,074
   Capital in excess of stated value .............................         2,426            1,446             2,118
   Retained earnings..............................................       145,142          132,710           134,708
   Less treasury stock, at cost, 5,203,637, 4,515,237 and 4,650,237
      shares in May 2000 and 1999 and August 1999.................       (80,412)         (68,840)          (71,202)
                                                                       ---------        ---------         ---------
   Total shareholders' equity.....................................        84,465           82,373            82,698
                                                                       ---------        ---------         ---------
   Total liabilities and shareholders' equity ....................     $ 103,887         $101,208         $ 100,389
                                                                       =========         ========         =========


 The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31,
                                  2000 AND 1999
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     ------------------           -----------------
                                                                     MAY            MAY           MAY           MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2000          1999           2000          1999
----------------------------------------                             ----          ----           ----         ----
Operating revenues............................................       $46,603      $42,990       $106,102      $95,719
Cost of operating revenues....................................        34,540       31,680         79,361       72,070
                                                                     -------      -------      ---------     --------
Gross profit..................................................        12,063       11,310         26,741       23,649
                                                                     -------      -------      ---------     --------
Operating expenses:
   Selling expense............................................         1,583        1,268          4,310        3,688
General and administrative expense............................         1,870        2,253          5,988        5,914
   Engineering and research expense...........................           512          425          1,476        1,297
                                                                     -------      -------      ---------     --------
Total operating expenses......................................         3,965        3,946         11,774       10,899
                                                                     -------      -------      ---------     --------
Operating income..............................................         8,098        7,364         14,967       12,750
Interest income, net..........................................           621          676          1,953        2,088
Other  income, net............................................            43           78             71          308
                                                                     -------      -------      ---------     --------
Earnings before income taxes..................................         8,762        8,118         16,991       15,146
Income tax provision..........................................         2,799        2,598          5,268        4,847
                                                                     -------      -------      ---------     --------
Net earnings..................................................       $ 5,963      $ 5,520      $  11,723     $ 10,299
                                                                     =======      =======      =========     ========

Basic net earnings per share..................................       $  0.49      $  0.44      $    0.95     $   0.79
                                                                     =======      =======      =========     ========

Diluted net earnings per share................................       $  0.48      $  0.42      $    0.93     $   0.77
                                                                     =======      =======      =========     ========

Average shares outstanding....................................        12,161       12,685         12,321       13,026
Diluted effect of stock options...............................           250          430            315          397
                                                                     -------      -------      ---------     --------
Average shares outstanding assuming dilution..................        12,411       13,115         12,636       13,423
                                                                     =======      =======      =========     ========

Cash dividends per share......................................       $ 0.035      $ 0.035      $   0.105     $  0.105
                                                                     =======      =======      =========     ========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999
                                  (UNAUDITED)


                                                                                              MAY                 MAY
($ IN THOUSANDS)                                                                             2000                1999
----------------                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings................................................................          $ 11,723             $ 10,299
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization............................................             2,187                1,942
      Amortization of marketable securities premiums, net......................                13                  142
      (Gain) on sale of fixed assets...........................................               (59)                 (90)
      Loss (gain) early redemption  of marketable securities
         held-to-maturity......................................................                12                   (5)
      Provision for uncollectible accounts receivable..........................              (276)                  (2)
      Deferred income taxes....................................................               679                   65
   Changes in assets and liabilities:
      Receivables..............................................................           (12,256)              (3,881)
      Inventories..............................................................              (965)               3,630
      Other current assets.....................................................              (307)                (175)
      Accounts payable.........................................................             1,539               (1,315)
      Other current liabilities................................................            (1,312)              (1,161)
      Current taxes payable....................................................             1,662                3,453
      Other noncurrent assets and liabilities..................................               (82)                (129)
                                                                                         ---------            ---------
      Net cash provided by operating activities................................             2,558               12,773
                                                                                         --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment..................................            (2,522)              (2,480)
   Proceeds from sale of property, plant and equipment.........................                59                  112
   Purchases of marketable securities held-to-maturity.........................           (13,125)                (500)
   Proceeds from maturities of marketable securities held-to-maturity..........            13,826               12,136
                                                                                         --------             --------
   Net cash (used in) provided by investing activities.........................            (1,762)               9,268
                                                                                         ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation...........................               (95)                (103)
   Proceeds, net from issuance of common
      stock under stock option plan ...........................................               543                  654
   Dividends paid..............................................................            (1,289)              (1,353)
   Purchases of treasury stock.................................................            (9,210)             (18,107)
                                                                                         ---------             --------
   Net cash used in financing activities.......................................           (10,051)             (18,909)
                                                                                         --------              --------
   Net (decrease) increase in cash and cash equivalents........................            (9,255)               3,132
   Cash and cash equivalents, beginning of period..............................            14,232                3,794
                                                                                         --------             --------
   Cash and cash equivalents, end of period....................................          $  4,977             $  6,926
                                                                                         ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid...........................................................          $  2,958             $  1,356
   Interest paid...............................................................          $     32             $      6

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

(2)   CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE
      SECURITIES

Cash equivalents are included at cost, which approximates market. At May 31, 2000, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $44,739,000, $7,000, $294,000 and $44,452,000, respectively. In the held-to-maturity category at May 31, 2000, $25,306,000 in marketable securities mature within one year and $19,433,000 in long term marketable securities have maturities ranging from 12 to 42 months. The Company is not subject to material market risks with respect to its marketable securities.

(3)   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                                                MAY           MAY         AUGUST
$ IN THOUSANDS                                                                  2000          1999         1999
---------------                                                                 ----          ----         ----
First-in, first-out (FIFO) inventory ....................................    $ 13,463        $ 10,294      $ 11,983
LIFO reserves ...........................................................      (3,904)         (2,791)       (3,389)
Obsolescence reserve ....................................................        (935)           (935)         (935)
                                                                             ----------      ---------     ---------
Total Inventories .......................................................    $  8,624        $  6,568      $  7,659
                                                                             ==========      =========     =========


The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                                MAY           MAY         AUGUST
                                                                                2000          1999         1999
                                                                                ----          ----         ----
Raw materials ...........................................................       12%            18%          12%
Work in process .........................................................        5%             6%           5%
Purchased parts .........................................................       38%            35%          38%
Finished goods ..........................................................       45%            41%          45%

(4)   PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.


                                                                               MAY            MAY         AUGUST
$ IN THOUSANDS                                                                 2000           1999         1999
---------------                                                                ----           ----         -----
Plant and equipment:
     Land ...............................................................   $     70        $    70       $     70
     Buildings ..........................................................      5,917          5,043          5,781
     Equipment ..........................................................     29,241         26,684         27,841
     Other...............................................................      5,684          5,492          5,004
Capital lease:
     Equipment ..........................................................        458            458            458
                                                                            --------        -------       --------
Total plant, equipment and capital lease ................................     41,370         37,747         39,154
Accumulated depreciation and amortization:
     Plant and equipment ................................................    (25,322)       (22,968)       (23,520)
     Capital lease ......................................................       (297)          (192)          (218)
                                                                            ---------       --------      ---------
Property, plant and equipment, net  .....................................   $ 15,751        $14,587       $ 15,416
                                                                            ========        =======       ========

(5)   CREDIT ARRANGEMENTS

Lindsay entered into an agreement with a commercial bank in December 1999 for a $10.0 million unsecured revolving line of credit through December 31, 2000. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

(6)   CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions arising in the ordinary course of their business activities. In the opinion of management, resolution of these legal actions will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

(7)   NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
         Options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding during the third quarter of fiscal year 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                     --------------------------    -------------------------
                                                                        MAY            MAY             MAY          MAY
$ IN THOUSANDS                                                          2000           1999            2000         1999
--------------                                                          ----           ----            ----         ----
Operating revenues:
   Irrigation.................................................        $41,911        $ 39,085      $  95,412      $83,426
   Diversified products.......................................          4,692           3,905         10,690       12,293
                                                                      -------        --------      ---------      -------
Total operating revenues......................................        $46,603        $ 42,990      $ 106,102      $95,719
                                                                      =======        ========      =========      =======
Operating income:
   Irrigation.................................................        $ 9,580        $  9,198      $  20,450      $17,495
   Diversified products.......................................            900             844          1,981        2,466
                                                                      -------        --------      ---------      -------
Segment operating income......................................         10,480          10,042         22,431       19,961
Unallocated general & administrative and
   engineering & research expenses............................          2,382           2,678          7,464        7,211
Interest and other income, net................................            664             754          2,024        2,396
                                                                      -------        --------      ---------      -------
Earnings before income taxes..................................        $ 8,762        $  8,118      $  16,991      $15,146
                                                                      =======        ========      =========      =======
Geographic area revenues:
   United States..............................................        $40,042        $ 34,639      $  89,082      $78,118
   Europe & Africa............................................          2,116           3,776          5,548        6,785
   Mexico  & Latin America....................................            991           2,122          3,933        4,753
   Other export...............................................          3,454           2,453          7,539        6,063
                                                                      -------        --------      ---------      -------
   Total revenues.............................................        $46,603        $ 42,990      $ 106,102      $95,719
                                                                      =======        ========      =========      =======

(9)   REVENUE RECOGNITION
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The following table provides highlights for the three month and nine month periods of fiscal year 2000 as compared to the same periods of fiscal year 1999 of Lindsay's consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements.

                                                               FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                            ------------------------------     -------------------------------
                                                                                   PERCENT                            PERCENT
                                                                                  INCREASE                           INCREASE
($ IN THOUSANDS)                                            05/31/00   05/31/99  (DECREASE)    05/31/00  05/31/99   (DECREASE)
----------------                                            --------   --------  ----------    --------  --------    ---------
Consolidated
   Operating Revenues..................................     $46,603     $ 42,990      8.4%     $ 106,102  $ 95,719     10.8%
   Cost of Operating Revenues..........................     $34,540     $ 31,680      9.0      $  79,361  $ 72,070     10.1
   Gross Profit........................................     $12,063     $ 11,310      6.7      $  26,741  $ 23,649     13.1
   Gross Margin........................................        25.9%        26.3%                   25.2%     24.7%
   Selling, Eng. & Research, and G&A Expense...........     $ 3,965     $  3,946      0.5      $  11,774  $ 10,899      8.0
   Operating Income....................................     $ 8,098     $  7,364     10.0      $  14,967  $ 12,750     17.4
   Operating Margin....................................       17.4%        17.1%                   14.1%      13.3%
   Interest Income, net................................     $   621     $    676     (8.1)     $   1,953  $  2,088     (6.5)
   Other Income, net...................................     $    43     $     78    (44.9)     $      71  $    308    (76.9)
   Income Tax Provision................................     $ 2,799     $  2,598      7.7      $   5,268  $  4,847      8.7
   Effective Income Tax Rate...........................        31.9%        32.0%                   31.0%     32.0%
   Net Earnings........................................     $ 5,963     $  5,520      8.0      $  11,723  $ 10,299     13.8
Irrigation Equipment Segment (See Note (8))
   Operating Revenues..................................     $41,911     $ 39,085      7.2      $  95,412  $ 83,426     14.4
   Operating Income....................................     $ 9,580     $  9,198      4.2      $  20,450  $ 17,495     16.9
   Operating Margin....................................       22.9%        23.5%                    21.4%     21.0%
Diversified Products Segment (See Note (8))
   Operating Revenues..................................     $ 4,692     $  3,905     20.2      $  10,690  $ 12,293    (13.0)
   Operating Income....................................     $   900     $    844      6.6%     $   1,981  $  2,466    (19.7%)
   Operating Margin....................................        19.2%        21.6%                   18.5%     20.1%

         As the above table displays, operating revenues for the three month period ended May 31, 2000 increased 8.4 percent ($3.6 million) from the comparable period of the prior year. The increase in this year's third quarter revenue was the net result of a 16 percent ($4.7 million) increase in U.S. irrigation equipment revenues, a 21 percent ($1.8 million) decrease in export irrigation equipment revenues and a 16 percent ($0.7 million) increase in diversified products and other revenues.
         For the nine month period ended May 31, 2000, operating revenues were
10.8 percent ($10.4 million) higher than the nine month period of the prior year. U.S. irrigation equipment revenue was 20 percent ($12.4 million) higher, export irrigation equipment revenue was 3 percent ($0.6 million) lower, while diversified products and other revenue for the nine month period was 10 percent ($1.4 million) lower than at this time last year.
         Lindsay believes that the long-term demand drivers for higher irrigation equipment consisting of the need for farmers to conserve water, energy and labor while at the same time improving crop yields and increasing crop production remain in place in both its U.S. market and in its markets outside the U.S. However, these long-term demand drivers continue to be somewhat muted by low agricultural commodity prices both in the U.S. and in our export markets. These low agricultural commodity prices are in part due to near record 1998 and 1999 crop production in the U.S. Agricultural commodity prices have stabilized somewhat within the last nine months however, and farmer confidence has improved leading to our increase in center pivot sales in the U.S. market.
         Domestic irrigation equipment pricing (net of discounts and promotional program allowances) on units shipped and sold during the three months ended May 31, 2000 was, on average, approximately equal to that of the prior year's comparative three month period. Irrigation equipment costs (at standard cost and before warranty expenses) on units shipped and sold during the third quarter of fiscal year 2000 were on average slightly higher then that of the prior year's third quarter due to higher raw material costs (primarily steel costs).
         Export irrigation equipment revenues for the three month period ended May 31, 2000, were negatively affected by an unfavorable foreign exchange rate (strong U.S. dollar) in several export markets.
         Third quarter fiscal year 2000 diversified products and other revenue was higher primarily due to improved sales of outsource manufacturing products to Deere & Company. For the nine month period revenues from outsource manufacturing were lower due to reduced sales to both Deere & Company and Caterpillar, Inc. Large diameter tubing revenue during both the three and nine month periods of fiscal year 2000 were about equal to the prior year's comparative periods.
         Gross margin for the three months ended May 31, 2000, was 25.9 percent, down slightly from 26.3 percent of the prior year's comparative period. For the nine months ended May 31, 2000, gross margin was 25.2 percent as compared to
24.7 percent for the nine months ended May 31, 1999. Increased manufacturing throughput resulted in favorable manufacturing overhead variances as compared to the prior year's comparable period, however, these favorable overhead rate variances were more than offset by the higher steel costs discussed earlier.
         Selling, general and administrative, and engineering and research expenses for the three month period ended May 31, 2000, were $4.0 million as compared to $3.9 million during the prior year's comparative period. For the nine month period, fiscal year 2000 selling, general and administrative, and engineering and research expenses totaled $11.8 million as compared to $10.9 million in fiscal year 1999. Higher sales wages, depreciation expense, group and comprehensive general and liability insurance costs, and professional and legal fees were responsible for the majority of the increase in selling, general and administrative, and engineering and research expenses for the nine month period.
         The effective tax rate for the nine month period ended May 31, 2000 was adjusted to 31.0 percent which resulted in a 31.9 percent rate for the third quarter. This compares to an effective tax rate of 32.0 percent for both the comparable three month and nine month periods of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments, and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate that is lower than the combined federal and state statutory rates, currently estimated at 36.2 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations totaled $2.6 million for the first nine months of fiscal year 2000 compared to cash flows provided by operations of $12.8 million for the first nine months of fiscal year 1999. The cash flows provided by operating activities for fiscal year 2000 were primarily due to net earnings partially offset by increased receivables. Fiscal year 1999 cash flows provided by operating activities were principally due to net earnings, decreased inventories and increased current taxes payable partially offset by increased receivables.
         Receivables of $25.4 million at May 31, 2000 increased $12.5 million from $12.9 million at August 31, 1999 and increased $7.5 million from $17.9 million at May 31, 1999. The increases were principally due to the higher level of U.S. irrigation equipment sales activity during May 2000 and increased use of a marketing program that offered deferred payment terms on some transactions to our dealers, as compared to August 1999 and May 1999. Inventories at May 31, 2000 totaled $8.6 million which is higher than their $7.7 million balance at August 31, 1999 and $6.6 million balance at May 31, 1999.
         Current liabilities of $18.6 million at May 31, 2000 are higher than their $16.8 million balance at August 31, 1999 and their $17.8 million balance at May 31, 1999. The increase from August 31, 1999 is principally due to increased trade payables and a higher accrual for taxes payable partially offset by a lower accrual for payroll and vacation and international dealer prepayments. The increase from May 31, 1999 is primarily due to increased trade payables partially offset by a lower accrual for taxes payable.
         Cash flows used in investing activities of $1.8 million for the first nine months of fiscal year 2000 compared to cash flows provided by investing activities of $9.3 million for the first nine months of fiscal year 1999. The cash flows used in investing activities in fiscal year 2000 were attributable to capital expenditures and purchases of marketable securities partially offset by proceeds from maturities of marketable securities. Fiscal year 1999 cash flows provided by investing activities was primarily due to proceeds from maturities of marketable securities, partially offset by capital expenditures and purchases of marketable securities.
         Lindsay's cash and short-term marketable securities totaled $30.3 million at May 31, 2000, as compared to $32.5 million at August 31, 1999 and $25.9 million at May 31, 1999. At May 31, 2000, Lindsay had $19.4 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $27.2 million at August 31, 1999 and from $31.2 million at May 31, 1999.
         Cash flows used in financing activities of $10.1 million for the first nine months of fiscal year 2000 decreased from $18.9 million for the nine months of fiscal year 1999 and for both periods was primarily attributable to purchases of treasury stock and dividends paid partially offset by proceeds from the issuance (net) of common stock under Lindsay's employee stock option plan.
         Lindsay's equity increased to $84.5 million at May 31, 2000 from $82.7 million at August 31, 1999 due to its net earnings of $11.7 million, less $9.2 million used to repurchase 553,400 shares of common stock per Lindsay's previously announced stock repurchase plan, plus $0.6 million of proceeds from the issuance (net) of common stock under Lindsay's employee stock option plan, less dividends paid of $1.3 million. Lindsay's equity at May 31, 1999 was $82.4 million.
         Capital expenditures of $2.5 million during the first nine months of fiscal year 2000 compared to $2.5 million during the first nine months of fiscal year 1999. Fiscal year 2000 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2000 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.
         Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's diversified products business complements its irrigation operations by using available capacity and reducing seasonality.

RECENT EVENTS
On June 20, 2000, Lindsay entered into an agreement to purchase the assets of Oasis Enterprises, Inc. (Oasis), a privately-held manufacturer of irrigation systems based in Nunn, Colorado. Oasis manufactures mini-pivot and lateral move irrigation systems that irrigate small fields, from 1-60 acres, while Lindsay's core line of center pivot and lateral move systems normally irrigate 40 or more acres. The mini-systems manufactured by Oasis are utilized primarily on farms raising such crops as vegetables, turfgrass (sod) and alfalfa, in contrast to the corn, soybeans and cotton that are more common crops for the larger systems. This acquisition is a strategic, product line extension that leverages Lindsay's existing manufacturing and distribution expertise in markets the company knows and with technologies Lindsay understands. The cash purchase is expected to close during the fourth quarter, pending due diligence and other procedures and will have negligible effect in the first year after closing and is expected to be accretive to earnings thereafter.

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.
         Approximately 16% and 18% of Lindsay's operating revenues for the first nine months of fiscal year 2000 and 1999 respectively, were generated from export sales. For the full year of 1999, approximately 19% of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars and are generally all shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidance is the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

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

         10(a) - Employment Agreement between the Company and Richard W. Parod effective March 8, 2000.

         27   -  Financial Data Schedule

(b)      Reports on Form 8-K -

         No Form 8-K was filed during the quarter ended May 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2000.

                       LINDSAY MANUFACTURING CO.

                       By:      /s/ BRUCE C. KARSK
                                --------------------------------------------
                       Name:    Bruce C. Karsk
                       Title:   Director, Vice President-Finance, Treasurer and
                                Secretary; Principal Financial and Accounting
                                Officer


                       By:      /s/ RALPH J. KROENKE
                                --------------------------------------------
                       Name:    Ralph J. Kroenke
                       Title:   Controller