Form 10-K405
period 2000-08-31
LINDSAY MANUFACTURING CO
filed 2000-11-29
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
|X|               ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE  SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 2000 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from___ __to_____

                         Commission File Number 0-17116

                           Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 47-0554096
                    ---------                                 -----------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

 2707 N. 108TH STREET, SUITE 102, OMAHA, NEBRASKA                68164
 ------------------------------------------------               -------
     (Address of principal executive offices)                 (Zip Code)

                   402-428-2131
Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
       ---------------               -----------------------------------------

Common Stock, $1.00 par value        New York Stock Exchange, Inc.(Symbol LNN)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

As of November 7, 2000, 11,695,619 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (11,252,151 shares) was $248,953,841 based upon the final sales price on the New York Stock Exchange, Inc. on such date.
                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the January 30, 2001, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 29-30.

ITEM 1 - BUSINESS

(a) Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its "Zimmatic" trademark, of electrically powered center pivot and lateral move irrigation systems for use to irrigate agricultural crops. Since August, 2000 the Company has also manufactured and marketed a separate line of center pivot and lateral move irrigation equipment for use on small fields (1 to 60 acres) under its "Greenfield" tradename (trademark applied for). The Company manufactures and markets repair and replacement parts for both the Zimmatic and Greenfield systems. Additionally, Lindsay also produces and sells large diameter thin wall steel tubing and manufactures and assembles products for other manufacturers (such as corn planters and sub-assemblies for construction equipment).
         Lindsay was founded in 1955 and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988 at which time it became a separate public corporation.

(b) Industry segment information is included in Part II, Item 8, Footnote N on page 25.

(c) Products. Lindsay's irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers. Due to lower price and simplicity of operation, center pivots currently account for over 95 percent of Lindsay's irrigation system sales.
         A typical standard center pivot for the U.S. market is approximately 1,250 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical standard center pivot for the international market is also approximately 1,250 feet long. Center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres.
         A center pivot system represents a significant investment to a farmer. A typical standard center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 165,000 to 175,000 standard center pivot irrigation systems in operation worldwide, resulting in an active repair and replacement parts business.

         Other Types Of Irrigation. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Note that a significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly or rolling terrain or fields. In "drip" or "trickle" irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices irrigate the remaining irrigated acres. These other types of mechanical devices are not generally being replaced and no longer generate significant sales.
         Center pivot and lateral move irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; it can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; it can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; it can also be used for the application of fertilizers, insecticides, herbicides or other chemicals (termed "chemigation"); and it conserves water and chemicals through precise control of the amount and timing of its application.

         Markets - General. Water is an essential and critical requirement for crop production, and the extent, regularity and frequency of water application can be a critical determinant in crop quality and yield.
         The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the increased value of crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.
         The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or technologically outmoded; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. Selection of center pivot or lateral move systems, over competitive types of irrigation, is aided by the fact that agricultural production is continually forced to become more efficient in its use of the basic natural resources of land, water and energy. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water and energy. As center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized, Lindsay expects demand for center pivots and lateral moves to increase relative to other irrigation methods.

The following table describes Lindsay's total revenues for the past three years:


                                                                  FISCAL YEAR ENDED AUGUST 31,
($ IN THOUSANDS)
                                      --------------------------------------------------------------------------------
                                       2000          2000           1999          1999          1998            1998
                                       ----          ----           ----          ----          ----            ----
                                                 % of Total                   % of Total                    % of Total
                                     Revenues      Revenues       Revenues      Revenues      Revenues        Revenues
                                     --------      --------       --------      --------      --------        --------
United States..................      $107,780         83         $ 94,103          80         $127,933            82
Europe & Africa................         6,170          5            7,769           5            7,753             5
Mexico & Latin America.........         5,081          4            6,709           6            8,235             5
Other Export...................        10,754          8            8,070           9           11,786             8
                                      -------        ---         --------         ---          -------          ----
Total..........................      $129,785        100         $116,651         100         $155,707           100

         United States Market. In the United States, Lindsay sells its irrigation systems to approximately 200 independent dealers, who resell to their customer, the farmer. Dealers assess their customer's requirements, assemble and erect the system in the field from the parts delivered from Lindsay, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems or farm structures.

         International Market. Over the years, Lindsay has sold center pivot and lateral move irrigation systems in over 90 countries. The majority of Lindsay's foreign sales are in U.S. dollars and are shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
         Lindsay's export markets differ significantly with respect to need for irrigation, ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements and difficulty of on-site erection. The Company's industry position is such that Lindsay believes that it will be approached as a potential supplier for most major international agricultural developments utilizing center pivot or lateral move irrigation systems.

         Competition. During the 1970's there were over 30 domestic manufacturers of center pivot irrigation systems, while six manufacturers remain today. Lindsay believes that it has a center pivot and lateral move irrigation equipment U.S. market share of approximately 25 to 30 percent and an export market share of approximately 45 percent.
         There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, advanced product technology, product characteristics, retention and reputation of local dealers, post-sale service, and, at certain times of the year, the availability of systems and their delivery time. Lindsay believes it generally competes favorably with respect to these factors.

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

ORDER BACKLOG
As of August 31, 2000, Lindsay had an order backlog of $19.8 million, an increase of 36% from $14.6 million at August 31, 1999. At fiscal year end 2000, Lindsay had a $10.7 million order backlog for irrigation equipment. This was an increase of 10% from fiscal year end 1999's irrigation equipment order backlog of $9.7 million. At year end fiscal 2000, order backlog for diversified products totaled $9.1 million, compared to $4.9 million at fiscal year end 1999.
         Lindsay manufactures a center pivot or lateral move system only upon a dealer's firm order for both the U.S. and export markets. Orders from U.S. dealers are accompanied with a $1,000 (approximately 4 percent of sales price) down payment. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer.

RAW MATERIALS AND COMPONENTS
Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Lindsay has, on occasion, faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES
Capital expenditures for fiscal 2000, 1999 and 1998, were $3.5 million, $4.0 million and $5.1 million, respectively. Fiscal 2000 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2001 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity. The Company expects annual capital expenditures for plant expansion over the next several years to approximate the $3.0 to $4.0 million level per year.

PATENTS, TRADEMARKS, LICENSES
The Zimmatic, Greenfield and other trademarks are registered or applied for in most markets in which Lindsay sells its product. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although Lindsay believes it is important to follow a patent protection policy, Lindsay's business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES
The number of persons employed by Lindsay at fiscal year end 2000, 1999 and 1998 were 531, 480 and 551, respectively. Lindsay currently employs approximately 600 persons. None of Lindsay's employees are represented by a union.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS
Like other manufacturing concerns, Lindsay is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. Lindsay believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by Lindsay, as with all such permits, they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. However, management does not believe any material additional capital and operational expenditures for such issues are currently required.

SUBSIDIARIES
Lindsay has two wholly owned operating subsidiaries: Lindsay International Sales Corporation and Lindsay Transportation, Inc. Since 1996, international sales personnel have been located at the corporate office as part of Lindsay International Sales Corporation, which conducts foreign sales operations for Lindsay. Lindsay Transportation, Inc. was formed in 1975. It owns approximately 116 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay also has three non-operational subsidiaries.

ITEM 2 - PROPERTIES

Lindsay owns and occupies 43 acres in Lindsay, Nebraska. Its manufacturing operation has eight separate buildings, with approximately one-half million square feet of manufacturing area under roof. The company also leases a facility in Nunn, Colorado where its Greenfield products are manufactured. With the Company's current manufacturing capacity, the Company believes it can increase sales without a significant new investment in facilities and capital equipment. Beginning December 1, 2000, the Company will lease approximately 7,000 square feet of office space in Omaha, Nebraska, where it will maintain its domestic and international sales and marketing offices and its executive offices.

ITEM 3 - LEGAL PROCEEDINGS

Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms, which can be annually renewed at a Board of Directors meeting. This meeting is scheduled for January 30, 2001.

                         AGE           POSITION WITH THE COMPANY
                         ---           -------------------------
Richard W. Parod          47   President and Chief Executive Officer
Matthew T. Cahill         38   Vice President - Manufacturing
Eduardo R. Enriquez       60   Vice President - International
Bruce C. Karsk            48   Vice President - Finance, Treasurer and Secretary
Dirk Lenie                46   Vice President - Marketing
Clifford P. Loseke        62   Vice President - Operations
Charles H. Meis           54   Vice President - Engineering
Robert S. Snoozy          54   Vice President - Domestic Sales

         Mr. Richard W. Parod is President and Chief Executive Officer of Lindsay, and has held such positions since April 2000. Prior to that time and since 1997, Mr. Parod was Vice President and General manager of the Irrigation Division of Toro Corporation. Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997 becoming President in 1994. Mr. Parod has been a Director since April 2000 when he began his employment with Lindsay.

         Mr. Matthew T. Cahill is Vice President - Manufacturing of Lindsay, and was appointed to that position in October, 2000 when he joined the company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager - Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant - Corporate Technology Staff. Prior to his employment with Ingersoll-Rand and since 1996 Mr. Cahill was Operations Manager with ACG Incorporated. Mr. Cahill was the Manager Operations Support Engineering for Ingersoll-Rand Fluid Products Division in 1995 and part of 1996.

         Mr. Eduardo R. Enriquez is President of Lindsay International Sales Corporation and has served in that capacity and as Vice President - International of Lindsay, since May of 1986. Prior to that time, and since 1981, he was Vice President - Sales of Lindsay International Sales Corporation. Mr. Enriquez began his employment with Lindsay in 1981.

         Mr. Bruce C. Karsk is Vice President - Finance, Treasurer and Secretary of Lindsay, and has held such positions since 1984. Prior to that time, and since 1981, Mr. Karsk had been the Controller. Mr. Karsk has been a Director since 1998. Mr. Karsk began his employment with Lindsay in 1979.

         Mr. Dirk Lenie is Vice President - Marketing of Lindsay, and was appointed to that position in November, 2000 when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of the Residential/Commercial Irrigation Division of Toro Corporation. Prior to Toro Corporation, Mr. Lenie was employed by Pacific Enterprises (the holding company of Southern California Gas) as Director of Seismic Safety Products in 1996/1997 and as Director of Product Development in 1995/1996. From 1981 through 1995 Mr. Lenie held several sales and marketing positions with Rainbird Sprinkler Mfg. Corp.

         Mr. Clifford P. Loseke is Vice President - Operations of Lindsay, a position he has held since 2000. Prior to that time and since 1975 Mr. Loseke had been Vice President - Manufacturing Operations. Mr. Loseke began his employment with Lindsay in 1971.

         Mr. Charles H. Meis is Vice President - Engineering of Lindsay, and has held such position since 1975. Mr. Meis began his employment with Lindsay in 1971.

         Mr. Robert S. Snoozy became Vice President - Domestic Sales of Lindsay, in November 1997. From 1986 through November 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing. Mr. Snoozy began his employment with Lindsay in 1973.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Lindsay Common Stock began public trading on October 12, 1988. On October 21, 1997, Lindsay's Common Stock began trading on the New York Stock Exchange, Inc.
(NYSE) under the ticker symbol "LNN". Prior to trading on the NYSE, Lindsay Common Stock traded on the Nasdaq National Market. As of November 7, 2000 there were approximately 200 shareholders of record and an estimated 3,000 to 3,500 beneficial shareholders.

         The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:


                                      FISCAL YEAR 2000                                        FISCAL YEAR 1999
                                        STOCK PRICE                                             STOCK PRICE
                          ----------- ----------------- ----------                ----------- ------------ ---------------

                           HIGH               LOW         DIVIDENDS               HIGH                LOW         DIVIDENDS
First Quarter            $21.13            $16.38            $0.035             $21.31             $11.25            $0.035
Second Quarter            18.25             16.13             0.035              17.00              12.50             0.035
Third Quarter             20.81             14.00             0.035              22.38              14.88             0.035
Fourth Quarter            20.56             17.00             0.035              20.38              16.00             0.035
Year                     $21.13            $14.00            $0.140             $22.38             $11.25            $0.140



ITEM 6 - SELECTED FINANCIAL DATA

 ( IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                 FOR THE YEARS ENDED AUGUST 31,
-----------------------------------------                 ------------------------------
                                  2000    1999   1998      1997     1996     1995     1994     1993    1992    1991
                                  ----    ----   ----      ----     ----    -----     ----    -----    ----   -----

Operating revenues...........   $129.8  $116.7  $155.7  $158.3   $136.2    $111.8   $112.7   $102.1  $108.9   $98.7
Gross profit.................     31.6    30.6    42.8    40.9     32.7      25.9     25.7     23.8    23.8    21.5
Selling, general and
  administrative, and
  engineering and research
  expenses...................     15.2    15.6    15.7    14.4     13.4      11.9     11.6     10.7    10.9    10.5
Earnings before cumulative
  effect of accounting change     13.2    12.7    23.5    20.1     16.5      11.7     11.2     10.7    11.0     8.9
Net earnings.................     13.2   12.7    23.5     20.1     16.5      11.7    11.9     10.7     11.0     8.9
Earnings before cumulative
  effect of accounting
  change per share(1)........     1.06   0.96    1.61     1.34     1.08      0.73    0.68     0.66     0.68    0.57
Net earnings per share(1)....     1.06   0.96    1.61     1.34     1.08      0.73    0.72     0.66     0.68    0.57
Cash dividends per share.....     0.14   0.14   0.125    0.091    0.067         0       0        0        0       0
Property, plant and
  equipment, net.............     15.9   15.4    14.1     11.3      9.7       7.2     5.6      5.6      6.0     5.4
Total assets.................     95.8  100.4   108.9    108.0     96.8      86.1    88.4     79.9     71.4    60.4
Long-term obligation.........   $    0  $   0   $ 0.1   $  0.3   $    0    $    0   $   0    $   0   $    0   $   0
Return on sales..............    10.2%  10.9%   15.1%    12.7%    12.1%     10.5%   10.6%    10.5%    10.1%    9.0%
Return on beginning assets...    13.2%  11.7%   21.7%    20.7%    19.2%     13.2%   14.9%    15.0%    18.2%   19.0%
Diluted weighted average shares 12.503 13.285  14.556   14.980   15.226    15.933  16.418   16.358   16.310  15.690

 (1) Per share amounts are calculated using diluted average shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

Fiscal year 2000 exceeded the expectations that were discussed in last year's Form 10-K and Annual Report. The Company had expected the results for fiscal year 2000 to "approximate" those of the prior fiscal year. Quarter by quarter, fiscal year 2000 operating revenues were better than those of the prior year; by
13.2 percent in the first quarter, by 12.6 percent in the second quarter by 8.4 percent in the third quarter and by 13.1 percent in the fourth quarter. For the year full year, operating revenues exceeded the prior year by 11.3 percent. End user demand was consistently greater than expected while average agricultural commodity prices continued to be roughly flat, in line with expectations.

Net earnings of $13.2 million for fiscal year 2000 were 3.7 percent higher than fiscal year 1999 while, due to Lindsay's share repurchases, diluted earnings per share of $1.06 were 10.4 percent higher. During fiscal year 2000, Lindsay utilized $16.8 million to repurchase 965,032 shares. The Company's balance sheet continues to feature strong financial ratios and no long term debt.

RESULTS OF OPERATIONS

The following "Fiscal Year 2000 Compared to 1999" and the "Fiscal Year 1999 Compared to 1998" sections present an analysis of Lindsay's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note N to the financial statements.

FISCAL YEAR 2000 COMPARED TO 1999

The following table provides highlights for fiscal year 2000 compared with fiscal year 1999.


                                                                               FOR THE YEARS ENDED         PERCENT INCREASE
                                                                                    AUGUST 31,                (DECREASE)
                                                                              -------------------------    ----------------
($ IN THOUSANDS)                                                              2000                 1999
----------------                                                              ----                 ----
Consolidated
   Operating Revenues.......................................               $ 129,785            $ 116,651        11.3%
   Cost of Operating Revenues...............................               $  98,189            $  86,007        14.2
   Gross Profit.............................................               $  31,596            $  30,644         3.1
   Gross Margin.............................................                   24.3%                26.3%
   Selling, Eng. & Research, and G&A Expense................               $  15,170            $  15,625        (2.9)
   Operating Income.........................................               $  16,426            $  15,019         9.4
   Operating Margin.........................................                   12.7%                12.9%
   Interest Income, net.....................................               $   2,599            $   2,822        (7.9)
   Other Income, net........................................               $     118            $     348       (66.1)
   Income Tax Provision.....................................               $   5,935            $   5,457         8.8
   Effective Income Tax Rate................................                   31.0%                30.0%
   Net Earnings.............................................               $  13,208            $  12,732         3.7
Irrigation Equipment Segment (See Note N)
   Operating Revenues.......................................               $ 115,618            $ 101,369        14.1
   Operating Income.........................................               $  23,266            $  22,025         5.6
   Operating Margin.........................................                   20.1%                21.7%
Diversified Products Segment (See Note N)
   Operating Revenues.......................................               $  14,167            $  15,282        (7.3)
   Operating Income.........................................               $   2,670            $   3,441       (22.4%)
   Operating Margin.........................................                   18.8%                22.5%


REVENUES

Fiscal year 2000 operating revenues increased 11 percent to $129.8 million from $116.7 million in fiscal year 1999. Irrigation equipment revenues totaled $115.6 million in fiscal year 2000, an increase of 14 percent from $101.4 million in the prior year. Of this $115.6 million in irrigation equipment revenues in fiscal year 2000, $93.6 million was from sales to U.S. dealers, a 19 percent increase from $79.0 million of U.S irrigation equipment revenues in fiscal year 1999. Fiscal year 2000 export irrigation equipment revenues of $22.0 million were essentially flat with the prior year's $22.4 million. Fiscal year 2000 diversified product revenues of $14.2 million were 7 percent lower than fiscal year 1999 diversified product revenues of $15.3 million. Other revenues, consisting primarily of revenues from long haul over the road freight services are included in irrigation equipment and totaled $3.3 million in fiscal year 2000 and $3.2 million in fiscal year 1999.

         The fiscal year 2000 increase in U.S. irrigation equipment revenues occurred throughout the year with each quarter contributing to the 19 percent year over year increase. Somewhat stable (although low) agricultural commodity prices, better than anticipated farm income and below normal precipitation in some irrigation equipment markets led to the increased U.S. irrigation equipment sales activity and revenues.

         Export irrigation equipment sales and revenues during fiscal year 2000 continued to be constrained by the strength of the U.S. dollar relative to other currencies, particularly those of Western Europe. Additionally, sales activity and revenues from the Latin American region softened as the continued low agricultural commodity prices led to reduced demand for irrigation equipment in Argentina. Improved demand for irrigation equipment and revenues from the Middle East and Australia and New Zealand nearly offset the European and Latin American softness during fiscal year 2000.

         Diversified products revenues of $14.2 million in fiscal year 2000 were 7 percent lower than fiscal year 1999's $15.3 million. As compared to fiscal year 1999, revenues from sales of the Company's large diameter thin walled steel tubing products were essentially flat while revenues from outsource manufacturing services sales were lower. Caterpillar Inc., Deere & Company, and New Holland North America, Inc. each continue to be significant outsource manufacturing customers.

         At August 31, 2000, Lindsay's order backlog for irrigation equipment was $10.7 million, an increase of 10 percent from $9.7 million at August 31, 1999. Lindsay's diversified products order backlog at August 31, 2000 was $9.1 million compared to $4.9 million at August 31, 1999. The combined order backlog of $19.8 million at August 31, 2000 was 36 percent higher than the prior year's $14.6 million.

GROSS MARGIN
Raw material, labor and overhead cost increases during the year combined with static average selling prices resulted in a fiscal year 2000 gross margin of
24.3 percent compared to a 26.3 percent gross margin in fiscal year 1999.

OPERATING EXPENSES
Fiscal year 2000's selling, engineering and research and general and administrative (SG&A) expenses of $15.2 million were 3 percent lower than fiscal year 1999's SG&A expenses of $15.6 million. Reduced salary and wage costs for the year were partially offset by increases in professional fees and depreciation costs.

INTEREST INCOME, OTHER INCOME AND TAXES
The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 month) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper. Fiscal year 2000 interest income was $2.6 million, slightly lower than the prior year's interest income of $2.8 million due to a lower amount invested in municipal bonds. Fiscal year 2000's other income of $0.1 million compares to fiscal year 1999's $0.3 million.

         Lindsay's fiscal year 2000 effective tax rate increased to 31.0 percent from a 30.0 percent rate for fiscal year 1999. The fiscal year 2000 increase in the effective rate was the result of a smaller portion (10.6%) of the Company's pre-tax earnings coming from municipal bond interest (exempt from federal income taxes) in fiscal year 2000 as compared to fiscal year 1999 when the Company's municipal bond interest represented 13.1 percent of Lindsay's pre-tax earnings. In addition to the federal tax free status on municipal bond interest income, the Company benefits from the foreign sales corporation federal tax provisions as they relate to export sales.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO 1998

The following table provides highlights for fiscal year 1999 compared with fiscal year 1998.


                                                                              FOR THE YEARS ENDED          PERCENT INCREASE
                                                                                   AUGUST 31,                 (DECREASE)
                                                                            ------------------------       ----------------
($ IN THOUSANDS)                                                            1999                1998
----------------                                                            ----                ----
Consolidated
   Operating Revenues.......................................             $ 116,651            $ 155,707         (25.1%)
   Cost of Operating Revenues...............................             $  86,007            $ 112,866         (23.8)
   Gross Profit.............................................             $  30,644            $  42,841         (28.5)
   Gross Margin.............................................                 26.3%                27.5%
   Selling, Eng. & Research, and G&A Expense................             $  15,625            $  15,713          (0.6)
   Operating Income.........................................             $  15,019            $  27,128         (44.6)
   Operating Margin.........................................                 12.9%                17.4%
   Interest Income, net.....................................             $   2,822            $   3,197         (11.7)
   Other Income, net........................................             $     348            $   4,307         (91.9)
   Income Tax Provision.....................................             $   5,457            $  11,152         (51.1)
   Effective Income Tax Rate................................                 30.0%                32.2%
   Net Earnings.............................................             $  12,732            $  23,480         (45.8)
Irrigation Equipment Segment (See Note N)
   Operating Revenues.......................................             $ 101,369            $ 130,461         (22.3)
   Operating Income.........................................             $  22,025            $  31,840         (30.8)
   Operating Margin.........................................                 21.7%                24.4%
Diversified Products Segment (See Note N)
   Operating Revenues.......................................             $  15,282            $  25,246         (39.5)
   Operating Income.........................................             $   3,441            $   5,216         (34.0%)
   Operating Margin.........................................                 22.5%                20.7%


REVENUES
Fiscal year 1999 operating revenues of $116.7 million were 25 percent lower than fiscal year 1998's $155.7 million. Fiscal year 1999's U.S. irrigation equipment revenues totaled $79.0 million, 23 percent lower than fiscal year 1998's revenue from U.S. irrigation equipment of $102.7 million. Fiscal year 1999's export irrigation equipment revenues totaled $22.4 million and were 19 percent lower than fiscal 1998's export irrigation equipment revenue of $27.8 million. Diversified product revenues totaled $15.3 million in fiscal year 1999, a 39 percent reduction compared to fiscal year 1998's diversified product revenues of $25.2 million. Other revenues, primarily consisting of revenues from long-haul over the road freight services, are included in irrigation equipment and totaled $3.2 million in fiscal year 1999 and $3.1 million in fiscal year 1998.

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

         At August 31, 1999, Lindsay's order backlog for irrigation equipment was $9.7 million, an increase of 41 percent from $6.9 million at August 31, 1998. Lindsay's August 31, 1999 order backlog for diversified products was $4.9 million, a 32 percent decline from $7.2 million at August 31, 1998. Lindsay's total order backlog at August 31, 1999 was $14.6 million, a modest increase from $14.1 million at August 31, 1998.

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

INTEREST INCOME, OTHER INCOME AND TAXES
Fiscal year 1999 interest income was $2.8 million, modestly lower than fiscal year 1998's interest income of $3.2 million due to a lower amount invested in municipal bonds. Fiscal year 1999's other income of $0.3 million was equal to fiscal year 1998's $0.3 million, after adjusting fiscal year 1998's other income for the recognition of $4.0 million due to an agreement that the Company reached with an insurer to settle litigation which Lindsay initiated in 1990.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations totaled $8.1 million in fiscal year 2000 compared to $19.6 million in fiscal year 1999. The cash flows provided by operating activities in fiscal year 2000 were primarily due to net earnings, partially offset by increased receivables and inventories. Fiscal year 1999 cash flows provided by operating activities were principally due to net earnings and decreased receivables and inventories.

         Receivables at August 31, 2000, increased $4.7 million to $17.6 million from $12.9 million, which was primarily due to increased sales activity during the fourth quarter of the fiscal year and the increased use of a marketing program that offered deferred payment terms on some transactions to our dealers. Inventories of $11.3 million at August 31, 2000, increased $3.6 million from $7.7 million at August 31, 1999. Inventory increased due to Lindsay's planned build of inventory for quicker delivery and response times and to achieve higher projected sales.

         Current liabilities of $16.5 million at August 31, 2000, were slightly less than the $16.8 million at August 31, 1999.

         Cash flows used in investing activities of $1.1 million for fiscal year 2000 compared to $12.4 million provided by investing activities for fiscal year 1999. The cash flows used in investing activities in fiscal year 2000 were primarily attributable to purchases of marketable securities and capital expenditures partially offset by maturities of marketable securities. Fiscal year 1999 cash flows provided by investing activities were primarily due to maturities of marketable securities, partially offset by capital expenditures and purchases of marketable securities.

         Lindsay's cash and short-term marketable securities totaled $26.0 million at August 31, 2000 as compared to $32.5 million at August 31, 1999. At August 31, 2000, Lindsay had $19.8 million invested in long-term marketable securities which represent intermediate-term (12 to 42 months maturities) municipal debt, as compared to $27.2 million at August 31, 1999.

         Cash flows used in financing activities of $18.1 million for fiscal year 2000 decreased from $21.6 million in fiscal year 1999 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock partially offset by proceeds from the issuance of common stock under the Company's stock option plans.

         Capital expenditures of $3.5 million during fiscal year 2000 decreased from $4.0 million in fiscal year 1999. Fiscal year 2000 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2001 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's facilities, expand its manufacturing capabilities and increase productivity.

         Depreciation totaled $3.0 million in fiscal 2000 and is expected to increase to approximately $3.2 million in fiscal year 2001.

         Lindsay expended $16.8 million in fiscal 2000 to repurchase 965,032 shares of its common stock. In fiscal year 1999, Lindsay repurchased 1,250,449 shares of its common stock for $20.5 million.

         Lindsay believes its capitalization (including cash and marketable securities balances) and operating cash flow are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

FISCAL 2001 OUTLOOK

Lindsay expects that its revenues and earnings will grow modestly in fiscal year 2001 as compared to fiscal year 2000. Lindsay expects that the majority of the fiscal year 2001 growth will occur in the first half of the year as the Company realizes the benefit of several initiatives designed to level out factory production and expand its delivery capacity. The last half of fiscal year 2001, should have revenues similar to those of the last half of fiscal year 2000.

IRRIGATION EQUIPMENT
Stable agricultural commodity prices and net cash farm income and continued strong farm balance sheets and debt to equity ratios will help lead to stronger irrigation equipment demand and revenue growth. The expansion of the Company's floor plan program which stocks Lindsay's U.S. dealers with a limited quantity of irrigation systems in the dealer's inventory during the lower demand fall season for delivery to their farmer customers during the higher demand spring season should lead to increased revenues and earnings in Lindsay's first and second quarters as compared to fiscal year 2000. During the third and fourth quarters, fiscal year 2001 irrigation equipment revenues and earnings are expected to more closely resemble the third and fourth quarters of fiscal year 2000.
         Longer-term, Lindsay believes that the desire of U.S. farmers to reduce variable input costs, stabilize or increase crop yields, reduce labor input and conserve water and energy will continue to drive demand for center pivot and lateral move irrigation equipment. The Company believes that these demand drivers will result in long-term growth in U.S. demand for its irrigation equipment to average in the 6% to 8% per annum range.
         Export sales of center pivot and lateral move irrigation equipment in fiscal year 2001 are expected to improve modestly from fiscal year 2000's $22.0 million as the company begins to gain the benefit of several planned international growth initiatives. Lindsay expects that the majority of its fiscal year 2001 export sales to come from Australia, Canada, Central and Western Europe, Mexico, the Middle East and South Africa.
         Approximately 17%, 19% and 18% of Lindsay's revenues were generated from export sales in fiscal years 2000, 1999 and 1998, respectively. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are in U.S. dollars.
         Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.

DIVERSIFIED PRODUCTS
Lindsay's diversified products segment consists of two major products: large-diameter thin-wall round steel tubing and outsource manufacturing services. Diversified products customers for both products primarily consist of agricultural and industrial capital goods manufacturers. Lindsay believes that its diversified product revenues will most likely improve slightly in fiscal year 2001 compared to fiscal year 2000. The Company anticipates that Caterpillar Inc., Deere & Company, and New Holland North America, Inc. will continue to be significant outsource manufacturing customers.

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

         Concerning Forward-Looking Statements - This Report on Form 10-K, including the Management's Discussion and Analysis, and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Readers of this Form 10-K should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0 to 42 months) and the Company intends to hold the investments in these marketable securities to maturity. Lindsay's export sales are principally U.S. dollar denominated.

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

/s/ RICHARD W. PAROD                         /s/ BRUCE C. KARSK
------------------------------------         -----------------------------------
Richard W. Parod                             Bruce C. Karsk
President and                                Vice President-Finance,
Chief Executive Officer                      Treasurer and Secretary






                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders' of Lindsay Manufacturing Co.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28, present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
Omaha, Nebraska                                   PricewaterhouseCoopers LLP
September 28, 2000

                           LINDSAY MANUFACTURING CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      YEARS ENDED AUGUST 31,
                                                                                      ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    2000             1999             1998
----------------------------------------                                    ----             ----             ----
Operating revenues............................................            $129,785          $116,651        $155,707
Cost of operating revenues....................................              98,189           86,007          112,866
                                                                          --------          -------         --------
Gross profit..................................................              31,596           30,644           42,841
                                                                          --------          -------         --------
Operating expenses:
   Selling expense............................................               5,660            5,178            5,785
   General and administrative expense.........................               7,446            8,559            8,102
   Engineering and research expense...........................               2,064            1,888            1,826
                                                                          --------          -------         --------
Total operating expenses......................................              15,170           15,625           15,713
                                                                          --------          -------         --------
Operating income..............................................              16,426           15,019           27,128
Interest income, net..........................................               2,599            2,822            3,197
Other income, net.............................................                 118              348            4,307
                                                                          --------          -------         --------
Earnings before income taxes..................................              19,143           18,189           34,632
Income tax provision..........................................               5,935            5,457           11,152
                                                                          --------          -------         --------
Net earnings..................................................            $ 13,208          $12,732         $ 23,480
                                                                          ========          =======         ========
Basic net earnings per share..................................            $   1.08          $  0.99         $   1.68
                                                                          ========          =======         ========
Diluted net earnings per share................................            $   1.06          $  0.96         $   1.61
                                                                          ========          =======         ========
Average shares outstanding....................................              12,199           12,884           13,936
Diluted effect of stock options...............................                 304              401              620
                                                                          --------          -------         --------
Average shares outstanding assuming dilution..................              12,503           13,285           14,556
                                                                          ========          =======         ========
Cash dividends per share......................................            $  0.140          $ 0.140         $  0.125
                                                                          ========          =======         ========


    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                       SHARES OF                     CAPITAL IN                          ACCUMULATED
                                   ------------------                  EXCESS                               OTHER         TOTAL
                                     COMMON    TREASURY    COMMON     OF STATED   RETAINED   TREASURY   COMPREHENSIVE  SHAREHOLDERS'
($ IN THOUSANDS)                      STOCK      STOCK      STOCK       VALUE     EARNINGS     STOCK    INCOME (LOSS)    EQUITY
                                     ------    --------    -------    ---------   --------   --------   -------------   -----------
Balance at August 31, 1997.....  11,203,256  1,794,030    $11,203      $ 450      $106,639   $(31,324)      $  --           $86,968
Net earnings...................       --           --         --          --        23,480        --           --            23,480
Cash dividends ($0.125 per share)     --           --         --          --        (1,734)       --           --            (1,734)
Net shares issued under stock
option plan....................     126,273        --         126        860           --         --           --               986
Stock option tax benefits......       --           --         --         591           --         --           --               591
Acquisitions of common stock...       --       607,743        --          --           --     (19,409)         --           (19,409)
Three-for-two stock split......   5,664,514    998,015      5,665     (1,044)       (4,621)       --           --               --
Fractional shares paid from             (94)       --         --          (2)          --         --           --                (2)
stock split                      ----------    --------   -------     -------       -------    -------        ----         --------

Balance at August 31, 1998.....  16,993,949  3,399,788     16,994        855       123,764    (50,733)         --            90,880
Net earnings...................       --           --         --          --        12,732        --           --            12,732
Cash dividends ($0.140 per share)     --           --         --          --        (1,788)       --           --            (1,788)
Net shares issued under stock
option plan....................      80,542        --          80        740          --          --           --               820
Stock option tax benefits......         --         --         --         523          --          --           --               523
Acquisitions of common stock...         --   1,250,449        --          --          --      (20,469)          -           (20,469)
                                 ----------  ---------    -------      -----       ------     -------        ----           -------
Balance at August 31, 1999.....  17,074,491  4,650,237     17,074      2,118       134,708    (71,202)         --            82,698
Comprehensive income:
   Net earnings................         --         --         --          --        13,208         --          --            13,208
   Other comprehensive income:
     Minimum pension liability.         --         --         --          --          --           --         (303)            (303)
                                                                                                                             ------
Total comprehensive income.....         --         --         --          --          --           --          --            12,905
Cash dividends ($0.140 per share)       --         --         --          --       (1,700)         --          --            (1,700)
Net shares issued under stock
option plan....................     235,706        --         236         237         --           --          --               473
Stock option tax benefits......         --         --         --        (144)         --           --          --              (144)
Acquisitions of common stock...         --     965,032        --          --          --      (16,800)         --           (16,800)
                                 ----------  ---------    -------      ------      --------   --------       -----          -------
Balance at August 31, 2000.....  17,310,197  5,615,269    $17,310     $2,211     $146,216    $(88,002)       $(303)         $77,432
                                 ==========  =========    =======      ======      ========   ========       =====          =======


    The accompanying notes are an integral part of the financial statements.

                           LINDSAY MANUFACTURING CO.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                     AT AUGUST 31,
                                                                                                    --------------
($ IN THOUSANDS, EXCEPT PAR VALUES)                                                              2000             1999
-----------------------------------                                                              ----             ----
ASSETS
Current assets:
   Cash and cash equivalents ...........................................................       $   3,105       $  14,232
   Marketable securities ...............................................................          22,894          18,236
   Receivables .........................................................................          17,589          12,909
   Inventories .........................................................................          11,335           7,659
   Deferred income taxes ...............................................................           3,106           3,803
   Other current assets ................................................................             164              85
                                                                                               ---------       ---------
      Total current assets .............................................................          58,193          56,924
Long-term marketable securities ........................................................          19,780          27,229
Property, plant and equipment, net .....................................................          15,938          15,416
Other noncurrent assets ................................................................           1,905             820
                                                                                               ---------       ---------
Total assets ...........................................................................       $  95,816       $ 100,389
                                                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .............................................................       $   4,556       $   4,081
   Other current liabilities ...........................................................          11,914          12,580
   Current portion of capital lease obligation .........................................               0              95
                                                                                               ---------       ---------
      Total current liabilities ........................................................          16,470          16,756
   Other noncurrent liabilities. .......................................................           1,914             935
                                                                                               ---------       ---------
Total liabilities ......................................................................          18,384          17,691
                                                                                               ---------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding in 2000 and 1999)
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,310,197 and 17,074,491 shares issued in 2000 and 1999) ........................          17,310          17,074
   Capital in excess of stated value ...................................................           2,211           2,118
   Retained earnings ...................................................................         146,216         134,708
   Less treasury stock, (at cost, 5,615,269 shares in 2000 and 4,650,237 shares in 1999)         (88,002)        (71,202)
   Accumulated other comprehensive income...............................................            (303)              0
                                                                                               ---------       ---------
Total shareholders' equity .............................................................          77,432          82,698
                                                                                               ---------       ---------
Total liabilities and shareholders' equity  ............................................       $  95,816       $ 100,389
                                                                                               =========       =========

    The accompanying notes are an integral part of the financial statements.

                           LINDSAY MANUFACTURING CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             YEARS ENDED AUGUST 31,
                                                                                             ----------------------
($ IN THOUSANDS)                                                                       2000           1999        1998
----------------                                                                       ----           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings................................................................       $ 13,208      $ 12,732    $ 23,480
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization............................................          2,960         2,626       2,286
      Amortization of marketable securities premiums, net......................            (29)          183         187
      Gain on sale of fixed assets.............................................           (106)         (119)       (152)
      Loss (gain) on maturities of marketable securities
         held-to-maturity......................................................             12           (18)         (1)
      Provision for uncollectible accounts receivable..........................           (276)          (22)          0
      Deferred income taxes....................................................            697            58         686
      Stock option tax (payables) benefits.....................................           (144)          523         591
   Changes in assets and liabilities:
      Receivables..............................................................         (4,394)        1,179       4,834
      Inventories..............................................................         (3,578)        2,539        (203)
      Other current assets.....................................................            (79)            7         (15)
      Accounts payable.........................................................            475          (855)        (57)
      Other current liabilities................................................         (1,434)          105      (1,735)
      Current taxes payable....................................................            743           752        (879)
      Other noncurrent assets and liabilities..................................              7           (46)        (53)
                                                                                      --------      --------    --------
      Net cash provided by operating activities................................          8,062        19,644      28,969
                                                                                      --------      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment..................................         (3,464)       (3,993)     (5,091)
   Acquisitions................................................................           (545)            0           0
   Proceeds from sale of property, plant and equipment.........................            134           141         180
   Purchases of marketable securities held-to-maturity.........................        (18,414)       (2,756)    (17,085)
   Proceeds from maturities of marketable securities held-to-maturity..........         21,222        18,994      12,910
                                                                                      --------      --------    --------
   Net cash (used in) provided by investing activities.........................         (1,067)       12,386      (9,086)
                                                                                      --------      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation...........................            (95)         (155)       (161)
   Proceeds from issuance of common stock under stock option plan .............            473           820         986
   Dividends paid..............................................................         (1,700)       (1,788)     (1,734)
   Purchases of treasury stock.................................................        (16,800)      (20,469)    (19,409)
   Other.......................................................................              0             0          (2)
                                                                                      --------      --------    --------
   Net cash used in financing activities.......................................        (18,122)      (21,592)    (20,320)
                                                                                      --------      --------    --------
   Net (decrease) increase in cash and cash equivalents........................        (11,127)       10,438        (437)
   Cash and cash equivalents, prior year.......................................         14,232         3,794       4,231
                                                                                      --------      --------    --------
   Cash and cash equivalents, current year.....................................       $  3,105      $ 14,232    $  3,794
                                                                                      ========      ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid...........................................................       $  4,517      $  4,617    $ 11,344
   Interest paid...............................................................       $     32      $      8    $     44


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

(3) WARRANTY COSTS
Cost of operating revenues include warranty costs of $1,026,000, $834,000 and $774,000 for the years ended August 31, 2000, 1999 and 1998, respectively. Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES Cash equivalents are included at cost, which approximates market. At August 31, 2000, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $42,674,000, $60,000, $55,000 and $42,679,000, respectively. In the held-to-maturity category at August 31, 2000, $22,894,000 in marketable securities mature within one year and $19,780,000 in long term marketable securities have maturities ranging from 12 to 42 months.

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

(7) GOODWILL
Goodwill represents the excess of the purchase price over the fair value of an acquired company and is being amortized on a straight line basis over 20 years.

(8) NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
         Options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding during the fourth quarter of fiscal 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares. These options expire on or between September 3, 2007 and September 3, 2008.

(9) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(10) RECLASSIFICATIONS
Certain reclassifications have been made to prior financial statements amounts to conform to the current-year presentation.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" (see Note N) and SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (see Note L). These standards expand or modify disclosures and have no effect on the company's consolidated financial position, results of operations or cash flows. Information for prior years has been restated to conform to the requirements of these standards.
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidance in the SAB is required to be followed no later that the fourth quarter of the fiscal year beginning after December 15, 1999 and will not have a material impact on the Company's consolidated financial position or results of operations.

(12) ACQUISITIONS
Lindsay purchased the assets of Oasis Enterprises, Inc. based in Nunn, Colorado in August 2000. This separate line of center pivot and lateral move irrigation equipment for use on small fields 1 to 60 acres is manufactured and marketed under the Company's Greenfield tradename (trademark applied for).
         The purchase was a cash transaction with an annual earnout provision if certain revenue levels are achieved during the first four years. Lindsay recorded a goodwill asset from this purchase which is recorded in the Company's consolidated balance sheets under other noncurrent assets (see Note G). The goodwill asset from this purchase will increase if and when annual earnouts are incurred over the four year earnout period. Management expects the aggregate earnout to be less than $1.0 million.


B. NON-OPERATING ITEMS

                                                                                     FOR THE YEARS ENDED AUGUST 31,
                                                                                     ------------------------------
$ IN THOUSANDS                                                                     2000           1999            1998
---------------                                                                    ----           ----            -----
Other income, net:
   Litigation settlement (1) ............................................         $  (30)        $     0        $ 4,000
   Gain on sales of fixed assets.........................................            106             119            152
   State economic development tax credits ...............................              0             176            165
   Finance charges.......................................................             56              27             41
   All other, net .......................................................            (14)             26            (51)
                                                                                  ------         -------        -------
Total other income, net .................................................         $  118         $   348        $ 4,307
                                                                                  ======         =======        =======


(1) In May 1998, the Company reached an agreement with an insurer to settle a litigation issue for $4.0 million.

C. INCOME TAX PROVISION

                                                                                     FOR THE YEARS ENDED AUGUST 31,
                                                                                  -------------------------------------
$ IN THOUSANDS                                                                     2000           1999            1998
---------------                                                                    ----           ----            -----
Current taxes ...........................................................         $5,238         $ 5,399       $ 10,466
Deferred taxes ..........................................................            697              58            686
                                                                                  ------         -------       --------
Total income tax provision ..............................................         $5,935         $ 5,457       $ 11,152
                                                                                  ======         =======       ========

Total tax provisions resulted in effective tax rates differing from that of the statutory federal income tax rates. The reasons for these differences are:

                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                      -----------------------------------------------------------------
                                                             2000                    1999                   1998
                                                             ----                    ----                   ----
$ IN THOUSANDS                                        AMOUNT         %         AMOUNT        %        AMOUNT          %
--------------                                        ------         -         ------        -        ------          -
U.S. statutory rate..............................    $ 6,622       34.6      $ 6,244        34.3     $ 12,121       35.0
State and local taxes............................        269        1.4          227         1.3          262        0.8
Qualified export activity........................       (113)      (0.6)        (164)       (0.9)        (236)      (0.7)
Municipal bonds..................................       (702)      (3.7)        (816)       (4.5)        (930)      (2.7)
Other............................................       (141)      (0.7)         (34)       (0.2)         (65)      (0.2)
                                                     -------      -----      -------        ----     ---------     -----
Total ...........................................    $ 5,935       31.0      $ 5,457        30.0     $ 11,152       32.2
                                                     =======       ====      =======        ====     ========       ====

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              FOR THE YEARS ENDED AUGUST 31,
                                                                              ------------------------------
$ IN THOUSANDS                                                                     2000           1999
---------------                                                                    ----           -----

Book depreciation in excess of (less than) tax ..........................         $  (13)        $   (14)
Employee benefits .......................................................          2,333           2,576
Inventory adjustments ...................................................            154             249
Accruals not currently deductible for taxes..............................            632             992
                                                                                  ------         -------
Net deferred tax assets  ................................................         $3,106         $ 3,803
                                                                                  ======         =======

Management does not believe there are uncertainties surrounding realization of the net deferred tax assets.

D. RECEIVABLES

                                                                                      AUGUST 31,
                                                                             --------------------------
$ IN THOUSANDS                                                                  2000             1999
--------------                                                                  ----             ----

Trade accounts and notes ................................................    $ 18,034          $ 13,630
Less allowance for doubtful accounts ....................................         445               721
                                                                             --------          --------
Net receivables  ........................................................    $ 17,589          $ 12,909
                                                                             ========          ========

E. INVENTORIES

                                                                                      AUGUST 31,
                                                                             -------------------------
$ IN THOUSANDS                                                                  2000             1999
                                                                                ----             -----
First-in, first-out (FIFO) inventory ....................................    $ 15,374          $ 11,983
LIFO reserves ...........................................................      (3,408)           (3,389)
Obsolescence reserve ....................................................        (631)             (935)
                                                                             --------          --------
Total Inventories . .....................................................    $ 11,335          $  7,659
                                                                             ========          ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                                     AUGUST 31,
                                                                             -------------------------
                                                                                2000             1999
                                                                                ----             -----
Raw materials ...........................................................        13%              12%
Work in process .........................................................         6%               5%
Purchased parts .........................................................        33%              38%
Finished goods ..........................................................        48%              45%

F. PROPERTY, PLANT & EQUIPMENT

                                                                                     AUGUST 31,
                                                                             -------------------------
$ IN THOUSANDS                                                                  2000             1999
                                                                                ----             ----
Plant and equipment:
    Land ................................................................    $     70          $     70
    Buildings ...........................................................       8,352             5,781
    Equipment ...........................................................      30,269            27,841
    Other ...............................................................       3,300             5,004
Capital lease:
    Equipment ...........................................................           0               458
                                                                             --------          --------
Total plant, equipment and capital lease ................................      41,991            39,154
Accumulated depreciation and amortization:
    Plant and equipment .................................................     (26,053)          (23,520)
    Capital lease .......................................................           0              (218)
                                                                             --------          --------
Property, plant and equipment, net  .....................................    $ 15,938          $ 15,416
                                                                             ========          ========

G. OTHER NONCURRENT ASSETS

                                                                                     AUGUST 31,
                                                                             -------------------------
$ IN THOUSANDS                                                                  2000             1999
                                                                                ----             ----
Goodwill, net............................................................    $    416          $      0
Intangible pension asset.................................................         649                 0
Split dollar life insurance..............................................         840               820
                                                                             --------          --------
Other noncurrent assets..................................................    $  1,905          $    820
                                                                             ========          ========

H. OTHER CURRENT LIABILITIES

                                                                                                        AUGUST 31,
                                                                                                -------------------------
$ IN THOUSANDS                                                                                     2000            1999
                                                                                                   ----            ----
Current state and federal income taxes..................................................         $    974       $    258
Payroll and vacation....................................................................            2,621          3,435
Retirement plans........................................................................            2,368          2,089
Taxes, other than income................................................................              222            195
Insurance...............................................................................            1,550          1,551
Dealer service, commission and related items............................................            2,222          2,417
Export freight..........................................................................              212            228
Warranty................................................................................              757            657
Legal settlements.......................................................................              221            720
Other  .................................................................................              767          1,030
                                                                                                 --------       --------
Total other current liabilities.........................................................         $ 11,914       $ 12,580
                                                                                                 ========       ========

I. CREDIT ARRANGEMENTS

Lindsay entered into an agreement in December 1999 for a $10.0 million unsecured revolving line of credit through December 31, 2000. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

J. LEASE

During the fourth quarter of fiscal 1997, the Company recorded a three-year capital lease for computer equipment in the amount of $457,850, at interest of approximately 4% with a one-dollar end-of-lease purchase option. This lease expired June 1, 2000, thus there are no future lease payments at August 31, 2000.

K. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lindsay is contingently liable under arrangements with its third-party financing vendors for limited financing guarantees aggregating up to a maximum exposure of approximately $0.9 million. These limited financing guarantees relate to financing provided by third-party financing vendors to facilitate the financing of the Company's irrigation equipment sold through its authorized dealer network to the dealer's customers. Additionally, the Company has issued a guarantee to facilitate the issuance of long term debt to a strategic third party totaling approximately $1.1 million at August 31, 2000 and reducing at various dates through 2003. The risk of loss to the Company under the above agreements is minimal due to the value of the leased irrigation equipment, a reserve included in the allowance for doubtful accounts and the specific nature of the various guarantees or agreements. Management believes these guarantees and agreements will not adversely affect its consolidated financial position, results of operations or cash flows.

         The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

L. RETIREMENT PLANS

During 1996, Lindsay adopted an amended and restated defined contribution profit-sharing plan to include a 401(k) provision covering all employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by Lindsay. Additionally, the plan provides for Lindsay to contribute a discretionary amount when warranted by results of operations. The contribution is allocated to participants based upon their respective percentage of wages to total wages of all participants in the plan. Lindsay's total contributions charged to expense under this plan were $750,000 for each of the years ended August 2000 and 1999 and $800,000 for the year ended August 1998. A supplementary non-qualified, non-funded retirement plan for certain key executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.


Cost and the assumptions for the Company's supplemental retirement plan includes the following components:

                                                                             FOR THE YEARS ENDED AUGUST 31,
                                                                     -----------------------------------------
$ IN THOUSANDS                                                         2000               1999            1998
--------------                                                         ----               ----            ----
Change in benefit of obligation:
Benefit obligation at beginning of term..............                $ 1,868           $  1,937         $ 1,820
Service cost.........................................                     75                 81              80
Interest cost........................................                    131                136             128
Actuarial (gain)/loss................................                    704               (286)            (91)
                                                                     -------           --------         -------
Benefit obligation at end of year....................                $ 2,778           $  1,868         $ 1,937
                                                                     -------           --------         -------

Funded status........................................                $(2,778)          $ (1,868)        $(1,937)
Unrecognized net actuarial loss......................                  1,009                357             513
                                                                     -------           --------         -------
Net amount recognized................................                $(1,769)          $ (1,511)        $(1,424)
                                                                     =======           ========         =======

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost.................................                $ 1,769           $  1,511         $ 1,225
Intangible pension asset.............................                   (649)                 0               0
Additional benefit liability.........................                    952                  0             199
Other comprehensive income...........................                   (303)                 0               0
                                                                     -------           --------         -------
Net amount recognized................................                $ 1,769           $  1,511         $ 1,424
                                                                     =======           ========         =======

Weighted-average assumptions as of year ends:
Discount Rate........................................                  7.00%              7.00%           7.00%
Assumed rates of compensation increases..............                  3.50%              3.50%           3.50%

Components of net periodic benefit cost:
Service cost.........................................                $    75           $     81         $    80
Interest cost........................................                    131                136             128
Net Amortization and Deferral........................                     52                 69              69
                                                                     -------           --------         -------
Total................................................                $   258           $    286         $   277
                                                                     =======           ========         =======

M. STOCK OPTIONS

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

         In February 1992, the shareholders approved the 1991 Long-Term Incentive Plan (1991 Original Plan) which is similar in most material respects to the 1988 Plan except that the 1991 Original Plan provides for non-qualified stock options to directors who are not officers or employees of the Company or its subsidiaries. The 1991 Original Plan was amended and restated in its entirety as the Amended and Restated 1991 Long Term Incentive Plan (1991 Plan) in April, 2000 by the Board of Directors. This action was necessary to clarify certain provisions of the 1991 Original Plan and to eliminate certain provisions no longer necessary. No substantive changes were made which would require shareholder approval.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option shares. Had compensation cost for the Company's stock option shares been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                AUGUST 31,
                                                                                  -------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                            2000           1999            1998
----------------------------------------                                            ----           ----            ----

Net earnings - as reported.................................................       $13,208        $ 12,732       $ 23,480
Net earnings - pro forma...................................................       $12,389        $ 12,447       $ 23,321
Net earnings per share - as reported.......................................       $  1.06        $   0.96       $   1.61
Net earnings per share - pro forma.........................................       $  0.99        $   0.94       $   1.60

The pro forma effect on net earnings for fiscal 2000, 1999 and 1998 is not fully representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to the vesting of grants made prior to fiscal 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2000, 1999 and 1998, dividend yield of 0.4% to 0.8%, expected volatility of 31.2% to 36.0%, risk-free interest rates ranging from 5.0% to 6.4%, and expected lives of the options of 7 years.

A summary of the status of the Company's stock plans is presented below:


RESTRICTED SHARES                                                                   FOR THE YEARS ENDED AUGUST 31,
                                                                                 ---------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                                         2000             1999              1998
                                                                                 ----             ----              ----
Number of shares issued...............................................          50,625            66,225           66,375
Average price.........................................................          $17.06           $ 20.49        $   26.97
Total value of shares issued..........................................          $  864           $ 1,357        $   1,790
Total compensation cost recognized in the
    statements of operations..........................................          $ (58)           $ 1,155        $   1,543

OPTION SHARES                                                                       NUMBER OF SHARES          AVERAGE PRICE
                                                                                    ----------------          -------------
Officers, Directors and Key Employees:
Outstanding at August 31, 1997........................................                    888,051                 $ 6.19
   Granted............................................................                    120,000                  27.49
   Exercised..........................................................                   (169,827)                  3.01
   Cancelled..........................................................                     (4,725)                  8.72
Outstanding at August 31, 1998........................................                    833,499                   9.89
Exercisable at August 31, 1998........................................                    625,412                   6.48
Weighted average fair value of options granted during fiscal 1998.....                                              6.36
Outstanding at August 31, 1998........................................                    833,499                   9.89
   Granted............................................................                    116,250                  16.13
   Exercised..........................................................                    (61,855)                  6.31
   Cancelled..........................................................                     (1,350)                  8.37
Outstanding at August 31, 1999........................................                    886,544                  10.96
Exercisable at August 31, 1999........................................                    625,357                   7.49
Weighted average fair value of options granted during fiscal 1999.....                                              7.70
Outstanding at August 31, 1999........................................                    886,544                  10.96
   Granted............................................................                    390,500                  14.33
   Exercised..........................................................                   (263,344)                  3.76
   Cancelled..........................................................                    (96,757)                 16.00
Outstanding at August 31, 2000........................................                    916,943                  13.93
Exercisable at August 31, 2000........................................                    385,106                  11.23
Weighted average fair value of options granted during fiscal 2000.....                                            $ 9.91

The number of stock awards available for grant under the 1988 and 1991 plans are 140,899, 135,265 and 316,388 shares as of August 31, 2000, 1999 and 1998, respectively.

The following table summarizes information about the Company's Common Stock options outstanding at August 31, 2000:


                                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                            -------------------                   -------------------
                                                        WEIGHTED
                                                         AVERAGE
         RANGE OF               NUMBER                  REMAINING           WEIGHTED             NUMBER         WEIGHTED
         EXERCISE             OUTSTANDING              CONTRACTUAL           AVERAGE           EXERCISABLE       AVERAGE
          PRICES              AT 8/31/00                  LIFE                PRICE            AT 8/31/00         PRICE
          ------              ----------                  ----                -----            ----------         -----
      $  6.17-10.52             328,630                2.89 years           $  8.99              322,556          $ 8.97
        14.00-20.00             498,688                9.14 years             14.66               26,700           16.10
       $26.17-28.17              89,625                7.16 years           $ 27.94               35,850          $27.94
                               --------                                                         --------
                                916,943                                                          385,106
                                =======                                                          =======

N. INDUSTRY SEGMENT INFORMATION

            The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1999 which changes the way the Company reports information about its operating segments. The information for 1998 is presented to conform to the 1999 and 2000 presentation.

         The Company manages its business activities in two reportable segments:
            Irrigation: This segment includes the manufacture and marketing of center pivot and lateral move irrigation equipment and other revenues consisting primarily of revenues from long haul over the road freight services.
            Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                                 --------------------------------------
$ IN MILLIONS                                                                      2000              1999           1998
-------------                                                                      ----              ----           ----
Operating revenues:
   Irrigation.........................................................            $ 115.6         $  101.4      $  130.5
   Diversified products...............................................               14.2             15.3          25.2
                                                                                  -------         --------      --------
Total operating revenues..............................................            $ 129.8            116.7      $  155.7
                                                                                  =======         ========      ========
Operating income:
   Irrigation.........................................................            $  23.2         $   22.0      $   31.8
   Diversified products...............................................                2.7              3.5           5.2
                                                                                  -------         --------      --------
Segment operating income..............................................               25.9             25.5          37.0
Unallocated general & administrative and
   engineering & research expenses....................................               (9.5)           (10.5)         (9.9)
Interest and other income, net........................................                2.7              3.2           7.5
                                                                                  -------         --------       -------
Earnings before income taxes..........................................            $  19.1         $   18.2       $  34.6
                                                                                  =======         ========       =======
Geographic area revenues:
   United States......................................................            $ 107.8         $   94.2       $ 127.9
   Europe & Africa....................................................                6.2              7.7           7.8
   Mexico  & Latin America............................................                5.1              6.7           8.2
   Other export.......................................................               10.7              8.1          11.8
                                                                                  -------         --------       -------
   Total revenues.....................................................            $ 129.8         $  116.7      $  155.7
                                                                                  =======         ========      ========


O. QUARTERLY RESULTS OF OPERATIONS  (unaudited)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2000 and 1999.

QUARTERLY DATA

                                                                 FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                                        ----------------------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                NOVEMBER       FEBRUARY              MAY            AUGUST
                                                        --------       --------              ---            ------
Fiscal 2000
   Operating revenues......................            $ 24,503        $34,996            $ 46,603         $ 23,683
   Cost of operating revenues..............              18,763         26,058              34,540           18,828
   Earnings before income taxes............               2,433          5,796               8,762            2,152
   Net earnings............................               1,703          4,057               5,963            1,485
   Net earnings per share..................            $   0.13        $  0.32            $   0.48         $   0.12
   Market price (NYSE)
     High..................................            $  21.13        $ 18.25            $  20.81         $  20.56
     Low...................................            $  16.38        $ 16.13            $  14.00         $  17.00
Fiscal 1999
   Operating revenues......................            $ 21,642        $31,087            $ 42,990         $ 20,932
   Cost of operating revenues..............              16,964         23,426              31,680           13,937
   Earnings before income taxes............               2,103          4,925               8,118            3,043
   Net earnings............................               1,430          3,349               5,520            2,433
   Net earning per share...................            $   0.10        $  0.25            $   0.42         $   0.19
   Market price (NYSE)
      High.................................            $  21.31        $ 17.00            $  22.38         $  20.38
      Low..................................            $  11.25        $ 12.50            $  14.88         $  16.00

2000: Fourth-quarter adjustments resulting in a net increase in pre-tax earnings of $440,000 were made to inventory accounts (due to physical inventory), the LIFO inventory reserve and the obsolete inventory reserve. Additional fourth-quarter accrual adjustments, for insurance and warranty, increased pre-tax earnings $286,000 and $178,000 respectively.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2000. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the proxy statement. Information about Executive Officers is shown on page 6 of this filing.

         Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 2000.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants.........................................................................       14
Consolidated Statements of Operations for the Years
      ended August 31, 2000, 1999 and 1998................................................................       15
Consolidated Balance Sheets at
      August 31, 2000 and 1999............................................................................       16
Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the years ended August 31, 2000, 1999 and 1998..................................................       15
Consolidated Statements of Cash Flows for the Years
      ended August 31, 2000, 1999 and 1998................................................................       17

Notes to Consolidated Financial Statement.................................................................      18-26

(a)(2) Financial Statement Schedule

                                                                                                                 PAGE
                                                                                                                 ----

Report of Independent Accountants.........................................................................       14

Schedule

Valuation and Qualifying Accounts -
      Years ended August 31, 2000, 1999 and 1998..........................................................       32

         Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               A(3) EXHIBIT INDEX

                                                                                                                 SEQUENTIAL
    EXHIBIT                                                                                                         PAGE
    NUMBER                                         DESCRIPTION                                                     NUMBER
    ------                                         -----------                                                     ------
3(a)     Restated Certificate of Incorporation of the Company,
         incorporated by reference to Exhibit 3(a)
         to the Company's Report on Form 10-Q for the fiscal
         quarter ended February 28, 1997.                                                                             -

3(b)     By-Laws of the Company amended and restated by the Board
         of Directors on April 28, 2000.                                                                            33-51

3(c)     Certificate of Amendment of the Restated Certificate of
         Incorporation of Lindsay Manufacturing Co. dated February 7,
         1997, incorporated by reference to Exhibit 3(b) to the
         Company's Report on Form 10-Q for the fiscal quarter ended
         February 28, 1997.                                                                                           -

4(a)     Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's report on Form 10-Q for the fiscal
         quarter ended November 30, 1997.                                                                             -

10(a)    Lindsay Manufacturing Co. Executive Compensation Plan
         incorporated by reference to Exhibit 10(a) to the Company's report on Form 10-Q for the fiscal quarter ended February 28,
         1998.                                                                                                        -

10(b)    Agreement between the Company and Gary D. Parker, effective December 1,
         1999 incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the fiscal quarter ended
         November 30, 1999.                                                                                           -

10(c)    Indemnification Agreement between the Company and its directors and officers, dated October 10, 1988, incorporated by reference to Exhibit
         10(f) of the Company's Annual Report
         on Form 10-K for the fiscal year ended August 31, 1988.                                                      -

10(d)    Lindsay Manufacturing Co. Long-Term Incentive Plan,
         incorporated by reference to amended Exhibit 10(h) of
         Amendment No. 3 to the Company's Registration Statement
         on Form S-1 (Registration No. 33-23084), filed September
         23, 1988.                                                                                                    -

                               a(3) EXHIBIT INDEX

                                                                                                               SEQUENTIAL
    EXHIBIT                                                                                                        PAGE
    NUMBER                                         DESCRIPTION                                                    NUMBER
    ------                                         -----------                                                    ------

10(e)    Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration
         Statement on Form S-1 (Registration No. 33-23084), filed
         July 15, 1988.                                                                                               -

10(f)    Lindsay Manufacturing Co. amended and restated 1991 Long-Term
         Incentive Plan.                                                                                            52-68

10(g)    Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) of the
         Company's Report on Form 10-Q for the fiscal quarter ended May 31, 2000.                                     -

10(h)    Lindsay Manufacturing Co. Supplemental Retirement Plan, incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form
         10K for the fiscal year ended August 31, 1994.                                                               -

21       Subsidiaries of the Company, incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended
         August 31, 1988.                                                                                             -

23       Consent of PricewaterhouseCoopers LLP                                                                       69

24(a)    The Power of Attorney authorizing Richard W. Parod and Bruce C. Karsk to sign the Annual Report on Form 10-K for fiscal year 2000 on
         behalf of certain directors.                                                                                70

27       Financial Data Schedule                                                                                     71

(b)      Reports on Form 8-K

         The Registrant has not filed any reports on Form 8-K during the fourth quarter of fiscal 2000.

                                                         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of November, 2000.

                                     LINDSAY MANUFACTURING CO.

                                     By:    /s/ BRUCE C. KARSK
                                            ----------------------------
                                     Name:  Bruce C. Karsk
                                     Title: Director, Vice President-Finance,
                                            Treasurer and Secretary;
                                            Principal Financial and
                                            Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of November, 2000.

/s/  RICHARD W. PAROD                                Director, President and
--------------------------------------------         Chief Executive Officer
Richard W. Parod

/s/ BRUCE C. KARSK                                   Director, Vice President -
--------------------------------------------         Finance, Treasurer and
Bruce C. Karsk                                       Secretary; Principal
                                                     Financial and Accounting
                                                     Officer

/s/ RALPH J. KROENKE                                 Controller
--------------------------------------------
Ralph J. Kroenke

/s/ LARRY H. CUNNINGHAM              (1)             Director
--------------------------------------------
Larry H. Cunningham

/s/ HOWARD G. BUFFETT                (1)             Director
--------------------------------------------
Howard G. Buffett

/s/ JOHN W. CROGHAN                  (1)             Chairman of the Board
--------------------------------------------         of Directors
John W. Croghan

/s/ MICHAEL N. CHRISTODOLOU          (1)             Director
--------------------------------------------
Michael N. Christodolou

(1) By: /s/ Bruce C. Karsk
       -------------------------------------
            Bruce C. Karsk, Attorney-In-Fact.

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                                     COLUMN B            COLUMN C           COLUMN D   COLUMN E
                  --------                                     --------    ----------------------     --------   --------
                                                                                 ADDITIONS
                                                                           -----------------------
                                                               BALANCE AT  CHARGED TO   CHARGED TO                 BALANCE AT
                                                               BEGINNING   COSTS AND       OTHER                   END
                 DESCRIPTION                                   OF PERIOD   EXPENSES      ACCOUNTS    DEDUCTIONS    OF PERIOD
                                                               ---------   --------      --------    ----------    ---------
Year ended August 31, 2000:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts........................  $ 721       $     0      $     0       $276(a)       $  445
                                                                =====       =======      =======       ====          ======
     - Allowance for inventory obsolescence...................  $ 935       $            $     0       $304(b)       $  631
                                                                =====       =======      =======       ====          ======

Year ended August 31, 1999:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts........................  $ 743       $     0      $     0       $ 22(a)       $  721
                                                                =====       =======      =======       ====          ======
     - Allowance for inventory obsolescence...................  $ 935       $     0      $     0       $  0(b)       $  935
                                                                =====       =======      =======       ====          ======

Year ended August 31, 1998:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Allowance for doubtful accounts........................  $ 743       $     0      $     0       $  0(a)       $  743
                                                                =====       =======      =======       ====          ======
     - Allowance for inventory obsolescence...................  $ 669       $   330      $     0       $ 64(b)       $  935
                                                                =====       =======      =======       ====          ======


Notes:

(a) Deductions consist of uncollectable items written off, less recoveries of items previously written off.

(b)       Deductions   consist  of  obsolete   items  sold  or scrapped.