Form 10-Q
period 2000-11-30
LINDSAY MANUFACTURING CO
filed 2001-01-16
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ---------

                         Commission File Number 0-17116
                                                -------

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                       47-0554096
               --------                                       ----------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA               68164
---------------------------------------------------              -------
(Address of principal executive offices)                        (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


At January 4, 2001, 11,698,762 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 13.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 2000 and 1999
           and August 31, 2000                                              3

           Consolidated Statements of Operations for the three
           months ended November 30, 2000 and 1999                          4

           Consolidated Statements of Cash Flows for the three
           months ended November 30, 2000 and 1999                          5

           Notes to Consolidated Financial Statements                     6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                             9-11

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                         11

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                          12

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2000 AND 1999 AND AUGUST 31, 2000


                                                                      (UNAUDITED)   (UNAUDITED)
                                                                        NOVEMBER       NOVEMBER        AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                       2000           1999           2000
-----------------------------------                                       ----           ----           ----
ASSETS
Current assets:
   Cash and cash equivalents ......................................     $   1,504      $   9,515      $   3,105
   Marketable securities ..........................................        16,697         22,700         22,894
   Receivables ....................................................        28,191         15,982         17,589
   Inventories ....................................................        12,090          8,731         11,335
   Deferred income taxes ..........................................         2,593          3,655          3,106
   Other current assets ...........................................           715            796            164
                                                                        ---------      ---------      ---------
      Total current assets ........................................        61,790         61,379         58,193
   Long-term marketable securities ................................        19,275         24,473         19,780
   Property, plant and equipment, net .............................        15,953         15,673         15,938
   Other noncurrent assets ........................................         1,915            837          1,905
                                                                        ---------      ---------      ---------
Total assets ......................................................     $  98,933      $ 102,362      $  95,816
                                                                        =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade ........................................     $   5,404          4,472      $   4,556
   Other current liabilities ......................................        12,604         13,182         11,914
   Current portion of capital lease obligation ....................             0             55              0
                                                                        ---------      ---------      ---------
      Total current liabilities ...................................        18,008         17,709         16,470
   Other noncurrent liabilities ...................................         1,657          1,025          1,914
                                                                        ---------      ---------      ---------
Total liabilities .................................................        19,665         18,734         18,384
                                                                        ---------      ---------      ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding
      in November 2000 and 1999 and August 2000)
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,310,888, 17,058,851 and 17,310,197 shares
      issued in November 2000 and 1999 and August 2000) ...........        17,311         17,059         17,310
   Capital in excess of stated value ..............................         1,918          1,795          2,211
   Retained earnings ..............................................       148,344        135,976        146,216
   Less treasury stock, at cost, 5,615,269, 4,650,237 and 5,615,269
      shares in November 2000 and 1999 and August 2000 ............       (88,002)       (71,202)       (88,002)
   Accumulated other comprehensive income .........................          (303)             0           (303)
                                                                        ---------      ---------      ---------
   Total shareholders' equity .....................................        79,268         83,628         77,432
                                                                        ---------      ---------      ---------
   Total liabilities and shareholders' equity .....................     $  98,933      $ 102,362      $  95,816
                                                                        =========      =========      =========


 The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                         NOVEMBER      NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   2000          1999
----------------------------------------                   ----          ----

Operating revenues ................................      $ 33,956       $ 24,503
Cost of operating revenues ........................        26,228         18,763
                                                         --------       --------
Gross profit ......................................         7,728          5,740
                                                         --------       --------
Operating expenses:
   Selling expense ................................         1,673          1,361
   General and administrative expense .............         2,341          2,229
   Engineering and research expense ...............           557            472
                                                         --------       --------
Total operating expenses ..........................         4,571          4,062
                                                         --------       --------
Operating income ..................................         3,157          1,678
Interest income, net ..............................           521            719
Other (expense) income, net .......................            (2)            36
                                                         --------       --------
Earnings before income taxes ......................         3,676          2,433
Income tax provision ..............................         1,140            730
                                                         --------       --------
Net earnings ......................................      $  2,536       $  1,703
                                                         ========       ========

Basic net earnings per share ......................      $   0.22       $   0.14
                                                         ========       ========

Diluted net earnings per share ....................      $   0.21       $   0.13
                                                         ========       ========

Average shares outstanding ........................        11,688         12,421
Diluted effect of stock options ...................           286            426
                                                         --------       --------
Average shares outstanding assuming dilution ......        11,974         12,847
                                                         ========       ========

Cash dividends per share ..........................      $  0.035       $  0.035
                                                         ========       ========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                  (UNAUDITIED)


                                                                           NOVEMBER       NOVEMBER
($ IN THOUSANDS)                                                             2000           1999
----------------                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings .....................................................      $  2,536       $  1,703
   Adjustments to reconcile net earnings to net cash
         used in operating activities:
      Depreciation and amortization .................................           805            713
      Amortization of marketable securities premiums, net ...........           (70)            24
      (Gain) on sale of fixed assets ................................             0            (47)
      Loss on maturities of marketable securities
         held-to-maturity ...........................................             0              8
      Provision for uncollectible accounts receivable ...............            53           (276)
      Deferred income taxes .........................................           513            148
   Changes in assets and liabilities:
      Receivables ...................................................       (10,655)        (2,797)
      Inventories ...................................................          (755)        (1,072)
      Other current assets ..........................................          (551)          (711)
      Accounts payable ..............................................           848            391
      Other current liabilities .....................................           (67)           (72)
      Current taxes payable .........................................           757            674
      Other noncurrent assets and liabilities .......................          (267)            73
                                                                           --------       --------
      Net cash used in operating activities .........................        (6,853)        (1,241)
                                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment .......................          (820)          (970)
   Proceeds from sale of property, plant and equipment ..............             0             47
   Purchases of marketable securities held-to-maturity ..............          (883)        (5,480)
   Proceeds from maturities of marketable securities held-to-maturity         7,655          3,740
                                                                           --------       --------
   Net cash provided by (used in) investing activities ..............         5,952         (2,663)
                                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation ................             0            (40)
   (Repurchases and cancellations) proceeds from issuance of common
      stock under stock option plan, net ............................          (292)          (338)
   Dividends paid ...................................................          (408)          (435)
                                                                           --------       --------
   Net cash used in financing activities ............................          (700)          (813)
                                                                           --------       --------
   Net decrease in cash and cash equivalents ........................        (1,601)        (4,717)
   Cash and cash equivalents, beginning of period ...................         3,105         14,232
                                                                           --------       --------
   Cash and cash equivalents, end of period .........................      $  1,504       $  9,515
                                                                           ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid ................................................      $    (63)      $    (23)
   Interest paid ....................................................      $      6       $      1

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the registrant's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Lindsay Manufacturing Co., (Lindsay) August 31, 2000 Annual Report to Shareholders.
         In the opinion of management, the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2000, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity. Investments in the held-to-maturity category are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $35,972,000, $35,000, $63,000 and $35,944,000, respectively. In the held-to-maturity category at November 30, 2000, $16,697,000 in marketable securities mature within one year and $19,275,000 in long-term marketable securities have maturities ranging from 12 to 42 months.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                                 NOVEMBER   NOVEMBER    AUGUST
$ IN THOUSANDS                                     2000       1999       2000
---------------                                    ----       ----       ----

First-in, first-out (FIFO) inventory .........  $ 15,755    $13,054    $ 15,374
LIFO reserves ................................    (3,034)    (3,388)     (3,408)
Obsolescence reserve .........................      (631)      (935)       (631)
                                                --------    -------    --------
Total Inventories ............................  $ 12,090    $ 8,731    $ 11,335
                                                ========    =======    ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                                 NOVEMBER   NOVEMBER    AUGUST
                                                   2000       1999       2000
                                                   ----       ----       ----

Raw materials ................................      13%        12%        13%
Work in process ..............................       6%         5%         6%
Purchased parts ..............................      33%        38%        33%
Finished goods ...............................      48%        45%        48%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.


                                                NOVEMBER   NOVEMBER    AUGUST
$ IN THOUSANDS                                    2000       1999       2000
---------------                                   ----       ----       ----
Plant and equipment:
     Land ....................................  $     70    $    70   $     70
     Buildings ...............................     8,560      5,866      8,352
     Equipment ...............................    30,154     28,251     30,269
     Other....................................     3,592      5,437      3,300
Capital lease:
     Equipment ...............................         0        458          0
                                                --------    -------   --------
Total plant, equipment and capital lease .....    42,376     40,082     41,991
Accumulated depreciation and amortization:
     Plant and equipment .....................   (26,423)   (24,165)   (26,053)
     Capital lease ...........................         0       (244)         0
                                                --------    -------   --------
Property, plant and equipment, net  ..........  $ 15,953    $15,673   $ 15,938
                                                ========    =======   ========

(5) CREDIT ARRANGEMENTS

Lindsay has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 30, 2001. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

(6) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
         Options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding during the first quarter of fiscal year 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. These options expire between September 3, 2007 and September 3, 2008.

(7) REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue recognition in Financial Statements." The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 (the fourth quarter of fiscal year 2001 for Lindsay). Lindsay has complied with the provisions of SAB No. 101 and that compliance did not have a material impact on the Company's consolidated financial position or results of operations.

(8) INDUSTRY SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1999 which changed the way the Company reports information about its operating segments.
     The Company manages its business activities in two reportable segments:
         Irrigation: This segment includes the manufacture and marketing of center pivot and lateral move irrigation equipment and other revenues consisting primarily of revenues from long haul over the road freight services.
         Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.
     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2000. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income and does not include general or administrative expenses (which include corporate expenses) or engineering and research expenses, interest income net, non-operating income and expenses, income taxes, and assets. Operating income does include selling and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         NOVEMBER     NOVEMBER
$ IN THOUSANDS                                             2000         1999
--------------                                             ----         ----

Operating revenues:
   Irrigation........................................   $  28,981     $ 22,156
   Diversified products..............................       4,975        2,347
                                                        ---------     --------
Total operating revenues.............................   $  33,956     $ 24,503
                                                        =========     ========
Operating income:
   Irrigation........................................   $   5,388     $  3,958
   Diversified products..............................         667          421
                                                        ---------     --------
Segment operating income.............................       6,055        4,379
Unallocated general & administrative and
   engineering & research expenses...................       2,898        2,701
Interest and other income, net.......................         519          755
                                                        ---------     --------
Earnings before income taxes.........................   $   3,676     $  2,433
                                                        =========     ========
Geographic area revenues:
   United States.....................................   $  27,273     $ 19,402
   Europe, Africa and Middle East....................       3,893          797
   Mexico  & Latin America...........................         379        1,667
   Other export......................................       2,411        2,637
                                                        ---------     --------
   Total revenues....................................   $  33,956     $ 24,503
                                                        =========     ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The following table provides highlights of the first quarter of fiscal year 2001 compared with the first quarter of fiscal year 2000 of Lindsay's consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to these consolidated financial statements.

                                                                FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                                                    PERCENT INCREASE
($ IN THOUSANDS)                                    11/30/00          11/30/99         (DECREASE)
----------------                                    --------          --------         ----------
Consolidated
   Operating Revenues ......................        $ 33,956          $ 24,503            38.6%
   Cost of Operating Revenues ..............        $ 26,228          $ 18,763            39.8
   Gross Profit ............................        $  7,728          $  5,740            34.6
   Gross Margin ............................            22.8%             23.4%
   Selling, Eng. & Research, and G&A Expense        $  4,571          $  4,062            12.5
   Operating Income ........................        $  3,157          $  1,678            88.1
   Operating Margin ........................             9.3%             6.8%
   Interest Income, net ....................        $    521          $    719           (27.5)
   Other (Expense) Income, net .............        $     (2)         $     36          (105.6)
   Income Tax Provision ....................        $  1,140          $    730            56.2
   Effective Income Tax Rate ...............            31.0%             30.0%
   Net Earnings ............................        $  2,536          $  1,703            48.9
Irrigation Equipment Segment (See Note (8))
   Operating Revenues ......................        $ 28,981          $ 22,156            30.8
   Operating Income ........................        $  5,388          $  3,958            36.1
   Operating Margin ........................            18.6%            17.9%
Diversified Products Segment (See Note (8))
   Operating Revenues ......................        $  4,975          $  2,347           112.0
   Operating Income ........................        $    667          $    421            58.4%
   Operating Margin ........................            13.4%             17.9%

         As the above table displays, operating revenues for the three month period ended November 30, 2000, were 38.6 percent ($9.5 million) higher than the first quarter of fiscal year 2000. This increase was the result of a 31 percent ($5.3 million) increase in U.S. irrigation equipment and other revenues, a 31 percent ($1.6 million) increase in export irrigation equipment revenues, and a 112 percent ($2.6 million) increase in diversified products revenues.
         During the first quarter of fiscal year 2001, management continued to undertake an initiative to level out the Company's factory production, expanding its full year delivery capacity. One component of this initiative consists of increasing the number of center pivots sold and delivered to its U.S. dealers for their floor plan stock inventory during the August through November period, prior to the January through May peak retail selling season. Most of the first quarter fiscal year 2001 increase in U.S. irrigation equipment revenues occurred as a result of this initiative. Longer term, the Company believes that center pivot irrigation equipment demand drivers remain solidly in place; Farmers need to conserve water, energy and labor while at the same time improving crop yields and increasing food production for a growing world population.
         Export irrigation equipment revenues during the first quarter of fiscal year 2001 were higher primarily due to increased whole unit and repair parts sales to irrigation equipment dealers in the Company's middle eastern market. Additionally, this year's revenues from sales to Lindsay's Canadian dealers were higher than those of the first quarter of the fiscal year 2000. Revenues from sales to the Company's other International markets were lower during the quarter as compared to the first quarter of fiscal year 2000.
         First quarter fiscal year 2001 diversified products revenues rose significantly from that of the first quarter of fiscal year 2000 primarily due to increased sales of agricultural related outsource manufacturing products to Deere & Company and New Holland North America, Inc. Large diameter tubing revenues during the first quarter of fiscal year 2001 were only slightly higher than that of the prior year's first quarter.

         Gross margin for the three months ended November 30, 2000, was 22.8 percent as compared to 23.4 percent for the first quarter of last year. First quarter fiscal year 2001's gross margin was negatively impacted by lower per unit average sales revenue for U.S. center pivots. Per unit average cost of goods for US center pivots were also lower during the quarter, but to a lesser degree. A price increase of approximately 3 percent was implemented for new orders on October 1, 2000, in part to respond to the contracted gross margin and in part as a component of the normal seasonal pricing adjustments that occur with center pivot irrigation equipment. The Company expects that its second quarter will benefit from this price increase.
         First quarter fiscal year 2001's selling, engineering and research and general and administrative (SG&A) expenses of $4.6 million (13.5 % as a percent of sales) were higher than the first quarter of fiscal year 2000's SG&A expenses of $4.1 million (16.6% as a percent of sales). Increased group insurance, advertising, travel and entertainment, selling and engineering and research salary and wage and employee moving expense reimbursement costs were partially offset by a reduction in legal fee costs.
         The effective tax rate for the first quarter of fiscal year 2001 was
31.0 percent as compared to 30.0 percent rate for the comparative period of fiscal year 2000. Due to the federal income tax exempt status of interest income from its municipal bond investments and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 36.0 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations totaled $6.9 million for the first three months of fiscal year 2001 compared to $1.2 million for the first three months of fiscal year 2000. The use of cash flows in operating activities for fiscal year 2001 was primarily due to increased receivables. During the first three months of fiscal year 2000, cash flows used in operating activities were principally due to increased receivables and increased inventories.
         Receivables of $28.2 million at November 30, 2000 increased $10.6 million from $17.6 million at August 31, 2000 and increased $12.2 million from $16.0 million at November 30, 1999. The majority of increased sales activity during the first quarter of fiscal year 2001 resulted from the use of a marketing program that offered deferred payment terms on some transactions to our dealers for taking delivery of irrigation equipment during the fall and winter months.
         Inventories at November 30, 2000 totaled $12.1 million, up from $11.3 million at August 31, 2000 and $8.7 million at November 30, 1999. Inventory increased due to Lindsay's continued use of the planned build of inventory for quicker delivery and response times and to achieve higher projected sales.
         Current liabilities of $18.0 million at November 30, 2000 are higher than their $16.5 million balance at August 31, 2000 and their $17.7 million balance at November 30, 1999. The increase from August 31, 2000 is principally due to increased trade payables and a higher accrual for taxes payable partially offset by a lower accrual for payroll and vacation. The increase from November 30, 1999 is primarily due to increased trade payables and a higher accrual for taxes payable partially offset by lower accruals for payroll and vacation and legal fees.
         Cash flows provided by investing activities of $6.0 million for the first three months of fiscal year 2001 compared to cash flows used in investing activities of $2.7 million for the first three months of fiscal year 2000. The cash flows provided by investing activities in fiscal year 2001 was attributable to proceeds from maturities of marketable securities partially offset by capital expenditures and purchases of marketable securities. During the first three months of fiscal year 2000, cash flows used in investing activities were primarily due to capital expenditures and purchases of marketable securities, partially offset by proceeds from maturities of marketable securities.
         Lindsay's cash and short-term marketable securities totaled $18.2 million at November 30, 2000, as compared to $26.0 million at August 31, 2000 and $32.2 million at November 30, 1999. At November 30, 2000, Lindsay had $19.3 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $19.8 million at August 31, 2000 and from $24.5 million at November 30, 1999.
         Cash flows used in financing activities were $0.7 million for the first three months of fiscal year 2001 as compared to $0.8 million for the first three months of fiscal year 2000. The cash flows used in financing activities during the first quarter of both fiscal year 2001 and 2000 were primarily attributable to dividends paid and cancellations to pay for the exercise price or required taxes on common stock under Lindsay's employee stock option plan.
         Lindsay's equity increased to $79.2 million at November 30, 2000 from $77.4 million at August 31, 2000 due to its net earnings of $2.5 million, less $0.3 million from the net cancellations of common stock under Lindsay's employee stock option plan, less dividends paid of $0.4 million. Lindsay's equity at November 30, 1999 was $83.6 million.
         Capital expenditures of $0.8 million during the first three months of fiscal year 2001 decreased from $1.0 million during the first three months of fiscal year 2000. Fiscal year 2001 capital expenditures were primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Total annual capital expenditures for fiscal year 2001 are expected to be approximately $3.0 to $4.0 million and will be made to improve the company's existing manufacturing facilities, expand its manufacturing capabilities and increase productivity.
         Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. dealers and dealers' customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's expansion into diversified products complements its irrigation operations by using available capacity and reducing seasonality.

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.
         Approximately 20% and 21% of Lindsay's operating revenues for the first quarter of fiscal year 2001 and 2000, respectively, were generated from export sales. For the full year of 2000, approximately 17% of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because its export sales are all in U.S. dollars.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 (the fourth quarter of fiscal year 2001 for Lindsay). Lindsay has complied with the provisions of SAB No. 101 and that compliance did not have a material impact on the Company's consolidated financial position or results of operations.

         Concerning Forward-Looking Statements - This Report on Form 10-Q, including the Management's Discussion and Analysis, and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and those statements preceded by, followed by or including the words "future", "position", "anticipate(s)", "expect", "believe(s)", "see", "plan", "further improve", "outlook", "should", or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in these forward-looking statements: availability of and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governments. Any changes in such factors could result in significantly different results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0-42 months) and the Company intends to hold the investments in these marketable securities to maturity. Lindsay does not believe that it is subject to material foreign exchange risk with respect to export sales because it's export sales are principally U.S. dollar denominated.

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

         No Form 8-K was filed during the quarter ended November 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of January, 2001.

                       LINDSAY MANUFACTURING CO.

                       By:    /s/ BRUCE C. KARSK
                           ------------------------------------------------
                       Name:  Bruce C. Karsk
                       Title: Executive Vice President, Treasurer and Secretary;
                              Principal Financial and Accounting Officer


                       By:    /s/RALPH J. KROENKE
                           ------------------------------------------------
                       Name:  Ralph J. Kroenke
                       Title: Controller