Form 10-Q
period 2001-02-28
LINDSAY MANUFACTURING CO
filed 2001-04-16
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2001 OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                      For the transition period from        to
                                                    -------- -------

                         Commission File Number 0-17116
                                                -------

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              47-0554096
           ---------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA                     68164
----------------------------------------------------                    ------
(Address of principal executive offices)                              (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


At April 3, 2001, 11,755,935 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 13.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                        Page No.

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

       Consolidated Balance Sheets, February 28, 2001 and
       February 29, 2000 and August 31, 2000                               3

       Consolidated Statements of Operations for the three months
       and six months ended February 28, 2001 and February 29, 2000        4

       Consolidated Statements of Cash Flows for the six
       months ended February 28, 2001 and February 29, 2000                5

       Notes to Consolidated Financial Statements                        6-8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
     OF OPERATIONS AND FINANCIAL CONDITION                              9-11

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK                                                          12

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                           12

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURES                                                                13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
          FEBRUARY 28, 2001 AND FEBRUARY 29, 2000 AND AUGUST 31, 2000

                                                                     (UNAUDITED)  (UNAUDITED)
                                                                      FEBRUARY      FEBRUARY      AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                     2001          2000         2000
-----------------------------------                                 -----------   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                          $   1,791     $   5,837      $  3,105
  Marketable securities                                                  9,357        23,982        22,894
  Receivables                                                           29,479        23,842        17,589
  Inventories                                                           16,690         9,430        11,335
  Deferred income taxes                                                  2,747         3,204         3,106
  Other current assets                                                     649           541           164
                                                                    -----------   -----------   -----------
    Total current assets                                                60,713        66,836        58,193
Long-term marketable securities                                         17,621        20,560        19,780
Property, plant and equipment, net                                      15,710        15,653        15,938
Other noncurrent assets                                                  3,033           837         1,905
                                                                    -----------   -----------   -----------
Total assets                                                         $  97,077     $ 103,886      $ 95,816
                                                                    ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                            $   4,531     $   7,482      $  4,556
  Other current liabilities                                             11,181        13,216        11,914
  Current portion of capital lease obligation                                0            15             0
                                                                    -----------   -----------   -----------
    Total current liabilities                                           15,712        20,713        16,470
Other noncurrent liabilities                                             1,734           781         1,914
                                                                    -----------   -----------   -----------
Total liabilities                                                       17,446        21,494        18,384
                                                                    -----------   -----------   -----------

Commitments and Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
     authorized, no shares issued and outstanding in
     February 2001 and 2000 and August 2000)
    Common stock, ($1 par value, 25,000,000 shares
     authorized, 17,322,697, 17,306,593 and 17,310,197 shares
     issued in February 2001 and 2000 and August 2000)                  17,323        17,307        17,310
    Capital in excess of stated value                                    1,910         2,406         2,211
    Retained earnings                                                  148,703       139,602       146,216
    Less treasury stock, (at cost, 5,615,269, 4,993,837 and
     5,615,269 shares in February 2001 and 2000 and August 2000)       (88,002)      (76,923)      (88,002)
    Accumulated other comprehensive income                                (303)            0          (303)
                                                                    -----------   -----------   -----------
Total shareholders' equity                                              79,631        82,392        77,432
                                                                    -----------   -----------   -----------
Total liabilities and shareholders' equity                           $  97,077     $ 103,886      $ 95,816
                                                                    ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2001
                             AND FEBRUARY 29, 2000
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        ------------------------     -----------------------
                                                        FEBRUARY       FEBRUARY       FEBRUARY      FEBRUARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  2001           2000           2001          2000
----------------------------------------                ---------     ----------     ---------     ---------
Operating revenues                                       $28,275        $34,996       $62,231       $59,499
Cost of operating revenues                                21,616         26,058        47,844        44,821
                                                        ---------     ----------     ---------     ---------
Gross profit                                               6,659          8,938        14,387        14,678
                                                        ---------     ----------     ---------     ---------

Operating expenses:
  Selling expense                                          2,038          1,366         3,711         2,727
  General and administrative expense                       2,394          1,889         4,735         4,118
  Engineering and research expense                           625            492         1,182           964
  Restructuring charges                                      899              0           899             0
                                                        ---------     ----------     ---------     ---------
Total operating expenses                                   5,956          3,747        10,527         7,809
                                                        ---------     ----------     ---------     ---------
Operating income                                             703          5,191         3,860         6,869
Interest income, net                                         413            613           934         1,332
Other (expense) income, net                                   (2)            (8)           (4)           28
                                                        ---------     ----------     ---------     ---------
Earnings before income taxes                               1,114          5,796         4,790         8,229
Income tax provision                                         345          1,739         1,485         2,469
                                                        ---------     ----------     ---------     ---------
Net earnings                                             $   769        $ 4,057       $ 3,305       $ 5,760
                                                        =========     ==========     =========     =========


Basic net earnings per share                             $  0.07        $  0.33       $  0.28       $  0.46
                                                        =========     ==========     =========     =========

Diluted net earnings per share                           $  0.06        $  0.32       $  0.28       $  0.45
                                                        =========     ==========     =========     =========


Average shares outstanding                                11,703         12,380        11,696        12,400
Diluted effect of stock options                              270            270           249           348
                                                        ---------     ----------     ---------     ---------
Average shares outstanding assuming dilution              11,973         12,650        11,945        12,748
                                                        =========     ==========     =========     =========


Cash dividends per share                                 $ 0.035        $ 0.035       $ 0.070       $ 0.070
                                                        =========     ==========     =========     =========

The accompanying notes are an integral part of the financial statements.

                           LINDSAY MANUFACTURING CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                  (UNAUDITED)

                                                                                FEBRUARY     FEBRUARY
($ IN THOUSANDS)                                                                  2001         2000
----------------                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                 $  3,305     $  5,760
   Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                                                1,612        1,431
      Non-cash restructuring charges relating to write-down                          749            0
      Amortization of marketable securities premiums, net                           (150)          31
      Gain on sale of fixed assets                                                   (15)         (57)
      Loss on sale of marketable securities held-to-maturity                           0            8
      Provision for uncollectible accounts receivable                                 61         (276)
      Deferred income taxes                                                          359          599
   Changes in assets and liabilities:
      Receivables                                                                (11,951)     (10,657)
      Inventories                                                                 (5,355)      (1,771)
      Other current assets                                                          (485)        (456)
      Accounts payable, trade                                                        (25)       3,401
      Other current liabilities                                                       88          234
      Current taxes payable                                                         (821)         402
      Other noncurrent assets and liabilities                                       (333)        (171)
                                                                                --------     --------
   Net cash used in operating activities                                         (12,961)      (1,522)
                                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                     (2,133)      (1,668)
   Proceeds from sale of property, plant and equipment                                15           57
   Purchases of marketable securities held-to-maturity                            (1,541)     (10,256)
   Proceeds from maturities of marketable securities held-to-maturity             17,387       11,140
   Equity investment                                                                (975)           0
                                                                                --------     --------
   Net cash provided by (used in) investing activities                            12,753         (727)
                                                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation                                   0          (80)
   (Repurchases and cancellations ) proceeds from issuance of common
       stock under stock option plan, net                                           (288)         521
   Dividends paid                                                                   (818)        (866)
   Purchases of treasury stock                                                         0       (5,721)
                                                                                --------     --------
   Net cash used in financing activities                                          (1,106)      (6,146)
                                                                                --------     --------
   Net decrease in cash and cash equivalents                                      (1,314)      (8,395)
   Cash and cash equivalents, beginning of period                                  3,105       14,232
                                                                                --------     --------
   Cash and cash equivalents, end of period                                     $  1,791     $  5,837
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

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At February 28, 2001, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $26,978,000, $298,000, $0 and $27,276,000, respectively. In the held-to-maturity category at February 28, 2001, $9,357,000 in marketable securities mature within one year and $17,621,000 in long-term marketable securities have maturities ranging from 12 to 36 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                            FEBRUARY     FEBRUARY      AUGUST
$ IN THOUSANDS                                2001         2000         2000
---------------                               ----         ----         ----

First-in, first-out (FIFO) inventory ...... $ 20,394      $14,050      $ 15,374
LIFO reserves .............................   (3,034)      (3,685)       (3,408)
Obsolescence reserve ......................     (670)        (935)         (631)
                                            ---------     --------     ---------
Total Inventories ......................... $ 16,690      $ 9,430      $ 11,335
                                            ========      =======      ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                            FEBRUARY     FEBRUARY      AUGUST
                                              2001         2000         2000
                                              ----         ----         ----

Raw materials .............................   13%          12%          13%
Work in process ...........................    6%           5%           6%
Purchased parts ...........................   33%          38%          33%
Finished goods ............................   48%          45%          48%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                                FEBRUARY   FEBRUARY      AUGUST
$ IN THOUSANDS                                    2001       2000         2000
---------------                                   ----       ----         -----

Plant and equipment:
     Land ....................................  $     70    $    70    $     70
     Buildings ...............................     8,574      5,865       8,352
     Equipment ...............................    30,169     28,413      30,269
     Other....................................     3,699      5,750       3,300
Capital lease:
     Equipment ...............................         0        458           0
                                                --------    -------    --------
Total plant, equipment and capital lease .....    42,512     40,556      41,991
Accumulated depreciation and amortization:
     Plant and equipment .....................   (26,802)   (24,633)    (26,053)
     Capital lease ...........................         0       (270)          0
                                                --------    --------   --------
Property, plant and equipment, net  ..........  $ 15,710    $15,653    $ 15,938
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

(6) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
     Options to purchase 89,625 shares of common stock at a weighted average price of $27.94 per share were outstanding during the second quarter of fiscal year 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and November 6, 2007.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                   FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                   --------------------------     ------------------------
                                                     FEBRUARY       FEBRUARY        FEBRUARY     FEBRUARY
$ IN THOUSANDS                                         2001           2000            2001         2000
--------------                                         ----           ----            ----         ----
Operating revenues:
   Irrigation...................................    $ 23,127        $ 31,345       $ 52,108      $53,501
   Diversified products.........................       5,148           3,651         10,123        5,998
                                                    --------        --------       --------      -------
Total operating revenues........................    $ 28,275        $ 34,996       $ 62,231      $59,499
                                                    ========        ========       ========      =======
Operating income:
   Irrigation...................................    $  2,931        $  6,912       $  8,319      $10,870
   Diversified products.........................         791             660          1,458        1,081
                                                    --------        --------       --------      -------
Segment operating income........................       3,722           7,572          9,777       11,951
Unallocated general & administrative and
   engineering & research expenses..............       3,019           2,381          5,917        5,082
Interest and other (expense) income, net........         411             605            930        1,360
                                                    --------        --------       --------      -------
Earnings before income taxes....................    $  1,114        $  5,796       $  4,790      $ 8,229
                                                    ========        ========       ========      =======
Geographic area revenues:
   United States................................    $ 24,632        $ 29,638       $ 51,905      $49,040
   Europe, Africa & Middle East.................       1,805           2,933          5,698        3,730
   Mexico & Latin America.......................         897           1,275          1,276        2,942
   Other export.................................         941           1,150          3,352        3,787
                                                    --------        --------       --------      -------
   Total revenues...............................    $ 28,275        $ 34,996       $ 62,231      $59,499
                                                    ========        ========       ========      =======

(9) OTHER NONCURRENT ASSETS

                                                            FEBRUARY       FEBRUARY       AUGUST
$ IN THOUSANDS                                                2001           2000          2000
---------------                                               ----           ----          -----
Equity investment ......................................    $   975          $   0        $     0
Goodwill, net of amortization...........................        404              0            416
Intangible pension assets...............................        649              0            649
Split dollar life insurance.............................        856            837            840
Other noncurrent assets.................................        149              0              0
                                                            -------          -----        -------
Total other noncurrent assets...........................    $ 3,033          $ 837        $ 1,905
                                                            =======          =====        =======

(10) RESTRUCTURING CHARGES

During the second quarter of fiscal year 2001, the Company took a non-recurring restructuring charge of $899,000 or $0.05 per share after tax. Of this total restructuring charge, $749,000 is for a write-down to net realizable value, the value of fixed assets associated with a manufacturing process under development since 1998, which was initiated to reduce the cost of the manufacturing process. After limited success the decision has now been made to discontinue the development due to the difficulty in insuring quality consistency that would satisfy our customers' needs. The remaining restructuring charge of $150,000 is for other costs related to manufacturing processes that are being discontinued. The payments relating to such costs are expected to be incurred in the third and fourth quarters of fiscal year 2001. The related liability for these costs is included in other current liabilities in the accompanying consolidated balance sheet at February 28, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
The following table provides highlights for the three month and six month periods of fiscal year 2001 as compared to the same periods of fiscal year 2000 of Lindsay's consolidated operating results displayed in the accompanying Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements contained herein.

                                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                           --------------------------------    -------------------------------
                                                                                   PERCENT                            PERCENT
                                                                                  INCREASE                           INCREASE
($ IN THOUSANDS)                                           02/28/01    02/29/00  (DECREASE)    02/28/01   02/29/00  (DECREASE)
----------------                                           --------    --------  ----------    --------   --------   ---------
Consolidated
   Operating Revenues..................................    $ 28,275    $ 34,996     (19.2%)    $ 62,231   $ 59,499      4.6%
   Cost of Operating Revenues..........................    $ 21,616    $ 26,058     (17.0)     $ 47,844   $ 44,821      6.7
   Gross Profit........................................    $  6,659    $  8,938     (25.5)     $ 14,387   $ 14,678     (2.0)
   Gross Margin........................................        23.6%       25.5%                   23.1%      24.7%
   Selling, Eng. & Research, and G&A Expense...........    $  5,057    $  3,747      35.0      $  9,628   $  7,809     23.3
   Restructuring Charges...............................    $    899    $      0       N/A      $    899   $      0      N/A
   Operating Income....................................    $    703    $  5,191     (86.5)     $  3,860   $  6,869    (43.8)
   Operating Margin....................................         2.5%       14.8%                    6.2%      11.6%
   Interest Income, net................................    $    413    $    613     (32.6)     $    934   $  1,332    (29.9)
   Other (Expense) Income, net.........................    $     (2)   $     (8)    (75.0)     $     (4)  $     28   (114.3)
   Income Tax Provision................................    $    345    $  1,739     (80.2)     $  1,485   $  2,469    (39.9)
   Effective Income Tax Rate...........................        31.0%       30.0%                   31.0%      30.0%
   Net Earnings........................................    $    769    $  4,057     (81.0)     $  3,305   $  5,760    (42.6)
Irrigation Equipment Segment (See Note (8))
   Operating Revenues..................................    $ 23,127    $ 31,345     (26.2)     $ 52,108   $ 53,501     (2.6)
   Operating Income....................................    $  2,931    $  6,912     (57.6)     $  8,319   $ 10,870    (23.5)
   Operating Margin....................................        12.7%       22.1%                   16.0%      20.3%
Diversified Products Segment (See Note (8))
   Operating Revenues..................................    $  5,148    $  3,651      41.0      $ 10,123   $  5,998     68.8
   Operating Income....................................    $    791    $    660      19.8%     $  1,458   $  1,081     34.9%
   Operating Margin....................................        15.4%       18.1%                   14.4%      18.0%

     As the above table displays, operating revenues for the three month period ended February 28, 2001 were $28.3 million, $6.7 million less than the prior year's comparable period. Operating revenues for the six month period ended February 28, 2001 were $62.2 million, $2.7 million greater than the first six months of the prior year.
     Irrigation equipment revenues totaled $23.1 million during the second quarter of the current fiscal year compared to $31.3 million during last fiscal year's second quarter. The U.S. market for automated agricultural irrigation equipment was affected by low agricultural commodity prices and an expectation of higher agricultural input costs, particularly energy and fertilizer costs. Additionally, wet winter weather in many parts of the U.S. hampered the ability of Lindsay's dealers to install center pivot and lateral move irrigation systems in fields during the Company's second quarter. The foreign market for agricultural irrigation equipment was also unfavorably affected by the low agricultural commodity prices and increased agricultural input costs during the quarter.
     Year-to-date, irrigation equipment revenues totaled $52.1 million in fiscal 2001 compared to $53.5 million in fiscal year 2000. Increased shipments for the Company's U.S. dealer stock inventory program during the first quarter of fiscal 2001 was more than offset by softer end-user demand during the second quarter of the year.
     Diversified products revenues totaled $5.2 million during the second quarter of this year compared to $3.7 million during the comparable period of fiscal 2000. Six month year-to-date diversified products revenues totaled $10.1 million during fiscal 2001 compared to $6.0 million during the prior year's comparable period. Increased sales to Deere & Company for both the three and six month periods resulted in the majority of the increased revenues.

     Gross margin for the three months ended February 28, 2001 was 23.6 percent compared to 25.5 percent of the prior year's second quarter. For the six month year-to-date period, fiscal 2001's gross margin was 23.1 percent compared to
24.7 percent for the six months ended February 29, 2000. A change in product mix and unfavorable manufacturing variances due to reduced through-put and higher natural gas and energy costs, partially offset by favorable material price variances (particularly lower steel prices), led to the lower gross margin.
     Selling, engineering and research, and general and administrative expenses during the three month period ended February 28, 2001 totaled $5.1 million compared to $3.7 million during the prior year's second quarter. Fiscal 2001 year-to-date selling, engineering and research, and general and administration expenses totaled $9.6 million compared to $7.8 million for the first six months of fiscal 2000. Investments in several strategic initiatives such as the Company's Greenfield mini-pivot product line, which Lindsay acquired last August, and the opening of company-owned retail stores in Southwestern Kansas contributed to the increase in expenses. Additionally, the Company incurred higher compensation and group health insurance costs compared to the prior year.
     The Company took a non-recurring restructuring charge of $899,000 during the second quarter of fiscal year 2001 for writing down, to net realizable value, the value of manufacturing equipment and other costs related to manufacturing processes that are being discontinued. This write down totaled $0.05 per share after tax.
     Operating income and margin for the irrigation equipment segment for the three months ended February 28, 2001 were significantly lower than that of the prior year's comparable period due to the lower irrigation equipment revenues, unfavorable manufacturing variances, higher irrigation equipment selling expenses and the $899,000 restructuring charge.
     Second quarter fiscal 2001 interest income, net, totaled $0.4 million compared to $0.6 million during the second quarter of the prior year. Year-to-date fiscal 2001 interest income totaled $0.9 million compared to $1.3 million during the first six months of fiscal 2000. The lower interest income is due to a reduction in funds invested and maturities in the Company's short and intermediate-term municipal bond portfolio.
     The effective tax rate for both the three and six month periods ended February 28, 2001 was 31.0 percent, slightly higher then the effective rate of
30.0 percent for the comparable periods of fiscal 2000. Due to the federal income tax exempt status of interest income from its municipal bond investments and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 35.8 percent.


FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations totaled $13.0 million for the first six months of fiscal year 2001 compared to cash flows used in operations of $1.5 million for the first six months of fiscal year 2000. The use of cash flows in operating activities for fiscal year 2001 was primarily due to increased receivables and increased inventories partially offset by net earnings. Fiscal year 2000 cash flows used in operating activities were principally due to increased receivables and increased inventories partially offset by net earnings and increased payables.
     Receivables of $29.5 million at February 28, 2001 increased $11.9 million from $17.6 million at August 31, 2000 and increased $5.7 million from $23.8 million at February 29, 2000. The majority of increase in receivables resulted from increased shipments for the Company's U.S. dealer stock inventory program and customers taking advantage of an interest-free delayed payment financing program.
     Inventories at February 28, 2001 totaled $16.7 million, up from $11.3 million at August 31, 2000 and $9.4 million at February 29, 2000. Inventory increased due to Lindsay's planned build of inventory for quicker delivery and response times in conjunction with softer end-user demand during January and February. Lindsay is focusing on reducing inventory and expects year-end levels to be comparable to August 31, 2000.
     Current liabilities of $15.7 million at February 28, 2001 are lower than the $16.5 million balance at August 31, 2000 and the $20.7 million balance at February 29, 2000. The decrease from August 31, 2000 is principally due to a lower accrual for taxes payable. The decrease from February 29, 2000 is primarily due to lower trade payables and a lower accrual for taxes payable.
     Cash flows provided by investing activities of $12.8 million for the first six months of fiscal year 2001 compared to cash flows used in investing activities of $0.7 million for the first six months of fiscal year 2000. The cash flows provided by investing activities in fiscal year 2001 were attributable to proceeds from maturities of marketable securities partially offset by capital expenditures, purchases of marketable securities and an equity investment. Fiscal year 2000 cash flows used in investing activities was primarily due to purchases of marketable securities and capital expenditures, partially offset by proceeds from maturities of marketable securities.

     Lindsay's cash and short-term marketable securities totaled $11.1 million at February 28, 2001, as compared to $26.0 million at August 31, 2000 and $29.8 million at February 29, 2000. At February 28, 2001, Lindsay had $17.6 million invested in long-term marketable securities which represent intermediate term (12 to 36 months maturities) municipal debt, as compared to $19.8 million at August 31, 2000 and from $20.6 million at February 29, 2000.
     Cash flows used in financing activities of $1.1 million for the first six months of fiscal year 2001 decreased from $6.1 million for the six months of fiscal year 2000. The cash flows used in financing activities during the first six months of fiscal year 2001 were primarily attributable to dividends paid and cancellations of common stock to pay for the exercise price or required taxes on common stock under Lindsay's employee stock option plan.
     Lindsay's equity increased to $79.6 million at February 28, 2001 from $77.4 million at August 31, 2000 due to its net earnings of $3.3 million, less $0.3 million from the net cancellations of common stock under Lindsay's employee stock option plan, less dividends paid of $0.8 million. Lindsay's equity at February 29, 2000 was $82.4 million.
     Capital expenditures of $2.1 million during the first six months of fiscal year 2001 compared to $1.7 million during the first six months of fiscal year 2000. Fiscal year 2001 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Capital expenditures for fiscal year 2001 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.
     Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

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


OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.
     Approximately 17% and 18% of Lindsay's operating revenues for the first six months of fiscal year 2001 and 2000 were generated from export sales. For the full year of 2000, approximately 17% of Lindsay's operating revenues were generated from export sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because the majority of its sales are in U.S. dollars.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0-36 months) and because the Company intends to hold the investments in these marketable securities to maturity. Lindsay does not believe that it is subject to material foreign exchange risk with respect to export sales because the majority of its sales are U.S. dollar denominated.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Lindsay's annual shareholder's meeting was held on January 30, 2001. The shareholders voted to elect a director, to approve the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan, and to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending August 31, 2001. In addition to the election of Mr. Buffett as a director, the following directors will continue in office: Mr. Croghan, Mr. Christodolou, Mr. Cunningham and Mr. Parod. There were 11,695,619 shares of common stock entitled to vote at the meeting and a total of 11,056,414 shares (94.53%) were represented at the meeting.

       1.  Election of Director:    Howard G. Buffett

            For - 10,739,896      Against - 4,889        Withheld - 311,629

       2.  Approval of the Lindsay Manufacturing Co. 2001 Long-Term Incentive
           Plan:

            For - 5,777,780       Against - 3,636,217    Abstain - 79,312
            Broker non-vote - 1,563,105

       3. Auditors. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended August 31, 2001.

            For - 11,016,474      Against - 32,876       Abstain - 7,064
            Broker non-vote - 0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits -

       4    -  Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997


(b)    Reports on Form 8-K -

       No Form 8-K was filed during the quarter ended February 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2001.

                     LINDSAY MANUFACTURING CO.

                     By:      /s/ BRUCE C. KARSK
                         --------------------------------------------
                     Name:  Bruce C. Karsk
                     Title: Executive Vice President, Treasurer and Secretary;
                            Principal Financial and Accounting Officer


                     By:      /s/RALPH J. KROENKE
                         --------------------------------------------
                     Name:  Ralph J. Kroenke
                     Title: Controller