Form 10-Q
period 2001-05-31
LINDSAY MANUFACTURING CO
filed 2001-07-13
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __ to __

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At July 3, 2001, 11,647,448 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 14.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2001 and 2000
           and August 31, 2000                                              3

           Consolidated Statements of Operations for the three months
           and nine months ended May 31, 2001 and 2000                      4

           Consolidated Statements of Cash Flows for the nine
           months ended May 31, 2001 and 2000                               5

           Notes to Consolidated Financial Statements                     6-9

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                            10-12

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                         13

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                          13

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           13

SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2001 AND 2000 AND AUGUST 31, 2000

                                                                  (UNAUDITED)    (UNAUDITED)
                                                                      MAY            MAY          AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                   2001           2000          2000
-----------------------------------                                   ----           ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $  14,133      $   4,977      $   3,105
  Marketable securities                                                8,853         25,306         22,894
  Receivables                                                         28,810         25,441         17,589
  Inventories                                                         12,251          8,624         11,335
  Deferred income taxes                                                2,817          3,124          3,106
  Other current assets                                                   593            392            164
                                                                   ---------      ---------      ---------
    Total current assets                                              67,457         67,864         58,193
Long-term marketable securities                                       16,700         19,433         19,780
Property, plant and equipment, net                                    15,486         15,751         15,938
Other noncurrent assets                                                3,337            839          1,905
                                                                   ---------      ---------      ---------
Total assets                                                       $ 102,980      $ 103,887      $  95,816
                                                                   =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                          $   5,139      $   5,620      $   4,556
  Other current liabilities                                           14,245         12,930         11,914
                                                                   ---------      ---------      ---------
    Total current liabilities                                         19,384         18,550         16,470
Other noncurrent liabilities                                           2,086            872          1,914
                                                                   ---------      ---------      ---------
Total liabilities                                                     21,470         19,422         18,384
                                                                   ---------      ---------      ---------
Commitments and Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      May 2001 and 2000 and August 2000)
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,372,683, 17,309,443 and 17,310,197 shares
      issued in May 2001 and 2000 and August 2000)                    17,373         17,309         17,310
    Capital in excess of stated value                                  2,212          2,426          2,211
    Retained earnings                                                152,223        145,142        146,216
    Less treasury stock, (at cost, 5,724,069, 5,203,637 and
      5,615,269 shares in May 2001 and 2000 and August 2000)         (89,898)       (80,412)       (88,002)
    Accumulated other comprehensive income                              (400)             0           (303)
                                                                   ---------      ---------      ---------
Total shareholders' equity                                            81,510         84,465         77,432
                                                                   ---------      ---------      ---------
Total liabilities and shareholders' equity                         $ 102,980      $ 103,887      $  95,816
                                                                   =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 ------------------------     ------------------------

                                                    MAY            MAY           MAY            MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2001           2000          2001           2000
----------------------------------------            ----           ----          ----           ----
Operating revenues                               $  39,032      $  46,603     $ 101,263      $ 106,102
Cost of operating revenues                          29,580         34,540        77,424         79,361
                                                 ---------      ---------     ---------      ---------
Gross profit                                         9,452         12,063        23,839         26,741
                                                 ---------      ---------     ---------      ---------

Operating expenses:
  Selling expense                                    1,726          1,583         5,437          4,310
  General and administrative expense                 1,829          1,870         6,564          5,988
  Engineering and research expense                     541            512         1,723          1,476
  Restructuring charges                                  0              0           899              0
                                                 ---------      ---------     ---------      ---------
Total operating expenses                             4,096          3,965        14,623         11,774
                                                 ---------      ---------     ---------      ---------
Operating income                                     5,356          8,098         9,216         14,967
Interest income, net                                   349            621         1,283          1,953
Other (expense) income, net                            (25)            43           (29)            71
                                                 ---------      ---------     ---------      ---------
Earnings before income taxes                         5,680          8,762        10,470         16,991
Income tax provision                                 1,749          2,799         3,234          5,268
                                                 ---------      ---------     ---------      ---------
Net earnings                                     $   3,931      $   5,963     $   7,236      $  11,723
                                                 =========      =========     =========      =========

Basic net earnings per share                     $    0.34      $    0.49     $    0.62      $    0.95
                                                 =========      =========     =========      =========

Diluted net earnings per share                   $    0.33      $    0.48     $    0.61      $    0.93
                                                 =========      =========     =========      =========

Average shares outstanding                          11,698         12,161        11,696         12,321
Diluted effect of stock options                        194            250           231            315
                                                 ---------      ---------     ---------      ---------
Average shares outstanding assuming dilution        11,892         12,411        11,927         12,636
                                                 =========      =========     =========      =========

Cash dividends per share                         $   0.035      $   0.035     $   0.105      $   0.105
                                                 ---------      ---------     ---------      ---------

                           LINDSAY MANUFACTURING CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                                 MAY           MAY
($ IN THOUSANDS)                                                                 2001          2000
----------------                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                $  7,236      $ 11,723
   Adjustments to reconcile net earnings to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                                               2,559         2,187
      Non-cash restructuring charges relating to write-down                         749             0
      Amortization of marketable securities premiums, net                          (233)           13
      Gain on sale of fixed assets                                                  (68)          (59)
      Loss on sale of marketable securities held-to-maturity                          0            12
      Provision for uncollectible accounts receivable                                42          (276)
      Deferred income taxes                                                         289           679
      Other, net                                                                     89             0
   Changes in assets and liabilities:
      Receivables                                                               (10,058)      (12,256)
      Inventories                                                                   650          (965)
      Other current assets                                                         (366)         (307)
      Accounts payable, trade                                                      (931)        1,539
      Other current liabilities                                                     310        (1,312)
      Current taxes payable                                                       1,235         1,662
      Other noncurrent assets and liabilities                                      (201)          (82)
                                                                               --------      --------
   Net cash provided by operating activities                                      1,302         2,558
                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                    (2,693)       (2,522)
   Acquisitions, net of cash acquired                                              (945)            0
   Proceeds from sale of property, plant and equipment                               44            59
   Purchases of marketable securities held-to-maturity                           (1,541)      (13,125)
   Proceeds from maturities of marketable securities held-to-maturity            18,895        13,826
   Equity investment                                                               (975)            0
                                                                               --------      --------
   Net cash provided by (used in) investing activities                           12,785        (1,762)
                                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation                                  0           (95)
   (Repurchases and cancellations ) proceeds from issuance of common
       stock under stock option plan, net                                            64           543
   Dividends paid                                                                (1,229)       (1,289)
   Purchases of treasury stock                                                   (1,896)       (9,210)
                                                                               --------      --------
   Net cash used in financing activities                                         (3,061)      (10,051)
                                                                               --------      --------
   Effect of exchange rate changes on cash                                            2             0
   Net increase (decrease) in cash and cash equivalents                          11,028        (9,255)
   Cash and cash equivalents, beginning of period                                 3,105        14,232
                                                                               --------      --------
   Cash and cash equivalents, end of period                                    $ 14,133      $  4,977
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

(2) ACQUISITION

On March 12, 2001, the Company completed its acquisition of 100% of the stock of Perrot SA, a manufacturer of irrigation systems located in La Chapelle d' Aligne, France, for approximately $1.0 million in cash. The acquisition was accounted for under the purchase method of accounting. The purchase resulted in the recording of approximately $0.2 million of goodwill, representing the amount of cash paid in excess of the estimated fair value of the assets acquired less liabilities assumed, which is currently being amortized over a period of 20 years. The transaction may require the payment of additional consideration totaling approximately $0.2 million, which is contingent upon the achievement of certain earn-out and other provisions included under the share purchase agreement. This additional consideration will not be paid or recorded by the Company until the related contingencies are resolved, if it all. As a result, the purchase price allocation for Perrot SA as recorded by the Company is preliminary and subject to future adjustment as further information is obtained.
         The results of operations for Perrot SA, which were not material to the Company's consolidated results for the three and nine months ended May 31, 2001, have been included in the Company's consolidated results from the acquisition date.

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At May 31, 2001, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at May 31, 2001, were $25,553,000, $336,000, $0 and $25,889,000, respectively, of which $8,853,000 in marketable securities mature within one year and $16,700,000 in long-term marketable securities have maturities ranging from 12 to 36 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                               MAY        MAY         AUGUST
$ IN THOUSANDS                                 2001       2000         2000
---------------                                ----       ----         ----

First-in, first-out (FIFO) inventory.......  $ 15,890    $ 13,463    $ 15,374
LIFO reserves .............................    (3,034)     (3,904)     (3,408)
Obsolescence reserve ......................      (605)       (935)       (631)
                                             --------    --------    --------
Total Inventories .........................  $ 12,251    $  8,624    $ 11,335
                                             ========    ========    ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                         MAY           MAY         AUGUST
                                         2001          2000         2000
                                         ----          ----         ----

Raw materials ........................... 13%           12%           13%
Work in process .........................  6%            5%            6%
Purchased parts ......................... 33%           38%           33%
Finished goods .......................... 48%           45%           48%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                               MAY            MAY        AUGUST
$ IN THOUSANDS                                 2001           2000        2000
---------------                                ----           ----        ----

Plant and equipment:
     Land ..................................   $     70    $     70    $     70
     Buildings .............................      8,624       5,917       8,352
     Equipment .............................     31,722      29,241      30,269
     Other .................................      2,777       5,684       3,300
Capital lease:
     Equipment .............................          0         458           0
                                               --------    --------    --------
Total plant, equipment and capital lease ...     43,193      41,370      41,991
Accumulated depreciation and amortization:
     Plant and equipment ...................    (27,707)    (25,322)    (26,053)
     Capital lease .........................          0        (297)          0
                                               --------    --------    --------
Property, plant and equipment, net .........   $ 15,486    $ 15,751    $ 15,938
                                               ========    ========    ========

(6) CREDIT ARRANGEMENTS

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

(7) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
         Options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding during the third quarter of fiscal year 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

(8) REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The guidance in the SAB is required to be followed no later than the fourth quarter of the fiscal year beginning after December 15, 1999 (the fourth quarter of fiscal year 2001 for Lindsay). Lindsay has complied with the provisions of SAB No. 101, and that compliance did not have a material impact on the Company's consolidated financial position or results of operations.

(9) INDUSTRY SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in fiscal year 1999 which changes the way the Company reports information about its operating segments.
     The Company manages its business activities in two reportable segments:
         Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems. Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.

     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2000. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling expenses and restructuring charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                             FOR THE THREE          FOR THE NINE
                                              MONTHS ENDED          MONTHS ENDED
                                             -------------          ------------
                                              MAY       MAY        MAY       MAY
$ IN THOUSANDS                               2001       2000      2001       2000
--------------                               ----       ----      ----       ----

Operating revenues:
   Irrigation ..........................   $ 33,904   $ 41,911   $ 86,012   $ 95,412
   Diversified products ................      5,128      4,692     15,251     10,690
                                           --------   --------   --------   --------
Total operating revenues ...............   $ 39,032   $ 46,603   $101,263   $106,102
                                           ========   ========   ========   ========
Operating income:
   Irrigation ..........................   $  6,782   $  9,580   $ 15,101   $ 20,450
   Diversified products ................        944        900      2,402      1,981
                                           --------   --------   --------   --------
Segment operating income ...............      7,726     10,480     17,503     22,431
Unallocated general & administrative and
   engineering & research expenses .....      2,370      2,382      8,287      7,464
Interest and other income, net .........        324        664      1,254      2,024
                                           --------   --------   --------   --------
Earnings before income taxes ...........   $  5,680   $  8,762   $ 10,470   $ 16,991
                                           ========   ========   ========   ========


Geographic area revenues:
   United States .......................   $ 31,935   $ 40,042   $ 83,840   $ 89,082
   Europe, Africa & Middle East ........      4,053      3,162      9,751      6,892
   Mexico & Latin America ..............      1,265        991      2,541      3,933
   Other International .................      1,779      2,408      5,131      6,195
                                           --------   --------   --------   --------
   Total revenues ......................   $ 39,032   $ 46,603   $101,263   $106,102
                                           ========   ========   ========   ========

(10) OTHER NONCURRENT ASSETS
                                        MAY      MAY     AUGUST
$ IN THOUSANDS                         2001     2000      2000
---------------                        ----     ----      -----

Equity investment ..................  $  944   $    0   $    0
Goodwill, net of amortization.......     621        0      416
Intangible pension assets ..........     649        0      649
Split dollar life insurance ........     859      839      840
Other noncurrent assets ............     264        0        0
                                      ------   ------   ------
Total other noncurrent assets.......  $3,337   $  839   $1,905
                                      ======   ======   ======

(11) RESTRUCTURING CHARGES

During the second quarter of fiscal year 2001, the Company took a non-recurring restructuring charge of $899,000 or $0.05 per share after tax. Of this total restructuring charge, $749,000 is for a write-down to net realizable value, of the value of fixed assets associated with a manufacturing process under development since 1998 that was discontinued due to difficulty in ensuring quality consistency that would satisfy our customers' needs and $150,000 for other costs related to manufacturing processes for which the decision and plan to discontinue were made in the second quarter of fiscal year 2001. The related liability remaining of $103,000 from the $150,000 restructuring charge is included in other current liabilities in the accompanying consolidated balance sheet at May 31, 2001 compared to $150,000 at February 28, 2001 reflecting $47,000 in payments for these costs during the third quarter. The Company expects the remaining payments relating to these costs to be incurred during the fourth quarter of fiscal year 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AQUISITION
On March 12, 2001, the Company completed its acquisition of 100% of the stock of Perrot SA, a manufacturer of irrigation systems located in La Chapelle d' Aligne, France (see note (2)).

RESULTS OF OPERATIONS
The following table provides highlights for the three month and nine month periods of fiscal year 2001 as compared to the same periods of fiscal year 2000 of Lindsay's consolidated operating results displayed in the accompanying Consolidated Statements of Operations and should be read together with the industry segment information in Note (9) to the consolidated financial statements contained herein.


                                                               FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                             -----------------------------      ------------------------------
                                                                                    PERCENT                          PERCENT
                                                                                   INCREASE                         INCREASE
($ IN THOUSANDS)                                            05/31/01   05/31/00   (DECREASE)  05/31/01   05/31/00   (DECREASE)
----------------                                            --------   --------   ----------  --------   --------    ---------

Consolidated
   Operating Revenues..................................    $ 39,032    $  46,603    (16.3%)   $ 101,263  $  106,102   (4.6%)
   Cost of Operating Revenues..........................    $ 29,580    $  34,540    (14.4)    $  77,424  $   79,361   (2.4)
   Gross Profit........................................    $  9,452    $  12,063    (21.6)    $  23,839  $   26,741  (10.9)
   Gross Margin........................................       24.2%        25.9%                  23.5%       25.2%
   Selling, Eng. & Research, and G&A Expense...........    $  4,096    $   3,965      3.3     $  13,724  $   11,774   16.6
   Restructuring Charges...............................    $      0    $       0      N/A     $     899  $        0    N/A
   Operating Income....................................    $  5,356    $   8,098    (33.9)    $   9,216  $   14,967  (38.4)
   Operating Margin....................................       13.7%        17.4%                   9.1%       14.1%
   Interest Income, net................................    $    349    $     621    (43.8)    $   1,283  $    1,953  (34.3)
   Other (Expense) Income, net.........................    $   (25)    $      43      N/A     $    (29)  $       71    N/A
   Income Tax Provision................................    $  1,749    $   2,799    (37.5)    $   3,234  $    5,268  (38.6)
   Effective Income Tax Rate...........................       30.8%        31.9%                  30.9%       31.0%
   Net Earnings........................................    $  3,931    $   5,963    (34.1)    $   7,236  $   11,723  (38.3)
Irrigation Equipment Segment (See Note (9))
   Operating Revenues..................................    $ 33,904    $  41,911    (19.1)    $  86,012  $   95,412   (9.9)
   Operating Income....................................    $  6,782    $   9,580    (29.2)    $  15,101  $   20,450  (26.2)
   Operating Margin....................................       20.0%        22.9%                  17.6%       21.4%
Diversified Products Segment (See Note (9))
   Operating Revenues..................................    $  5,128    $   4,692      9.3     $  15,251  $   10,690   42.7
   Operating Income....................................    $    944    $     900      4.9%    $   2,402  $    1,981   21.3%
   Operating Margin....................................       18.4%        19.2%                  15.7%       18.5%

         Operating revenues for the three month period ended May 31, 2001 were $39.0 million, $7.6 million less than the prior year's comparable period revenue of $46.6 million. For the nine month period ended May 31, 2001, operating revenues were $101.3 million, $4.8 million less than the nine month period of the prior year.
         Irrigation equipment revenues totaled $33.9 million during the third quarter of the current fiscal year, $8.0 million less than fiscal year 2000's third quarter's irrigation equipment revenue of $41.9 million. Due to revenues from our French subsidiary, irrigation equipment revenues from markets outside of the U.S. were modestly higher during this year's third quarter as compared to the prior year's third quarter. In the U.S. market, demand for automated irrigation equipment continued to be affected by low agricultural commodity prices, higher fertilizer and energy input costs, and resulting economic uncertainty on the part of the farmer.
         Year-to-date, irrigation equipment revenues totaled $86.0 million in fiscal year 2001 compared to $95.4 million for the nine month period of fiscal year 2000. Again, irrigation equipment revenues from markets outside of the U.S. were modestly higher during this year's first nine months as compared to the prior year's nine month period while revenues from the U.S. irrigation equipment market were lower as compared to the prior year.
         Diversified products revenues were $5.1 million during the third quarter of this year, $0.4 million greater than the $4.7 million of the comparable period last year. Nine month year-to-date diversified product revenues were $15.3 million for the current fiscal year, $4.6 million greater than the prior year's $10.7 million for the same period. The increased diversified product revenues for both the three and nine month periods of fiscal 2001 were primarily due to increased sales to Deere & Company.
         Gross margin for the three months ended May 31, 2001 was 24.2 percent compared to 25.9 percent of the prior year's third quarter. For the nine month year-to-date period, fiscal year 2001's gross margin was 23.5 percent compared to 25.2 percent for the nine months ended May 31, 2000. A change in product mix and unfavorable manufacturing variances due to reduced through-put and higher energy costs, partially offset by favorable material price variances (particularly lower steel prices), led to the lower gross margin.
         Selling, engineering and research, and general and administrative expenses during the three month period ended May 31, 2001 totaled $4.1 million compared to $4.0 million during the prior year's third quarter. Cost reduction initiatives implemented at the beginning of the quarter helped contain selling, engineering and research and general and administrative expenses during the quarter. Fiscal year 2001 year-to-date selling, engineering and research, and general and administration expenses totaled $13.7 million compared to $11.8 million for the first nine months of fiscal year 2000. Investments in several strategic initiatives such as the opening of company-owned retail stores in Southwestern Kansas and the Company's Greenfield mini-pivot product line, which Lindsay acquired last August, contributed to the increase in expenses.
         The Company took a non-recurring restructuring charge of $899,000 during the second quarter of fiscal year 2001 for writing down, to net realizable value, the value of manufacturing equipment and other costs related to manufacturing processes that are being discontinued. This write down totaled $0.05 per share after tax.
         Third quarter fiscal year 2001 interest income, net, totaled $0.3 million compared to $0.6 million during the third quarter of the prior year. Year-to-date fiscal year 2001 interest income totaled $1.3 million compared to $2.0 million during the first nine months of fiscal year 2000. The lower interest income is due to a reduction in funds invested in the Company's short and intermediate-term municipal bond portfolio.
         The effective tax rates for the three and nine month periods ended May 31, 2001 were 30.8 percent and 30.9 percent, respectively. This compares to an effective tax rate of 31.9 percent for the comparable three month period and
31.0 percent for the nine month period of the prior year. Due to the federal income tax exempt status of interest income from its municipal bond investments and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 36.0 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations totaled $1.3 million for the first nine months of fiscal year 2001 compared to $2.6 million for the first nine months of fiscal year 2000. The cash flows provided by operating activities for fiscal year 2001 and 2000 were primarily due to net earnings, depreciation and current taxes payable partially offset by increased receivables.
         Receivables of $28.8 million at May 31, 2001 increased $11.2 million from $17.6 million at August 31, 2000 and increased $3.4 million from $25.4 million at May 31, 2000. The majority of the increase in receivables resulted from increased shipments for the Company's U.S. dealer stock inventory program and customers taking advantage of an interest-free delayed payment financing program.
         Inventories at May 31, 2001 totaled $12.3 million, up from $11.3 million at August 31, 2000 and $8.6 million at May 31, 2000. Inventory increased due to Lindsay's planned build of inventory for quicker delivery and response times in conjunction with softer end-user demand during January through May. Lindsay is focusing on reducing inventory and expects year-end levels to be comparable to August 31, 2000.
         Current liabilities of $19.4 million at May 31, 2001 are higher than the $16.5 million balance at August 31, 2000 and the $18.6 million balance at May 31, 2000. The increase from August 31, 2000 and May 31, 2000 is principally due to a higher accrual for taxes payable.
         Cash flows provided by investing activities of $12.8 million for the first nine months of fiscal year 2001 compared to cash flows used in investing activities of $1.8 million for the first nine months of fiscal year 2000. The cash flows provided by investing activities in fiscal year 2001 were attributable to proceeds from maturities of marketable securities partially offset by capital expenditures, purchases of marketable securities, an acquisition and an equity investment. Fiscal year 2000 cash flows used in investing activities were primarily due to purchases of marketable securities and capital expenditures, partially offset by proceeds from maturities of marketable securities.

         Lindsay's cash and short-term marketable securities totaled $23.0 million at May 31, 2001, as compared to $26.0 million at August 31, 2000 and $30.3 million at May 31, 2000. At May 31, 2001, Lindsay had $16.7 million invested in long-term marketable securities which represent intermediate term (12 to 36 months maturities) municipal debt, as compared from $19.8 million at August 31, 2000 and $19.4 million at May 31, 2000.
         Cash flows used in financing activities of $3.1 million for the first nine months of fiscal year 2001 decreased from $10.1 million for the first nine months of fiscal year 2000. The cash flows used in financing activities during the first nine months of fiscal year 2001 and 2000 were primarily attributable to dividends paid and purchases of treasury stock.
         Lindsay's equity increased to $81.5 million at May 31, 2001 from $77.4 million at August 31, 2000 due to its net earnings of $7.2 million, less dividends paid of $1.2 million and treasury stock purchased of $1.9 million. Lindsay's equity at May 31, 2000 was $84.5 million.
         Capital expenditures were $2.7 million during the first nine months of fiscal year 2001, as compared to $2.5 million during the first nine months of fiscal year 2000. Fiscal year 2001 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Capital expenditures for fiscal year 2001 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.
         Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock in the foreseeable future.

SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. customers usually peak during Lindsay's second and third quarters for the spring planting period. Lindsay's diversified products business complements its irrigation operations by using available capacity and somewhat reducing seasonality.

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall.
         Approximately 17% and 16% of Lindsay's operating revenues for the first nine months of fiscal year 2001 and 2000 were generated from international sales. For the full year of fiscal year 2000, approximately 17% of Lindsay's operating revenues were generated from international sales. Lindsay does not believe it has significant exposure to foreign currency translation risks because the majority of its sales are in U.S. dollars.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0-36 months) and because the Company intends to hold the investments in these marketable securities to maturity. Lindsay does not believe that it is subject to material foreign exchange risk with respect to international sales because the majority of its sales are U.S. dollar denominated.

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

         The registrant filed a report on Form 8-K, dated March 14, 2001, reporting under Item 9. Regulation FD Disclosure, which included a copy of a press release announcing the Company's acquisition of Perrot SA, a leading European manufacturer of mechanized irrigation systems, located in La Chapelle d' Aligne, France, the demand softness in the agricultural irrigation market, the Company's expectations with respect to its second quarter fiscal year 2001 results and a one-time charge during the quarter totaling $0.05 per share for writing down, to net realizable value, the value of manufacturing equipment used in a specific manufacturing process which was discontinued.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of July, 2001.

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