Form 10-K
period 2001-08-31
LINDSAY MANUFACTURING CO
filed 2001-11-29
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from _____ to _____

                         Commission File Number 0-17116

                            LINDSAY MANUFACTURING CO.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        47-0554096
            --------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA                68164
---------------------------------------------------                -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


As of November 23, 2001, 11,636,262 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (11,240,025 shares) was $205,692,458 based upon the final sales price on the New York Stock Exchange, Inc. on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the January 29, 2002, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 29-30.

ITEM 1 - BUSINESS


Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its "Zimmatic" trademark, of electrically powered center pivot and lateral move irrigation systems for use to irrigate agricultural crops. The Company began manufacturing and marketing a separate line of center pivot and lateral move irrigation equipment for use on small fields (1 to 60 acres - sometimes referred to as mini-pivots) under its "Greenfield" tradename (trademark applied for in August
2000). Since March 2001, the Company has also manufactured and marketed hose reel travelers under the "Perrot" (Greenfield in the United States) tradename. Hose reel travelers are most often used on irregular shaped fields or, like mini-pivots, on small fields. The Company manufactures and markets repair and replacement parts for its Zimmatic, Greenfield and Perrot systems. Additionally, Lindsay also produces and sells large diameter thin wall steel tubing and manufactures and assembles products for other manufacturers (such as corn planters and sub-assemblies for construction equipment). Industry segment information is included in Part II, Item 8, Footnote M on page 25.

         Lindsay was founded in 1955 and incorporated under Nebraska law in 1969. DEKALB Energy Company, ("DEKALB", formerly DEKALB Corporation) acquired Lindsay in 1974 through its merger into Lindsay Manufacturing Co., a wholly-owned Delaware subsidiary of DEKALB. The company was a wholly-owned subsidiary of DEKALB until October 1988 at which time it became a separate public corporation.

IRRIGATION PRODUCTS
Lindsay's irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers. Due to lower price and simplicity of operation, center pivots currently account for over 95 percent of Lindsay's irrigation system sales.

         A typical standard center pivot for the U.S. market is approximately 1,250 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical standard center pivot for the international market is somewhat shorter than that in the U.S. market. Standard center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres. A mini-pivot is a small version of the standard pivot and is used for smaller fields and/or shorter crops, than that which standard pivots are used.

         A center pivot system represents a significant investment to a farmer. A typical standard center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. Lindsay estimates that there are approximately 165,000 to 175,000 standard center pivot irrigation systems in operation worldwide, resulting in an active repair and replacement parts business. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.

         Other Types Of Irrigation. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Note that a significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly or rolling terrain or fields. In "drip" or "trickle" irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

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

The following table describes Lindsay's total revenues for the past three years:


                          FISCAL YEAR ENDED AUGUST 31,

($ IN THOUSANDS)


                                      -------------------------------------------------------------------------------
                                        2001         2001           2000          2000          1999          1999
                                                  % of Total                   % of Total                  % of Total
                                      Revenues     Revenues       Revenues      Revenues      Revenues      Revenues
                                      --------    ----------      --------     ---------     ---------     ---------
United States .....................   $101,940         80          $107,780         83        $ 94,103          81
Europe, Africa & Middle East ......     14,720         12             8,888          7           8,088           7
Mexico & Latin America ............      3,207          3             5,081          4           6,709           6
Other International ...............      6,802          5             8,036          6           7,751           6
                                      --------        ---          --------        ---        --------         ---
Total Revenues ....................   $126,669        100          $129,785        100        $116,651         100


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

ORDER BACKLOG
As of August 31, 2001, Lindsay had an order backlog of $23.1 million, an increase of 17% from $19.8 million at August 31, 2000. At fiscal year end 2001, Lindsay had a $17.1 million order backlog for irrigation equipment. This was an increase of 60% from fiscal year end 2000's irrigation equipment order backlog of $10.7 million. At fiscal year end 2001, order backlog for diversified products totaled $6.0 million, compared to $9.1 million at fiscal year end 2000.

         Generally Lindsay manufactures a center pivot or lateral move system upon a dealer's firm order for both the U.S. and export markets. Orders from U.S. dealers are accompanied with a $1,000 (approximately 4 percent of sales price) down payment. International orders are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer.

RAW MATERIALS AND COMPONENTS
Raw materials used by Lindsay include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). Lindsay has, on occasion, faced shortages of certain such materials. Lindsay believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES
Capital expenditures for fiscal 2001, 2000 and 1999, were $2.9 million, $3.5 million and $4.0 million, respectively. Fiscal 2001 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2002 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity. The Company expects annual capital expenditures for plant expansion over the next several years to approximate the $3.0 to $4.0 million level per year.

PATENTS, TRADEMARKS, LICENSES
Lindsay's Zimmatic, Greenfield, GrowSmart, and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although the Company believes it is important to follow a patent protection policy, Lindsay's business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES
The number of persons employed by Lindsay and its wholly owned subsidiaries at fiscal year end 2001, 2000 and 1999 were 507, 531 and 480, respectively. Lindsay and its wholly owned subsidiaries currently employs approximately 550 persons. None of Lindsay's employees are represented by a union.

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

SUBSIDIARIES
Lindsay has three wholly owned operating subsidiaries: Lindsay International Sales Corporation, Lindsay Transportation, Inc. and Lindsay Europe SA (Perrot). Since December, 2000, international sales personnel have been located at the Omaha corporate office as part of Lindsay International Sales Corporation, which conducts foreign sales operations for Lindsay. Lindsay Transportation, Inc. was formed in 1975. It owns approximately 115 trailers and, through lease of tractors, supplies the ground transportation in the United States and Canada for Lindsay's products and the bulk of incoming raw materials, and hauls other products on backhauls. Perrot was acquired in March 2001, and is a manufacturer of irrigation systems located in La Chapelle d'Aligne, France. Lindsay also has four non-operational subsidiaries.

ITEM 2 - PROPERTIES

Lindsay owns and occupies 43 acres in Lindsay, Nebraska. The Lindsay, Nebraska facility has eight separate buildings, with approximately one-half million square feet of manufacturing area under roof. Lindsay's La Chappelle d'Aligne, France facility was acquired in March 2001 to provide a European location for the manufacture of its irrigation products. The French facility consists of three separate buildings situated on approximately 3.5 acres. With the Company's current manufacturing capacity, Lindsay believes it can increase sales without a significant new investment in facilities and capital equipment. Since December 1, 2000, the Company leases approximately 7,000 square feet of office space in Omaha, Nebraska, where it maintains its executive and its domestic and international sales and marketing offices. This Omaha office space lease expires October 31, 2004 with a lease rent remaining of $294,000.

ITEM 3 - LEGAL PROCEEDINGS

Lindsay is a party to a number of lawsuits in the ordinary course of its business. Management does not believe that these lawsuits, either individually or in the aggregate, are likely to have a material adverse effect on Lindsay's consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of Fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one year terms at the Board of Directors meeting following the Company's annual shareholders' meeting. This meeting is scheduled for January 29, 2002.


                           AGE                 POSITION WITH THE COMPANY
                           ---                 -------------------------
Richard W. Parod            48         President and Chief Executive Officer
Matthew T. Cahill           39         Vice President - Manufacturing
Eduardo R. Enriquez         61         Vice President - International Sales, Emerging Markets
Robert A. Finkenbiner       45         Vice President - International Business
Bruce C. Karsk              49         Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Dirk A. Lenie               47         Vice President - Marketing
Charles H. Meis             55         Vice President - Engineering
Robert S. Snoozy            55         Vice President - Domestic Sales


         Mr. Richard W. Parod is President and Chief Executive Officer of Lindsay, and has held such positions since April 2000. Prior to that time and since 1997, Mr. Parod was Vice President and General manager of the Irrigation Division of The Toro Company. Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997 becoming President in 1994. Mr. Parod has been a Director since April 2000 when he began his employment with Lindsay.

         Mr. Matthew T. Cahill is Vice President - Manufacturing of Lindsay, and has held such position since October, 2000 when he joined the company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager - Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant - Corporate Technology Staff. Prior to his employment with Ingersoll-Rand and since 1996 Mr. Cahill was Operations Manager with ACG Incorporated. Mr. Cahill was the Manager Operations Support Engineering for Ingersoll-Rand Fluid Products Division in 1995 and part of 1996.

         Mr. Eduardo R. Enriquez is Vice President - International Sales, Emerging Markets of Lindsay and was appointed to that position in November 2001. From 1986 through November 2001, Mr. Enriquez was Vice-President - International of Lindsay. Prior to that time, and since 1981, he was Vice President - Sales of Lindsay International Sales Corporation. Mr. Enriquez began his employment with Lindsay in 1981.

         Mr. Robert A. Finkenbiner is Vice President - International Business of Lindsay and was appointed to that position in September 2001 when he joined the Company. Prior to that time and since 1998, Mr. Finkenbiner held several positions with The Toro Company; most recently as the Brand Manager of the Residential/Commercial Irrigation Division. Mr. Finkenbiner was employed by Rain Bird Corporation from 1991 through 1998 as Brand Manager of Golf Irrigation Controls.

         Mr. Bruce C. Karsk is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Lindsay, and has held such positions since January 2001. From 1984 through January 2001 Mr. Karsk was Vice President - Finance, Treasurer and Secretary. Prior to that time, and since 1981, Mr. Karsk had been the Controller.

         Mr. Dirk A. Lenie is Vice President - Marketing of Lindsay, and has held such position since November 2000 when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of Residential/Commercial Irrigation Division of The Toro Company. Prior to Toro, Mr. Lenie was employed by Pacific Enterprises (the holding company of Southern California Gas) as Director of Seismic Safety Products in 1996/1997 and as Director of Product Development in 1995/1996. From 1981 through 1995 Mr. Lenie held several sales and marketing positions with Rain Bird Corporation.

         Mr. Charles H. Meis is Vice President - Engineering of Lindsay, and has held such position since 1975. Mr. Meis began his employment with Lindsay in 1971.

         Mr. Robert S. Snoozy is Vice President - Domestic Sales of Lindsay, and has held such position since 1997. From 1986 through 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing. Mr. Snoozy began his employment with Lindsay in 1973.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Lindsay Common Stock began public trading on October 12, 1988. On October 21, 1997, Lindsay's Common Stock began trading on the New York Stock Exchange, Inc.
(NYSE) under the ticker symbol "LNN". Prior to trading on the NYSE, Lindsay Common Stock traded on the Nasdaq National Market. As of November 8, 2001 there were approximately 200 shareholders of record and an estimated 3,000 beneficial shareholders.

         The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:


                                      FISCAL YEAR 2001                                          FISCAL YEAR 2000
                                        STOCK PRICE                                                 STOCK PRICE
                         ------------------------------------------              ----------------------------------------
                          HIGH              LOW           DIVIDENDS               HIGH              LOW         DIVIDENDS
                         ------            ------         ---------              ------            ------       ---------
First Quarter            $22.19            $18.00            $0.035              $21.13            $16.38         $0.035
Second Quarter            26.00             19.69             0.035               18.25             16.13          0.035
Third Quarter             20.00             17.00             0.035               20.81             14.00          0.035
Fourth Quarter            19.15             17.40             0.035               20.56             17.00          0.035
Year                     $26.00            $17.00            $0.140              $21.13            $14.00         $0.140


ITEM 6 - SELECTED FINANCIAL DATA

(IN MILLIONS,
EXCEPT PER SHARE AMOUNTS)                                 FOR THE YEARS ENDED AUGUST 31,
-------------------------                                 ------------------------------
                                  2001       2000      1999       1998     1997      1996     1995      1994      1993     1992
                                  ----       ----      ----       ----     ----      ----     ----      ----      ----     ----
Operating revenues ..........   $ 126.7   $  129.8  $  116.7   $  155.7  $  158.3  $ 136.2   $ 111.8  $ 112.7  $ 102.1  $  108.9
Gross profit ................      27.9       31.6      30.6       42.8      40.9     32.7      25.9     25.7     23.8      23.8
Selling, general and
  administrative, and
  engineering and
  research expenses .........      17.4       15.2      15.6       15.7      14.4     13.4      11.9     11.6     10.7      10.9
Restructuring charges .......       0.9          0         0          0         0        0         0        0        0         0
Earnings before cumulative
  effect of accounting
  change (1) ................       8.0       13.2      12.7       23.5      20.1     16.5      11.7     11.2     10.7      11.0
Net earnings ................       8.0       13.2      12.7       23.5      20.1     16.5      11.7     11.9     10.7      11.0
Earnings before cumulative
  effect of accounting
  change per share(1) (2) ...      0.67       1.06      0.96       1.61      1.34     1.08      0.73     0.68     0.66      0.68
Net earnings per share (2) ..      0.67       1.06      0.96       1.61      1.34     1.08      0.73     0.72     0.66      0.68
Cash dividends per share ....      0.14       0.14      0.14      0.125     0.091    0.067         0        0        0         0
Property, plant and
  equipment, net ............      14.9       15.9      15.4       14.1      11.3      9.7       7.2      5.6      5.6       6.0
Total assets ................     100.3       95.8     100.4      108.9     108.0     96.8      86.1     88.4     79.9      71.4
Long-term obligation ........   $     0   $      0  $      0   $    0.1  $    0.3  $     0   $     0  $     0  $     0  $      0
Return on sales .............       6.3%      10.2%     10.9%      15.1%     12.7%    12.1%     10.5%    10.6%    10.5%     10.1%
Return on beginning assets ..       8.3%      13.2%     11.7%      21.7%     20.7%    19.2%     13.2%    14.9%    15.0%     18.2%
Diluted weighted average
  shares.....................    11.900     12.503    13.285     14.556    14.980   15.226    15.993   16.418   16.358    16.310

(1) In 1994 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(2) Per share amount are calculated using diluted average shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

Fiscal year 2001's revenues and earnings were undercut by the weak agricultural economy which became visible in late December 2000. Operating revenues of $126.7 million were 2.4 percent less than the prior years operating revenues. Net earnings of $8.0 million were 39.7 percent less than the prior year's net earnings of $13.2 million. The Company's year end balance sheet features strong financial ratios and no long term debt.

RESULTS OF OPERATIONS

The following "Fiscal Year 2001 Compared to 2000" and the "Fiscal Year 2000 Compared to 1999" sections present an analysis of Lindsay's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note M to the financial statements.

FISCAL YEAR 2001 COMPARED TO 2000

The following table provides highlights for fiscal year 2001 compared with fiscal year 2000.


                                                     FOR THE YEARS ENDED      PERCENT INCREASE
                                                           AUGUST 31,            (DECREASE)
                                                           ----------            ----------
($ IN THOUSANDS)                                       2001       2000
----------------                                       ----       ----
Consolidated
   Operating Revenues ...........................    $126,669    $129,785           (2.4)%
   Cost of Operating Revenues ...................    $ 98,739    $ 98,189            0.6
   Gross Profit .................................    $ 27,930    $ 31,596          (11.6)
   Gross Margin .................................        22.0%       24.3%
   Selling, Engineering and Research, and
      General and Administrative Expenses .......    $ 17,386    $ 15,170           14.6
   Restructuring Charges ........................    $    899    $      0             NA
   Operating Income .............................    $  9,645    $ 16,426          (41.3)
   Operating Margin .............................         7.6%       12.7%
   Interest Income, net .........................    $  1,754    $  2,599          (32.5)
   Other Income, net ............................    $      2    $    118          (98.3)
   Income Tax Provision .........................    $  3,440    $  5,935          (42.0)
   Effective Income Tax Rate ....................        30.2%       31.0%
   Net Earnings .................................    $  7,961    $ 13,208          (39.7)
Irrigation Equipment Segment (See Note M)
   Operating Revenues ...........................    $106,892    $115,618           (7.5)
   Operating Income .............................    $ 16,579    $ 23,266          (28.7)
   Operating Margin .............................        15.5%       20.1%
Diversified Products Segment (See Note M)
   Operating Revenues ...........................    $ 19,777    $ 14,167           39.6
   Operating Income .............................    $  3,252    $  2,670           21.8%
   Operating Margin .............................        16.4%       18.8%


REVENUES
Fiscal year 2001 operating revenues of $126.7 million were 2.4 percent less than fiscal year 2000's operating revenues of $129.8 million.

         Fiscal year 2001 irrigation equipment revenues totaled $106.9 million,
7.5 percent less than the prior year's irrigation equipment revenues of $115.6 million. Due to the soft agricultural economy that began in December 2000, the Company expects that the worldwide agricultural irrigation market will incur a reduction of approximately 20 percent for calendar year 2001. For Lindsay, incremental irrigation equipment revenues from the Company's Greenfield mini-pivot product, acquired in August of 2000, and Perrot's irrigation equipment products manufactured in France, acquired in March 2001, helped dampen the negative impact of the soft economy. Other revenues are included in irrigation equipment revenues and totaled $2.7 million in fiscal year 2001 and $3.3 million in fiscal year 2000.

         Fiscal year 2001 diversified products revenues totaled $19.8 million, a
39.6 percent increase from the prior year's diversified product revenues of $14.2 million. Fiscal year 2001's revenue from sales of Lindsay's large diameter thin walled steel tubing products were less than the prior year, while revenues from outsource manufacturing services sales were significantly greater than those of the prior year. Deere & Company, Caterpillar Inc, and New Holland North America, Inc each continued to be important customers.

         Demand in the domestic market for almost all agricultural related capital equipment began to slow during Lindsay's second fiscal quarter (December through February) of 2001 due to lower agricultural commodity prices, the expectation of increased agricultural input costs (particularly energy and fertilizer), and the resulting prospect of lower farm income. Lindsay's fiscal year 2001 domestic irrigation revenues were negatively affected by this soft agricultural economy.

         Demand in Lindsay's international market for agricultural irrigation equipment improved, in total, during fiscal year 2001. The European and Middle Eastern regions had revenue growth during the year, in part due to Lindsay's acquisition during the year of Perrot located in France. The revenue growth in these regions more than offsets a reduction in revenues in Lindsay's other international markets, the result of a difficult market environment caused by the same low agricultural commodity prices that were present in the United States and by the strong U.S. dollar relative to certain other currencies.

         At August 31, 2001, Lindsay's order backlog for irrigation equipment was $17.1 million compared to $10.7 million at August 31, 2000. Lindsay's diversified products order backlog at August 31, 2001 was $6.0 million compared to $9.1 million at August 31, 2000. The combined order backlog of $23.1 million at August 31, 2001 represents a 17 percent increase from the prior year's $19.8 million.

GROSS MARGIN
Gross Margin of 22.0 percent for fiscal year 2001 was lower than the prior year's 24.3 percent. Fiscal year 2001's gross margin was negatively affected by a sales mix that was less favorable than that of the prior year, factory throughput that was lower than the prior year, and an unfavorable year-end inventory adjustment. Average selling prices for irrigation equipment increased slightly during the year while raw material cost reductions were offset by increased production labor and overhead costs.

OPERATING EXPENSES
Fiscal year 2001's selling, engineering and research, general and administrative (SG&A) expenses of $17.4 million were 15 percent higher than fiscal year 2000's SG&A expenses of $15.2 million. The Company opened retail outlets in Southwestern Kansas during the first quarter of fiscal year 2001 when it lost its independent dealer representation in the region. The costs associated with the Southwest Kansas outlets and the SG&A costs from its French operations, commencing during the Company's third quarter, account for the majority of the fiscal year 2001 increase in SG&A expense. Additionally, during its second quarter of fiscal year 2001, the Company recorded a $0.9 million non-recurring restructuring charge for writing down, to net realizable value, the value of manufacturing equipment and processes that were discontinued.

INTEREST INCOME, OTHER INCOME AND TAXES
The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 month) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper. Fiscal year 2001 interest income was $1.8 million, 33 percent less than the prior year's interest income of $2.6 million due to a lower amount invested in municipal bonds and a lower interest rate earned on these investments.

         Lindsay's fiscal year 2001 effective tax rate decreased to 30.2 percent from a 31.0 percent rate for fiscal year 2000. The fiscal year 2001 reduction in effective rate was the result of a larger portion of the Company's pre-tax earnings coming from municipal bond interest (exempt from federal income taxes) in fiscal year 2001 as compared to fiscal year 2000. In addition to the federal tax-free status on municipal bond interest income, the Company benefits from the foreign sales corporation federal tax provisions as they relate to export sales.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO 1999

The following table provides highlights for fiscal year 2000 compared with fiscal year 1999.


                                                                      FOR THE YEARS ENDED           PERCENT INCREASE
                                                                           AUGUST 31,                  (DECREASE)
                                                                           ----------                   --------
($ IN THOUSANDS)                                                     2000                 1999
----------------                                                     ----                 ----
Consolidated
   Operating Revenues.......................................      $ 129,785            $ 116,651        11.3%
   Cost of Operating Revenues...............................      $  98,189            $  86,007        14.2
   Gross Profit.............................................      $  31,596            $  30,644         3.1
   Gross Margin.............................................           24.3%                26.3%
   Selling, Engineering & Research, and
      General and Administrative Expenses...................      $  15,170            $  15,625        (2.9)
   Operating Income.........................................      $  16,426            $  15,019         9.4
   Operating Margin.........................................           12.7%                12.9%
   Interest Income, net.....................................      $   2,599            $   2,822        (7.9)
   Other Income, net........................................      $     118            $     348       (66.1)
   Income Tax Provision.....................................      $   5,935            $   5,457         8.8
   Effective Income Tax Rate................................           31.0%                30.0%
   Net Earnings.............................................      $  13,208            $  12,732         3.7
Irrigation Equipment Segment (See Note M)
   Operating Revenues.......................................      $ 115,618            $ 101,369        14.1
   Operating Income.........................................      $  23,266            $  22,025         5.6
   Operating Margin.........................................           20.1%                21.7%
Diversified Products Segment (See Note M)
   Operating Revenues.......................................      $  14,167            $  15,282        (7.3)
   Operating Income.........................................      $   2,670            $   3,441       (22.4)%
   Operating Margin.........................................           18.8%                22.5%


REVENUES
Fiscal year 2000 operating revenues increased 11 percent to $129.8 million from $116.7 million in fiscal year 1999. Irrigation equipment revenues totaled $115.6 million in fiscal year 2000, an increase of 14 percent from $101.4 million in the prior year. Of this $115.6 million in irrigation equipment revenues in fiscal year 2000, $93.6 million was from sales to U.S. dealers, a 19 percent increase from $79.0 million of U.S irrigation equipment revenues in fiscal year 1999. Fiscal year 2000 export irrigation equipment revenues of $22.0 million were essentially flat with the prior year's $22.4 million. Fiscal year 2000 diversified product revenues of $14.2 million were 7 percent lower than fiscal year 1999 diversified product revenues of $15.3 million. Other revenues are included in irrigation equipment and totaled $3.3 million in fiscal year 2000 and $3.2 million in fiscal year 1999.

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

         Diversified products revenues of $14.2 million in fiscal year 2000 were 7 percent lower than fiscal year 1999's $15.3 million. As compared to fiscal year 1999, revenues from sales of the Company's large diameter thin walled steel tubing products were essentially flat while revenues from outsource manufacturing services sales were lower. Caterpillar Inc., Deere & Company, and New Holland North America, Inc. were each significant outsource manufacturing customers during the year.

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

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows provided by operations totaled $10.0 million in fiscal year 2001 compared to $8.1 million in fiscal year 2000. The cash flows provided by operating activities in fiscal year 2001 were primarily due to net earnings and decreased inventories, partially offset by increased receivables. Fiscal year 2000 cash flows provided by operating activities were principally due to net earnings, partially offset by increased receivables and inventories.

         Receivables at August 31, 2001, increased $3.7 million to $21.3 million from $17.6 million at August 31, 2000, which was primarily due to increased sales activity during the fourth quarter of the fiscal year and the increased use of a marketing program that offered deferred payment terms on some transactions to our dealers. Inventories of $10.1 million at August 31, 2001 decreased $1.2 million from $11.3 million at August 31, 2000. Inventory decreased at year end due to Lindsay's focus on inventory reduction during the fourth quarter.

         Current liabilities of $16.8 million at August 31, 2001, were slightly more than the $16.5 million at August 31, 2000.

         Cash flows provided by investing activities of $8.0 million for fiscal year 2001 compared to $1.1 million used in investing activities for fiscal year 2000. The cash flows provided by investing activities in fiscal year 2001 were primarily attributable to maturities of marketable securities, partially offset by purchases of marketable securities and capital expenditures. Fiscal year 2000 cash flows used in investing activities were primarily due to purchases of marketable securities and capital expenditures, partially offset by maturities of marketable securities.

         Lindsay's cash and short-term marketable securities totaled $24.4 million at August 31, 2001 as compared to $26.0 million at August 31, 2000. At August 31, 2001, Lindsay had $23.3 million invested in long-term marketable securities, as compared to $19.8 million at August 31, 2000. Lindsay's long-term marketable securities consist of municipal debt with maturities of 12 to 42 months.

         Cash flows used in financing activities of $3.6 million for fiscal year 2001 decreased from $18.1 million in fiscal year 2000 and for both periods was primarily attributable to dividends paid and to purchases of treasury stock.

         Capital expenditures of $2.9 million during fiscal year 2001 decreased from $3.5 million in fiscal year 2000. Fiscal year 2001 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate Lindsay's facility. Capital expenditures for fiscal year 2002 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's facilities, expand its manufacturing capabilities and increase productivity.

         Depreciation and amortization totaled $3.4 million in fiscal 2001 and is expected to increase to approximately $3.8 million in fiscal year 2002.

         Lindsay expended $1.9 million in fiscal 2001 to repurchase 108,800 shares of its common stock. In fiscal year 2000, Lindsay repurchased 965,032 shares of its common stock for $16.8 million.

         Lindsay has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 30, 2001. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.5 percent at August 31, 2001). The Company expects to renew this line of credit on substantially similar terms.

         Lindsay believes its capitalization (including cash and marketable securities balances), operating cash flow and bank line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and repurchases of common stock.

FISCAL 2002 OUTLOOK
Lindsay expects increased earnings on revenue growth of about 8 percent for fiscal year 2002. The majority of fiscal year 2002's increase in revenues and earnings are expected to occur during Lindsay's second (ending February 28th) and third (ending May 31st) quarters.

         In the domestic irrigation market equipment market, stable corn, soybean, wheat and stronger potato commodity prices, in combination with reduced energy and interest costs, should lead to a stronger farmer confidence level during fiscal year 2002 as compared to fiscal year 2001. Additionally, the Company's dealer strengthening and repair parts initiatives should result in increased revenues.

         In Lindsay's international markets, the addition of the Company's European manufacturing capability is expected to significantly improve its irrigation equipment market penetration during fiscal year 2002. Lindsay also expects to benefit during the year from several additional international growth initiatives which should improve the Company's international market position. Approximately 20%, 17%, and 19% of Lindsay's revenues were generated from international sales in fiscal years 2001, 2000, and 1999, respectively. Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa and South America are expected to generate the majority of Lindsay's fiscal year 2002 international revenues.

         Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rate.

         Lindsay's diversified products segment consists of two major products: large-diameter thin-wall round steel tubing and outsource manufacturing services. Diversified products customers for both products primarily consist of agricultural and industrial capital goods manufacturers. Lindsay believes that its diversified product revenues will contract somewhat in fiscal year 2002 compared to fiscal year 2001. The Company anticipates that Caterpillar Inc., Deere & Company, and New Holland North America, Inc. will each continue to be significant outsource manufacturing customers during the year.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0 to 42 months) and the Company has the ability and intends to hold the investments in these marketable securities to maturity. Lindsay's export sales are principally U.S. dollar denominated.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     STATEMENT OF MANAGEMENT RESPONSIBILITY


The consolidated financial statements and notes to the consolidated financial statements of Lindsay Manufacturing Co. have been prepared by management, which has the responsibility for their integrity and objectivity. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America to reflect, in all material aspects, the substance of financial events and transactions occurring during the respective periods.

/s/ Richard W. Parod                               /s/ Bruce C. Karsk
--------------------------                         ----------------------------
Richard W. Parod                                   Bruce C. Karsk
President and                                      Executive Vice President,
Chief Financial Officer,                           Chief Executive Officer
                                                   Treasurer and Secretary






                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:

We have audited the accompanying consolidated balance sheet of Lindsay Manufacturing Co. as of August 31, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the information in the financial statement schedule for the year ended August 31, 2001 listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements and financial statement schedule of Lindsay Manufacturing Co. for the years ended August 31, 2000 and 1999, were audited by other auditors whose report thereon dated September 28, 2000, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. as of August 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for the year ended August 31, 2001, set forth therein.


                                                /s/ KPMG LLP
                                                ---------------------
                                                KPMG LLP

Omaha, Nebraska
October 5, 2001

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED AUGUST 31,
                                                         ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2001       2000       1999
----------------------------------------               ----       ----       ----
Operating revenues ...............................   $126,669   $129,785   $116,651
Cost of operating revenues .......................     98,739     98,189     86,007
                                                     --------   --------   --------
Gross profit .....................................     27,930     31,596     30,644
                                                     --------   --------   --------
Operating expenses:
   Selling expense ...............................      7,200      5,660      5,178
   General and administrative expense ............      7,885      7,446      8,559
   Engineering and research expense ..............      2,301      2,064      1,888
   Restructuring charges .........................        899          0          0
                                                     --------   --------   --------
Total operating expenses .........................     18,285     15,170     15,625
                                                     --------   --------   --------
Operating income .................................      9,645     16,426     15,019
Interest income, net .............................      1,754      2,599      2,822
Other income, net ................................          2        118        348
                                                     --------   --------   --------
Earnings before income taxes .....................     11,401     19,143     18,189
Income tax provision .............................      3,440      5,935      5,457
                                                     --------   --------   --------
Net earnings .....................................   $  7,961   $ 13,208   $ 12,732
                                                     ========   ========   ========
Basic net earnings per share .....................   $   0.68   $   1.08   $   0.99
                                                     ========   ========   ========
Diluted net earnings per share ...................   $   0.67   $   1.06   $   0.96
                                                     ========   ========   ========
Average shares outstanding .......................     11,684     12,199     12,884
Diluted effect of stock options ..................        216        304        401
                                                     --------   --------   --------
Average shares outstanding assuming dilution .....     11,900     12,503     13,285
                                                     ========   ========   ========
Cash dividends per share .........................   $  0.140   $  0.140   $  0.140
                                                     ========   ========   ========



    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                            SHARES OF                  CAPITAL IN                        ACCUMULATED
                                     ----------------------              EXCESS                             OTHER         TOTAL
                                       COMMON     TREASURY    COMMON    OF STATED   RETAINED  TREASURY  COMPREHENSIVE  SHAREHOLDERS'
($ IN THOUSANDS)                       STOCK       STOCK      STOCK       VALUE     EARNINGS   STOCK    INCOME (LOSS)    EQUITY
                                     ----------  ----------  --------  ----------  ---------  --------  -------------  ------------
Balance at August 31, 1998 ......... 16,993,949   3,399,788  $ 16,994  $    855    $ 123,764  $(50,733)    $    --       $  90,880
Net earnings .......................       --          --        --        --         12,732     --             --          12,732
Cash dividends ($0.140 per share) ..       --          --        --        --         (1,788)    --             --
                                                                                                                            (1,788)
Net shares issued under stock
   option plan .....................     80,542        --          80       740         --       --             --             820
Stock option tax benefits ..........       --          --        --         523         --       --             --             523
Acquisitions of common stock .......       --     1,250,449      --        --           --     (20,469)         --         (20,469)
                                     ----------   ---------  --------   -------    ---------  --------      --------      --------
Balance at August 31, 1999 ......... 17,074,491   4,650,237    17,074     2,118      134,708   (71,202)         --          82,698
Comprehensive income:
   Net earnings ....................       --          --        --         --        13,208      --            --          13,208
   Other comprehensive income:
     Minimum pension liability .....       --          --        --         --          --        --           (303)          (303)
                                                                                                                           -------
Total comprehensive income .........       --          --        --         --          --        --            --          12,905
Cash dividends ($0.140 per share) ..       --          --        --         --        (1,700)     --            --
                                                                                                                            (1,700)
Net shares issued under stock
  option plan ......................    235,706        --         236       237         --        --            --             473
Stock option tax expense ...........       --          --        --        (144)        --        --            --            (144)
Acquisitions of common stock .......       --       965,032      --         --          --     (16,800)         --         (16,800)
                                     ----------   ---------  --------   -------    ---------  --------     --------       --------
Balance at August 31, 2000 .........  7,310,197   5,615,269    17,310     2,211      146,216   (88,002)        (303)        77,432
Comprehensive income:
   Net earnings ....................       --          --        --        --          7,961      --           --            7,961
   Other comprehensive income:
     Currency translation ..........       --          --        --        --           --        --             (4)            (4)
     Minimum pension liability .....       --          --        --        --           --        --           (367)          (367)
                                                                                                                           -------
Total comprehensive income .........       --          --        --        --           --        --           --            7,590
Cash dividends ($0.140 per share) ..       --          --        --        --         (1,636)     --           --
                                                                                                                            (1,636)
Net shares issued under stock
   option plan .....................     57,832        --          58       (78)        --        --
                                                                                                               --              (20)
Stock option tax expense ...........       --          --        --         (54)        --        --           --              (54)
Acquisitions of common stock .......       --       108,800      --        --           --      (1,896)        --           (1,896)
                                     ----------   ---------  --------   -------    ---------  --------     --------       --------
Balance at August 31, 2001 ......... 17,368,029   5,724,069  $ 17,368   $ 2,079    $ 152,541  $(89,898)    $   (674)      $ 81,416
                                     ==========   =========  ========   =======    =========  ========     ========       ========



The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     AT AUGUST 31,
                                                                                                     -------------
($ IN THOUSANDS, EXCEPT PAR VALUES)                                                              2001             2000
-----------------------------------                                                           ---------        ---------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................................      $   17,575       $   3,105
   Marketable securities ...............................................................           6,845          22,894
   Receivables .........................................................................          21,316          17,589
   Inventories .........................................................................          10,112          11,335
   Deferred income taxes ...............................................................           2,164           3,106
   Other current assets ................................................................             474             164
                                                                                              ----------       ---------
      Total current assets .............................................................          58,486          58,193
   Long-term marketable securities .....................................................          23,299          19,780
   Property, plant and equipment, net ..................................................          14,893          15,938
   Other noncurrent assets .............................................................           3,578           1,905
                                                                                              ----------       ---------
Total assets ...........................................................................      $  100,256       $  95,816
                                                                                              ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .............................................................      $    5,590       $   4,556
   Other current liabilities ...........................................................          11,234          11,914
                                                                                              ----------       ---------
      Total current liabilities ........................................................          16,824          16,470
   Other noncurrent liabilities ........................................................           2,016           1,914
                                                                                              ----------       ---------
Total liabilities ......................................................................          18,840          18,384
                                                                                              ----------       ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in 2001 and 2000) ...................               0               0
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,368,029 and 17,310,197 shares issued in 2001 and 2000, respectively) ..........          17,368          17,310
   Capital in excess of stated value ...................................................           2,079           2,211
   Retained earnings ...................................................................         152,541         146,216
   Less treasury stock, (at cost, 5,724,069 shares in 2001 and 5,615,269
      shares in 2000) ..................................................................         (89,898)        (88,002)
   Accumulated other comprehensive income ..............................................            (674)           (303)
                                                                                              ----------       ---------
Total shareholders' equity .............................................................          81,416          77,432
                                                                                              ----------       ---------
   Total liabilities and shareholders' equity ..........................................      $  100,256       $  95,816
                                                                                              ==========       =========


The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED AUGUST 31,
                                                                                       ----------------------
($ IN THOUSANDS)                                                                   2001       2000          1999
----------------                                                                   ----       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..............................................................   $  7,961    $ 13,208    $ 12,732
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization ..........................................      3,359       2,960       2,626
      Non-cash restructuring charges relating to write-down of equipment .....        749           0           0
      Amortization of marketable securities premiums, net ....................       (311)        (29)        183
      Loss (gain) on sale of fixed assets ....................................         10        (106)       (119)
      Loss (gain) on maturities of marketable securities held-to-maturity ....          0          12         (18)
      Provision for uncollectible accounts receivable ........................         87        (276)        (22)
      Deferred income taxes ..................................................        942         697          58
      Stock option tax (payables) benefits ...................................        (54)       (144)        523
      Other net, .............................................................         (4)          0           0
   Changes in assets and liabilities:
      Receivables ............................................................     (2,488)     (4,394)      1,179
      Inventories ............................................................      2,898      (3,578)      2,539
      Other current assets ...................................................       (245)        (79)          7
      Accounts payable, trade ................................................       (584)        475        (855)
      Other current liabilities ..............................................     (1,143)     (1,434)        105
      Current taxes payable ..................................................       (426)        743         752
      Other noncurrent assets and liabilities ................................       (714)          7         (46)
                                                                                 --------    --------    --------
      Net cash provided by operating activities ..............................     10,037       8,062      19,644
                                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ................................     (2,929)     (3,464)     (3,993)
   Acquisitions of businesses, net of cash acquired ..........................     (1,985)       (545)          0
   Proceeds from sale of property, plant and equipment .......................         58         134         141
   Purchases of marketable securities held-to-maturity .......................    (10,049)    (18,414)     (2,756)
   Proceeds from maturities of marketable securities held-to-maturity ........     22,890      21,222      18,994
                                                                                 --------    --------    --------
   Net cash provided by (used in) investing activities .......................      7,985      (1,067)     12,386
                                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .........................          0         (95)       (155)
   (Repurchases and cancellations) proceeds from issuance of common
   stock under stock option plan, net ........................................        (20)        473         820
   Dividends paid ............................................................     (1,636)     (1,700)     (1,788)
   Purchases of treasury stock ...............................................     (1,896)    (16,800)    (20,469)
                                                                                 --------    --------    --------
   Net cash used in financing activities .....................................     (3,552)    (18,122)    (21,592)
                                                                                 --------    --------    --------
   Effect of exchange rate changes on cash ...................................          0           0           0
   Net increase (decrease) in cash and cash equivalents ......................     14,470     (11,127)     10,438
   Cash and cash equivalents, prior year .....................................      3,105      14,232       3,794
                                                                                 --------    --------    --------
   Cash and cash equivalents, current year ...................................   $ 17,575    $  3,105    $ 14,232
                                                                                 ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid .........................................................   $  3,587    $  4,517    $  4,617
   Interest paid .............................................................   $     82    $     32    $      8


The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SIGNIFICANT ACCOUNTING POLICIES

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

(2) REVENUE RECOGNITION
Revenues and related cost of revenues for all irrigation and diversified products are generally recognized upon delivery of product to dealers or customers.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Lindsay has complied with the provisions of SAB No. 101, and that compliance did not have any impact on the Company's consolidated financial position or results of operation.

(3) WARRANTY COSTS
Cost of operating revenues include warranty costs of $1,645,000, $1,026,000 and $834,000 for the years ended August 31, 2001, 2000 and 1999, respectively. Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES Cash equivalents are included at cost, which approximates market. At August 31, 2001, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at August 31, 2001, were $30,144,000, $421,000, $28,000 and
$30,537,000, respectively, of which $6,845,000 in marketable securities mature within one year and $23,299,000 in long term marketable securities have maturities ranging from 12 to 42 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

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

         During the second quarter of fiscal year 2001, the Company took a pre-tax non-recurring restructuring charge of $899,000 or $0.05 per share after tax. Of this total restructuring charge, $749,000 is for a write-down to net realizable value, the value of fixed assets associated with a manufacturing process under development since 1998 that was discontinued due to difficulty in ensuring quality consistency that would satisfy our customers' needs and $150,000 for other costs related to manufacturing processes for which the decision and plan to discontinue were made in the second quarter of fiscal year 2001.

(7) GOODWILL
Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight line basis over 20 years.

(8) NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

         Options to purchase 232,000 shares of common stock at a weighted average price of $22.21 per share were outstanding during the fourth quarter of fiscal 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of the common shares. These options expire on or between September 3, 2007 and April 27, 2011.

(9) USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(10) RECLASSIFICATIONS
Certain reclassifications have been made to prior financial statements amounts to conform to the current-year presentation.

(11) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", replacing SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and will not have a material impact on the Company's consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The provisions of Statement No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002 and will not have a material impact on the Company's consolidated financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The provisions of Statement No. 141 require that the purchase method be used for business combinations initiated after June 30, 2001, and the provisions of Statement No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Statement No. 142 replaces the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement for an impairment test on a periodic basis. Neither statement is expected to have a material impact on the Company's consolidated financial position or results of operations.

(12) ACQUISITIONS
In March 2001, the Company acquired 100% of the stock of Perrot SA (now Lindsay Europe SA), a manufacturer of irrigation systems located in La Chapelle d' Aligne, France, for approximately $1.0 million in cash. The acquisition was accounted for under the purchase method of accounting. The purchase resulted in the recording of approximately $0.3 million of goodwill, representing the amount of cash paid in excess of the estimated fair value of the assets acquired less liabilities assumed, which is currently being amortized using a useful life of 20 years. The transaction may require the payment of additional consideration totaling approximately $0.2 million, which is contingent upon the achievement of certain earn-out and other provisions included under the share purchase agreement. This additional consideration will not be paid or recorded by the Company until the related contingencies are resolved. As a result, the purchase price allocation for Perrot SA as recorded by the Company is preliminary and subject to future adjustment as further information is obtained.

         The results of operations for Perrot SA, which were not material to the Company's consolidated results for the year ended August 31, 2001, have been included in the Company's consolidated results from the acquisition date.

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

B. OTHER INCOME, NET

                                                  FOR THE YEARS ENDED AUGUST 31,
                                                  ------------------------------
$ IN THOUSANDS                                       2001      2000      1999
--------------                                       ----      ----      ----

Other income, net:
  Litigation settlement .........................   $    0    $ (30)    $   0
  (Loss) gain on sales of fixed assets...........      (10)     106       119
  State economic development tax credits ........        0        0       176
  Finance charges................................       31       56        27
  All other, net.................................      (19)     (14)       26
                                                    ------    -----     -----
Total other income, net .........................   $    2    $ 118     $ 348
                                                    ======    =====     =====


C. INCOME TAX PROVISION


                                                  FOR THE YEARS ENDED AUGUST 31,
                                                  ------------------------------
$ IN THOUSANDS                                       2001       2000      1999
--------------                                       ----       ----      ----

Current taxes ...................................   $2,498     $5,238    $5,399
Deferred taxes ..................................      942        697        58
                                                    ------     ------    ------
Total income tax provision ......................   $3,440     $5,935    $5,457
                                                    ======     ======    ======

Total tax provisions resulted in effective tax rates differing from that of the statutory federal income tax rates. The reasons for these differences are:


                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                        ------------------------------
                                                             2001                     2000                   1999
                                                             ----                     ----                   ----
$ IN THOUSANDS                                        AMOUNT        %         AMOUNT         %        AMOUNT         %
--------------                                        ------       ----       ------        ----      ------        ----
U.S. statutory rate..............................    $ 3,876       34.0      $ 6,622        34.6     $  6,244       34.3
State and local taxes............................        207        1.8          269         1.4          227        1.3
Qualified export activity........................       (165)      (1.4)        (113)       (0.6)        (164)      (0.9)
Municipal bond interest income...................       (480)      (4.2)        (702)       (3.7)        (816)      (4.5)
Other............................................          2        0.0         (141)       (0.7)         (34)      (0.2)
                                                     -------       ----      -------        ----     --------       ----
Total ...........................................    $ 3,440       30.2      $ 5,935        31.0     $  5,457       30.0
                                                     =======       ====      =======        ====     ========       ====

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                  FOR THE YEARS ENDED AUGUST 31,
                                                  ------------------------------
$ IN THOUSANDS                                        2001           2000
--------------                                        ----           ----

Book depreciation less than tax .................    $ (137)        $   (13)
Employee benefits................................     1,601           2,333
Inventory adjustments ...........................       160             154
Accruals not currently deductible for taxes......       540             632
                                                     ------         -------
Net deferred tax assets  ........................    $2,164         $ 3,106
                                                     ======         =======

Management does not believe there are uncertainties surrounding realization of the net deferred tax assets.

D. RECEIVABLES

                                                             AUGUST 31,
                                                             ----------
$ IN THOUSANDS                                         2001             2000
--------------                                         ----             ----

Trade accounts and notes ........................   $ 21,893          $ 18,034
Less allowance for doubtful accounts ............        577               445
                                                    --------          --------
Net receivables  ................................   $ 21,316          $ 17,589
                                                    ========          ========

E. INVENTORIES

                                                           AUGUST 31,
                                                           ----------
$ IN THOUSANDS                                         2001             2000
--------------                                         ----             ----
First-in, first-out (FIFO) inventory ............   $ 13,292          $ 15,374
LIFO reserves ...................................     (2,551)           (3,408)
Obsolescence reserve ............................       (629)             (631)
                                                    --------          --------
Total Inventories . .............................   $ 10,112          $ 11,335
                                                    ========          ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                             AUGUST 31,
                                                             ----------
                                                        2001             2000
                                                        ----             ----
Raw materials ...................................        12%              13%
Work in process .................................         5%               6%
Finished goods and purchased parts ..............        83%              81%

F. PROPERTY, PLANT & EQUIPMENT

                                                           AUGUST 31,
                                                           ----------
$ IN THOUSANDS                                        2001               2000
--------------                                        ----               ----
    Land ........................................   $     70          $     70
    Buildings ...................................      8,628             8,352
    Equipment ...................................     32,416            30,269
    Other .......................................      2,339             3,300
                                                    --------          --------
Total plant, equipment...........................     43,453            41,991
Accumulated depreciation and amortization........    (28,560)          (26,053)
                                                    --------          --------
Property, plant and equipment, net  .............   $ 14,893          $ 15,938
                                                    ========          ========

G. OTHER NONCURRENT ASSETS

                                                                       AUGUST 31,
                                                                       ----------
$ IN THOUSANDS                                                     2001           2000
--------------                                                     ----           ----
Goodwill, net of  accumulated amortization of $20 and $3.......  $    737       $    416
Intangible pension asset.......................................       580            649
Split dollar life insurance....................................       858            840
Other..........................................................     1,403              0
                                                                 --------       --------
Other noncurrent assets........................................  $  3,578       $  1,905
                                                                 ========       ========


H. OTHER CURRENT LIABILITIES

                                                            AUGUST 31,
                                                            ----------
$ IN THOUSANDS                                          2001            2000
--------------                                          ----            ----

Current state and federal income taxes..............  $     10       $    974
Payroll and vacation................................     2,349          2,621
Retirement plans....................................     1,912          2,368
Taxes, other than income............................       760            222
Insurance...........................................     1,301          1,550
Dealer service, commission and related items........     1,921          2,222
Export freight......................................       215            212
Warranty............................................     1,396            757
Legal settlements...................................       200            221
Other  .............................................     1,170            767
                                                      --------       --------
Total other current liabilities.....................  $ 11,234       $ 11,914
                                                      ========       ========

I. CREDIT ARRANGEMENTS

Lindsay has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 30, 2001. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.5 percent at August 31, 2001). No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

J. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lindsay is contingently liable under arrangements with its third-party financing vendors for limited financing guarantees aggregating up to a maximum exposure of approximately $1.0 million at August 31, 2001 compared to $0.9 million at August 31, 2000. These limited financing guarantees relate to financing provided by third-party financing vendors to facilitate the financing of the Company's irrigation equipment sold through its authorized dealer network to the dealer's customers. Additionally, the Company has issued a guarantee to facilitate the issuance of long term debt to a strategic third party totaling approximately $1.1 million at August 31, 2001 and August 31, 2000. The risk of loss to the Company under the above agreements is minimal due to the value of the leased irrigation equipment, a reserve included in the allowance for doubtful accounts and the specific nature of the various guarantees or agreements. Management believes these guarantees and agreements will not adversely affect its consolidated financial position, results of operations or cash flows.

         The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on Lindsay's consolidated financial position, results of operations or cash flows.

K. RETIREMENT PLANS

During 1996, Lindsay adopted an amended and restated defined contribution profit-sharing plan to include a 401(k) provision covering all employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by Lindsay. Lindsay's total contributions charged to expense under this plan were $283,000 for the year ended August 2001 and $750,000 for each of the years ended August 2000 and 1999. A supplementary non-qualified, non-funded retirement plan for certain key executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.

Cost and the assumptions for the Company's supplemental retirement plan includes the following components:


                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                        ------------------------------
$ IN THOUSANDS                                                           2001        2000        1999
--------------                                                           ----        ----        ----
Change in benefit of obligation:
Benefit obligation at beginning of year ................................$ 2,778     $ 1,868     $ 1,937
Service cost ...........................................................     13          75          81
Interest cost ..........................................................    187         131         136
Actuarial (gain)/loss ..................................................    395         704        (286)
Benefits Paid ..........................................................   (136)          0           0
                                                                        -------     -------     -------
Benefit obligation at end of year ......................................$ 3,237     $ 2,778     $ 1,868
                                                                        -------     -------     -------

Funded status ..........................................................$(3,237)    $(2,778)    $(1,868)
Unrecognized net actuarial loss ........................................  1,326       1,009         357
                                                                        -------     -------     -------
Net amount recognized ..................................................$(1,911)    $(1,769)    $(1,511)
                                                                        =======     =======     =======

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost ...................................................$ 1,911     $ 1,769     $ 1,511
Intangible pension asset ...............................................   (580)       (649)          0
Additional benefit liability ...........................................  1,250         952           0
Other comprehensive income .............................................   (670)       (303)          0
                                                                        -------     -------     -------
Net amount recognized ..................................................$ 1,911     $ 1,769     $ 1,511
                                                                        =======     =======     =======

Weighted-average assumptions as of year ends:
Discount Rate ..........................................................   7.00%       7.00%       7.00%
Assumed rates of compensation increases ................................   3.50%       3.50%       3.50%

Components of net periodic benefit cost:
Service cost ...........................................................$    13     $    75     $    81
Interest cost ..........................................................    187         131         136
Net Amortization and Deferral ..........................................     78          52          69
                                                                        -------     -------     -------
Total ..................................................................$   278     $   258     $   286
                                                                        =======     =======     =======

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

         On January 30, 2001, the shareholders approved the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan supercedes the 1988 Plan and 1991 Plan and no further options or other awards will be granted under the 1988 Plan and 1991 Plan (the "Prior Plans"). The 2001 Plan is similar in most material respects to the 1991 Plan and provides for awards of stock options, restricted stock or stock appreciation rights ("SARs") to employees of the Company and for annual awards of stock options to nonemployee directors. A total of 900,000 shares of the Company's common stock may be issued under the Plan, subject to adjustments to reflect stock splits and similar events. If options or restricted stock awarded under the 2001 Plan (or options issued under the Prior Plans or outside of the Prior Plans) terminate without being fully vested or exercised, the number of shares represented thereby will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option shares. Had compensation cost for the Company's stock option shares been determined based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                            AUGUST 31,
                                                            ----------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          2001        2000        1999
----------------------------------------          ----        ----        ----
Net earnings - as reported.....................  $ 7,961    $ 13,208    $ 12,732
Net earnings - pro forma.......................  $ 6,967    $ 12,389    $ 12,447
Net earnings per share - as reported...........  $  0.67    $   1.06    $   0.96
Net earnings per share - pro forma.............  $  0.59    $   0.99    $   0.94


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2001, 2000 and 1999, dividend yield of 0.7% to 0.8%, expected volatility of 34.9% to 36.0%, risk-free interest rates ranging from 5.2% to 6.4%, and expected lives of the options of 7 years.

A summary of the status of the Company's stock plans is presented below:


                                                               FOR THE YEARS ENDED AUGUST 31,
RESTRICTED SHARES                                              ------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  2001             2000              1999
----------------------------------------                  ----             ----              ----
Number of shares issued..............................         0            50,625           66,225
Average price........................................    $ 0.00           $ 17.06         $  20.49
Total value of shares issued.........................    $    0           $   864         $  1,357
Total compensation cost recognized in the
   statements of operations..........................    $    0           $   (58)        $  1,155


OPTION SHARES                                                                       NUMBER OF SHARES          AVERAGE PRICE
-------------                                                                       ----------------          -------------
Officers, Directors and Key Employees:
Outstanding at August 31, 1998........................................                    833,499                 $ 9.89
   Granted............................................................                    116,250                  16.13
   Exercised..........................................................                    (61,855)                  6.31
   Cancelled..........................................................                     (1,350)                  8.37
                                                                                          -------
Outstanding at August 31, 1999........................................                    886,544                  10.96
                                                                                          =======
Exercisable at August 31, 1999........................................                    625,357                   7.49
                                                                                          =======
Weighted average fair value of options granted during fiscal 1999.....                                              7.70
Outstanding at August 31, 1999........................................                    886,544                  10.96
   Granted............................................................                    390,500                  14.33
   Exercised..........................................................                   (263,344)                  3.76
   Cancelled..........................................................                    (96,757)                 16.00
                                                                                          -------
Outstanding at August 31, 2000........................................                    916,943                  13.93
                                                                                          =======
Exercisable at August 31, 2000........................................                    385,106                  11.23
                                                                                          =======
Weighted average fair value of options granted during fiscal 2000.....                                              9.91
Outstanding at August 31, 2000........................................                    916,943                  13.93
   Granted............................................................                    172,750                  18.44
   Exercised..........................................................                   (107,525)                  8.59
                                                                                          -------
   Outstanding at August 31, 2001.....................................                    982,168                  15.30
                                                                                          =======
Exercisable at August 31, 2001........................................                    391,318                  13.51
                                                                                          =======
Weighted average fair value of options granted during fiscal 2001.....                                            $ 8.63


The number of stock awards available for grant under the 1988, 1991 and 2001 plans are 868,149, 140,899 and 135,265 shares as of August 31, 2001, 2000 and
1999, respectively.

The following table summarizes information about the Company's Common Stock options outstanding at August 31, 2001:


                                           OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                           -------------------       -------------------
                                        WEIGHTED
                                        AVERAGE
      RANGE OF           NUMBER         REMAINING     WEIGHTED       NUMBER        WEIGHTED
      EXERCISE        OUTSTANDING      CONTRACTUAL    AVERAGE      EXERCISABLE     AVERAGE
       PRICES         AT 8/31/01          LIFE         PRICE       AT 8/31/01       PRICE
       ------         ----------          ----         -----       ----------       -----
   $  8.37-10.52        222,905        2.09 years     $  9.24        222,905        $ 9.24
     14.00-20.00        669,638        8.49 years       15.63        114,638         15.04
   $ 26.17-28.17         89,625        6.16 years     $ 27.94         53,775        $27.94
                        -------                                      -------
                        982,168                                      391,318
                        =======                                      =======

M. INDUSTRY SEGMENT INFORMATION

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1999 which changes the way the Company reports information about its operating segments.

         The Company manages its business activities in two reportable segments:

            Irrigation: This segment includes the manufacture and marketing of center pivot and lateral move and hose reel irrigation systems.

            Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.


         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses) engineering and research expenses, interest income net, other income and expenses, net income taxes, and assets. Operating income for segment purposes does include selling expenses and restructuring charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                                        FOR THE YEARS ENDED AUGUST 31,
                                                                                        ------------------------------
$ IN MILLIONS                                                                      2001              2000           1999
-------------                                                                      ----              ----           ----
Operating revenues:
   Irrigation.........................................................            $ 106.9         $  115.6         $ 101.4
   Diversified products...............................................               19.8             14.2            15.3
                                                                                  -------         --------         -------
Total operating revenues..............................................            $ 126.7            129.8         $ 116.7
                                                                                  =======         ========         =======
Operating income:
   Irrigation.........................................................            $  16.6         $   23.2         $  22.0
   Diversified products...............................................                3.2              2.7             3.5
                                                                                  -------         --------         -------
Segment operating income..............................................               19.8             25.9            25.5
Unallocated general & administrative and
   engineering & research expenses....................................              (10.2)            (9.5)          (10.5)
Interest and other income, net........................................                1.8              2.7             3.2
                                                                                  -------         --------         -------
Earnings before income taxes..........................................            $  11.4         $   19.1         $  18.2
                                                                                  =======         ========         =======
Geographic area revenues:
   United States......................................................            $ 102.0         $  107.8         $  94.1
   Europe,  Africa & Middle East......................................               14.7              8.9             8.1
   Mexico  & Latin America............................................                3.2              5.1             6.7
   Other International................................................                6.8              8.0             7.8
                                                                                  -------         --------         -------
   Total revenues.....................................................            $ 126.7         $  129.8         $ 116.7
                                                                                  =======         ========         =======

N. QUARTERLY RESULTS OF OPERATIONS  (unaudited)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2001 and 2000.

QUARTERLY DATA


                                                           FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                                           ------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                NOVEMBER       FEBRUARY        MAY       AUGUST
----------------------------------------                --------       --------        ---       ------
Fiscal 2001
   Operating revenues......................            $ 33,956        $28,275      $ 39,032    $ 25,406
   Cost of operating revenues..............              26,228         21,616        29,580      21,315
   Earnings before income taxes............               3,676          1,114         5,680         931
   Net earnings............................               2,536            769         3,931         725
   Diluted net earnings per share..........            $   0.21        $  0.06      $   0.33    $   0.06
   Market price (NYSE)
     High..................................            $  22.19        $ 26.00      $  20.00    $  19.15
     Low...................................            $  18.00        $ 19.69      $  17.00    $  17.40
Fiscal 2000
   Operating revenues......................            $ 24,503        $34,996      $ 46,603    $ 23,683
   Cost of operating revenues..............              18,763         26,058        34,540      18,828
   Earnings before income taxes............               2,433          5,796         8,762       2,152
   Net earnings............................               1,703          4,057         5,963       1,485
   Diluted net earning per share...........            $   0.13        $  0.32      $   0.48    $   0.12
   Market price (NYSE)
      High.................................            $  21.13        $ 18.25      $  20.81    $  20.56
      Low..................................            $  16.38        $ 16.13      $  14.00    $  17.00


2001: Fourth-quarter adjustments resulting in a net decrease in pre-tax earnings of $426,000 were made to inventory accounts (due to physical inventory), the LIFO inventory reserve and the obsolete inventory reserve. Additional fourth-quarter accrual adjustments, for insurance and compensation costs including bonus earnouts and vacation pay, increased pre-tax earnings $804,000 and $152,000 respectively.

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

Reported in Form 8-K as Filed by the Company on October 4, 2001.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2001. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the Proxy Statement. Information about Executive Officers is shown on page 6 of this filing.

         Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 2001 except for late filings of Form 3 Initial Statement of Beneficial Ownership of Securities; (1) Matthew T. Cahill, due November 3, 2000, filed December 4, 2000 (2) Dirk A. Lenie, due November 21, 2000, filed December 4, 2000 (3) William F. Welsh II due April 13, 2001, filed April 25, 2001 and Form 5 Annual Statement of Beneficial Ownership of Securities for Eduardo R. Enriquez due October 15, 2001, filed October 31, 2001.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.


                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants.........................................................................       13
Consolidated Statements of Operations for the Years
      ended August 31, 2001, 2000 and 1999................................................................       14
Consolidated Balance Sheets at
      August 31, 2001 and 2000............................................................................       15
Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the years ended August 31, 2001, 2000 and 1999..................................................       14
Consolidated Statements of Cash Flows for the Years
      ended August 31, 2001, 2000 and 1999................................................................       16

Notes to Consolidated Financial Statement.................................................................      17-26


(a)(2) Financial Statement Schedule

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants.........................................................................       13

Schedule

Valuation and Qualifying Accounts -
      Years ended August 31, 2001, 2000 and 1999..........................................................       32


         Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                                 Page
Number                      Description                                Number
-------                     -----------                               ---------

3(a)     Restated Certificate of Incorporation of the
         Company, incorporated by reference to Exhibit 3(a)
         to the Company's Report on Form 10-Q for the fiscal
         quarter ended February 28, 1997.                                  -

3(b)     By-Laws of the Company amended and restated by the
         Board of Directors on April 28, 2000, incorporated
         by reference to Exhibit 3(b) of the Company's
         Annual Report on Form 10-K for the fiscal year
         ended August 31, 2000.                                            -

3(c)     Certificate of Amendment of the Restated
         Certificate of Incorporation of Lindsay
         Manufacturing Co. dated February 7, 1997,
         incorporated by reference to Exhibit 3(b) to the
         Company's Report on Form 10-Q for the fiscal
         quarter ended February 28, 1997.                                  -

4(a)     Specimen Form of Common Stock Certificate
         incorporated by reference to Exhibit 4 to the
         Company's report on Form 10-Q for the fiscal
         quarter ended November 30, 1997.                                  -

10(a)    Lindsay Manufacturing Co. Executive Compensation
         Plan incorporated by reference to Exhibit 10(a) to
         the Company's report on Form 10-Q for the fiscal
         quarter ended February 28, 1998.                                  -

10(b)    Agreement between the Company and Gary D. Parker,
         effective December 1, 1999 incorporated by
         reference to Exhibit 10(a) to the Company's Report
         on Form 10-Q for the fiscal quarter ended November
         30, 1999.                                                         -

10(c)    Indemnification Agreement between the Company and
         its directors and officers, dated October 10, 1988,
         incorporated by reference to Exhibit 10(f) of the
         Company's Annual Report on Form 10-K for the fiscal
         year ended August 31, 1988.                                       -

10(d)    Lindsay Manufacturing Co. Long-Term Incentive Plan,
         incorporated by reference to amended Exhibit 10(h)
         of Amendment No. 3 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-23084),
         filed September 23, 1988.                                         -
                               a(3) EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                                 Page
Number                      Description                                Number
-------                     -----------                               ---------

10(e)    Lindsay Manufacturing Co. Profit Sharing Plan,
         incorporated by reference to Exhibit 10(i) of the
         Company's Registration Statement on Form S-1
         (Registration No. 33-23084), filed July 15, 1988.                 -

10(f)    Lindsay Manufacturing Co. amended and restated 1991
         Long-Term Incentive Plan, incorporated by reference
         to Exhibit 10(f) of the Company's Annual Report on
         Form 10-K for the fiscal year ended August 31,
         2000.                                                             -

10(g)    Employment Agreement between the Company and
         Richard W. Parod effective March 8, 2000,
         incorporated by reference to Exhibit 10(a) of the
         Company's Report on Form 10-Q for the fiscal
         quarter ended May 31, 2000.                                       -

10(h)    Lindsay Manufacturing Co. Supplemental Retirement
         Plan, incorporated by reference to Exhibit 10(j) of
         the Company's Annual Report on Form 10K for the
         fiscal year ended August 31, 1994.                                -

10(i)    Lindsay Manufacturing Co. 2001 Amended and Restated
         Long-Term Incentive Plan.                                     33-48

21       Subsidiaries of the Company                                      49

23       Consent of KPMG LLP                                              50

23(a)    Consent of PricewaterhouseCoopers LLP                            51

24(a)    The Power of Attorney authorizing Richard W. Parod
         and Bruce C. Karsk to sign the Annual Report on
         Form 10-K for fiscal year 2001 on behalf of certain
         directors.                                                       52

99       Report of Independent Accountants of
         PricewaterhouseCoopers LLP                                       53

  (b)    Reports on Form 8-K.

         The registrant did not file any reports on Form 8-K during the fourth quarter of Fiscal year 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of November, 2001.

                                 LINDSAY MANUFACTURING CO.

                                 By:    /s/ Bruce C. Karsk
                                        ------------------
                                 Name:  Bruce C. Karsk
                                 Title: Executive Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of November, 2001.

/s/ RICHARD W. PAROD             Director, President and Chief Executive Officer
-----------------------------
Richard W. Parod

/s/ BRUCE C. KARSK               Executive Vice President,
-----------------------------    Chief Financial Officer,
Bruce C. Karsk                   Treasurer and Secretary

/s/ RALPH J. KROENKE             Controller
-----------------------------
Ralph J. Kroenke

/s/ LARRY H. CUNNINGHAM(1)       Director
-----------------------------
Larry H. Cunningham

/s/ HOWARD G. BUFFETT(1)         Director
-----------------------------
Howard G. Buffett

/s/ JOHN W. CROGHAN(1)           Chairman of the Board of Directors
-----------------------------
John W. Croghan

/s/ Michael N. Christodolou(1)   Director
-----------------------------
Michael N. Christodolou

/s/ WILLIAM F. WELSH II(1)       Director
-----------------------------
William F. Welsh II

(1) By: /s/ Bruce C. Karsk
        ---------------------------------
        Bruce C. Karsk, Attorney-In-Fact.

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                  COLUMN A                                     COLUMN B            COLUMN C           COLUMN D     COLUMN E
                  --------                                     --------    -----------------------    --------     --------
                                                                                 ADDITIONS
                                                                                 ---------
                                                               BALANCE AT  CHARGED TO   CHARGED TO                 BALANCE AT
                                                               BEGINNING   COSTS AND       OTHER                   END
                 DESCRIPTION                                   OF PERIOD   EXPENSES      ACCOUNTS    DEDUCTIONS    OF PERIOD
                 -----------                                   ---------   ----------    ---------   ----------    ----------
Year ended August 31, 2001:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Allowance for doubtful accounts........................  $ 445       $   180      $    45       $ 93(a)     $  577
                                                                =====       =======      =======       ====        ======
     - Allowance for inventory obsolescence...................  $ 631       $    65      $     0       $ 67(b)     $  629
                                                                =====       =======      =======       ====        ======
Year ended August 31, 2000:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts........................  $ 721       $     0      $     0       $276(a)     $  445
                                                                =====       =======      =======       ====        ======
     - Allowance for inventory obsolescence...................  $ 935       $     0      $     0       $304(b)     $  631
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

See accompanying independent auditor's reports.