Form 10-Q
period 2001-11-30
LINDSAY MANUFACTURING CO
filed 2002-01-14
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2001 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|


At January 7, 2002, 11,645,208 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 13.

             LINDSAY MANUFACTURING CO. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 2001 and 2000
           and August 31, 2001                                            3

           Consolidated Statements of Operations for the three
           months ended November 30, 2001 and 2000                        4

           Consolidated Statements of Cash Flows for the three
           months ended November 30, 2001 and 2000                        5

           Notes to Consolidated Financial Statements                    6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS         9-12
       OF OPERATIONS AND FINANCIAL CONDITION

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                       12

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                        12

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         12

SIGNATURES                                                               13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2001 AND 2000 AND AUGUST 31, 2001

                                                                      (UNAUDITED)     (UNAUDITED)
                                                                        NOVEMBER        NOVEMBER           AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                       2001            2000              2001
-----------------------------------                                       ----            ----              ----
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $  15,864       $    1,504        $  17,575
   Marketable securities .........................................         4,621           16,697            6,845
   Receivables ...................................................        24,523           28,191           21,316
   Inventories ...................................................        13,555           12,090           10,112
   Deferred income taxes .........................................         2,164            2,593            2,164
   Other current assets ..........................................           852              715              474
                                                                       ---------       ----------        ---------
      Total current assets .......................................        61,579           61,790           58,486
   Long-term marketable securities ...............................        24,017           19,275           23,299
   Property, plant and equipment, net ............................        14,527           15,953           14,893
   Other noncurrent assets........................................         4,119            1,915            3,578
                                                                       ---------       ----------        ---------
Total assets .....................................................     $ 104,242       $   98,933        $ 100,256
                                                                       =========       ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade .......................................     $   7,897       $    5,404        $   5,590
   Other current liabilities .....................................        12,415           12,604           11,234
                                                                       ---------       ----------        ---------
      Total current liabilities ..................................        20,312           18,008           16,824
   Other noncurrent liabilities ..................................         2,088            1,657            2,016
                                                                       ---------       ----------        ---------
Total liabilities ................................................        22,400           19,665           18,840
                                                                       ---------       ----------        ---------

Commitments and Contingencies

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding
      in November 2001 and 2000 and August 2001)..................             0                0                0
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,362,743, 17,310,888 and 17,368,029 shares
      issued in November 2001 and 2000 and August 2001) ..........        17,363           17,311           17,368
   Capital in excess of stated value .............................         1,824            1,918            2,079
   Retained earnings..............................................       153,222          148,344          152,541
   Less treasury stock, at cost, 5,724,069, 5,615,219 and 5,724,069
      shares in November 2001 and 2000 and August 2001............       (89,898)         (88,002)         (89,898)
   Accumulated other comprehensive loss...........................          (669)            (303)            (674)
                                                                       ---------       -----------       ---------
   Total shareholders' equity.....................................        81,842           79,268           81,416
                                                                       ---------       ----------        ---------
   Total liabilities and shareholders' equity ....................     $ 104,242       $   98,933        $ 100,256
                                                                       =========       ==========        =========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                          NOVEMBER     NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    2001         2000
----------------------------------------                    ----         ----

Operating revenues ...............................        $ 28,545     $ 33,956
Cost of operating revenues .......................          22,935       26,228
                                                          --------     --------
Gross profit .....................................           5,610        7,728
                                                          --------     --------
Operating expenses:
   Selling expense ...............................           2,116        1,673
   General and administrative expense ............           2,025        2,341
   Engineering and research expense ..............             512          557
                                                          --------     --------
Total operating expenses .........................           4,653        4,571
                                                          --------     --------
Operating income .................................             957        3,157
Interest income, net .............................             437          521
Other income (expense), net ......................             179           (2)
                                                          --------     --------
Earnings before income taxes .....................           1,573        3,676
Income tax provision .............................             478        1,140
                                                          --------     --------
Net earnings .....................................        $  1,095     $  2,536
                                                          ========     ========

Basic net earnings per share .....................        $   0.09     $   0.22
                                                          ========     ========

Diluted net earnings per share ...................        $   0.09     $   0.21
                                                          ========     ========

Average shares outstanding .......................          11,630       11,688
Diluted effect of stock options ..................             162          286
                                                          --------     --------
Average shares outstanding assuming dilution .....          11,792       11,974
                                                          ========     ========

Cash dividends per share .........................        $  0.035     $  0.035
                                                          ========     ========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITIED)


                                                                                   NOVEMBER         NOVEMBER
($ IN THOUSANDS)                                                                     2001             2000
----------------                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ...........................................................        $  1,095         $  2,536
   Adjustments to reconcile net earnings to net cash
        used in operating activities:
      Depreciation and amortization .......................................             907              805
      Amortization of marketable securities premiums, net .................             (74)             (70)
      Loss on sale of fixed assets ........................................              93                0
      Provision for uncollectible accounts receivable .....................             (56)              53
      Deferred income taxes ...............................................               0              513
      Other, net ..........................................................            (174)               0
   Changes in assets and liabilities:
      Receivables .........................................................          (3,151)         (10,655)
      Inventories .........................................................          (3,402)            (755)
      Other current assets ................................................            (378)            (551)
      Accounts payable, trade .............................................           2,307              848
      Other current liabilities ...........................................           1,026              (67)
      Current taxes payable ...............................................             155              757
      Other noncurrent assets and liabilities .............................             (93)            (267)
                                                                                   --------         --------
      Net cash used in operating activities ...............................          (1,745)          (6,853)
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment .............................            (625)            (820)
   Acquisition of business ................................................            (255)               0
   Purchases of marketable securities held-to-maturity ....................          (1,175)            (883)
   Proceeds from maturities of marketable securities held-to-maturity .....           2,755            7,655
                                                                                   --------         --------
   Net cash provided by investing activities ..............................             700            5,952
                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Repurchases and cancellations) proceeds from issuance of common
      stock under stock option plan, net ..................................            (260)            (292)
   Dividends paid .........................................................            (407)            (408)
                                                                                   --------         --------
   Net cash used in financing activities ..................................            (667)            (700)
                                                                                   --------         --------
   Effect of exchange rate changes on cash ................................               1                0
   Net decrease in cash and cash equivalents ..............................          (1,711)          (1,601)
   Cash and cash equivalents, beginning of period .........................          17,575            3,105
                                                                                   --------         --------
   Cash and cash equivalents, end of period ...............................        $ 15,864         $  1,504
                                                                                   ========         ========

The accompanying notes are an integral part of the financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America or those normally made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co., (Lindsay) August 31, 2001 Annual Report to Shareholders.
     In the opinion of management, the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of financial position and the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

(2)  CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2001, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities were $28,638,000, $415,000, $6,000 and $29,047,000, respectively, of which $4,621,000 in marketable securities mature within one year and $24,017,000 in long-term marketable securities have maturities ranging from 12 to 42 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

(3)  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.


                                                                             NOVEMBER       NOVEMBER       AUGUST
$ IN THOUSANDS                                                                 2001           2000          2001
---------------                                                                ----           ----          ----
First-in, first-out (FIFO) inventory ....................................    $ 16,725       $15,755       $ 13,292
LIFO reserves ...........................................................      (2,551)       (3,034)        (2,551)
Obsolescence reserve ....................................................        (619)         (631)          (629)
                                                                             --------       -------       ---------
Total inventories .......................................................    $ 13,555       $12,090       $ 10,112
                                                                             ========       =======       ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                                                             NOVEMBER       NOVEMBER       AUGUST
                                                                               2001           2000          2001
                                                                               ----           ----          ----
Raw materials ...........................................................       12%            13%           12%
Work in process .........................................................        5%             6%            5%
Finished goods and purchased parts.......................................       83%            81%           83%

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                                                            NOVEMBER        NOVEMBER        AUGUST
$ IN THOUSANDS                                                                2001            2000           2001
---------------                                                               ----            ----           ----
Plant and equipment:
     Land ...............................................................   $     70        $     70       $     70
     Buildings ..........................................................      8,626           8,560          8,628
     Equipment ..........................................................     32,512          30,154         32,416
     Other...............................................................      2,781           3,592          2,339
                                                                            --------        --------       --------
Total plant, equipment...................................................     43,989          42,376         43,453
Accumulated depreciation ................................................    (29,462)        (26,423)       (28,560)
                                                                            --------        --------       --------
Property, plant and equipment, net  .....................................   $ 14,527        $ 15,953       $ 14,893
                                                                            ========        ========       ========

(5)  CREDIT ARRANGEMENTS

Lindsay has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 29, 2002. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate. The interest rate will never be less than 4.5 percent. No covenants limit the ability of Lindsay to merge or consolidate, to encumber assets, to sell significant portions of its assets, to pay dividends, or to repurchase common stock.

(6)  NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.
     Options to purchase 323,125 shares of common stock at a weighted average price of $21.19 per share were outstanding during the first quarter of fiscal year 2002. These options expire between September 3, 2007 and September 3, 2011. However, none of these options were included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

(7)  ACQUISITIONS

During the first quarter of fiscal year 2002, the Company acquired the assets of Injection Systems, Inc. for $255,000. This product line will be marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and other identifiable intangibles such as a patent, plans and specifications, and a tradename, all valued at $197,000. There was no goodwill associated with this acquisition.

(8)  INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems.
     Diversified Products: This segment includes providing outsource manufacturing services and selling large diameter steel tubing.
     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2001. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                              FOR THE THREE MONTHS ENDED
                                                                              --------------------------
                                                                              NOVEMBER          NOVEMBER
$ IN THOUSANDS                                                                  2001              2000
--------------                                                                  ----              ----
Operating revenues:
   Irrigation.........................................................        $  24,843         $ 28,981
   Diversified products...............................................            3,702            4,975
                                                                              ---------         --------
Total operating revenues..............................................        $  28,545         $ 33,956
                                                                              =========         ========
Operating income:
   Irrigation.........................................................        $   3,119         $  5,388
   Diversified products...............................................              375              667
                                                                              ---------         --------
Segment operating income..............................................            3,494            6,055
Unallocated general & administrative and
   engineering & research expenses....................................            2,537            2,898
Interest and other income, net........................................              616              519
                                                                              ---------         --------
Earnings before income taxes..........................................        $   1,573         $  3,676
                                                                              =========         ========


(9)  COMPREHENSIVE INCOME

Comprehensive income was:

                                                                              FOR THE THREE MONTHS ENDED
                                                                              --------------------------
                                                                              NOVEMBER          NOVEMBER
$ IN THOUSANDS                                                                  2001              2000
--------------                                                                  ----              ----
Comprehensive income:
   Net earnings.......................................................        $   1,095         $  2,536
   Other comprehensive income:
       Foreign currency translation...................................                5                0
                                                                              ---------         --------
Total comprehensive income............................................        $   1,100         $  2,536
                                                                              =========         ========

The difference between our reported net earnings and comprehensive income for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive loss included in our consolidated balance sheets represents the accumulated foreign currency translation adjustment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
The following table provides highlights of the first quarter of fiscal year 2002 compared with the first quarter of fiscal year 2001 of Lindsay's consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to these consolidated financial statements.

                                                                                 FOR THE THREE MONTHS ENDED
                                                                      -------------------------------------------------
                                                                                                      PERCENT INCREASE
($ IN THOUSANDS)                                                      11/30/01         11/30/00          (DECREASE)
----------------                                                      --------         --------          ----------
Consolidated
   Operating Revenues.......................................          $28,545          $33,956             (15.9)%
   Cost of Operating Revenues...............................          $22,935          $26,228             (12.6)
   Gross Profit.............................................          $ 5,610          $ 7,728             (27.4)
   Gross Margin.............................................             19.7%            22.8%
   Selling, Engineering & Research, and
   General & Administrative Expense.........................          $ 4,653          $ 4,571               1.8
   Operating Income.........................................          $   957          $ 3,157             (69.7)
   Operating Margin.........................................              3.4%             9.3%
   Interest Income, net.....................................          $   437          $   521             (16.1)
   Other Income (Expense), net..............................          $   179          $    (2)              N/A
   Income Tax Provision.....................................          $   478          $ 1,140             (58.1)
   Effective Income Tax Rate................................             30.4%            31.0%
   Net Earnings.............................................          $ 1,095          $ 2,536             (56.8)
Irrigation Equipment Segment (See Note (8))
   Operating Revenues.......................................          $24,843          $28,981             (14.3)
   Operating Income.........................................          $ 3,119          $ 5,388             (42.1)
   Operating Margin.........................................             12.6%            18.6%
Diversified Products Segment (See Note (8))
   Operating Revenues.......................................          $ 3,702          $ 4,975             (25.6)
   Operating Income.........................................          $   375          $   667             (43.8)%
   Operating Margin.........................................             10.1%            13.4%

     First quarter fiscal year 2002 operating revenues of $28.5 million were
15.9 percent less than the first quarter of the prior year.

     Irrigation equipment revenues during the current year's first quarter totaled $24.8 million, 14.3 percent less than during the first quarter of fiscal year 2001. The reduction in irrigation equipment revenues was primarily due to the Company limiting the use of its domestic dealer inventory program during the quarter. The Company uses this dealer inventory program to manage inventory and production levels. During the prior year's first quarter, Lindsay expanded its use of this program. Given the soft conditions in the domestic agricultural equipment market during the last half of fiscal 2001, Lindsay elected to reduce its use of the program during the current year. Additionally, first quarter fiscal 2002 revenues from the Company's international markets were less than the first quarter of fiscal 2001. Other revenues are included in irrigation equipment revenues and totaled $0.7 million during the first quarter of fiscal year 2002 and $0.9 million during the first quarter of fiscal year 2001.

     Diversified products revenues during the first three months of fiscal 2002 totaled $3.7 million, a 25.6 percent reduction from the prior year's first quarter diversified products revenues of $5.0 million. Based on projections from Lindsay's diversified products customers, the strength experienced in this business during fiscal 2001 is not expected to continue through the current fiscal year as some customers convert sub-contracted operations to internal production.

     Long term, the Company believes that the center pivot irrigation equipment demand drivers remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. At November 30, 2001, Lindsay's order backlog totaled $26.4 million. Lindsay's order backlog at November 30, 2000 totaled $23.5 million.

     Gross margin for the three months ended November 30, 2001, was 19.7 percent, a reduction from 22.8 percent during the prior year's first quarter. The amortization of manufacturing cost over a reduced production volume level and changes in product mix had a negative effect on gross margin during the first quarter of the current year. A price increase of approximately 2 to 3 percent was implemented in November 2001. The Company believes that its second quarter gross margins will benefit from this price increase and from a higher production volume level.

     First quarter fiscal 2002's selling, engineering and research and general and administrative expenses of $4.7 million increased only slightly (1.8 percent) from the prior year's comparable period level of $4.6 million. An increase in selling expenses during the current year's first quarter was largely offset by a reduction in general and administrative expenses.

     Interest income totaled $0.4 million during the first quarter of the current year compared to $0.5 million during the first quarter of fiscal 2001. The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 months) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper. Other income totaled $0.2 million during the three months ended November 30, 2001 compared to $0.0 million during the prior year's first quarter.

     The effective tax rate for the first quarter of fiscal year 2002 was 30.4 percent as compared to 31.0 percent rate for the comparative period of fiscal year 2001. Due to the federal income tax exempt status of interest income from its municipal bond investments and the foreign sales corporation federal tax provisions as they relate to export sales, Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rates, currently estimated at 36.0 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Cash flows used in operations totaled $1.7 million for the first three months of fiscal year 2002 compared to $6.9 million for the first three months of fiscal year 2001. The use of cash flows in operating activities for fiscal year 2002 was primarily due to increased receivables and inventories partially offset by a higher level of trade accounts payable. During the first three months of fiscal year 2001, cash flows used in operating activities were principally due to increased receivables.
     Receivables of $24.5 million at November 30, 2001 increased $3.2 million from $21.3 million at August 31, 2001 and decreased $3.7 million from $28.2 million at November 30, 2000. The majority of increased sales activity during the first quarter of fiscal year 2001 resulted from the use of a marketing program that offered deferred payment terms on some transactions to our dealers for taking delivery of irrigation equipment during the fall and winter months. This marketing program was used to a lesser extent during the first quarter of fiscal year 2002.
     Inventories at November 30, 2001 totaled $13.6 million, up from $10.1 million at August 31, 2001 and $12.1 million at November 30, 2000. Inventory increased due to Lindsay's planned build of inventory for quicker delivery and response times and to achieve higher projected sales.
     Current liabilities of $20.3 million at November 30, 2001 are higher than their $16.8 million balance at August 31, 2001 and their $18.0 million balance at November 30, 2000. The increase from August 31, 2001 is principally due to increased trade payables and a higher accrual for international dealer prepayments partially offset by a lower accrual for payroll and vacation. The increase from November 30, 2000 is primarily due to increased trade payables and a higher accrual for warranty and international dealer prepayments partially offset by lower accruals for taxes payable, insurance and retirement plans.
     Cash flows provided by investing activities of $0.7 million for the first three months of fiscal year 2002 compared to cash flows provided by investing activities of $6.0 million for the first three months of fiscal year 2001. The cash flows provided by investing activities in fiscal year 2002 were attributable to proceeds from maturities of marketable securities partially offset by capital expenditures, purchases of marketable securities and acquisitions. During the first three months of fiscal year 2001, cash flows provided by investing activities were primarily due to proceeds from maturities of marketable securities partially offset by capital expenditures and purchases of marketable securities.
     Lindsay's cash and short-term marketable securities totaled $20.5 million at November 30, 2001, as compared to $24.4 million at August 31, 2001 and $18.2 million at November 30, 2000. At November 30, 2001, Lindsay had $24.0 million invested in long-term marketable securities, which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $23.3 million at August 31, 2001 and from $19.3 million at November 30, 2000.

     Cash flows used in financing activities were $0.7 million for the first three months of fiscal year 2002 as compared to $0.7 million for the first three months of fiscal year 2001. The cash flows used in financing activities during the first quarter of both fiscal year 2002 and 2001 was primarily attributable to dividends paid.
     Lindsay's equity increased to $81.8 million at November 30, 2001 from $81.4 million at August 31, 2001 due to its net earnings of $1.1 million, less $0.3 million from the net cancellations of common stock under Lindsay's employee stock option plan, less dividends paid of $0.4 million. Lindsay's equity at November 30, 2000 was $79.3 million.
     Capital expenditures of $0.6 million during the first three months of fiscal year 2002 decreased from $0.8 million during the first three months of fiscal year 2001. Fiscal year 2002 capital expenditures were primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Total annual capital expenditures for fiscal year 2002 are expected to be approximately $3.0 to $4.0 million and will be made to improve the Company's existing manufacturing facilities, expand its manufacturing capabilities and increase productivity.
     Lindsay believes its capitalization (including cash and marketable securities balances), annual operating cash flow and bank line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, dividends and continued repurchases of common stock.

SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. dealers and dealers' customers usually peak during Lindsay's second and third quarters for the spring planting period.

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall and foreign currency exchange rates.
     Approximately 21% and 20% of Lindsay's operating revenues for the first quarter of fiscal year 2002 and 2001, respectively, were generated from international sales. For the full year of 2001, approximately 20% of Lindsay's operating revenues were generated from international sales.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0-42 months) and the Company has the ability and intends to hold the investments in these marketable securities to maturity. Lindsay's export sales are principally U.S. dollar denominated.


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

     The registrant filed a report on Form 8-K, dated October 1, 2001, reporting under Item 4 Changes in Registrant's Certifying Accountants. On October 1, 2001, the Company's Board of Directors, upon recommendation from the Company's Audit Committee, approved a change in the Company's independent accountants to KPMG LLP ("KPMG") for the year ended August 31, 2001, and the dismissal of PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). PricewaterhouseCoopers previously announced the sale and closure of its offices located in Omaha and Lincoln, Nebraska. The reports of PricewaterhouseCoopers for the fiscal years ended August 31, 2000 and 1999 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended August 31, 2000 and 1999, and the interim period from September 1, 2000 through October 1, 2001, there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. No reportable event as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Company's fiscal years ended August 31, 2000 and 1999, or the period from September 1, 2000 through October 1, 2001.

     The Company did not consult with KPMG during the fiscal years ended August 31, 2000 and 1999, or during the interim period from September 1, 2000 through October 1, 2001, on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304 (a) (1) (iv) and Regulation S-K Item 304 (a) (1) (v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, relating to which either a written report was provided to the Company or oral advice was provided that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2002.

                              LINDSAY MANUFACTURING CO.

                              By:    /s/ BRUCE C. KARSK
                                     -----------------------------------------
                              Name:  Bruce C. Karsk
                              Title: Executive Vice President, Chief Financial
                                     Officer, Treasurer and Secretary


                              By:    /s/ RALPH J. KROENKE
                                     -----------------------------------------
                              Name:  Ralph J. Kroenke
                              Title: Controller