Form 10-Q
period 2002-02-28
LINDSAY MANUFACTURING CO
filed 2002-04-15
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             47-0554096
        --------                                             -----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA              68164
----------------------------------------------------           ----------
(Address of principal executive offices)                       (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


At April 10, 2002, 11,706,279 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 14.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q


                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 28, 2002 and 2001
           and August 31, 2001                                                                       3

           Consolidated Statements of Operations for the three months and six
           months ended February 28, 2002 and 2001                                                   4

           Consolidated Statements of Cash Flows for the six
           months ended February 28, 2002 and 2001                                                   5

           Notes to Consolidated Financial Statements                                               6-8

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       9-12

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                  13

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   13

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 13

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    13

SIGNATURES                                                                                          14

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 2002 AND 2001 AND AUGUST 31, 2001


                                                                   (UNAUDITED)  (UNAUDITED)
                                                                    FEBRUARY     FEBRUARY      AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                   2002         2001         2001
-----------------------------------                                 ---------    ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $   7,646    $   1,791    $  17,575
  Marketable securities                                                 9,916        9,357        6,845
  Receivables                                                          31,624       29,479       21,316
  Inventories                                                          15,309       16,690       10,112
  Deferred income taxes                                                 1,870        2,747        2,164
  Other current assets                                                    553          649          474
                                                                    ---------    ---------    ---------
    Total current assets                                               66,918       60,713       58,486
Long-term marketable securities                                        24,354       17,621       23,299
Property, plant and equipment, net                                     13,927       15,710       14,893
Other noncurrent assets                                                 4,555        3,033        3,578
                                                                    ---------    ---------    ---------
Total assets                                                        $ 109,754    $  97,077    $ 100,256
                                                                    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                           $   7,623    $   4,531    $   5,590
  Other current liabilities                                            14,653       11,181       11,234
                                                                    ---------    ---------    ---------
    Total current liabilities                                          22,276       15,712       16,824
Other noncurrent liabilities                                            1,847        1,734        2,016
                                                                    ---------    ---------    ---------
Total liabilities                                                      24,123       17,446       18,840
                                                                    ---------    ---------    ---------


Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding in
      February 2002 and 2001 and August 2001)                               0            0            0
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,409,900, 17,322,697 and 17,368,029 shares
      issued in February 2002 and 2001 and August 2001)                17,410       17,323       17,368
    Capital in excess of stated value                                   2,039        1,910        2,079
    Retained earnings                                                 156,740      148,703      152,541
    Less treasury stock, (at cost, 5,724,069, 5,615,269 and
      5,724,069 shares in February 2002 and 2001 and August 2001)     (89,898)     (88,002)     (89,898)
    Accumulated other comprehensive loss                                 (660)        (303)        (674)
                                                                    ---------    ---------    ---------
Total shareholders' equity                                             85,631       79,631       81,416
                                                                    ---------    ---------    ---------
Total liabilities and shareholders' equity                          $ 109,754    $  97,077    $ 100,256
                                                                    =========    =========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                               --------------------    -------------------
                                               FEBRUARY    FEBRUARY    FEBRUARY   FEBRUARY
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2002        2001        2002       2001
-----------------------------------------      --------    --------    --------   --------
Operating revenues                             $ 40,668    $ 28,275    $ 69,213   $ 62,231
Cost of operating revenues                       30,586      21,616      53,521     47,844
                                               --------    --------    --------   --------
Gross profit                                     10,082       6,659      15,692     14,387
                                               --------    --------    --------   --------

Operating expenses:
  Selling expense                                 2,043       2,038       4,159      3,711
  General and administrative expense              2,051       2,394       4,076      4,735
  Engineering and research expense                  574         625       1,086      1,182
  Restructuring charges                               0         899           0        899
                                               --------    --------    --------   --------
Total operating expenses                          4,668       5,956       9,321     10,527
                                               --------    --------    --------   --------
Operating income                                  5,414         703       6,371      3,860
Interest income, net                                356         413         793        934
Other (expense) income, net                         (24)         (2)        155         (4)
                                               --------    --------    --------   --------
Earnings before income taxes                      5,746       1,114       7,319      4,790
Income tax provision                              1,791         345       2,269      1,485
                                               --------    --------    --------   --------
Net earnings                                   $  3,955    $    769    $  5,050   $  3,305
                                               ========    ========    ========   ========

Basic net earnings per share                   $   0.34    $   0.07    $   0.43   $   0.28
                                               ========    ========    ========   ========

Diluted net earnings per share                 $   0.33    $   0.06    $   0.43   $   0.28
                                               ========    ========    ========   ========

Average shares outstanding                       11,655      11,703      11,642     11,696
Diluted effect of stock options                     168         270         165        249
                                               --------    --------    --------   --------
Average shares outstanding assuming dilution     11,823      11,973      11,807     11,945
                                               ========    ========    ========   ========

Cash dividends per share                       $  0.035    $  0.035    $  0.070   $  0.070
                                               ========    ========    ========   ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


                                                                        FEBRUARY    FEBRUARY
($ IN THOUSANDS)                                                          2002        2001
----------------                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                         $  5,050    $  3,305
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization                                        1,819       1,612
      Non-cash restructuring charges relating to write-down                    0         749
      Amortization of marketable securities premiums, net                   (111)       (150)
      Gain on sale of fixed assets                                           (23)        (15)
      Provision for uncollectible accounts receivable                        (11)         61
      Deferred income taxes                                                  294         359
      Other, net                                                            (169)          0
   Changes in assets and liabilities:
      Receivables                                                        (10,297)    (11,951)
      Inventories                                                         (5,156)     (5,355)
      Other current assets                                                   (79)       (485)
      Accounts payable, trade                                              2,033         (25)
      Other current liabilities                                            2,056          88
      Current taxes payable                                                1,363        (821)
      Other noncurrent assets and liabilities                               (686)       (333)
                                                                        --------    --------
   Net cash used in operating activities                                  (3,917)    (12,961)
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                             (1,062)     (2,133)
   Acquisition of business                                                  (255)          0
   Proceeds from sale of property, plant and equipment                       209          15
   Purchases of marketable securities held-to-maturity                    (9,230)     (1,541)
   Proceeds from maturities of marketable securities held-to-maturity      5,215      17,387
   Equity investment                                                         (80)       (975)
                                                                        --------    --------
   Net cash (used in) provided by investing activities                    (5,203)     12,753
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   (Repurchases and cancellations) proceeds from issuance of common
       stock under stock option plan, net                                      2        (288)
   Dividends paid                                                           (812)       (818)
                                                                        --------    --------
   Net cash used in financing activities                                    (810)     (1,106)
                                                                        --------    --------
   Effect of foreign exchange rate changes on cash                             1           0
   Net decrease in cash and cash equivalents                              (9,929)     (1,314)
   Cash and cash equivalents, beginning of period                         17,575       3,105
                                                                        --------    --------
   Cash and cash equivalents, end of period                             $  7,646    $  1,791
                                                                        ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co., (Lindsay) August 31, 2001 Annual Report to Shareholders.

         In the opinion of management the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At February 28, 2002, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $34,270,000, $550,000, $22,000 and $34,798,000, respectively. On the total amortized cost basis, $9,916,000 in marketable securities mature within one year and $24,354,000 in long-term marketable securities have maturities ranging from 12 to 42 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. For the majority of our inventory, cost is determined by the last-in, first-out (LIFO) method using a standard cost system.


                                                        FEBRUARY      FEBRUARY       AUGUST
$ IN THOUSANDS                                            2002          2001          2001
--------------                                          --------      --------      --------
First-in, first-out (FIFO) inventory ...............   $ 18,468       $20,394       $ 13,292
LIFO reserves ......................................     (2,551)       (3,034)        (2,551)
Obsolescence reserve ...............................       (608)         (670)          (629)
                                                       ---------      --------      ---------
Total inventories ..................................   $ 15,309       $16,690       $ 10,112
                                                       ========       =======       ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                              FEBRUARY     FEBRUARY     AUGUST
                                                2002         2001        2001
                                              --------    --------      ------
Raw materials .............................     12%          13%           12%
Work in process ...........................      5%           6%            5%
Finished goods and purchased parts.........     83%          81%           83%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.


                                                        FEBRUARY       FEBRUARY       AUGUST
$ IN THOUSANDS                                            2002           2001          2001
--------------                                          --------       --------      --------
Property, plant and equipment:
     Land ...........................................  $     70        $    70       $     70
     Buildings ......................................     8,625          8,574          8,628
     Equipment ......................................    32,333         30,169         32,416
     Other...........................................     3,022          3,699          2,339
                                                       --------        -------       --------
Total property, plant and equipment..................    44,050         42,512         43,453
Accumulated depreciation.............................   (30,123)       (26,802)       (28,560)
                                                         ------         ------         ------
Property, plant and equipment, net  .................  $ 13,927        $15,710       $ 14,893
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

         During the second quarter of fiscal year 2002, options to purchase 89,625 shares of common stock at a weighted average price of $27.59 per share were outstanding. During the second quarter of fiscal year 2001, options to purchase 89,625 shares of common stock at a weighted average price of $27.94 per share were outstanding. In both periods these options expire between September 3, 2007 and September 3, 2008. However, none of these options were included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(7) ACQUISITION

During the first quarter of fiscal year 2002, the Company acquired the assets of Injection Systems, Inc. for $255,000. This product line will be marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and intellectual property valued at $197,000. The intangible assets related to intellectual property are being amortized over an estimated life up to 20 years. There was no goodwill associated with this acquisition.

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

         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the consolidated financial statements included in the Form 10-K for the fiscal year ended August 31, 2001. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized consolidated financial information concerning the Company's reportable segments is shown in the following table:


                                                FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                --------------------------    ------------------------
                                                 FEBRUARY        FEBRUARY      FEBRUARY      FEBRUARY
$ IN THOUSANDS                                     2002            2001          2002          2001
--------------                                  ----------      ----------    ----------    ----------
Operating revenues:
   Irrigation ...............................      $37,025         $23,127       $61,868      $52,108
   Diversified products .....................        3,643           5,148         7,345       10,123
                                                   -------         -------       -------      -------
Total operating revenues ....................      $40,668         $28,275       $69,213      $62,231
                                                   =======         =======       =======      =======
Operating income:
   Irrigation ...............................      $ 7,388         $ 2,931       $10,507      $ 8,319
   Diversified products .....................          651             791         1,026        1,458
                                                   -------         -------       -------      -------
Segment operating income ....................        8,039           3,722        11,533        9,777
Unallocated general & administrative and
   engineering & research expenses ..........        2,625           3,019         5,162        5,917
Interest and other income, net ..............          332             411           948          930
                                                   -------         -------       -------      -------
Earnings before income taxes ................      $ 5,746         $ 1,114       $ 7,319      $ 4,790
                                                   =======         =======       =======      =======


(9) OTHER NONCURRENT ASSETS

                                      FEBRUARY       FEBRUARY       AUGUST
$ IN THOUSANDS                          2002           2001          2001
---------------                       --------       --------       -------

Goodwill, net .....................   $  806          $  404         $  737
Intellectual property, net ........      188               0              0
Intangible pension assets .........      580             649            580
Split dollar life insurance .......      875             856            858
Other .............................    2,106           1,124          1,403
                                      ------          ------         ------
Total other noncurrent assets .....   $4,555          $3,033         $3,578
                                      ======          ======         ======

(10) COMPREHENSIVE INCOME


                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                          --------------------------    ------------------------
                                          FEBRUARY        FEBRUARY       FEBRUARY      FEBRUARY
$ IN THOUSANDS                              2002            2001           2002          2001
--------------                            ---------       ---------     ----------     ---------
Comprehensive Income:
   Net earnings ........................   $3,955           $  769          $5,050      $3,305
   Other comprehensive income:
       Foreign currency translation ....        9                0              14           0
                                           ------           ------          ------      ------
Total comprehensive income .............   $3,964           $  769          $5,064      $3,305
                                           ======           ======          ======      ======


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note A to the consolidated financial statements in our Form 10-K and our Annual Report to Shareholders for the fiscal year ended August 31, 2001. Of these policies, we have identified two to be critical accounting policies: Revenue Recognition, including the allowance for doubtful accounts, and Inventories. These accounting policies were selected as critical accounting policies because they are the most important to the presentation of the Company's consolidated results of operations and financial condition and they require the greatest use of judgments and estimates by management in preparing the consolidated financial statements. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change.

Revenue Recognition

         Revenues from the sale of our products to our dealers or customers are generally recognized upon the delivery of the product to our dealers or customers. The costs related to revenues, including the allowance for doubtful accounts, are recognized in the same period in which the specific revenues are recognized. Estimates used in the Company's revenue recognition and cost recognition processes include, but are not limited to, estimates for rebates payable, cash discounts expected to be allowed, and the allowance for doubtful or uncollectible accounts. The Company does not record any revenue that is contingent or that is dependent upon future performance.

Inventories

         Inventories are stated at the lower of cost or market. For the majority of our inventory, cost is determined by the last in, first out (LIFO) method using a standard cost system. Labor and overhead variances from standard are written off as they are incurred. We reserve for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

RESULTS OF OPERATIONS

The following table provides highlights for the three months and six months ended February 28, 2002 as compared to the same periods of fiscal year 2001 of Lindsay's consolidated operating results displayed in the accompanying Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements contained herein.


                                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                            ------------------------------    --------------------------------
                                                                                   PERCENT                             PERCENT
                                                            FEBRUARY  FEBRUARY    INCREASE    FEBRUARY   FEBRUARY     INCREASE
($ IN THOUSANDS)                                              2002      2001     (DECREASE)     2002       2001      (DECREASE)
----------------                                            --------  --------   ----------   --------   --------    ----------
Consolidated
   Operating revenues..................................      $ 40,668   $28,275     43.8%    $69,213      $62,231        11.2%
   Cost of operating revenues..........................      $ 30,586   $21,616     41.5     $53,521      $47,844        11.9
   Gross profit........................................      $ 10,082   $ 6,659     51.4     $15,692      $14,387         9.1
   Gross margin........................................          24.8%     23.6%                22.7%        23.1%
   Selling, engineering & research  and
         general & administrative expense..............      $  4,668   $ 5,057     (7.7)    $ 9,321      $ 9,628        (3.2)
   Restructuring charges...............................      $      0   $   899   (100.0)    $     0      $   899      (100.0)
   Operating income....................................      $  5,414   $   703    670.1     $ 6,371      $ 3,860        65.1
Operating margin.......................................          13.3%      2.5%                 9.2%         6.2%
   Interest income, net................................      $    356   $   413    (13.8)    $   793      $   934       (15.1)
   Other (expense) income, net.........................       $   (24)  $    (2) 1,100.0     $   155       $   (4)   (3,975.0)
   Income tax provision................................      $  1,791   $   345    419.1     $ 2,269      $ 1,485        52.8
   Effective income tax rate...........................          31.2%     31.0%                31.0%        31.0%
   Net earnings........................................      $  3,955   $   769    414.3%    $ 5,050      $ 3,305        52.8%


                                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                           -------------------------------    -----------------------------
                                                                                   PERCENT                          PERCENT
                                                            FEBRUARY  FEBRUARY    INCREASE    FEBRUARY  FEBRUARY   INCREASE
($ IN THOUSANDS)                                              2002      2001     (DECREASE)     2002      2001    (DECREASE)
----------------                                           ---------  --------   ----------   --------  --------   ---------
Irrigation Equipment Segment (See Note (8))
   Operating revenues..................................    $ 37,025   $23,127       60.1%    $61,868    $52,108       18.7%
   Operating income....................................    $  7,388   $ 2,931       152.1    $10,507    $ 8,319       26.3
   Operating margin....................................       20.0%     12.7%                  17.0%      16.0%
Diversified Products Segment (See Note (8))
   Operating revenues..................................    $  3,643   $ 5,148      (29.2)    $ 7,345    $10,123      (27.4)
   Operating income....................................    $    651   $   791      (17.7%)   $ 1,026    $ 1,458      (29.6%)
   Operating margin....................................       17.9%     15.4%                  14.0%      14.4%

         As the above table displays, operating revenues for the three month period ended February 28, 2002 were $40.7 million, $12.4 million, or 44 percent, greater than the comparable period of the prior year, primarily due to higher volume. For the six month period ended February 28, 2002, operating revenues were $69.2 million, $7.0 million, or 11 percent, greater than the first six months of the prior year.

         Irrigation equipment revenues totaled $37.0 million during the second quarter of the current fiscal year compared to $23.1 million during last fiscal year's second quarter. Both the domestic and the international components of Lindsay's irrigation business contributed to the increase in irrigation equipment revenue. The domestic market for automated irrigation equipment showed an improvement compared to the prior year's second quarter due to a slightly improved agricultural economy. The increase in the Company's international irrigation equipment revenue was to a great extent due to the addition of our European operation which was acquired in March of the prior year. Year-to date, irrigation equipment revenues totaled $61.9 million in fiscal year 2002 compared to $52.1 million in the prior fiscal year.

         Second quarter fiscal year 2002 diversified products revenues totaled $3.6 million compared to $5.1 million during the second quarter of fiscal year 2001. Six month year-to-date diversified products revenues were $7.3 million during the current fiscal year compared to $10.1 million during the first six months of fiscal year 2001. The decline in diversified products revenues was expected as Lindsay's contract manufacturing customers are currently relying less on outsource manufacturing services. We expect this trend to continue.

         Long term, the Company believes that the agricultural irrigation equipment demand drivers remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. At February 28, 2002, Lindsay's order backlog totaled $17.4 million as compared with $22.6 million at February 28, 2001. Backlog was lower primarily due to a 57 percent reduction in diversified products backlog.

         Gross margin for the three month period ended February 28, 2002 was
24.8 percent compared to 23.6 percent for the second quarter of the prior year. For the six month year-to-date period ended February 28, 2002, gross margin was
22.7 percent compared to 23.1 percent for the prior year's comparable period. The increase in gross margin during the company's second quarter of the current fiscal year was the result of a favorable product mix that encompassed greater volume of higher margin pivot and replacement parts and a reduced volume of lower margin outsource manufacturing. Additionally, good control of manufacturing overhead costs contributed to the margin improvement during the quarter. We currently expect our favorable product mix and control of overhead costs to continue during our third quarter, resulting in a gross margin that again exceeds 24 percent.

         Selling, engineering and research, and general and administrative expenses during the three month period ended February 28, 2002 totaled $4.7 million compared to $5.1 million during the prior year's comparable period, net of a non-recurring restructuring charge of $0.9 million resulted in total operating expenses of $6.0 million during the second quarter of fiscal year 2001. Fiscal year 2002 year-to-date selling, engineering and research, and general and administrative expenses totaled $9.3 million compared to $9.6 million for the first six months of fiscal year 2001. Including the fiscal year 2001 non-recurring restructuring charge brings total year-to-date operating expenses to $10.5 for the fiscal year 2001 period. The reduction in selling, engineering and research, and general and administrative expenses, for both the three and six month periods of the current fiscal year, is the result of cost management and control and the cost reduction strategy that the company implemented during the second half of last year.

         Second quarter fiscal year 2002 interest income, net, totaled $356,000 compared to $413,000 during the second quarter of the prior year. Year-to-date fiscal 2002 interest income, net, totaled $793,000 compared to $934,000 during the first six months of fiscal year 2001. The reduction in interest income, net, is primarily due to a lower average interest rate being earned on the Company's cash equivalents, short and intermediate term investment portfolio, and due to interest expense in France.

         The effective tax rates for the three month and six month periods ended February 28, 2002 were 31.2 percent and 31.0 percent, respectively, and compares to 31.0 percent for both the three and six month comparable periods of fiscal year 2001. Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

FINANCIAL POSITION AND LIQUIDITY

The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Over the years, Lindsay has financed its growth through funds provided by operations. Cash flows used in operations totaled $3.9 million for the first six months of fiscal year 2002 compared to cash flows used in operations of $13.0 million for the first six months of fiscal year 2001. The use of cash flows in operating activities for fiscal year 2002 was primarily due to increased receivables and increased inventories partially offset by net earnings and increased payables. Fiscal year 2001 cash flows used in operating activities were principally due to increased receivables and increased inventories partially offset by net earnings.

         Receivables of $31.6 million at February 28, 2002 increased $10.3 million from $21.3 million at August 31, 2001 and increased $2.1 million from $29.5 million at February 28, 2001. The majority of the increase in receivables at February 28, 2002 from August 31, 2001 resulted from a higher sales level and the use of a marketing program that offered deferred payment terms on some transactions to our dealers for taking delivery of irrigation equipment during the fall and winter months.

         Inventories at February 28, 2002 totaled $15.3 million, up from $10.1 million at August 31, 2001 and down from $16.7 million at February 28, 2001. February 28, 2002 inventory increased from August 31, 2001 due to Lindsay's planned build of inventory for quicker delivery and response times and to achieve higher projected sales. As higher sales materialized in the second quarter of fiscal year 2002 inventory declined in accordance with our plan.

         Current liabilities of $22.3 million at February 28, 2002 are higher than the $16.8 million balance at August 31, 2001 and the $15.7 million balance at February 28, 2001. The increase from August 31, 2001 is principally due to a higher trade payables and a higher accrual for taxes payable and international dealer prepayments. The increase from February 28, 2001 is primarily due to higher trade payables and a higher accrual for taxes payable.

         Cash flows used in investing activities of $5.2 million for the first six months of fiscal year 2002 compared to cash flows provided by investing activities of $12.8 million for the first six months of fiscal year 2001. The cash flows used in investing activities in fiscal year 2002 were attributable to capital expenditures and purchases of marketable securities partially offset by proceeds from maturities of marketable securities. Fiscal year 2001 cash flows provided by investing activities was primarily due to proceeds from maturities of marketable securities, partially offset by capital expenditures, purchases of marketable securities and an equity investment.

         Lindsay's cash and short-term marketable securities totaled $17.6 million at February 28, 2002, as compared to $24.4 million at August 31, 2001 and $11.1 million at February 28, 2001. At February 28, 2002, Lindsay had $24.4 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $23.3 million at August 31, 2001 and $17.6 million at February 28, 2001.

         Cash flows used in financing activities of $0.8 million for the first six months of fiscal year 2002 decreased from $1.1 million for the six months of fiscal year 2001. The cash flows used in financing activities during the first six months of fiscal year 2002 were primarily attributable to dividends paid.

         Lindsay's equity increased to $85.6 million at February 28, 2002 from $81.4 million at August 31, 2001 due to its net earnings of $5.0 million, less dividends paid of $0.8 million. Lindsay's equity at February 28, 2001 was $79.6 million.

         Capital expenditures of $1.1 million during the first six months of fiscal year 2002 compared to $2.1 million during the first six months of fiscal year 2001. Fiscal year 2002 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Capital expenditures for fiscal year 2002 are expected to be approximately $3.0 to $4.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.

         Lindsay believes its capitalization (including cash and marketable securities balances), annual operating cash flow and line of credit ($10.0 million) are sufficient to cover expected working capital needs, planned capital expenditures, identified acquisitions, dividends and, from time to time, repurchases of common stock.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. dealers and dealer's customers usually peak during Lindsay's second and third quarters for the spring planting period.

OTHER FACTORS

Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies , the regularity of rainfall and foreign currency exchange rates.

         Approximately 17% of Lindsay's operating revenues for the first six months of fiscal year 2002 and 2001 were generated from international sales. For the full year of 2001, approximately 20% of Lindsay's operating revenues were generated from international sales.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0-42 months) and because the Company has the ability and intends to hold the investments in these marketable securities to maturity. Lindsay's export sales are principally U.S. dollar denominated.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Lindsay's annual shareholder's meeting was held on January 29, 2002. The shareholders voted to elect a director and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2002. In addition to the election of Mr. Christodolou as a director, the following were directors at the time of the annual meeting and will continue in office: Mr. Buffett, Mr. Cunningham, Mr. Parod and Mr. Welsh. There were 11,638,674 shares of common stock entitled to vote at the meeting and a total of 10,267,419 shares (88.22%) were represented at the meeting.

    1. Election of Director:    Michael N. Christodolou

       For - 10,195,979          Withheld - 71,440


    2. Auditors. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2002.

       For - 10,223,145  Against - 1,400  Abstain - 42,874   Broker non-vote - 0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         4 - Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997

(b)      Reports on Form 8-K -

         No Form 8-K was filed during the quarter ended February 28, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2002.

                                            LINDSAY MANUFACTURING CO.

                                            By: /s/ BRUCE C. KARSK
                                               ---------------------------------
                                            Name:  Bruce C. Karsk
                                            Title: Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary


                                            By: /s/ RALPH J. KROENKE
                                               ---------------------------------
                                            Name:  Ralph J. Kroenke
                                            Title: Controller