Form 10-Q
period 2002-05-31
LINDSAY MANUFACTURING CO
filed 2002-07-15
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission File Number 0-17116
                                                -------

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           47-0554096
            ---------                                         -----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA,  NEBRASKA              68164
----------------------------------------------------             -------
 (Address of principal executive offices)                       (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]


At July 10, 2002, 11,706,279 shares of common stock, $1.00 par value, of the registrant were outstanding.


Total number of pages 15.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2002 and 2001
           and August 31, 2001                                                             3

           Consolidated Statements of Operations for the three months and nine
           months ended May 31, 2002 and 2001                                              4

           Consolidated Statements of Cash Flows for the nine
           months ended May 31, 2002 and 2001                                              5

           Notes to Consolidated Financial Statements                                    6-9

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                            9-13

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                        14

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                         14

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                          14

SIGNATURE                                                                                 15

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2002 AND 2001 AND AUGUST 31, 2001

                                                               (UNAUDITED)   (UNAUDITED)
                                                                    MAY         MAY         AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                2002         2001         2001
-----------------------------------                                ----         ----         ----
ASSETS
  Cash and cash equivalents                                      $  15,232    $  14,133    $  17,575
  Marketable securities                                              8,915        8,853        6,845
  Receivables, net                                                  26,395       28,810       21,316
  Inventories, net                                                  16,820       12,251       10,112
  Deferred income taxes                                              2,088        2,817        2,164
  Other current assets                                                 603          593          474
                                                                 ---------    ---------    ---------
  Total current assets                                              70,053       67,457       58,486
Long-term marketable securities                                     26,768       16,700       23,299
Property, plant and equipment, net                                  14,883       15,486       14,893
Other noncurrent assets                                              5,101        3,337        3,578
                                                                 ---------    ---------    ---------
Total assets                                                     $ 116,805    $ 102,980    $ 100,256
                                                                 =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                               $   8,721    $   5,139    $   5,590
  Other current liabilities                                         15,994       14,245       11,234
                                                                 ---------    ---------    ---------
  Total current liabilities                                         24,715       19,384       16,824
Other noncurrent liabilities                                         1,867        2,086        2,016
                                                                 ---------    ---------    ---------
Total liabilities                                                   26,582       21,470       18,840
                                                                 ---------    ---------    ---------

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                     --           --           --
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,430,348, 17,372,683 and 17,368,029 shares
      issued in May 2002 and 2001 and August 2001)                  17,431       17,373       17,368
    Capital in excess of stated value                                2,203        2,212        2,079
    Retained earnings                                              161,147      152,223      152,541
    Less treasury stock, (at cost, 5,724,069 shares)               (89,898)     (89,898)     (89,898)
    Accumulated other comprehensive loss                              (660)        (400)        (674)
                                                                 ---------    ---------    ---------
Total shareholders' equity                                          90,223       81,510       81,416
                                                                 ---------    ---------    ---------
Total liabilities and shareholders' equity                       $ 116,805    $ 102,980    $ 100,256
                                                                 =========    =========    =========


See accompanying notes to consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months and nine months ended May 31, 2002 and 2001
                                   (Unaudited)

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        ---------------------    ---------------------
                                                            MAY         MAY          MAY        MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   2002        2001         2002       2001
----------------------------------------                   ----        ----         ----       ----
Operating revenues                                      $  44,133   $  39,032    $ 113,346   $ 101,263
Cost of operating revenues                                 32,580      29,580       86,101      77,424
                                                        ---------   ---------    ---------   ---------
Gross profit                                               11,553       9,452       27,245      23,839
                                                        ---------   ---------    ---------   ---------

Operating expenses:
  Selling expense                                           2,260       1,726        6,419       5,437
  General and administrative expense                        2,259       1,829        6,335       6,564
  Engineering and research expense                            595         541        1,681       1,723
  Restructuring charges                                        --          --           --         899
                                                        ---------   ---------    ---------   ---------
Total operating expenses                                    5,114       4,096       14,435      14,623
                                                        ---------   ---------    ---------   ---------
Operating income                                            6,439       5,356       12,810       9,216
Interest income, net                                          376         349        1,169       1,283
Other income (expense), net                                    17         (25)         172         (29)
                                                        ---------   ---------    ---------   ---------
Earnings before income taxes                                6,832       5,680       14,151      10,470
Income tax provision                                        2,118       1,749        4,387       3,234
                                                        ---------   ---------    ---------   ---------
Net earnings                                            $   4,714   $   3,931    $   9,764   $   7,236
                                                        =========   =========    =========   =========

Basic net earnings per share                            $    0.40   $    0.34    $    0.84   $    0.62
                                                        =========   =========    =========   =========

Diluted net earnings per share                          $    0.40   $    0.33    $    0.82   $    0.61
                                                        =========   =========    =========   =========

Weighted average shares outstanding                        11,704      11,698       11,663      11,696
Diluted effect of stock options                               210         194          180         231
                                                        ---------   ---------    ---------   ---------
Weighted average shares outstanding assuming dilution      11,914      11,892       11,843      11,927
                                                        =========   =========    =========   =========

Cash dividends per share                                $   0.035   $   0.035    $   0.105   $   0.105
                                                        =========   =========    =========   =========


See accompanying notes to consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 2002 and 2001
                                   (Unaudited)

                                                                           MAY        MAY
($ IN THOUSANDS)                                                          2002        2001
----------------                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $  9,764    $  7,236
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                        2,738       2,559
      Non-cash restructuring charges relating to write-down                   --         749
      Amortization of marketable securities premiums, net                   (156)       (233)
      Gain on sale of fixed assets                                           (23)        (68)
      Provision for uncollectible accounts receivable                       (180)         42
      Deferred income taxes                                                   76         289
      Other, net                                                              --          89
   Changes in assets and liabilities:
      Receivables                                                         (2,079)    (10,058)
      Inventories                                                         (3,957)        650
      Other current assets                                                  (129)       (366)
      Accounts payable, trade                                                476        (931)
      Other current liabilities                                            2,658         310
      Current taxes payable                                                1,767       1,235
      Other noncurrent assets and liabilities                               (751)       (201)
                                                                        --------    --------
   Net cash provided by operating activities                              10,204       1,302
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                             (1,746)     (2,693)
   Acquisitions of businesses                                             (4,516)       (945)
   Proceeds from sale of property, plant and equipment                       209          44
   Purchases of marketable securities held-to-maturity                   (11,583)     (1,541)
   Proceeds from maturities of marketable securities held-to-maturity      6,200      18,895
   Equity investment                                                         (78)       (975)
                                                                        --------    --------
   Net cash (used in) provided by investing activities                   (11,514)     12,785
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan, net of repurchases and cancellations                              187          64
   Dividends paid                                                         (1,221)     (1,229)
   Purchases of treasury stock                                                --      (1,896)
                                                                        --------    --------
   Net cash used in financing activities                                  (1,034)     (3,061)
                                                                        --------    --------
   Effect of foreign exchange rate changes on cash                             1           2
   Net (decrease) increase in cash and cash equivalents                   (2,343)     11,028
   Cash and cash equivalents, beginning of period                         17,575       3,105
                                                                        --------    --------
   Cash and cash equivalents, end of period                             $ 15,232    $ 14,133
                                                                        ========    ========


See accompanying notes to the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co. (Lindsay) August 31, 2001 Annual Report to Shareholders.

     In the opinion of management, the unaudited consolidated financial statements of Lindsay reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At May 31, 2002, Lindsay's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity and are carried at amortized cost. Lindsay considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

     The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities are $35,683,000, $436,000, $44,000 and $36,075,000 respectively. On the total amortized cost basis, $8,915,000 in marketable securities mature within one year and $26,768,000 in long-term marketable securities have maturities ranging from 12 to 42 months. In the opinion of management, the Company is not subject to material market risks with respect to its marketable securities.

(3)  INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for all inventories.

                                                             MAY           MAY         AUGUST
$ IN THOUSANDS                                              2002          2001          2001
---------------                                             ----          ----          ----
First-in, first-out (FIFO) inventory .................    $ 19,956       $15,890      $13,292
LIFO reserves ........................................      (2,551)       (3,034)      (2,551)
Obsolescence reserve .................................        (585)         (605)        (629)
                                                          --------       -------      -------
Total inventories ....................................    $ 16,820       $12,251      $10,112
                                                          ========       =======      =======

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                              MAY           MAY         AUGUST
                                                             2002          2001          2001
                                                             ----          ----          ----
Raw materials ........................................        12%           13%           12%
Work in process ......................................         5%            6%            5%
Finished goods and purchased parts....................        83%           81%           83%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost.

                                                               MAY        MAY     AUGUST
$ IN THOUSANDS                                                2002       2001      2001
--------------                                                ----       ----      ----
Property, plant and equipment:
     Land ...............................................   $     70    $    70   $     70
     Buildings ..........................................      8,809      8,624      8,628
     Equipment ..........................................     34,850     31,722     32,416
     Other...............................................      3,371      2,777      2,339
                                                            --------    -------   --------
Total property, plant and equipment......................     47,100     43,193     43,453
Accumulated depreciation.................................    (32,217)   (27,707)   (28,560)
                                                            --------    -------   --------
Property, plant and equipment, net  .....................   $ 14,883    $15,486   $ 14,893
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

     At May 31, 2002, options to purchase 203,562 shares of common stock at a weighted average price of $25.97 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and May 3, 2012.

     At May 31, 2001, options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

(7) ACQUISITIONS

During the quarter ended November 30, 2001, the Company acquired the business of Injection Systems, Inc. through an acquisition of assets for $255,000 in cash. This product line will be marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and intellectual property valued at $197,000. The intangible assets related to intellectual property are being amortized over an estimated life up to 20 years. There was no goodwill associated with this acquisition.

During the quarter ended May 31, 2002, the Company formed a wholly owned subsidiary, Irrigation Specialists, Inc. a Delaware Corporation, which acquired the business including certain assets and liabilities of Irrigation Specialists, Incorporated, a Washington Corporation, for $3.4 million in cash. This irrigation dealership based in Pasco, Washington has been established for more than 30 years and provides the Company a strategic distribution channel in a key regional market. The purchase price allocated to assets and liabilities consisted of trade accounts receivable of $2.8 million, inventory of $2.5 million, fixed assets of $823,000, other assets of $8,000, other intangibles valued at $300,000, trade payables of $2.7 million and other liabilities of $335,000. The intangible assets related to covenants for non-competes with the prior owners and are being amortized over 5 years. There was no goodwill associated with this acquisition. The acquisition may require the payment of additional consideration totaling approximately $125,000 which is contingent upon the achievement of certain provisions included under the asset purchase agreement. Any adjustment requiring additional payment by the Company would result in the establishment of other intangible assets, including customer lists and tradename, to be valued and amortized over an estimated realizable life of no more than 10 years.

During the quarter ended May 31, 2002, the Company formed a wholly owned subsidiary, Lindsay South America, Inc (LSA), which acquired a portion of the assets of Hidro Power Industria E Comercio De Equipamentos for $818,000 in cash. This irrigation equipment production and sales operation provides the Company an important base in a key international market. The assets acquired in this acquisition consisted of inventory of $230,000, fixed assets of $265,000, and intangible assets, including customer lists and intellectual property, valued at $323,000.

In accordance with the transitional requirements of FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets", the Company does not amortize any goodwill arising from acquisitions occurring on or after July 1, 2001.

The following unaudited pro forma data summarizes the combined results of operations of the Company for the periods indicated as if the acquisition of Irrigation Specialists, Inc. had been completed on September 1, 2000. The pro forma data gives effect to the actual operating results prior to the acquisition, amortization of acquisition related intangibles and income taxes. The pro forma amounts due not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 2000, or that may be obtained in the future. Pro forma data is not presented for other acquisitions as these amounts are considered immaterial.

                                                       FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                       --------------------------   -------------------------
                                                           MAY            MAY         MAY             MAY
                                                           2002           2001        2002            2001
                                                           ----           ----        ----            ----
($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ............................................   $ 48,235        $ 44,441    $123,147        $110,428
Net income...........................................      4,730           4,378       9,466           6,740
Net income per share - basic.........................       0.40            0.37        0.81            0.58
Net income per share - diluted.......................       0.40            0.37        0.80            0.57

(8) INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems.
     Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2001. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                     --------------------------    -------------------------
                                                                       MAY             MAY             MAY          MAY
$ IN THOUSANDS                                                         2002            2001            2002         2001
--------------                                                         ----            ----            ----         ----
Operating revenues:
   Irrigation.................................................       $ 41,501        $ 33,904       $ 103,369     $ 86,012
   Diversified products.......................................          2,632           5,128           9,977       15,251
                                                                     --------        --------       ---------     --------
Total operating revenues......................................       $ 44,133        $ 39,032       $ 113,346     $101,263
                                                                     ========        ========       =========     ========
Operating income:
   Irrigation.................................................       $  8,876        $  6,782       $  19,383     $ 15,101
   Diversified products.......................................            417             944           1,443        2,402
                                                                     --------        --------       ---------     --------
Segment operating income......................................          9,293           7,726          20,826       17,503
Unallocated general & administrative and
   engineering & research expenses............................          2,854           2,370           8,016        8,287
Interest and other income, net................................            393             324           1,341        1,254
                                                                     --------        --------       ---------     --------
Earnings before income taxes..................................       $  6,832        $  5,680       $  14,151     $ 10,470
                                                                     ========        ========       =========     ========

(9) OTHER NONCURRENT ASSETS

                                                                                MAY            MAY         AUGUST
$ IN THOUSANDS                                                                 2002           2001          2001
---------------                                                                ----           ----          ----
Goodwill, net............................................................    $  830         $  621        $  737
Intellectual property, net...............................................       206              -             -
Intangible pension assets................................................       580            649           580
Split dollar life insurance..............................................       878            859           858
Other ...................................................................     2,607          1,208         1,403
                                                                             ------         ------        ------
Total other noncurrent assets............................................    $5,101         $3,337        $3,578
                                                                             ======         ======        ======

(10) COMPREHENSIVE INCOME

                                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                     --------------------------    -------------------------
                                                                         MAY            MAY             MAY          MAY
$ IN THOUSANDS                                                          2002           2001            2002         2001
--------------                                                          ----           ----            ----         ----
Comprehensive Income:
   Net earnings...............................................       $  4,714        $  3,931       $  9,764      $ 7,236
         Other comprehensive income:
Foreign currency translation..................................              -             (97)            14          (97)
                                                                     --------        ---------      --------      --------
Total comprehensive income....................................       $  4,714        $  3,834       $  9,778      $ 7,139
                                                                     ========        ========       ========      =======

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

RESULTS OF OPERATIONS
The following table provides highlights for the three months and nine months ended May 31, 2002 as compared to the same periods of fiscal year 2001 of Lindsay's consolidated operating results displayed in the accompanying Consolidated Statements of Operations and should be read together with the industry segment information in Note (8) to the consolidated financial statements contained herein.

                                                               FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                             -----------------------------      --------------------------
                                                                                   PERCENT                          PERCENT
                                                               MAY       MAY      INCREASE      MAY        MAY     INCREASE
($ IN THOUSANDS)                                              2002      2001     (DECREASE)    2002       2001    (DECREASE)
----------------                                              ----      ----     ----------    ----       ----     ---------
Consolidated
   Operating revenues..................................    $ 44,133   $39,032       13.1%    $ 113,346  $ 101,263     11.9%
   Cost of operating revenues..........................    $ 32,580   $29,580       10.1     $  86,101  $  77,424     11.2
    Gross profit.......................................    $ 11,553   $ 9,452       22.2     $  27,245  $  23,839     14.3
   Gross margin........................................        26.2%     24.2%                    24.0%      23.5%
   Selling, engineering & research and
         general & administrative expense..............    $  5,114   $ 4,096       24.9     $  14,435  $  13,724      5.2
   Restructuring charges...............................    $      -   $     -        N/A     $       -  $     899      N/A
   Operating income ...................................    $  6,439   $ 5,356       20.2     $  12,810  $   9,216     39.0
   Operating margin ...................................        14.6%     13.7%                    11.3%       9.1%
   Interest income, net                                    $    376   $   349        7.7     $   1,169  $   1,283     (8.9)
    Other income (expense), net........................    $     17   $   (25)     168.0     $     172  $     (29)   693.1
   Income tax provision................................    $  2,118   $ 1,749       21.1     $   4,387  $   3,234     35.7
   Effective income tax rate...........................        31.0%     30.8%                    31.0%      30.9%
   Net earnings........................................    $  4,714   $ 3,931       19.9     $   9,764  $   7,236     34.9
Irrigation Equipment Segment (See Note (8))
   Operating revenues..................................    $ 41,501   $33,904       22.4     $ 103,369  $  86,012     20.2
   Operating income....................................    $  8,876   $ 6,782       30.9     $  19,383  $  15,101     28.4
   Operating margin....................................        21.4%     20.0%                    18.8%      17.6%
Diversified Products Segment (See Note (8))
    Operating revenues.................................    $  2,632   $ 5,128      (48.7)    $   9,977  $  15,251    (34.6)
   Operating income....................................    $    417   $   944      (55.8%)   $   1,443  $   2,402    (39.9%)
   Operating margin....................................        15.8%     18.4%                    14.5%      15.7%

         Operating revenues for the quarter ended May 31, 2002 were $44.1 million as compared to $39.0 million for the same prior year period. For the nine month period ended May 31, 2002, operating revenues were $113.3 million as compared to $101.3 million for the same prior year period.
         Irrigation equipment revenues totaled $41.5 million during the quarter ended May 31, 2002 as compared to $33.9 million for the same prior year period. Revenues increased due to new operations and products, effective sales and marketing programs and dry weather conditions. New acquisitions during the quarter ended May 31, 2002 contributed $3.2 million in new irrigation revenues.
         Irrigation equipment revenues totaled $103.4 million during the nine month period ended May 31, 2002 as compared to $86.0 million for the same prior year period. Again, revenues increased due to new operations and products, effective sales and marketing programs and dry weather conditions. New acquisitions during the nine month period ended May 31, 2002 contributed $3.2 million in new irrigation revenues.
         Diversified products revenues were $2.6 million during the quarter ended May 31, 2002, $2.5 million lower than prior year's comparable period revenues of $5.1 million. Diversified products revenues were $10.0 million for the nine month period ended May 31, 2002 as compared to $15.3 million for the same prior year period. The expected decreases in diversified product revenues for both the three and nine month periods of fiscal 2002 were primarily due to contract manufacturing customers relying less on outsourced manufacturing. We expect diversified products revenues to continue at these lower levels.
         Gross margin for the quarter ended May 31, 2002 was 26.2 percent as compared to 24.2 percent of the prior year's comparable period. For the nine month period ended May 31, 2002 gross margin was 24.0 percent as compared to
23.5 percent for the same prior year period. The increase in gross margin, for both the three and nine month periods, was the result of an increase in manufacturing productivity, tight control of manufacturing costs, increased throughput and a favorable product mix.
         Selling, general and administrative and engineering and research expenses during the quarter ended May 31, 2002 totaled $5.1 million as compared to $4.1 million for the same prior year period. Selling, general and administrative and engineering and research expenses totaled $14.4 million for the nine month period ended May 31, 2002 as compared to $13.7 million for the same prior year period. The increase for both the three and nine month periods was due to greater advertising and promotional expenditures required to support increased sales coupled with additional personnel costs primarily related to acquisitions.
         During the prior year's second quarter, the Company took a non-recurring restructuring charge of $899,000 for writing down, to net realizable value, the value of manufacturing equipment and other costs related to manufacturing processes that are being discontinued. This write down reduced net earnings by $0.05 per share after tax for the quarter ended February 28, 2001.
         Interest Income, net during the quarter ended May 31, 2002 totaled $376,000 as compared to $349,000 for the same prior year period. Interest Income, net totaled $1.2 million for the nine month period ended May 31, 2002 as compared to $1.3 million for the same prior year period.
         The effective tax rates during the quarter ended May 31, 2002 was 31.0% as compared to 30.8% for the same prior year period. The effective tax rates for the nine month period ended May 31, 2002 was 31.0% as compared to 30.9% for the same prior year period. Lindsay benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.
         Long term, the Company believes that the agricultural irrigation equipment demand drivers remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. At May 31, 2002, Lindsay's order backlog totaled $12.6 million as compared with $11.9 million at May 31, 2001. Irrigation equipment backlog grew approximately 60 percent while diversified products backlog declined approximately 40 percent.

FINANCIAL POSITION AND LIQUIDITY
The discussion of financial position and liquidity focuses on the balance sheet and statement of cash flows. Lindsay requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Historically, Lindsay has financed its growth through funds provided by operations. Cash flows from operations totaled $10.2 million for the nine month period ended May 31, 2002 as compared to $1.3 million for the same prior year period. The cash flows provided by operating activities were primarily due to net earnings, depreciation and increased receivables and inventories.
         Receivables, net of acquisition related amounts of $2.8 million, at May 31, 2002 increased $2.1 million from August 31, 2001. The increase in receivables is due primarily to the higher sales levels partially offset by reduced use of an interest free delayed payment financing program.

         Inventories, net of acquisition related amounts of $2.8 million, at May 31, 2002, increased $4.0 million as compared to August 31, 2001. Inventory increased due to the expanded mix of products available for sale by the Company. August 31, 2002 inventory balances, net of acquisition related inventory, are expected to be lower than the current level but greater than the prior year level.
         Current liabilities of $24.7 million at May 31, 2002 are higher than the $16.8 million balance at August 31, 2001 and the $19.4 million balance at May 31, 2001. The increase from August 31, 2001 and May 31, 2001 is principally due to higher trade payables and a higher accrual for taxes payable.
         Cash flows used in investing activities were $12.6 million for the first nine months ended May 31, 2002 as compared to $12.8 million provided by investing activities for the same prior year period. The cash flows used in investing activities during the nine months ended May 31, 2002 were attributable to capital expenditures, acquisitions and purchases of marketable securities, net of proceeds from maturities of marketable securities. The cash flows provided by investing activities during the nine months ended May 31, 2001 were attributable to proceeds from maturities of marketable securities partially offset by capital expenditures, purchases of marketable securities, an acquisition and an equity investment.
         Lindsay's cash and short-term marketable securities totaled $24.1 million at May 31, 2002, as compared to $24.4 million at August 31, 2001 and $23.0 million at May 31, 2001. At May 31, 2002, Lindsay had $26.8 million invested in long-term marketable securities which represent intermediate term (12 to 42 months maturities) municipal debt, as compared to $23.3 million at August 31, 2001 and $16.7 million at May 31, 2001. Management believes that the Company has both the ability and intends to hold investments classified as held-to-maturity until the scheduled maturities of these securities.
         Cash flows used in financing activities of $1.0 million for the nine months ended May 31, 2002 decreased from $3.1 million for the same prior year period. The cash flows used in financing activities during the nine months ended May 31, 2002 were primarily attributable to dividends paid. No purchases of treasury stock were made during the nine months ended May 31, 2002. $1.9 million of treasury stock was purchased during prior year's comparable period.
         Lindsay's equity increased to $90.2 million at May 31, 2002 from $81.4 million at August 31, 2001 due to its net earnings of $9.8 million, plus $0.2 million from the net proceeds of common stock under Lindsay's employee stock plan, less dividends paid of $1.2 million. Lindsay's equity at May 31, 2001 was $81.5 million.
         Capital expenditures, without acquisitions, were $1.7 million during the nine months ended May 31, 2002 as compared to $2.7 million for the same prior year period. Fiscal year 2002 capital expenditures were used primarily for upgrading manufacturing plant and equipment and to further automate Lindsay's manufacturing facilities. Capital expenditures for fiscal year 2002 are expected to total approximately $2.5 to $3.0 million and will be used to improve the company's existing facilities, expand its manufacturing capabilities and increase productivity.
         Lindsay believes that its capitalization (including cash and marketable securities balances), operating cash flow and line of credit of $10.0 million are sufficient to cover expected working capital needs, planned capital expenditures, identified acquisitions, dividends and, from time to time, repurchases of common stock.

SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.S. customers usually peak during Lindsay's second and third quarters for the spring planting period.

OTHER FACTORS
Lindsay's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall and foreign currency exchange rates.
         Approximately 19% and 17% of Lindsay's operating revenues for the first nine months of fiscal year 2002 and 2001 were generated from international sales. For the full year of 2001, approximately 20% of Lindsay's operating revenues were generated from international sales.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", replacing SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS 144 during fiscal 2003 is not expected to have a material impact on the Company's consolidated financial position or results of operations.
         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The provisions of Statement No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company's adoption of SFAS 143 during fiscal 2003 is not expected to have a material impact on the Company's consolidated financial position or results of operations.
         In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The provisions of Statement No. 141 require that the purchase method be used for business combinations initiated after June 30, 2001, and the provisions of Statement No. 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Under the transition requirements of SFAS No. 141 and No. 142, the Company does not amortize goodwill (aggregating $0) resulting from acquisitions occurring after June 30, 2001. Statement No. 142 replaces the requirement to amortize goodwill and intangible assets with indefinite lives with a requirement for an impairment test on a periodic basis. The Company will complete its initial transitional impairment testing of goodwill in fiscal year 2003. Neither statement is expected to have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -
         3(a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q for the fiscal quarter ended
                February 28, 1997.

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

         4 Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997.

(b)      Reports on Form 8-K -

         No Form 8-K was filed during the quarter ended May 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2002.

                                            LINDSAY MANUFACTURING CO.

                                            By:    /s/ BRUCE  C. KARSK
                                                   ----------------------------
                                            Name:  Bruce C. Karsk
                                            Title: Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer)