Form 10-K
period 2002-08-31
LINDSAY MANUFACTURING CO
filed 2002-11-27
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ______ to ______

                         Commission File Number 0-17116

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       47-0554096
                  ---------                                      ----------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA                 68164
---------------------------------------------------                ------
 (Address of principal executive offices)                        (Zip Code)

402-829-6801
------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------                       -----------------------------------------
Common Stock, $1.00 par value         New York Stock Exchange, Inc. (Symbol LNN)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


As of November 25, 2002, 11,728,552 shares of the registrant's Common Stock were outstanding and the aggregate market value of all Common Stock held by non-affiliates (11,409,588 shares) was $282,387,303 based upon the final sales price on the New York Stock Exchange, Inc. on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the January 21, 2003, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 33-34.

ITEM 1 -- BUSINESS

INTRODUCTION

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer, manufacturer and international and domestic marketer, under its Zimmatic trademark, of electrically powered center pivot and lateral move irrigation systems and GrowSmart controls for use to irrigate agricultural crops. The Company also manufactures and markets a separate line of "mini" center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield tradename and hose reel travelers under the Perrot (Greenfield in the United States) tradename. The Company manufactures and markets repair and replacement parts for its Zimmatic, Greenfield, and Perrot branded irrigation systems and GrowSmart branded controls. Additionally, the Company produces and sells certain steel tubing and manufactures and assembles diversified agricultural and construction products for other manufacturers. Industry segment information is included in Part II, Item 8, Footnote N.

        The Company has been in continuous operation since 1955, making it one of the pioneers in the irrigation industry. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. It principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign operating facilities in France and Brazil and is starting operations in South Africa.

PRODUCTS BY MARKET

        IRRIGATION PRODUCTS

        The Company's irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic, continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers. Due to lower price and simplicity of operation, center pivots currently account for over 95% of the Company's Zimmatic system sales.

        A typical standard center pivot for the U.S. market is approximately 1,250 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical standard center pivot for the international market is somewhat shorter than that in the U.S. market. Standard center pivot or lateral move systems can also be custom designed and can irrigate from 25 to 500 acres. A mini-pivot is a small version of the standard pivot and is used for smaller fields and/or shorter crops, than that for which standard pivots are used.

        A center pivot system represents a significant investment to a farmer. A typical standard center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. The Company estimates that there are approximately 200,000 standard center pivot irrigation systems in operation worldwide, resulting in an active repair and replacement parts business. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.

        The Company also manufactures and distributes hose reel travelers. These systems are considered to be relatively easy to operate and have good mobility. They are typically deployed in smaller or irregular growing fields.

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

        Center pivot, lateral move and hose reel traveler irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; it can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; it can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; it can also be used for the application of fertilizers, insecticides, herbicides or other chemicals (termed "chemigation"); and it conserves water and chemicals through precise control of the amount and timing of its application.

        Markets - General. Water is an essential and critical requirement for crop production, and the extent, regularity and frequency of water application can be a critical determinant in crop quality and yield.

        The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.

        The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or technologically outmoded; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. Selection of center pivot or lateral move systems, over other types of irrigation, is aided by the fact that agricultural production is continually forced to become more efficient in its use of the basic natural resources of land, water and energy. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water and energy. As center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized, the Company expects demand for center pivots and lateral moves to continue to increase relative to other irrigation methods.

The following table describes the Company's total irrigation and diversified products revenues for the past three years:

($ IN THOUSANDS)                                           FISCAL YEARS ENDED AUGUST 31,
----------------                        ---------------------------------------------------------------------
                                          2002        2002        2001        2001        2000        2000
                                        --------   ----------   --------   ----------   --------   ----------
                                                   % of Total              % of Total              % of Total
                                        Revenues    Revenues    Revenues    Revenues    Revenues    Revenues
                                        --------   ----------   --------   ----------   --------   ----------
United States .....................      $113.8          78      $102.0          80      $107.8          83
Europe, Africa & Middle East ......        17.2          12        14.7          12         8.9           7
Mexico & Latin America ............         6.0           4         3.2           3         5.1           4
Other International ...............         8.9           6         6.8           5         8.0           6
                                         ------      ------      ------      ------      ------      ------
Total Revenues ....................      $145.9         100      $126.7         100      $129.8         100

        United States Market. In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer's requirements, assemble and erect the system in the field from the parts delivered from the Company, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems or farm structures.

        International Market. Over the years, the Company has sold center pivot and lateral move irrigation systems in over 90 countries. The majority of the Company's U.S. export sales are in U.S. dollars and are shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means. The Company has production and sales operations in France and Brazil serving the key European and South American markets and is starting operations in South Africa.

        The Company's export markets differ significantly with respect to the need for irrigation, the ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements and the difficulty of on-site erection. The Company's industry position is such that it believes that it will likely be approached as a potential supplier for most major international agricultural developments utilizing center pivot or lateral move irrigation systems.

        Competition. The U.S. center pivot irrigation systems industry has seen significant consolidation of manufacturers over the years; five primary manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of advanced product technology, product quality and durability, product characteristics, retention and reputation of local dealers, post-sale service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it generally competes favorably with respect to these factors.

        The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. Management believes that the Company has a competitive advantage because it manufactures a growing range of irrigation system product lines. Management also believes that the Company's commitment to customer service, product innovation through technology, and its distribution system positions it well to compete in its various markets.

        DIVERSIFIED PRODUCTS

        Seeking to expand the throughput of its manufacturing facility and operation, the Company began in 1987 to more fully utilize its capacity by providing outsource manufacturing services and selling large-diameter steel tubing. The Company's customer base includes some of the country's most demanding industrial companies, including Caterpillar Inc., Deere & Company and New Holland North America, Inc. Each benefits from the Company's design and engineering capabilities as well as the Company's ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, punching, forming, galvanizing and hydraulic, electrical and mechanical assembly.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during the Company's second and third quarters for the spring planting period.

CUSTOMERS

Management believes that overall the Company is not dependent on a single customer. The diversified segment, however, is largely dependent on a few customers. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse distribution channels and customer base reduces the long-term impact of any such loss.

ORDER BACKLOG

As of August 31, 2002, the Company had an order backlog of $18.9 million, a decrease of 18% from $23.1 million at August 31, 2001. At fiscal year end 2002, the Company had a $14.4 million order backlog for irrigation equipment, compared to $17.1 million at fiscal year end 2001. At fiscal year end 2002, order backlog for diversified products totaled $4.5 million, compared to $6.0 million at fiscal year end 2001.

        Irrigation equipment backlog declined in the Company's fiscal fourth quarter as the Company's order flow slowed, in part due to U.S. farmers waiting for the release of the Farm Bill's Environmental Quality Improvement Program
(EQIP) funds. The diversified products backlog continues to reflect contraction associated with the current economic cycle.

        The Company expects that the existing backlog of orders can be filled in fiscal 2003.

        Generally, the Company manufactures a center pivot or lateral move system upon a U.S. or international dealer's firm order. Orders from U.S. dealers are accompanied with a $1,000 (approximately 4% of sales price) down payment. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company's international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2002, 2001 and 2000, were $2.2 million, $2.9 million and $3.5 million, respectively. Fiscal 2002 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate the Company's facilities. Capital expenditures for fiscal 2003 and the next several years are expected to be approximately $3.0 to $4.0 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities and increase productivity.

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

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at fiscal year end 2002, 2001 and 2000 were 575, 507 and 531, respectively. The Company and its wholly owned subsidiaries currently employ approximately 575 persons. None of the Company's U.S. employees are represented by a union.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. However, management does not believe any material additional capital and operational expenditures for such issues are currently required.

SUBSIDIARIES

The Company has five wholly owned operating subsidiaries: Lindsay International Sales Corporation, Lindsay Transportation, Inc., Lindsay Europe SA, Irrigation Specialists, Inc. and Lindsay America do Sul Ltda. Since December 2000, international sales personnel have been located at the Omaha corporate office as part of Lindsay International Sales Corporation, which conducts foreign sales operations for the Company. Lindsay Transportation, Inc. was formed in 1975. It owns approximately 115 trailers and, through lease of owner-operated tractors, supplies the ground transportation in the United States and Canada for the Company's products and the bulk of incoming raw materials, and hauls other products on backhauls. Lindsay Europe SA, located in France, was acquired in March 2001, and is a manufacturer and marketer of irrigation systems for the European market. Irrigation Specialists, Inc., an irrigation dealership in Washington state, was acquired in March 2002. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and is a production and sales operation. The Company also has four non-operational subsidiaries.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company's production facilities are primarily located in the United States, but also in France and Brazil. Most financial transactions are in U.S. dollars, although sales from the Company's foreign subsidiaries, which are less than 10% of total consolidated Company sales, are conducted in local currencies.

        A portion of the Company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk to foreign currency. To date, the Company has not entered into any foreign currency exchange contracts to hedge any risk to foreign currency. For information on international revenues, see Note N of Notes to the Consolidated Financial Statements entitled "Industry Segment Information" included in Item 8 of Part II of this report.

ITEM 2 - PROPERTIES

The Company owns and occupies 43 acres in Lindsay, Nebraska. The Lindsay, Nebraska facility has eight separate buildings, with approximately one-half million square feet of manufacturing area under roof. During fiscal 2002, the Company acquired 79 acres of farmland in Lindsay that is adjacent to its primary property. This land is used for research, development and testing purposes.

        The Company's La Chapelle d'Aligne, France facility was acquired in March 2001 to provide a European location for the manufacture of its irrigation products. The French facility consists of three separate buildings situated on approximately 3.5 acres.

        The Irrigation Specialists Inc. dealership occupies several leased buildings at three separate retail locations based in the eastern Washington state region. These leases expire over a remaining term of ten years.

        The Company's Piedade, Brazil facility is operated under a cancelable lease which expires in 2007. The Brazilian facility consists of a single main building.

        Since December 1, 2000, the Company has leased approximately 7,000 square feet of office space in Omaha, Nebraska, where it maintains its executive and its domestic and international sales and marketing offices. The Omaha office space lease expires 2004.

        Although the Company believes it can increase sales without significant new investment in facilities and capital equipment, it continues to explore specific regional location and product line acquisition opportunities.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings and other legal proceedings. While the ultimate results of any known legal matter are unknown at this time, management does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2002.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. All officers are elected for one-year terms at the Board of Directors meeting following the Company's annual shareholders' meeting. This meeting is scheduled for January 21, 2003.

                          AGE                   POSITION
                          ---                   --------
Richard W. Parod           49       President and Chief Executive Officer
Matthew T. Cahill          40       Vice President -- Manufacturing
Thomas Costanza            37       Corporate Controller
Eduardo R. Enriquez        62       Vice President -- International Sales, Emerging Markets
Bruce C. Karsk             50       Executive Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
Dirk A. Lenie              48       Vice President -- Marketing
Charles H. Meis            56       Vice President -- Engineering
Robert S. Snoozy           56       Vice President -- Domestic Sales

        Mr. Richard W. Parod is President and Chief Executive Officer of the Company, and has held such positions since April 2000. Prior to that time and since 1997, Mr. Parod was Vice President and General Manager of the Irrigation Division of The Toro Company. Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997 becoming President in 1994. Mr. Parod has been a Director since April 2000 when he began his employment with the Company.

        Mr. Matthew T. Cahill is Vice President -- Manufacturing of the Company, and has held such position since October 2000 when he joined the Company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager -- Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant -- Corporate Technology Staff. Prior to his employment with Ingersoll-Rand and since 1996 Mr. Cahill was Operations Manager with ACG Incorporated. Mr. Cahill was the Manager Operations Support Engineering for Ingersoll-Rand Fluid Products Division in 1995 and part of 1996.

        Mr. Thomas Costanza is Corporate Controller of the Company, and has held such position since May 2002 when he joined the Company. Prior to that time and since 1999, Mr. Costanza was Controller of Bombardier, Inc.'s financial services division. Prior to his employment with Bombardier and since 1998, Mr. Costanza was Vice President and Chief Financial Officer with National Auto Finance Company which was subsequently acquired by a subsidiary of General Motors Acceptance Corp. Mr. Costanza's professional career began as a financial auditor with Ernst & Young LLP in 1990 and later included experience as Corporate Audit Manager with Barnett Banks, Inc.

        Mr. Eduardo R. Enriquez is Vice President -- International Sales, Emerging Markets of the Company and was appointed to that position in November 2001. From 1986 through November 2001, Mr. Enriquez was Vice-President -- International of the Company. Prior to that time, and since 1981, he was Vice President -- Sales of Lindsay International Sales Corporation. Mr. Enriquez began his employment with the Company in 1981.

        Mr. Bruce C. Karsk is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, and has held such positions since January 2001. From 1984 through January 2001 Mr. Karsk was Vice President -- Finance, Treasurer and Secretary. Prior to that time, and since 1981, Mr. Karsk had been the Controller. Mr. Karsk began his employment with the Company in 1979.

        Mr. Dirk A. Lenie is Vice President -- Marketing of the Company, and has held such position since November 2000 when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of Residential/Commercial Irrigation Division of The Toro Company. Prior to Toro, Mr. Lenie was employed by Pacific Enterprises (the holding company of Southern California Gas) as Director of Seismic Safety Products in 1996/1997 and as Director of Product Development in 1995/1996. From 1981 through 1995 Mr. Lenie held several sales and marketing positions with Rain Bird Corporation.

        Mr. Charles H. Meis is Vice President -- Engineering of the Company, and has held such position since 1975. Mr. Meis began his employment with the Company in 1971.

        Mr. Robert S. Snoozy is Vice President -- Domestic Sales of the Company, and has held such position since 1997. From 1986 through 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing. Mr. Snoozy began his employment with the Company in 1973.

There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person to which he was selected as an officer.

PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". As of November 25, 2002 there were approximately 200 shareholders of record and an estimated 2,700 beneficial shareholders.

The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:


                           Fiscal 2002 Stock Price          Fiscal 2001 Stock Price
                    --------------------------------    --------------------------------
                     HIGH        LOW       DIVIDENDS     HIGH        LOW       DIVIDENDS
                    ------      ------     ---------    ------      ------     ---------
First Quarter       $18.86      $16.50      $0.035      $22.19      $18.00      $0.035
Second Quarter       21.60       18.30       0.035       26.00       19.69       0.035
Third Quarter        25.85       20.10       0.035       20.00       17.00       0.035
Fourth Quarter       24.10       20.00       0.035       19.15       17.40       0.035
Year                $25.85      $16.50      $0.140      $26.00      $17.00      $0.140


ITEM 6 - SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT PER
SHARE AMOUNTS)                                                   FOR THE YEARS ENDED AUGUST 31,
------------------------         ------------------------------------------------------------------------------------------------
                                  2002      2001      2000      1999      1998      1997      1996      1995      1994      1993
                                 ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Operating revenues ...........   $145.9    $126.7    $129.8    $116.7    $155.7    $158.3    $136.2    $111.8    $112.7    $102.1
Gross profit .................     32.9      27.9      31.6      30.6      42.8      40.9      32.7      25.9      25.7      23.8
Selling, general and
  administrative, and
  engineering and research
  expenses ...................     19.8      17.4      15.2      15.6      15.7      14.4      13.4      11.9      11.6      10.7
Restructuring charges ........       --       0.9        --        --        --        --        --        --        --        --
Operating Income .............     13.1       9.6      16.4      15.0      27.1      26.5      19.3      14.0      14.1      13.1
Earnings before cumulative
  effect of accounting
  change(1) ..................     10.7       8.0      13.2      12.7      23.5      20.1      16.5      11.7      11.2      10.7
Net earnings .................     10.7       8.0      13.2      12.7      23.5      20.1      16.5      11.7      11.9      10.7
Earnings before cumulative
  effect of accounting
  change per share(1)(2) .....      .90       .67      1.06      0.96      1.61      1.34      1.08      0.73      0.68      0.66
Net earnings per share(2) ....      .90       .67      1.06      0.96      1.61      1.34      1.08      0.73      0.72      0.66
Cash dividends per share .....     0.14      0.14      0.14      0.14     0.125     0.091     0.067        --        --        --
Property, plant and
  equipment, net .............     14.5      14.9      15.9      15.4      14.1      11.3       9.7       7.2       5.6       5.6
Total assets .................    112.2     100.3      95.8     100.4     108.9     108.0      96.8      86.1      88.4      79.9
Long-term obligation .........   $   --    $   --    $   --    $   --    $  0.1    $  0.3    $   --    $   --    $   --    $   --
Return on sales ..............      7.3%      6.3%     10.2%     10.9%     15.1%     12.7%     12.1%     10.5%     10.6%     10.5%
Return on beginning assets ...     10.7%      8.3%     13.2%     11.7%     21.7%     20.7%     19.2%     13.2%     14.9%     15.0%
Diluted weighted average
  shares .....................   11.858    11.900    12.503    13.285    14.556    14.980    15.226    15.993    16.418    16.358

(1) In 1994 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(2)  Per share amounts are calculated using diluted average shares outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances.

        Certain of the Company's accounting policies are critical, as these policies are most important to the presentation of the Company's consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during fiscal 2002. Following are accounting policies management considers critical to the Company's consolidated results of operations and financial condition:

        REVENUE RECOGNITION

        Revenues from the sale of the Company's products to its dealers or customers are generally recognized upon the delivery of the product to the Company's dealers or customers. The Company recognizes revenue of certain low volume products only upon the earlier of when product is delivered by the dealer to an end-user customer or the dealer makes payment on the sale to the Company. The costs related to revenues, including the allowance for doubtful accounts, are recognized in the same period in which the specific revenues are recognized. Estimates used in the Company's revenue recognition and cost recognition process include, but are not limited to, estimates for rebates payable, cash discounts expected to be allowed, and the allowance for doubtful or uncollectible accounts. The Company does not record any revenue that is contingent or that is dependent upon future performance.

        INVENTORIES

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most inventories. Cost is determined by the weighted average method for inventories at the Company's foreign subsidiary in France and at the Company's dealership subsidiary Irrigation Specialists. The Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Note A to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

OVERVIEW

Fiscal 2002's revenues and earnings improved due to higher customer demand, expanded product offerings and improved gross margins. Operating revenues of $145.9 million were 15% more than the prior year's operating revenues of $126.7 million. Net earnings of $10.7 million were 34% greater than the prior year's net earnings of $8.0 million. The Company's balance sheet continues to feature strong financial ratios and no long term debt.

        Operating revenues during fiscal 2002 were also positively affected by the acquisition of several new business operations during fiscal 2001 and 2002. During March 2002, the Company acquired the business, including certain assets and liabilities, of Irrigation Specialists, Incorporated. This irrigation dealership based in Pasco, Washington has been established for more than 30 years and provides the Company a strategic distribution channel in a key regional market. During April 2002, the Company formed a wholly owned subsidiary, Lindsay America do Sul Ltda. (LSA), which acquired certain assets of Hidro Power Industria E Comercio De Equipamentos based in Brazil. This irrigation equipment production and sales operation provides the Company an important base in a key international market. (See Note B). During November 2001, the Company acquired certain assets of Injection Systems, Inc. This product line is marketed as injection systems under the GrowSmart brand.

RESULTS OF OPERATIONS

The following "Fiscal 2002 Compared to 2001" and the "Fiscal 2001 Compared to 2000" sections present an analysis of the Company's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note N to the financial statements.

FISCAL 2002 COMPARED TO 2001

The following table provides highlights for fiscal 2002 compared with fiscal
2001:

                                                       FOR THE YEARS ENDED
                                                           AUGUST 31,
                                                     ----------------------    % INCREASE
($ IN THOUSANDS)                                       2002          2001       (DECREASE)
----------------                                     --------      --------    -----------
Consolidated
   Operating Revenues ..........................     $145,890      $126,669        15.2%
   Cost of Operating Revenues ..................     $112,963      $ 98,739        14.4
   Gross Profit ................................     $ 32,927      $ 27,930        17.9
   Gross Margin ................................         22.6%         22.0%
   Selling, Engineering and Research, and
      General and Administrative Expenses ......     $ 19,811      $ 17,386        13.9
   Restructuring Charges .......................     $     --      $    899          --
   Operating Income ............................     $ 13,116      $  9,645        36.0
   Operating Margin ............................          9.0%          7.6%
   Interest Income, net ........................     $  1,647      $  1,754        (6.1)
   Other Income, net ...........................     $    551      $      2         N/A
   Income Tax Provision ........................     $  4,650      $  3,440        35.2
   Effective Income Tax Rate ...................         30.4%         30.2%
   Net Earnings ................................     $ 10,664      $  7,961        34.0
Irrigation Equipment Segment (See Note N)
   Operating Revenues ..........................     $132,718      $106,892        24.2
   Operating Income ............................     $ 22,216      $ 16,579        34.0
   Operating Margin ............................         16.7%         15.5%
Diversified Products Segment (See Note N)
   Operating Revenues ..........................     $ 13,172      $ 19,777       (33.4)
   Operating Income ............................     $  1,907      $  3,252       (41.4)%
   Operating Margin ............................         14.5%         16.4%

REVENUES

Fiscal 2002 operating revenues of $145.9 million were 15% greater than fiscal 2001's operating revenues of $126.7 million. Of this increase, $6.4 million was attributable to acquisitions which were completed during the third quarter of fiscal 2002. Excluding revenues from these acquisitions, fiscal 2002 operating revenues increased $12.8 million or 10%.

        Fiscal 2002 irrigation equipment revenues totaled $132.7 million, 24% greater than the prior year's irrigation equipment revenues of $106.9 million. Fiscal 2002 irrigation equipment revenues reflected incremental revenues from new operations, an expanded product offering and increased demand due to drier weather conditions in several key irrigation markets and improving commodity prices during the later part of fiscal 2002. Other revenues, primarily related to irrigation equipment transportation, are included in irrigation equipment revenues and totaled $2.7 million each in fiscal 2002 and 2001.

        Fiscal 2002 diversified products revenues totaled $13.2 million, a 33% decrease from the prior year's diversified product revenues of $19.8 million. Fiscal 2002's diversified products revenues decreased due to contract manufacturing customers relying less on outsourced manufacturing during the current economic cycle. Caterpillar Inc, Deere & Company, and New Holland North America, Inc each continued to be important customers.

        Demand in the Company's domestic irrigation market improved due to dry growing conditions and higher agricultural commodity prices. Fiscal 2002 began slowly, coming off of a year clouded with uncertainty over the pending farm bill, and sluggish commodity prices. September 11 contributed further to that uncertainty, but as the Company moved into the second fiscal quarter, uncertainty over the farm bill diminished and revenues began to recover.

During the spring, the U.S. Farm Bill was passed, which included the Environmental Quality Incentives Program (or EQIP) funds, to be used, in part, to aid farmers in improving water use efficiencies and in reducing soil erosion. Throughout the spring and summer, dry weather conditions further increased the immediate demand for irrigation equipment, and commodity prices began to be pushed higher. During the Company's traditionally slower fourth quarter, domestic demand slowed somewhat more than expected, as farmers waited for the government to process a high volume of applications for EQIP funds. During fiscal 2002, the Company also added new products to its irrigation equipment offering through acquisition, strategic alliances, and internal development. While the new products added to revenues in 2002, each addition strategically expanded the Company's offering, building an integrated solution for growers.

         Demand in the Company's international market for agricultural irrigation equipment improved, in total, during fiscal 2002. The revenue growth improved due to agricultural development projects and stronger global commodity prices. (See Note N) The European, African and Middle Eastern regions had revenue growth of 17% during the year, in part due to the Company's establishment of Lindsay Europe, SA in France in 2001. The South African market for irrigation equipment is a key growing market; however it has been challenging to export competitively to that market given the value of the South African Rand versus the U.S. Dollar and high freight costs. During the fourth quarter of 2002, the Company began activities to establish a sales, marketing, and limited-manufacturing base in the region.

        The Mexican and Latin American regions had revenue growth of 88% during the year, in part due to the Company's establishment of a local operation, Lindsay America do Sul Ltda., in April 2002. The Company anticipates continued revenue growth in the Mexican and Latin American markets in part due to its local operations and the strength of agricultural commodity exports from the region.

        Other international revenues increased 31% due to stronger commodity prices.

GROSS MARGIN

Gross margin of 22.6% for fiscal 2002 was improved over the prior year's 22.0%. Gross margin was positively impacted during the year by tighter cost controls, increased manufacturing throughput and a more favorable product pricing mix. Average selling prices for irrigation equipment increased slightly during the year, but these price increases were partially offset by raw material cost increases, primarily steel costs.

OPERATING EXPENSES

Fiscal 2002's selling, engineering and research, general and administrative (SG&A) expenses were $19.8 million, 8% higher than fiscal 2001's operating expenses of $18.3 million. The Company incurred incremental start-up and operating expenses, primarily personnel costs, as a result of its two third quarter acquisitions. Additionally, general and administrative expenses include increases of group and general liability insurance costs. During its second quarter of fiscal 2001, the Company recorded a $899,000 non-recurring restructuring charge for writing down, to net realizable value, the value of manufacturing equipment and processes that were discontinued.

INTEREST INCOME, OTHER INCOME AND TAXES

The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 month) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper. Fiscal 2002 interest income was $1.6 million compared to the prior year's interest income of $1.8 million. The decrease in interest income was due to a lower average interest rate on these investments, partially offset by an increase in the amount invested.

        Fiscal 2002 other income increased to $551,000, as the result of increased earnings from minority equity investments, foreign currency gains and the gains on sales of fixed assets.

        The effective tax rate during the year ended August 31, 2002 was 30.4% compared to 30.2% for the prior year. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt status of interest income from its municipal bond investments.

FISCAL 2001 COMPARED TO 2000

The following table provides highlights for fiscal 2001 compared with fiscal
2000.

                                                       FOR THE YEARS ENDED
                                                            AUGUST 31,
                                                      -----------------------      % INCREASE
($ IN THOUSANDS)                                        2001           2000        (DECREASE)
----------------                                      --------       --------      ----------
Consolidated
   Operating Revenues ..........................      $126,669       $129,785         (2.4)%
   Cost of Operating Revenues ..................      $ 98,739       $ 98,189          0.6
   Gross Profit ................................      $ 27,930       $ 31,596        (11.6)
   Gross Margin ................................          22.0%          24.3%
   Selling, Engineering and Research, and
      General and Administrative Expenses ......      $ 17,386       $ 15,170         14.6
   Restructuring Charges .......................      $    899       $     --          N/A
   Operating Income ............................      $  9,645       $ 16,426        (41.3)
   Operating Margin ............................           7.6%          12.7%
   Interest Income, net ........................      $  1,754       $  2,599        (32.5)
   Other Income, net ...........................      $      2       $    118        (98.3)
   Income Tax Provision ........................      $  3,440       $  5,935        (42.0)
   Effective Income Tax Rate ...................          30.2%          31.0%
   Net Earnings ................................      $  7,961       $ 13,208        (39.7)
Irrigation Equipment Segment (See Note N)
   Operating Revenues ..........................      $106,892       $115,618         (7.5)
   Operating Income ............................      $ 16,579       $ 23,266        (28.7)
   Operating Margin ............................          15.5%          20.1%
Diversified Products Segment (See Note N)
   Operating Revenues ..........................      $ 19,777       $ 14,167         39.6
   Operating Income ............................      $  3,252       $  2,670         21.8%
   Operating Margin ............................          16.4%          18.8%

REVENUES

Fiscal 2001 operating revenues of $126.7 million were 2.4 % less than fiscal 2000's operating revenues of $129.8 million.

        Fiscal 2001 irrigation equipment revenues totaled $106.9 million, 7.5% less than the prior year's irrigation equipment revenues of $115.6 million. The reduction in irrigation equipment revenues was due to the soft agricultural economy that began in December 2000. Incremental irrigation equipment revenues from the Company's Greenfield mini-pivot product, acquired in August of 2000, and Perrot's irrigation equipment products manufactured in France, acquired in March 2001, helped dampen the negative impact of the soft economy. Other revenues are included in irrigation equipment revenues and totaled $2.7 million in fiscal 2001 and $3.3 million in fiscal 2000.

        Fiscal 2001 diversified products revenues totaled $19.8 million, a 39.6% increase from the prior year's diversified product revenues of $14.2 million. Fiscal 2001's revenue from sales of the Company's large diameter thin walled steel tubing products were less than the prior year, while revenues from outsource manufacturing services sales were significantly greater than those of the prior year. Caterpillar Inc, Deere & Company, and New Holland North America, Inc. each continued to be important customers.

        Demand in the domestic market for almost all agricultural related capital equipment began to slow during the Company's second fiscal quarter (December through February) of 2001 due to lower agricultural commodity prices, the expectation of increased agricultural input costs including energy and fertilizer, and the resulting prospect of lower farm income. The Company's fiscal 2001 domestic irrigation revenues were negatively affected by this soft agricultural economy.

        Demand in the Company's international market for agricultural irrigation equipment improved, in total, during fiscal 2001. The European and Middle Eastern regions had revenue growth during the year, in part due to the Company's acquisition during the year of Perrot located in France. The revenue growth in these regions more than offset a reduction in revenues in the Company's other international markets, the result of the same low agricultural commodity prices that were present in the United States and by the strong U.S. dollar relative to certain other currencies.

GROSS MARGIN

Gross Margin of 22.0% for fiscal 2001 was lower than the prior year's 24.3%. Fiscal 2001's gross margin was negatively affected by a sales mix that was less favorable than that of the prior year, factory throughput that was lower than the prior year, and an unfavorable year-end inventory adjustment. Average selling prices for irrigation equipment increased slightly during the year while raw material cost reductions were offset by increased production labor and overhead costs.

OPERATING EXPENSES

Fiscal 2001's selling, engineering and research, general and administrative (SG&A) expenses of $17.4 million were 15% higher than fiscal 2000's SG&A expenses of $15.2 million. The Company opened retail outlets in southwestern Kansas during the first quarter of fiscal 2001 when it lost its independent dealer representation in the region. The costs associated with the Southwest Kansas outlets and the SG&A costs from its French operations, commencing during the Company's third quarter, account for the majority of the fiscal 2001 increase in SG&A expense. Additionally, during its second quarter of fiscal 2001, the Company recorded a $0.9 million non-recurring restructuring charge for writing down, to net realizable value, the value of manufacturing equipment and processes that were discontinued.

INTEREST INCOME, OTHER INCOME AND TAXES

Fiscal 2001 interest income was $1.8 million, 33% less than the prior year's interest income of $2.6 million due to a lower amount invested in municipal bonds and a lower interest rate earned on these investments.

        The effective tax rates during the year ended August 31, 2001 was 30.2% compared to 31.0% for the prior year. The Company benefited from an effective tax rate which was lower than the combined federal and state statutory rates primarily due to the federal tax exempt status of interest income from its municipal bond investments.

LIQUIDITY AND CAPITAL RESOURCES

The discussion of liquidity and capital resources refers to the balance sheet and statement of cash flows. The Company requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Historically, the Company has financed its growth through funds provided by operations.

        Cash flows provided by operations totaled $11.6 million in fiscal 2002 compared to $10.0 million in fiscal 2001. The cash flows provided by operating activities in fiscal 2002 were primarily due to net earnings adjusted for depreciation and amortization, offset by changes in assets and liabilities including decreased receivables and accounts payable along with increased inventories and other current liabilities. Other current liabilities (before acquisitions) increased $1.7 million as of August 31, 2002 over prior year due primarily to higher payroll and vacation accruals. Inventories (before acquisitions) increased $2.7 million as of August 31, 2002 over prior year due to an expanded product line. Accounts payable (before acquisitions) decreased $2.2 million as of August 31, 2002 over prior year.

        Cash flows used in investing activities of $15.3 million for fiscal 2002 compared to cash flows provided by investing activities of $8.0 million for fiscal 2001. The cash flows used in investing activities in fiscal 2002 were primarily attributable to purchases of marketable securities, acquisitions and capital expenditures, partially offset by proceeds from the maturity of marketable securities. The cash flows provided by investing activities in fiscal 2001 were primarily attributable to maturities of marketable securities, partially offset by purchases of marketable securities and capital expenditures.

        The Company's cash and short-term marketable securities totaled $25.7 million at August 31, 2002 compared to $24.4 million at August 31, 2001. At August 31, 2002, the Company had $25.4 million invested in long-term marketable securities, compared to $23.3 million at August 31, 2001. The Company's long-term marketable securities consist primarily of municipal debt with remaining maturities of 12 to 42 months.

        Cash flows used in financing activities of $1.4 million for fiscal 2002 were primarily attributable to dividends paid. Cash flows used in financing activities decreased from $3.6 million in fiscal 2001. During fiscal 2001, the Company paid both dividends and purchased treasury stock. The Company did not repurchase any of its common stock during fiscal 2002. The Company expended $1.9 million in fiscal 2001 to repurchase 108,800 shares of its common stock.

        Capital expenditures of $2.2 million during fiscal 2002 decreased from $2.9 million in fiscal 2001. Fiscal 2002 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate the Company's facilities. Capital expenditures for fiscal 2003 are expected to be approximately $3.0 to $4.0 million and will be used to improve the Company's facilities, expand its manufacturing capabilities and increase productivity.

        Depreciation and amortization totaled $3.4 million in both fiscal 2002 and 2001 and is expected to increase to approximately $3.6 million in fiscal 2003 due primarily to the acquisitions during fiscal 2002.

        The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 31, 2002. There have been no borrowings made under the revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.75% at August 31, 2002). The Base Rate will not be less than 4.50%. The Company expects to renew this line of credit on substantially similar terms.

        The Company believes its capitalization (including cash and marketable securities balances), operating cash flow and bank line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and any repurchases of common stock.

INFLATION

The Company is subject to the effects of changing prices. During fiscal 2002, the Company experienced price increases for purchases of certain commodities, and in particular steel products, used in the production of its products. The Company manages these inflationary pressures by actively pursuing internal cost reduction efforts and by introducing appropriate sales price increases.

MARKET CONDITIONS AND FISCAL 2003 OUTLOOK

Excluding any new acquisitions, the Company expects increased earnings on revenue growth of about 8% for fiscal 2003. The majority of fiscal 2003's increase in revenues and earnings is expected to occur during the Company's second (ending February 28th) and third (ending May 31st) quarters.

        In the domestic irrigation equipment market, stronger corn, soybean, wheat and potato commodity prices, in combination with low interest costs and the 2002 U.S. Farm Bill, should lead to a stronger farmer confidence level during fiscal 2003 and result in increased revenues for the Company. Additionally, the Company's dealer strengthening and repair parts initiatives should result in increased revenues.

        In the Company's international markets, the expansion of the Company's European and South American manufacturing capabilities is expected to improve its irrigation equipment market penetration during fiscal 2003. New expansion of the Company's manufacturing capabilities includes the start-up of operations in South Africa. During the year, the Company also expects to benefit from several additional international growth initiatives, which should improve the Company's international market position. Approximately 22%, 20%, and 17% of the Company's revenues were generated from international sales in fiscal years 2002, 2001, and 2000, respectively. Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa and South America are expected to generate the majority of the Company's fiscal 2003 international revenues.

        The Company's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rate.

        The Company's diversified products segment consists of two major products: large-diameter thin-wall round steel tubing and outsource manufacturing services. Diversified products customers for both products primarily consist of agricultural and industrial capital goods manufacturers. The Company anticipates that Caterpillar Inc., Deere & Company, and New Holland North America, Inc. will each continue to be significant outsource manufacturing customers during the year.

        The Company will continue to seek opportunities for the deployment of capital through acquisitions that are congruent with the Company's mission and that add incremental value for the Company's shareholders.

CONCERNING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties that could affect the Company's overall financial position include the continuing slowdown in the global and domestic economy that began in 2000; additional economic uncertainty created by the threat of continued terrorist acts and war, both of which could further reduce growth in the U.S. and worldwide economy; the effect of the economic slowdown on the Company's customers' ability to pay amounts owed to the Company; the continued decline in consumer confidence and related effects of a recession; inability to achieve earnings growth in fiscal 2003; inability to increase fiscal 2003 revenue above fiscal 2002; increased insurance costs following the events of September 11, 2001; the Company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the Company's businesses; financial viability of some distributors and dealers; the Company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; impact of the Internet and e-commerce on the Company's business and distribution channels; changes in distributor ownership; changes in distributors' or dealers' purchasing practices; the Company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the Company's ability to manage costs and capacity constraints at its manufacturing facilities; the Company's ability to cost-effectively eliminate any non-performing product lines; the Company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to retain and hire quality employees; threatened or pending litigation on matters relating to patent infringement, employment, and commercial disputes; and the impact of new accounting standards, including possible impairment charges of intangible assets related to Statement of Financial Accounting Standard (SFAS) No. 142.

        Particular risks and uncertainties facing the Company's international business at the present include weak economic conditions in global markets; heightened security for import and export shipments of components or finished goods; socio-economic conditions in some international markets, internal and external conflicts in or between foreign countries; currency fluctuations of the dollar against the Euro, Brazilian real, Australian dollar, Canadian dollar, South African rand and Mexican peso; competitive implications and price transparencies related to the Euro conversion; and tax law changes.

        In addition, the Company is subject to risks and uncertainties facing its industry in general, including changes in business, financial, and political conditions and the economy in general in both foreign and domestic markets; the uncertainty of the economic effect from terrorists' actions and the war on terrorism; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; seasonal factors in the Company's industry; unforeseen litigation; increased insurance costs following the September 11, 2001; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the Company's ability to maintain good relations with its employees.

        The Company wishes to caution readers not to place undue reliance on any forward-looking statement and to recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0 to 42 months) and the Company has the ability and intends to hold the investments in these marketable securities to maturity.

        The Company's U.S. export sales are principally U.S. dollar denominated, however the Company has manufacturing operations in the United States, France and Brazil and are starting such operations in South Africa. The Company purchases a portion of its components from third-party foreign suppliers. The Company also sell products in over 90 countries throughout the world. The majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. (See "Segment Reporting" in the Notes to consolidated financial statements for sales international region). The Company's most significant transactional foreign currency exposures are the Euro and the Brazilian Real in relation to the U.S. Dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. The Company attempts to manage our transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

        The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro and the Brazilian Real in relation to the U.S. Dollar.

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

/s/ RICHARD W. PAROD                         /s/ BRUCE C. KARSK
-----------------------------------          -----------------------------------
Richard W. Parod                             Bruce C. Karsk
President and                                Executive Vice President, Chief
Chief Executive Officer                      Financial Officer, Treasurer and
                                             Secretary


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:

We have audited the accompanying consolidated balance sheets of Lindsay Manufacturing Co. as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the 2002 and 2001 information in the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements and financial statement schedule of Lindsay Manufacturing Co. for the year ended August 31, 2000, were audited by other auditors whose report thereon dated September 28, 2000, expressed an unqualified opinion on those statements and schedule.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information for the years ended August 31, 2002 and 2001, set forth therein.

                                                  /s/ KPMG LLP
                                                  ------------
                                                  KPMG LLP

Omaha, Nebraska
October 4, 2002

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED AUGUST 31,
                                                         ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   2002          2001          2000
----------------------------------------                 --------      --------      --------
Operating revenues ................................      $145,890      $126,669      $129,785
Cost of operating revenues ........................       112,963        98,739        98,189
                                                         --------      --------      --------
Gross profit ......................................        32,927        27,930        31,596
                                                         --------      --------      --------
Operating expenses:
   Selling expense ................................         8,804         7,200         5,660
   General and administrative expense .............         8,630         7,885         7,446
   Engineering and research expense ...............         2,377         2,301         2,064
   Restructuring charges ..........................            --           899            --
                                                         --------      --------      --------
Total operating expenses ..........................        19,811        18,285        15,170
                                                         --------      --------      --------
Operating income ..................................        13,116         9,645        16,426
Interest income, net ..............................         1,647         1,754         2,599
Other income, net .................................           551             2           118
                                                         --------      --------      --------
Earnings before income taxes ......................        15,314        11,401        19,143
Income tax provision ..............................         4,650         3,440         5,935
                                                         --------      --------      --------
Net earnings ......................................      $ 10,664      $  7,961      $ 13,208
                                                         ========      ========      ========
Basic net earnings per share ......................      $   0.91      $   0.68      $   1.08
                                                         ========      ========      ========
Diluted net earnings per share ....................      $   0.90      $   0.67      $   1.06
                                                         ========      ========      ========
Average shares outstanding ........................        11,674        11,684        12,199
Diluted effect of stock options ...................           184           216           304
                                                         --------      --------      --------
Average shares outstanding assuming dilution ......        11,858        11,900        12,503
                                                         ========      ========      ========
Cash dividends per share ..........................      $  0.140      $  0.140      $  0.140
                                                         ========      ========      ========

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                   SHARES OF                               CAPITAL IN
                                                           --------------------------                        EXCESS
                                                            COMMON         TREASURY          COMMON        OF STATED
($ IN THOUSANDS)                                             STOCK           STOCK           STOCK           VALUE
                                                           ----------      ----------      ----------      ----------
Balance at August 31, 1999 ..........................      17,074,491       4,650,237      $   17,074      $    2,118
Comprehensive income:
  Net earnings ......................................              --              --              --              --
  Other comprehensive income:
    Minimum pension liability .......................              --              --              --              --

Total comprehensive income ..........................
Cash dividends ($0.140 per share) ...................              --              --              --              --
Net shares issued under stock option plan ...........         235,706              --             236             237
Stock option tax expense ............................              --              --              --            (144)
Acquisitions of common stock ........................              --         965,032              --              --
                                                           ----------      ----------      ----------      ----------
Balance at August 31, 2000 ..........................      17,310,197       5,615,269          17,310           2,211
Comprehensive income:
    Net earnings ....................................              --              --              --              --
    Other comprehensive income:
      Currency translation ..........................              --              --              --              --
         Minimum pension liability ..................              --              --              --              --

Total comprehensive income ..........................
Cash dividends ($0.140 per share) ...................              --              --              --              --
Net shares issued under stock option plan ...........          57,832              --              58             (78)
Stock option tax expense ............................              --              --              --             (54)
Acquisitions of common stock ........................              --         108,800              --              --
                                                           ----------      ----------      ----------      ----------
Balance at August 31, 2001 ..........................      17,368,029       5,724,069          17,368           2,079
Comprehensive income:
  Net earnings ......................................              --              --              --              --
  Other comprehensive income:
       Currency translation .........................              --              --              --              --
          Minimum pension liability, net of  tax ....              --              --              --              --

Total comprehensive income ..........................
Cash dividends ($0.140 per share) ...................              --              --              --              --
Net shares issued under stock option plan ...........          62,319              --              62             124
Stock option tax benefits ...........................              --              --              --             269
                                                           ----------      ----------      ----------      ----------
Balance at August 31, 2002 ..........................      17,430,348       5,724,069      $   17,430      $    2,472
                                                           ==========      ==========      ==========      ==========

                                                                                           ACCUMULATED
                                                                                              OTHER             TOTAL
                                                           RETAINED        TREASURY       COMPREHENSIVE     SHAREHOLDERS'
($ IN THOUSANDS)                                           EARNINGS          STOCK            LOSS             EQUITY
                                                          ----------       ----------     --------------    -------------
Balance at August 31, 1999 ..........................     $  134,708       $  (71,202)      $       --       $   82,698
Comprehensive income:
  Net earnings ......................................         13,208               --               --           13,208
  Other comprehensive income:
    Minimum pension liability .......................             --               --             (303)            (303)
                                                                                                             ----------
Total comprehensive income ..........................                                                            12,905
Cash dividends ($0.140 per share) ...................         (1,700)              --               --           (1,700)
Net shares issued under stock option plan ...........             --               --               --              473
Stock option tax expense ............................             --               --               --             (144)
Acquisitions of common stock ........................             --          (16,800)                          (16,800)
                                                          ----------       ----------       ----------       ----------
Balance at August 31, 2000 ..........................        146,216          (88,002)            (303)          77,432
Comprehensive income:
    Net earnings ....................................          7,961               --               --            7,961
    Other comprehensive income:
      Currency translation ..........................             --               --               (4)              (4)
         Minimum pension liability ..................             --               --             (367)            (367)
                                                                                                             ----------
Total comprehensive income ..........................                                                             7,590
Cash dividends ($0.140 per share) ...................         (1,636)              --               --           (1,636)
Net shares issued under stock option plan ...........             --               --               --              (20)
Stock option tax expense ............................             --               --               --              (54)
Acquisitions of common stock ........................             --           (1,896)              --           (1,896)
                                                          ----------       ----------       ----------       ----------
Balance at August 31, 2001 ..........................        152,541          (89,898)            (674)          81,416
Comprehensive income:
  Net earnings ......................................         10,664               --               --           10,664
  Other comprehensive income:
       Currency translation .........................             --               --             (191)            (191)
          Minimum pension liability, net of  tax ....             --               --              (49)             (49)
                                                                                                             ----------
Total comprehensive income ..........................                                                            10,424
Cash dividends ($0.140 per share) ...................         (1,631)              --               --           (1,631)
Net shares issued under stock option plan ...........             --               --               --              186
Stock option tax benefits ...........................             --               --                               269
                                                          ----------       ----------       ----------       ----------
Balance at August 31, 2002 ..........................     $  161,574       $  (89,898)      $     (914)      $   90,664
                                                          ==========       ==========       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             AT AUGUST 31,
                                                                                      -------------------------
($ IN THOUSANDS, EXCEPT PAR VALUES)                                                     2002            2001
-----------------------------------                                                   ---------       ---------
ASSETS
  Current assets:
   Cash and cash equivalents ...................................................      $  12,425       $  17,575
   Marketable securities .......................................................         13,289           6,845
   Receivables .................................................................         23,385          21,316
   Inventories .................................................................         15,583          10,112
   Deferred income taxes .......................................................          2,573           2,331
   Other current assets ........................................................            782             474
                                                                                      ---------       ---------
  Total current assets .........................................................         68,037          58,653

  Long-term marketable securities ..............................................         25,419          23,299
  Property, plant and equipment, net ...........................................         14,512          14,893
  Other noncurrent assets ......................................................          4,715           3,411
                                                                                      ---------       ---------
Total assets ...................................................................      $ 112,683       $ 100,256
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable ............................................................      $   6,068       $   5,590
   Other current liabilities ...................................................         13,640          11,234
                                                                                      ---------       ---------
   Total current liabilities ...................................................         19,708          16,824

   Other noncurrent liabilities ................................................          2,311           2,016
                                                                                      ---------       ---------
Total liabilities ..............................................................         22,019          18,840
                                                                                      ---------       ---------
  Commitments and Contingencies

  Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
     authorized, no shares issued and outstanding) .............................             --              --
   Common stock, ($1 par value, 25,000,000 shares authorized,
     17,430,348 and 17,368,029 shares issued in 2002 and 2001, respectively) ...         17,430          17,368
   Capital in excess of stated value ...........................................          2,472           2,079
   Retained earnings ...........................................................        161,574         152,541
   Less treasury stock (at cost, 5,724,069 shares) .............................        (89,898)        (89,898)
   Accumulated other comprehensive loss ........................................           (914)           (674)
                                                                                      ---------       ---------
  Total shareholders' equity ...................................................         90,664          81,416
                                                                                      ---------       ---------
Total liabilities and shareholders' equity .....................................      $ 112,683       $ 100,256
                                                                                      =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEARS ENDED AUGUST 31,
                                                                                --------------------------------------
($ IN THOUSANDS)                                                                  2002           2001           2000
----------------                                                                --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..........................................................      $ 10,664       $  7,961       $ 13,208
   Adjustments to reconcile net earnings to net cash
        provided by operating activities:
     Depreciation and amortization .......................................         3,402          3,359          2,960
     Non-cash restructuring charges relating to write-down ...............            --            749             --
     Amortization of marketable securities premiums, net .................          (212)          (311)           (29)
     (Gain) loss on sale of property, plant and equipment ................           (78)            10           (106)
     Provision for uncollectible accounts receivable .....................           271             87           (276)
     Deferred income taxes ...............................................          (242)           914            697
     Stock option tax benefits (expense) .................................           269            (54)          (144)
     Equity in net earnings of equity-method investments .................          (253)            (4)            --
     Other, net ..........................................................          (202)            --             12
   Changes in assets and liabilities:
     Receivables .........................................................           628         (2,488)        (4,394)
     Inventories .........................................................        (2,720)         2,898         (3,578)
     Other current assets ................................................          (308)          (245)           (79)
     Accounts payable ....................................................        (2,177)          (584)           475
     Other current liabilities ...........................................         1,674         (1,143)        (1,434)
     Current taxes payable ...............................................           397           (426)           743
     Other noncurrent assets and liabilities .............................           450           (686)             7
                                                                                --------       --------       --------
     Net cash provided by operating activities ...........................        11,563         10,037          8,062
                                                                                --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ............................        (2,217)        (2,929)        (3,464)
   Acquisitions of businesses ............................................        (4,813)        (1,010)          (545)
   Proceeds from sale of property, plant and equipment ...................           206             58            134
   Purchases of marketable securities held-to-maturity ...................       (15,904)       (10,049)       (18,414)
   Proceeds from maturities of marketable securities held-to-maturity ....         7,555         22,890         21,222
   Equity investment .....................................................           (80)          (975)            --
                                                                                --------       --------       --------
   Net cash (used in) provided by investing activities ...................       (15,253)         7,985         (1,067)
                                                                                --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligation .....................            --             --            (95)
   Proceeds from issuance of common stock under stock option
     plan, net (repurchases and cancellations) ...........................           186            (20)           473
   Dividends paid ........................................................        (1,631)        (1,636)        (1,700)
   Purchases of treasury stock ...........................................            --         (1,896)       (16,800)
                                                                                --------       --------       --------
   Net cash used in financing activities .................................        (1,445)        (3,552)       (18,122)
                                                                                --------       --------       --------
   Effect of foreign exchange rate changes on cash .......................           (15)            --             --
   Net (decrease) increase in cash and cash equivalents ..................        (5,135)        14,470        (11,127)
   Cash and cash equivalents, beginning of period ........................        17,575          3,105         14,232
                                                                                --------       --------       --------
   Cash and cash equivalents, end of period ..............................      $ 12,425       $ 17,575       $  3,105
                                                                                ========       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid .....................................................      $  4,397       $  3,587       $  4,517
   Interest paid .........................................................      $    140       $     82       $     32

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
   Defined benefit plan increase:
   Deferred tax asset ....................................................      $    458       $     --       $     --
   Additional minimum pension liability ..................................      $     49       $    367       $    303

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Lindsay Manufacturing Co. (the "Company" or "Lindsay") manufactures and distributes irrigation systems and manufactures other special metal products serving both domestic and international markets. The Company's principal operating facilities are located in Lindsay, Nebraska, USA. The Company's corporate office is located in Omaha, Nebraska, USA. The Company also has foreign operating facilities in France and Brazil.

A. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

(1) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

(2) REVENUE RECOGNITION

Revenues from the sale of the Company's products to its dealers or customers are generally recognized upon the delivery of the product to the Company's dealers. The Company recognizes revenue of certain low volume products only upon the earlier of when the product is delivered by the dealer to an end-user customer or the dealer makes payment to the Company.

        The costs related to revenues, including the allowance for doubtful accounts, are recognized in the same period in which the specific revenues are recognized.

        Estimates used in the Company's revenue recognition and cost recognition process include, but are not limited to, estimates for rebates payable, cash discounts expected to be allowed, and the allowance for doubtful or uncollectible accounts.

        The Company does not record any revenue that is contingent or that is dependent upon future performance.

(3) WARRANTY COSTS

Cost of operating revenues includes warranty costs of $1,275,000, $1,645,000 and $1,026,000 for the years ended August 31, 2002, 2001 and 2000, respectively. Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At August 31, 2002, the Company's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity as management of the Company has determined that it has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

        The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at August 31, 2002, were $38,708,000, $595,000, $56,000 and
$39,247,000, respectively, of which $13,289,000 in marketable securities mature within one year and $25,419,000 in long term marketable securities have maturities ranging from 12 to 42 months.

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

(5) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most inventories. Cost is determined by the weighted average method for inventories at the Company's foreign subsidiary in France and at the Company's dealership subsidiary Irrigation Specialists. The Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost. The Company's policy is to capitalize expenditures for major renewals and betterments and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 20 to 30 years; equipment -- three to 10 years; other -- two to 20 years; and leasehold improvements -- term of lease. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying amount of the asset, a loss is recognized based upon the difference between the fair value of the asset and its carrying value. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in the consolidated statements of operations.

        During the second quarter of fiscal 2001, the Company took a pre-tax non-recurring restructuring charge of $899,000 or $0.05 per share after tax. Of this total restructuring charge, $749,000 was for a write-down to net realizable value, the value of fixed assets associated with a manufacturing process under development since 1998 that was discontinued due to difficulty in ensuring quality consistency that would satisfy the Company's customers' needs and $150,000 for other costs related to manufacturing processes for which the decision and plan to discontinue were made in the second quarter of fiscal 2001.

(7) EQUITY INVESTMENTS

The Company has equity investments accounted for under the equity method. These investments are included in other assets. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. A series of historic and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss would be recorded (See Note H).

(8) GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets arising from acquisitions. Goodwill associated with acquisitions occurring prior to July 1, 2001 has been amortized on a straight line basis over 20 years. In accordance with the transitional requirements of FAS 141, "Business Combinations" and FAS 142, "Goodwill and Other Intangible Assets", the Company does not amortize any goodwill arising from acquisitions occurring on or after July 1, 2001. Goodwill is classified with other non-current assets (See Note H). Beginning in fiscal 2003, the Company will not amortize goodwill, but rather will test goodwill for impairment at least annually according to SFAS 142.

(9) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

        At August 31, 2002, options to purchase 203,562 shares of common stock at a weighted average price of $25.97 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and May 3, 2012.

        At August 31, 2001, options to purchase 232,000 shares of common stock at a weighted average price of $22.21 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and April 27, 2011.

        At August 31, 2000, options to purchase 99,750 shares of common stock at a weighted average price of $27.13 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

(10) USE OF ESTIMATES

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

(11) RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements amounts to conform to the current-year presentation.

(12) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", replacing SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is adopting the provisions of SFAS No. 144 during the first quarter of fiscal 2003, as required. Management does not expect the adoption of SFAS No. 144 will have a material impact on the Company's consolidated financial statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company is adopting the provisions of SFAS No. 142 during the first quarter of fiscal 2003, as required. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

B. ACQUISITIONS

The Company purchased the assets of Oasis Enterprises, Inc. based in Nunn, Colorado in August 2000. This separate line of center pivot and lateral move irrigation equipment which is used primarily on small fields from 1 to 60 acres is manufactured and marketed under the Company's Greenfield tradename (trademark applied for). The purchase was a cash transaction with an annual earnout provision if certain revenue levels are achieved during the first four years. The goodwill asset resulting from this purchase may increase if and when annual earnouts are incurred over the four year earnout period. Management expects the aggregate earnout to be less than $500,000.

        In March 2001, the Company acquired 100% of the stock of Perrot SA (now Lindsay Europe SA), a manufacturer of irrigation systems located in La Chapelle d' Aligne, France, for approximately $1.0 million in cash. The acquisition was accounted for under the purchase method of accounting. The purchase resulted in recording approximately $0.3 million of goodwill, representing the amount of cash paid in excess of the estimated fair value of the assets acquired less liabilities assumed, which was being amortized using a useful life of 20 years through August 31, 2002. The results of operations for Lindsay Europe SA have been included in the Company's consolidated results from the acquisition date.

        During November 2001, the Company acquired certain assets of Injection Systems, Inc. for $255,000 in cash. This product line will be marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and intangibles including a patent of $100,000, plans/specifications of $75,000 and a tradename of $22,000. The patent is being amortized over its remaining life at the time of acquisition of 16 years; the plans/specifications are being amortized over an estimated realizable period at the time of acquisition of 20 years; the tradename is being amortized over a period of 12 months. There was no goodwill associated with this acquisition.

        During March 2002, the Company acquired the business of Irrigation Specialists, Incorporated for $3.6 million in cash. This irrigation dealership based in Pasco, Washington has been established for more than 30 years and provides the Company a strategic distribution channel in a key regional market. The purchase price allocated to assets and liabilities consisted of trade accounts receivable of $2.7 million, inventory of $2.5 million, fixed assets of $823,000, other assets of $8,000, non-compete agreement of $300,000, customer lists of $80,000, tradename/trademark of $180,000, trade payables of $2.7 million and other liabilities of $335,000. The intangible assets, relate to covenants for non-competes, are being amortized over 5 years. The customer list will be amortized over a period of three years. The tradename/trademark will be carried at its fair value supported by the incremental value of the business' operating results considered to be generated. There was no goodwill established with this acquisition.

        During April 2002, the Company acquired a portion of the assets of Hidro Power Industria E Comercio De Equipamentos for $979,000 in cash, including direct acquisition costs of $161,000. This irrigation equipment production and sales operation (now Lindsay America do Sul Ltda.) provides the Company an important base in a key international market. The assets acquired in this acquisition consisted of inventory of $230,000, fixed assets of $265,000, goodwill of $334,000 and a non-compete covenant of $100,000. The non-compete agreement will be amortized over three years. The goodwill and trademark will not be amortized.

The following unaudited pro forma data summarizes the combined results of operations of the Company for the periods indicated as if the acquisition of Irrigation Specialists, Inc. had been completed on September 1, 2000. The pro forma data gives effect to the actual operating results prior to the acquisition, amortization of acquisition related intangibles and income taxes. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 1999, or that may be obtained in the future. Pro forma data is not presented for other acquisitions, as these amounts are considered immaterial.


                    (UNAUDITED)
                                                          FOR THE YEARS ENDED
                                                               AUGUST 31,
                                                        ------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                  2002            2001
----------------------------------------                --------        --------
Revenues .......................................        $150,566        $138,830
Net income .....................................          10,495           7,796
Net income per share -- basic ..................            0.90            0.67
Net income per share -- diluted ................        $   0.89        $   0.66

C. OTHER INCOME, NET

                                                                  FOR THE YEARS ENDED AUGUST 31,
                                                                 --------------------------------
$ IN THOUSANDS                                                    2002         2001         2000
--------------                                                   ------       ------       ------
Other income, net:
  Litigation settlement ...................................      $   (6)      $   --       $  (30)
  Gain (loss) on sales of fixed assets ....................          78          (10)         106
  Foreign currency transaction gains, net .................         217           --           --
  Finance charges .........................................          26           31           56
  Equity in net earnings of equity-method investment ......         253            4           --
  All other, net ..........................................         (17)         (23)         (14)
                                                                 ------       ------       ------
Total other income, net ...................................      $  551       $    2       $  118
                                                                 ======       ======       ======

D. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

                                              FOR THE YEARS ENDED AUGUST 31,
                                          --------------------------------------
$ IN THOUSANDS                              2002           2001           2000
--------------                            --------       --------       --------
United States ......................      $ 15,959       $ 11,543       $ 19,143
Foreign ............................          (645)          (142)            --
                                          --------       --------       --------
                                          $ 15,314       $ 11,401       $ 19,143
                                          ========       ========       ========

Significant components of the income tax provision are as follows:

                                               FOR THE YEARS ENDED AUGUST 31,
                                             -----------------------------------
$ IN THOUSANDS                                 2002         2001          2000
--------------                               -------       -------       -------
Current:
  Federal .............................      $ 4,022       $ 2,226       $ 4,907
  State ...............................          412           300           331
  Foreign .............................           --            --            --
                                             -------       -------       -------
      Total current ...................        4,434         2,526         5,238
                                             -------       -------       -------

Deferred:
  Federal .............................          279           845           625
  State ...............................           30            92            72
  Foreign .............................          (93)          (23)           --
                                             -------       -------       -------
      Total deferred ..................          216           914           697
                                             -------       -------       -------
      Total income tax provision ......      $ 4,650       $ 3,440       $ 5,935
                                             =======       =======       =======

Total income tax provision resulted in effective tax rates differing from that of the statutory federal income tax rates. The reasons for these differences are:

                                                                               FOR THE YEARS ENDED AUGUST 31,
                                                            --------------------------------------------------------------------
                                                                    2002                     2001                    2000
                                                            ------------------       ------------------       ------------------
$ IN THOUSANDS                                              AMOUNT         %         AMOUNT         %         AMOUNT         %
--------------                                              -------       ----       -------       ----       -------       ----
U.S. statutory rate ..................................      $ 5,250       34.3       $ 3,876       34.0       $ 6,622       34.6
State and local taxes, net of federal tax benefit ....          302        2.0           351        3.0           269        1.4
Qualified export activity ............................         (136)      (0.9)         (165)      (1.4)         (113)      (0.6)
Municipal bond interest income .......................         (471)      (3.1)         (480)      (4.2)         (702)      (3.7)
Research and development tax credits .................         (141)      (0.9)         (144)      (1.2)         (131)      (0.7)
Other ................................................         (154)      (1.0)            2         --           (10)        --
                                                            -------       ----       -------       ----       -------       ----
Effective rate .......................................      $ 4,650       30.4       $ 3,440       30.2       $ 5,935       31.0
                                                            =======       ====       =======       ====       =======       ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       FOR THE YEARS ENDED
                                                            AUGUST 31,
                                                      ---------------------
$ IN THOUSANDS                                          2002          2001
--------------                                        -------       -------
Recognition of minimum pension liability .......          458            --
Foreign items ..................................          260           167
Book depreciation less than tax ................         (185)         (137)
Employee benefits ..............................        1,140         1,601
Inventory adjustments ..........................           52           160
Accruals not currently deductible for taxes ....          848           540
                                                      -------       -------
Net deferred tax assets ........................      $ 2,573       $ 2,331
                                                      =======       =======

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely that not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At August 31, 2002, the Company has a foreign subsidiary net operating loss carry forwards for income tax purposes of $787,000. Management does not believe there are significant uncertainties surrounding realization of the deferred tax assets, and, consequently, has not provided a valuation allowance for deferred tax assets at August 31, 2002 and 2001.


E. RECEIVABLES

                                                              AUGUST 31,
                                                        -----------------------
$ IN THOUSANDS                                            2002           2001
--------------                                          --------       --------
Trade accounts and notes .........................      $ 24,221       $ 21,893
Allowance for doubtful accounts ..................          (836)          (577)
                                                        --------       --------
Net receivables ..................................      $ 23,385       $ 21,316
                                                        ========       ========

F. INVENTORIES

                                                               AUGUST 31,
                                                        -----------------------
$ IN THOUSANDS                                            2002           2001
--------------                                          --------       --------
First-in, first-out (FIFO) inventory .............      $ 14,461       $ 11,989
LIFO reserves ....................................        (3,153)        (2,551)
Obsolescence reserve .............................          (359)          (629)
Weighted average inventory .......................         4,634          1,303
                                                        --------       --------
Total inventories ................................      $ 15,583       $ 10,112
                                                        ========       ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                  AUGUST 31,
                                                               ----------------
                                                               2002        2001
                                                               ----        ----
Raw materials ..........................................         11%         12%
Work in process ........................................          4%          5%
Finished goods and purchased parts .....................         85%         83%

G. PROPERTY, PLANT AND EQUIPMENT

                                                                      AUGUST 31,
                                                               ---------------------
$ IN THOUSANDS                                                  2002          2001
---------------                                                -------        ------
   Land ....................................................   $   336      $     70
   Buildings ...............................................     9,072         8,628
   Equipment ...............................................    35,242        32,416
   Other ...................................................     2,897         2,339
                                                               -------      --------
Total property, plant, and equipment........................    47,547        43,453
Accumulated depreciation and amortization...................   (33,035)      (28,560)
                                                               -------      ---------
Property, plant and equipment, net  ........................   $14,512      $ 14,893
                                                               =======        =======

H. OTHER NONCURRENT ASSETS

$ IN THOUSANDS                                                               2002        2001
--------------                                                              ------      ------
Equity method investments ............................................      $1,311      $  979
Goodwill, net of accumulated amortization of $16 and $20 .............       1,170         737
Split dollar life insurance ..........................................         878         858
Intangible pension asset .............................................         511         580
Other intangibles, net of accumulated amortization of $25 and $0 .....         830          --
Other ................................................................          15         257
                                                                            ------      ------
Total other noncurrent assets ........................................      $4,715      $3,411
                                                                            ======      ======

I. OTHER CURRENT LIABILITIES

                                                                 AUGUST 31,
                                                            --------------------
$ IN THOUSANDS                                                2002         2001
--------------                                              -------      -------
Payroll and vacation .................................      $ 3,499      $ 2,349
Retirement plan ......................................        2,029        1,911
Taxes, other than income .............................        1,089          760
Insurance ............................................        1,711        1,301
Dealer service, commission and related items .........        1,865        1,921
Warranty .............................................        1,266        1,396
Other ................................................        2,181        1,596
                                                            -------      -------
Total other current liabilities ......................      $13,640      $11,234
                                                            =======      =======

J. CREDIT ARRANGEMENTS

The Company has availability under an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 31, 2002. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.75% at August 31, 2002). The Base Rate will not be less than 4.50%. The Company expects to renew this line of credit on substantially similar terms.

K. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is contingently liable under arrangements with its third-party financing vendors for limited financing guarantees, and in some instances full guarantees, aggregating up to a maximum exposure of approximately $1.3 million at August 31, 2002 compared to $1.0 million at August 31, 2001. These limited financing guarantees relate to financing provided by third-party financing vendors to facilitate the financing of the Company's irrigation equipment sold through its authorized dealer network to the dealer's customers. Additionally, the Company has issued a guarantee to facilitate the issuance of long term debt to a third party totaling approximately $200,000 at August 31, 2002 compared to $1.1 million at August 31, 2001. The risk of loss to the Company under the above agreements is minimal, in management's opinion, due to the value of the financed irrigation equipment.

        The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At August 31, 2002, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

FISCAL YEARS                                                     (IN THOUSANDS)
------------                                                     --------------
2003 ..........................................................      $  363
2004 ..........................................................         343
2005 ..........................................................         266
2006 ..........................................................         255
2007 ..........................................................         219
Thereafter ....................................................       1,158
                                                                     ------
Total minimum lease payments ..................................      $2,604
                                                                     ======

L. RETIREMENT PLANS

During 1996, the Company adopted an amended and restated defined contribution profit-sharing plan to include a 401(k) provision covering all employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company's total contributions charged to expense under this plan were $314,000 for the year ended August 31, 2002, $283,000 the year ended August 31, 2001 and $750,000 for the year ended August 31, 2000.

        A supplementary non-qualified, non-funded retirement plan for certain executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.

Cost and the assumptions for the Company's supplemental retirement plan include the following components:

                                                      FOR THE YEARS ENDED AUGUST 31,
                                                   -----------------------------------
$ IN THOUSANDS                                       2002         2001           2000
--------------                                     -------       -------       -------
Change in benefit of obligation:
Benefit obligation at beginning of year .....      $ 3,237       $ 2,778       $ 1,868
Service cost ................................           15            13            75
Interest cost ...............................          218           187           131
Actuarial loss ..............................          700           395           704
Benefits paid ...............................         (226)         (136)           --
                                                   -------       -------       -------
Benefit obligation at end of year ...........      $ 3,944       $ 3,237       $ 2,778
                                                   -------       -------       -------

Funded status ...............................      $(3,944)      $(3,237)      $(2,778)
Unrecognized net actuarial loss .............        1,915         1,326         1,009
                                                   -------       -------       -------
Net amount recognized .......................      $(2,029)      $(1,911)      $(1,769)
                                                   =======       =======       =======

                                                                               FOR THE YEARS ENDED AUGUST 31,
                                                                           -------------------------------------
$ IN THOUSANDS                                                               2002          2001            2000
--------------                                                             -------        -------        -------
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost ................................................      $ 2,029        $ 1,911        $ 1,769
Intangible pension asset ............................................         (511)          (580)          (649)
Additional benefit liability ........................................        1,688          1,250            952
Other comprehensive loss ............................................       (1,177)          (670)          (303)
                                                                           -------        -------        -------
Net amount recognized ...............................................      $ 2,029        $ 1,911        $ 1,769
                                                                           =======        =======        =======

Weighted-average assumptions as of year ends:
Discount rate .......................................................         7.00%          7.00%          7.00%
Assumed rates of compensation increases .............................         3.50%          3.50%          3.50%

Components of net periodic benefit cost:
Service cost ........................................................      $    15        $    13        $    75
Interest cost .......................................................          218            187            131
Net amortization and deferral .......................................          111             78             52
                                                                           -------        -------        -------
Total ...............................................................      $   344        $   278        $   258
                                                                           =======        =======        =======

M. STOCK OPTIONS

The Company adopted a Long-Term Incentive Plan in October 1988 (1988 Plan), which provides for awards of stock options, stock appreciation rights, stock indemnification rights and restricted stock (collectively stock awards) to officers and key employees. Options may be granted at, above or below the fair market value of the stock at the date of the grant and are exercisable within periods specified by the Company's Compensation Committee. Options currently vest ratably over five years and expire ten years from the grant dates.

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

    On January 30, 2001, the shareholders approved the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan supercedes the 1988 Plan and 1991 Plan and no further options or other awards will be granted under the 1988 Plan and 1991 Plan (the "Prior Plans"). The 2001 Plan is similar in most material respects to the 1991 Plan and provides for awards of stock options, restricted stock or stock appreciation rights ("SARs") to employees of the Company and for annual awards of stock options to nonemployee directors. A total of 900,000 shares of the Company's common stock may be issued under the Plan, subject to adjustments to reflect stock splits and similar events. If options or restricted stock awarded under the 2001 Plan (or options issued under the Prior Plans or outside of the Prior Plans) terminate without being fully vested or exercised, those shares will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Grants of stock options in 2002, 2001 and 2000 have occurred with exercise prices at current quoted market prices for the Company's stock on the dates of the grants. Accordingly, no compensation cost has been recognized for the stock option shares in the accompanying consolidated financial statements. Had compensation cost for the Company's stock option shares been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             AUGUST 31,
                                                 ------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS           2002          2001          2000
----------------------------------------         --------      --------      --------
Net earnings - as reported ................      $ 10,664      $  7,961      $ 13,208
Net earnings - pro forma ..................      $  9,473      $  6,967      $ 12,389
Net earnings per share - as reported ......      $   0.90      $   0.67      $   1.06
Net earnings per share - pro forma ........      $   0.80      $   0.59      $   0.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2002, 2001 and 2000, dividend yield of 0.6% to 0.8%, expected volatility of 35.2% to 36.5%, risk-free interest rates ranging from 5.2% to 6.4 %, and expected lives of the options of 7 years.

A summary of the status of the Company's stock plans is presented below:

                                                        FOR THE YEARS ENDED AUGUST 31,
RESTRICTED SHARES                                     ------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                2002          2001          2000
----------------------------------------              --------      --------      --------
Number of shares issued ........................            --            --        50,625
Average price ..................................      $     --      $     --         17.06
Total value of shares issued ...................      $     --      $     --      $    864
Total compensation cost recognized in the
    statements of operations ...................      $     --      $     --      $    (58)

OPTION SHARES                                                              NUMBER OF SHARES    AVERAGE PRICE
-------------                                                              ----------------    -------------
Officers, Directors and Key Employees:
Outstanding at August 31, 1999 .........................................         886,544          $10.96
   Granted .............................................................         390,500           14.33
   Exercised ...........................................................        (263,344)           3.76
   Cancelled ...........................................................         (96,757)          16.00
                                                                              ----------
Outstanding at August 31, 2000 .........................................         916,943           13.93
                                                                              ==========
Exercisable at August 31, 2000 .........................................         385,106           11.23
                                                                              ==========
Weighted average fair value of options granted during fiscal 2000 ......                            9.91
Outstanding at August 31, 2000 .........................................         916,943           13.93
   Granted .............................................................         172,750           18.44
   Exercised ...........................................................        (107,525)           8.59
                                                                              ----------
Outstanding at August 31, 2001 .........................................         982,168           15.30
                                                                              ==========
Exercisable at August 31, 2001 .........................................         391,318           13.51
                                                                              ==========
Weighted average fair value of options granted during fiscal 2001 ......                            8.63
Outstanding at August 31, 2001 .........................................         982,168           15.30
   Granted .............................................................         164,563           22.95
   Exercised ...........................................................        (117,947)          10.53
   Cancelled ...........................................................         (25,241)          20.04
                                                                              ----------
   Outstanding at August 31, 2002 ......................................       1,003,543           17.00
                                                                              ==========
Exercisable at August 31, 2002 .........................................         410,331           15.54
                                                                              ==========
Weighted average fair value of options granted during fiscal 2002 ......                          $ 9.65

The number of stock awards available for grant under the stock option plans are 728,827, 868,149 and 140,899 shares as of August 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about the Company's Common Stock options outstanding at August 31, 2002:

                                    OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                  -----------------------    -----------------------
                                    WEIGHTED
                                    AVERAGE
  RANGE OF          NUMBER         REMAINING     WEIGHTED      NUMBER       WEIGHTED
  EXERCISE        OUTSTANDING     CONTRACTUAL    AVERAGE     EXERCISABLE     AVERAGE
   PRICES          AT 8/31/02        LIFE          PRICE      AT 8/31/02      PRICE
-------------     -----------     ----------     --------    -----------    --------
$8.37-10.22          116,993      1.87 years      $ 8.82        116,993      $ 8.82
14.00-20.00          682,988      7.61 years       15.73        225,688       15.27
$26.17-28.17         203,562      7.80 years      $25.97         67,650      $28.05
                   ---------                                  ---------
                   1,003,543                                    410,331
                   =========                                  =========

N. INDUSTRY SEGMENT INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                     FOR THE YEARS ENDED AUGUST 31,
                                                    --------------------------------
$ IN MILLIONS                                        2002         2001         2000
-------------                                       ------       ------       ------
Operating revenues:
   Irrigation ................................      $132.7       $106.9       $115.6
   Diversified products ......................        13.2         19.8         14.2
                                                    ------       ------       ------
Total operating revenues .....................      $145.9       $126.7       $129.8
                                                    ======       ======       ======
Operating income:
   Irrigation ................................      $ 22.2       $ 16.6       $ 23.2
   Diversified products ......................         1.9          3.2          2.7
                                                    ------       ------       ------
Segment operating income .....................        24.1         19.8         25.9
Unallocated general & administrative and
   engineering & research expenses ...........       (11.0)       (10.2)        (9.5)
Interest and other income, net ...............         2.2          1.8          2.7
                                                    ------       ------       ------
Earnings before income taxes .................      $ 15.3       $ 11.4       $ 19.1
                                                    ======       ======       ======

                                           FOR THE YEARS ENDED AUGUST 31,
                                           ------------------------------
$ IN MILLIONS                               2002        2001        2000
-------------                              ------      ------      ------
Geographic area revenues:
   United States ....................      $113.8      $102.0      $107.8
   Europe, Africa & Middle East .....        17.2        14.7         8.9
   Mexico & Latin America ...........         6.0         3.2         5.1
   Other International ..............         8.9         6.8         8.0
                                           ------      ------      ------
   Total revenues ...................      $145.9      $126.7      $129.8
                                           ======      ======      ======

O. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2002 and 2001:

                                                FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                               ----------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS       NOVEMBER     FEBRUARY       MAY        AUGUST
----------------------------------------       --------     --------     -------      -------
Fiscal 2002
   Operating revenues ...................      $28,545      $40,668      $44,133      $32,544
   Cost of operating revenues ...........       22,935       30,586       32,580       26,862
   Earnings before income taxes .........        1,573        5,746        6,832        1,163
   Net earnings .........................        1,095        3,955        4,714          900
   Diluted net earnings per share .......      $  0.09      $  0.33      $  0.40      $  0.08
   Market price (NYSE)
     High ...............................      $ 18.86      $ 21.60      $ 25.85      $ 24.10
     Low ................................      $ 16.50      $ 18.30      $ 20.10      $ 20.00
Fiscal 2001
   Operating revenues ...................      $33,956      $28,275      $39,032      $25,406
   Cost of operating revenues ...........       26,228       21,616       29,580       21,315
   Earnings before income taxes .........        3,676        1,114        5,680          931
   Net earnings .........................        2,536          769        3,931          725
   Diluted net earnings per share .......      $  0.21      $  0.06      $  0.33      $  0.06
   Market price (NYSE)
     High ...............................      $ 22.19      $ 26.00      $ 20.00      $ 19.15
     Low ................................      $ 18.00      $ 19.69      $ 17.00      $ 17.40

2002: Fourth-quarter adjustments resulting in a net decrease in pre-tax earnings of $145,000 were made to inventory accounts (due to physical inventory), the LIFO inventory reserve and the obsolete inventory reserve. Additional fourth-quarter accrual adjustments, for compensation costs including bonus earnouts, vacation pay, unemployment taxes and severance payments, decreased pre-tax earnings $157,000. Offsetting this were $195,000 accrual reductions made for dealer related items, a $100,000 accrual reduction for insurance, and a $217,000 foreign currency transaction gain on current accounts.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Reported in Form 8-K as filed by the Company on October 4, 2001.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2002. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the Proxy Statement. Information about Executive Officers is shown on page 6 of this filing.

        Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes that it complied with all section 16 filing requirements during the fiscal year ended August 31, 2002 except for late filings of Form 3 Initial Statement of Beneficial Ownership of Securities: (1) Dave McIntosh, due April 15, 2002, filed April 16, 2002; (2) Thomas Costanza, due June 5, 2002, filed July 9, 2002, Form 4 Statement of Changes in Beneficial Ownership: Bob S. Snoozy, due April 10, 2002, filed April 16, 2002 and Form 5 Annual Statement of Changes in Beneficial Ownership: Eduardo R. Enriquez, due October 15, 2001, filed October 31, 2001.

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

ITEM 14 -- CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the company's current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this annual report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

        The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.

                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants.................................................     16
Consolidated Statements of Operations for the Years
     ended August 31, 2002, 2001 and 2000.........................................     17
Consolidated Balance Sheets at
     August 31, 2002 and 2001.....................................................     18
Consolidated Statements of Shareholders' Equity and Comprehensive Income
     for the years ended August 31, 2002, 2001 and 2000...........................     17
Consolidated Statements of Cash Flows for the Years
     ended August 31, 2002, 2001 and 2000.........................................     19

Notes to Consolidated Financial Statement.........................................    20-30

(a)(2) Financial Statement Schedule

                                                                                      PAGE
                                                                                      ----
Report of Independent Accountants.................................................     16

Schedule

Valuation and Qualifying Accounts -
      Years ended August 31, 2002, 2001 and 2000..................................     38

        Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                         DESCRIPTION                                    NUMBER
------                         -----------                                  ----------
3(a)    Restated Certificate of Incorporation of the Company,
        incorporated by reference to Exhibit 3(a) to the Company's
        Report on Form 10-Q for the fiscal quarter ended February
        28, 1997.                                                                -

3(b)    By-Laws of the Company amended and restated by the Board of
        Directors on April 28, 2000, incorporated by reference to
        Exhibit 3(b) of the Company's Annual Report on Form 10-K for
        the fiscal year ended August 31, 2000.                                   -

3(c)    Certificate of Amendment of the Restated Certificate of
        Incorporation of Lindsay Manufacturing Co. dated February 7,
        1997, incorporated by reference to Exhibit 3(b) to the
        Company's Report on Form 10-Q for the fiscal quarter ended
        February 28, 1997.                                                       -

4(a)    Specimen Form of Common Stock Certificate incorporated by
        reference to Exhibit 4 to the Company's report on Form 10-Q
        for the fiscal quarter ended November 30, 1997.                          -

10(a)   Lindsay Manufacturing Co. Executive Compensation Plan
        incorporated by reference to Exhibit 10(a) to the Company's report on Form 10-Q for the fiscal quarter ended February 28,
        1998.                                                                    -

10(b)   Agreement between the Company and Gary D. Parker, effective
        December 1, 1999 incorporated by reference to Exhibit 10(a)
        to the Company's Report on Form 10-Q for the fiscal quarter
        ended November 30, 1999.                                                 -

10(c)   Indemnification Agreement between the Company and its
        directors and officers, dated October 10, 1988, incorporated by reference to Exhibit 10(f) of the Company's Annual Report
        on Form 10-K for the fiscal year ended August 31, 1988.                  -

10(d)   Lindsay Manufacturing Co. Long-Term Incentive Plan,
        incorporated by reference to amended Exhibit 10(h) of
        Amendment No. 3 to the Company's Registration Statement
        on Form S-1 (Registration No. 33-23084), filed September
        23, 1988.                                                                -

                               a(3) EXHIBIT INDEX

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                         DESCRIPTION                                    NUMBER
------                         -----------                                  ----------
10(e)   Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration
        Statement on Form S-1 (Registration No. 33-23084), filed
        July 15, 1988.                                                           -

10(f)   Lindsay Manufacturing Co. amended and restated 1991 Long-Term
        Incentive Plan, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year
        ended August 31, 2000.                                                   -

10(g)   Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit
        10(a) of the Company's Report on Form 10-Q for the fiscal
        quarter ended May 31, 2000.                                              -

10(h)   Lindsay Manufacturing Co. Supplemental Retirement Plan,
        incorporated by reference to Exhibit 10(j) of the Company's
        Annual Report on Form 10K for the fiscal year ended August
        31, 1994.                                                                -

10(i)   Lindsay Manufacturing Co. 2001 Amended and Restated Long-term
        Incentive Plan, incorporated by reference to Exhibit 10(i)
        of the Company's Annual Report on Form 10K for the fiscal
        year ended August 31, 2001.                                              -

10(j)   Lindsay Manufacturing Co. Management Incentive Plan (MIP)
        2002 Plan Year                                                         39-43

21      Subsidiaries of the Company                                             44

23      Consent of KPMG LLP
                                                                                45

23(a)   Consent of PricewaterhouseCoopers LLP                                   46

24(a)   The Power of Attorney authorizing Richard W. Parod
        to sign the Annual Report on Form 10-K for fiscal 2002 on
        behalf of certain directors.                                            47

99      Report of Independent Accountants of PricewaterhouseCoopers
        LLP                                                                     48

   (b)  Reports on Form 8-K.

        The registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of November, 2002.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of November, 2002.

/s/ RICHARD W. PAROD                             Director, President and Chief Executive Officer
-------------------------------------------
Richard W. Parod

/s/ BRUCE C. KARSK                               Executive Vice President, Chief Financial Officer,
-------------------------------------------      Treasurer and Secretary
Bruce C. Karsk

/s/ THOMAS COSTANZA                              Corporate Controller
-------------------------------------------
Thomas Costanza

/s/ HOWARD G. BUFFETT         (1)                Chairman of the Board of Directors
-------------------------------------------
Howard G. Buffett

/s/ MICHAEL N. CHRISTODOLOU   (1)                Director
-------------------------------------------
Michael N. Christodolou

/s/ LARRY H. CUNNINGHAM       (1)                Director
-------------------------------------------
Larry H. Cunningham

/s/ J.DAVID MCINTOSH          (1)                Director
-------------------------------------------
J. David McIntosh

/s/ WILLIAM F. WELSH II       (1)                Director
-------------------------------------------
William F. Welsh II

(1) By: /s/ RICHARD W. PAROD
        -----------------------------------
        Richard W. Parod, Attorney-In-Fact

                                  CERTIFICATION



I, Richard W. Parod, certify that:

    1. I have reviewed this annual report on Form 10-K of Lindsay Manufacturing Co.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           /s/ RICHARD W. PAROD          President and Chief Executive Officer
           -------------------------
           Richard W. Parod

           November 27, 2002

                                  CERTIFICATION



I, Bruce C. Karsk, certify that:

    1. I have reviewed this annual report on Form 10-K of Lindsay Manufacturing Co.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

           /s/ BRUCE C. KARSK             Executive Vice President and Chief
           -------------------------      Financial Officer
           Bruce C. Karsk

           November 27, 2002

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                   COLUMN A                            COLUMN B               COLUMN C               COLUMN D          COLUMN E
                  -----------                         -----------     ------------------------      ----------        -----------
                                                                              ADDITIONS
                                                                      ------------------------
                                                       BALANCE AT      CHARGED TO   CHARGED TO                         BALANCE AT
                                                       BEGINNING       COSTS AND      OTHER                               END
                  DESCRIPTION                          OF PERIOD       EXPENSES      ACCOUNTS       DEDUCTIONS         OF PERIOD
                  -----------                         -----------     -----------   ----------      ----------        -----------
Year ended August 31, 2002:
  Deducted in the balance sheet from
    the assets to which they apply:
    - Allowance for doubtful accounts ..........        $   577        $   348        $    --             89(a)        $   836
                                                        =======        =======        =======        =======           =======

    - Allowance for inventory obsolescence .....        $   629        $  (204)       $    --        $    66(b)        $   359
                                                        =======        =======        =======        =======           =======
Year ended August 31, 2001:
  Deducted in the balance sheet from
    the assets to which they apply:
    - Allowance for doubtful accounts ..........        $   445        $   180        $    45        $    93(a)        $   577
                                                        =======        =======        =======        =======           =======
    - Allowance for inventory obsolescence .....        $   631        $    65        $    --        $    67(b)        $   629
                                                        =======        =======        =======        =======           =======

Year ended August 31, 2000:
  Deducted in the balance sheet from the
    assets to which they apply:
    - Allowance for doubtful accounts ..........        $   721        $    --        $    --        $   276(a)        $   445
                                                        =======        =======        =======        =======           =======
    - Allowance for inventory obsolescence .....        $   935        $    --        $    --        $   304(b)        $   631
                                                        =======        =======        =======        =======           =======


Notes:

(a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)  Deductions consist of obsolete items sold or scrapped.

See accompanying independent auditors' reports