Form 10-Q
period 2002-11-30
LINDSAY MANUFACTURING CO
filed 2003-01-14
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


At January 10, 2003, 11,733,144 shares of common stock, $1.00 par value, of the registrant were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q


                                                                                                 Page No.
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 2002 and 2001
           and August 31, 2002                                                                       3

           Consolidated Statements of Operations for the three-months
           ended November 30, 2002 and 2001                                                          4

           Consolidated Statements of Cash Flows for the three-months
           ended November 30, 2002 and 2001                                                          5

           Notes to Consolidated Financial Statements                                               6-8


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       9-13

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                  14

       ITEM 4 - CONTROLS AND PROCEDURES                                                             14

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   15

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    15


SIGNATURE                                                                                           16

CERTIFICATIONS                                                                                     17-18

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2002 AND 2001 AND AUGUST 31, 2002


                                                                     (UNAUDITED)       (UNAUDITED)
                                                                      NOVEMBER           NOVEMBER          AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                     2002               2001             2002
-----------------------------------                                 --------------    --------------    --------------
ASSETS
  Current assets:
  Cash and cash equivalents                                         $        3,906    $       15,864    $       12,425
  Marketable securities                                                     15,279             4,621            13,289
  Receivables, net                                                          28,589            24,523            23,385
  Inventories, net                                                          16,812            13,555            15,583
  Deferred income taxes                                                      2,798             2,164             2,573
  Other current assets                                                       1,175               852               782
                                                                    --------------    --------------    --------------
  Total current assets                                                      68,559            61,579            68,037

  Long-term marketable securities                                           27,333            24,017            25,419
  Property, plant and equipment, net                                        14,453            14,527            14,512
  Other noncurrent assets                                                    6,793             4,119             4,715
                                                                    --------------    --------------    --------------
Total assets                                                        $      117,138    $      104,242    $      112,683
                                                                    ==============    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                  $        7,898    $        7,897    $        6,068
  Other current liabilities                                                 13,917            12,415            13,640
                                                                    --------------    --------------    --------------
  Total current liabilities                                                 21,815            20,312            19,708

  Noncurrent liabilities                                                     2,108             2,088             2,311
                                                                    --------------    --------------    --------------
Total liabilities                                                           23,923            22,400            22,019
                                                                    --------------    --------------    --------------

  Commitments and Contingencies

  Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                             --                --                --
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,452,621, 17,362,743 and 17,430,348 shares
      issued in November 2002 and 2001 and August 2002)                     17,453            17,363            17,430
    Capital in excess of stated value                                        2,454             1,824             2,472
    Retained earnings                                                      164,047)          153,222           161,574
    Less treasury stock, (at cost, 5,724,069)                              (89,898)          (89,898)          (89,898)
    Accumulated other comprehensive loss                                      (841)             (669)             (914)
                                                                    --------------    --------------    --------------
  Total shareholders' equity                                                93,215            81,842            90,664
                                                                    --------------    --------------    --------------
  Total liabilities and shareholders' equity                        $      117,138    $      104,242    $      112,683
                                                                    ==============    ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                                         (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                               -----------------------------
                                                                 NOVEMBER        NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2002            2001
----------------------------------------                       -------------   -------------
Operating revenues                                             $      33,462   $      28,545
Cost of operating revenues                                            26,451          22,935
                                                               -------------   -------------
Gross profit                                                           7,011           5,610
                                                               -------------   -------------

Operating expenses:
  Selling expense                                                      2,640           2,116
  General and administrative expense                                   2,578           2,025
  Engineering and research expense                                       598             512
                                                               -------------   -------------
Total operating expenses                                               5,816           4,653
                                                               -------------   -------------
Operating income                                                       1,195             957

Interest income, net                                                     423             437
Other income, net                                                      1,787             179
                                                               -------------   -------------

Earnings before income taxes                                           3,405           1,573

Income tax provision                                                     521             478
                                                               -------------   -------------

Net earnings                                                   $       2,884   $       1,095
                                                               =============   =============

Basic net earnings per share                                   $        0.25   $        0.09
                                                               =============   =============

Diluted net earnings per share                                 $        0.24   $        0.09
                                                               =============   =============

Average shares outstanding                                            11,713          11,630
Diluted effect of stock options                                          217             162
                                                               -------------   -------------
Average shares outstanding assuming dilution                          11,930          11,792
                                                               =============   =============


Cash dividends per share                                       $       0.035   $       0.035
                                                               =============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001



                                                                                    (UNAUDITED)
                                                                             NOVEMBER          NOVEMBER
($ IN THOUSANDS)                                                               2002              2001
----------------                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $        2,884    $        1,095
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization                                                  871               907
      Amortization of marketable securities premiums, net                            (43)              (74)
      Loss on sale of fixed assets                                                    --                93
      Provision for uncollectible accounts receivable                                (60)              (56)
      Equity in net earnings of equity-method investments                           (178)             (174)
      Other, net                                                                      47                --
   Changes in assets and liabilities:
      Receivables, net                                                            (5,264)           (3,151)
      Inventories, net                                                            (1,229)           (3,402)
      Other current assets                                                          (393)             (378)
      Accounts payable                                                             1,830             2,307
      Other current liabilities                                                     (867)            1,026
      Current taxes payable                                                        1,144               155
      Noncurrent assets and other liabilities                                       (485)              (93)
                                                                          --------------    --------------
   Net cash used in operating activities                                          (1,743)           (1,745)
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                       (784)             (625)
   Acquisition of business                                                            --              (255)
   Cash surrender value of insurance policies                                     (1,723)               --
   Purchases of marketable securities held-to-maturity                            (4,324)           (1,175)
   Proceeds from maturities of marketable securities held-to-maturity                460             2,755
                                                                          --------------    --------------
   Net cash (used in) provided by investing activities                            (6,371)              700
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan, net of repurchases and cancellations                                        5              (260)
   Dividends paid                                                                   (410)             (407)
                                                                          --------------    --------------
   Net cash used in financing activities                                            (405)             (667)
                                                                          --------------    --------------

   Effect of exchange rate changes on cash                                            --                 1
   Net decrease in cash and cash equivalents                                      (8,519)           (1,711)
   Cash and cash equivalents, beginning of period                                 12,425            17,575
                                                                          --------------    --------------
   Cash and cash equivalents, end of period                               $        3,906    $       15,864
                                                                          ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co. ( the "Company" or "Lindsay") Form 10-K for fiscal 2002.

         In the opinion of management, the unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

         Notes to the consolidated financial statements describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2002, the Company's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity as management of the Company has determined that it has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at November 30, 2002, were $42.7 million, $412,000, $72,000 and $43.0 million, respectively. Marketable securities with an amortized cost of $15.3 million mature within one year and long term marketable securities with an amortized cost of $27.4 million have maturities ranging from 12 to 42 months.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at November 30, 2001 were $28.6 million, $415,000, $6,000 and $29.0 million, respectively. Marketable securities with an amortized cost of $4.6 million mature within one year and long term marketable securities with an amortized cost of $24.0 million have maturities ranging from 12 to 42 months.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most inventories. Cost is determined by the weighted average method for inventories at the Company's foreign subsidiary in France and at the Company's dealership subsidiary, Irrigation Specialists. The Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

                                                   NOVEMBER         NOVEMBER          AUGUST
$ IN THOUSANDS                                       2002             2001             2002
---------------                                 -------------    -------------    -------------
First-in, first-out (FIFO) inventory ........   $      15,573    $      13,646    $      14,461
LIFO reserves ...............................          (3,153)          (2,551)          (3,153)
Weighted Average Inventory ..................           4,801            3,079            4,634
Obsolescence reserve ........................            (409)            (619)            (359)
                                                -------------    -------------    -------------
Total inventories ...........................   $      16,812    $      13,555    $      15,583
                                                =============    =============    =============

The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                                                              NOVEMBER      NOVEMBER       AUGUST
                                                                                2002          2001          2002
                                                                              --------      --------       ------
Raw materials ...........................................................           11%           12%          11%
Work in process .........................................................            4%            5%           4%
Finished goods and purchased parts.......................................           85%           83%          85%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.

                                                NOVEMBER         NOVEMBER          AUGUST
$ IN THOUSANDS                                    2002             2001             2002
--------------                                -------------    -------------    -------------
Property, plant and equipment:
     Land .................................   $         336    $          70    $         336
     Buildings ............................           9,074            8,626            9,072
     Equipment ............................          35,775           32,512           35,242
     Other ................................           2,988            2,781            2,897
                                              -------------    -------------    -------------
Total property, plant and equipment .......          48,173           43,989           47,547
Accumulated depreciation ..................         (33,720)         (29,462)         (33,035)
                                              -------------    -------------    -------------
Property, plant and equipment, net ........   $      14,453    $      14,527    $      14,512
                                              =============    =============    =============

(5) CREDIT ARRANGEMENTS

The Company may borrow up to $10.0 million under an unsecured revolving line of credit agreement with a commercial bank. Borrowings under this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. At November 30, 2002 and 2001, the Company has not borrowed any proceeds from this line. Borrowings will bear interest at an annual rate equal to 1% under the bank's National Base Rate in effect from time to time (4.25% at November 30, 2002); provided that the National Base Rate will not be less than 4.00%. The revolving line of credit agreement expires on December 28, 2003 at which time the Company expects to renew the line of credit on substantially similar terms.

(6) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

         At November 30, 2002, options to purchase 203,562 shares of common stock at a weighted average price of $25.97 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and May 3, 2012.

         At November 30, 2001, options to purchase 323,125 shares of common stock at a weighted average price of $21.19 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2011.

(7) INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems.

     Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2002. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                       FOR THE THREE MONTHS ENDED
                                                        NOVEMBER        NOVEMBER
$ IN THOUSANDS                                            2002            2001
--------------                                       -------------   -------------
Operating revenues:
   Irrigation ....................................   $      30,631   $      24,843
   Diversified products ..........................           2,831           3,702
                                                     -------------   -------------
Total operating revenues .........................   $      33,462   $      28,545
                                                     =============   =============
Operating income:
   Irrigation ....................................   $       4,080   $       3,119
   Diversified products ..........................             291             375
                                                     -------------   -------------
Segment operating income .........................           4,371           3,494
Unallocated general & administrative and
   engineering & research expenses ...............           3,176           2,537
Interest and other income, net ...................           2,210             616
                                                     -------------   -------------
Earnings before income taxes .....................   $       3,405   $       1,573
                                                     =============   =============

(8) OTHER NONCURRENT ASSETS

                                                       NOVEMBER       NOVEMBER       AUGUST
$ IN THOUSANDS                                           2002           2001          2002
---------------                                      ------------   ------------   ------------
Cash surrender value of life insurance policies ..   $      1,723   $         --   $         --
Equity method investments ........................          1,489          1,152          1,311
Goodwill, net ....................................          1,130            708          1,082
Split dollar life insurance ......................            894            875            878
Intangible pension assets ........................            511            580            511
Other intangibles, net ...........................            686            195            709
Other ............................................            360            609            224
                                                     ------------   ------------   ------------
Total noncurrent assets ..........................   $      6,793   $      4,119   $      4,715
                                                     ============   ============   ============

The cash surrender value of life insurance policies reflects cumulative cash surrender value generated primarily by payment of life insurance premiums between 1993 and 2000. The Company had not previously recorded the increases in the cash surrender value of the policies. The change in the cash surrender value of these life insurance policies is not material to the Company's net earnings for any previous period reported. The Company anticipates that the future annual change in the cash value of these policies will also not be material.

(9) COMPREHENSIVE INCOME

                                                                 FOR THE THREE MONTHS ENDED
                                                                  NOVEMBER       NOVEMBER
$ IN THOUSANDS                                                      2002           2001
--------------                                                 -------------   -------------
Comprehensive Income:
   Net earnings ............................................   $       2,884   $       1,095
Other comprehensive income:
   Foreign currency translation ............................              73               5
                                                               -------------   -------------
Total comprehensive income .................................   $       2,957   $       1,100
                                                               =============   =============

The difference between our reported net earnings and comprehensive income for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive loss shown in our consolidated balance sheets includes the accumulated foreign currency translation adjustment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company's historical experience. The Company's significant accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2002.

         Certain of the Company's accounting policies have been deemed by management to be critical because of their overall importance to the presentation of the Company's consolidated results of operations and financial condition or because they require the greatest use of judgments and estimates by management. The following accounting policies are those management considers critical to the Company's consolidated results of operations and financial condition. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during the three-months ended November 30, 2002.

         REVENUE RECOGNITION

         Revenues from the sale of the Company's products to its dealers or customers are generally recognized upon the delivery of the product to the Company's dealers or customers. The Company recognizes revenue of certain low volume products only upon the earlier of the date a product is delivered by the dealer to an end-user customer or the date the dealer makes payment on the sale to the Company. The costs related to revenues, including the allowance for doubtful accounts, are recognized in the same period in which the specific revenues are recognized. Estimates used in the Company's revenue recognition and cost recognition process include, but are not limited to, estimates for rebates payable, cash discounts expected to be allowed, and the allowance for doubtful or uncollectible accounts. The Company does not record any revenue that is contingent or that is dependent upon future performance.

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

RESULTS OF OPERATIONS

The following table provides highlights of the Company's consolidated results of operations for the three-month periods ended November 30, 2002 and 2001. The information presented below should be read together with the accompanying Consolidated Statements of Operations and with the industry segment information in Note (7) to the consolidated financial statements contained herein.


                                                            FOR THE THREE MONTHS ENDED
                                                 ------------------------------------------------
                                                                                         PERCENT
                                                    NOVEMBER         NOVEMBER           INCREASE
($ IN THOUSANDS)                                      2002             2001             (DECREASE)
----------------                                 -------------    -------------         ---------
Consolidated
   Operating revenues ........................   $      33,462    $      28,545             17.2%
   Cost of operating revenues ................   $      26,451    $      22,935             15.3
    Gross profit .............................   $       7,011    $       5,610             25.0
   Gross margin ..............................            21.0%            19.7%
   Selling, engineering & research and
         general & administrative expense ....   $       5,816    $       4,653             25.0
   Operating income ..........................   $       1,195    $         957             24.9
   Operating margin ..........................             3.6%             3.4%
Interest income, net .........................   $         423    $         437             (3.2)
    Other income (expense), net ..............   $       1,787    $         179              N/A
   Income tax provision ......................   $         521    $         478              9.0
   Effective income tax rate .................            15.3%            30.4%
   Net earnings ..............................   $       2,884    $       1,095            163.5
Irrigation Equipment Segment (See Note (7))
   Operating revenues ........................   $      30,631    $      24,843             23.3
   Operating income ..........................   $       4,080    $       3,119             30.8
   Operating margin ..........................            13.3%            12.6%
Diversified Products Segment (See Note (7))
    Operating revenues .......................   $       2,831    $       3,702            (23.5)
   Operating income ..........................   $         291    $         375            (22.4)%
   Operating margin ..........................            10.3%            10.1%

         Operating revenues for the three-months ended November 30, 2002 were $33.5 million as compared to $28.5 million for the same prior year period. Irrigation equipment revenues totaled $30.6 million as compared to $24.8 million for the same prior year period. Revenues increased due to new operations and products, and dry weather conditions. New business operations established after the three-months ended November 30, 2001 contributed $3.4 million in new irrigation revenues for the three-months ended November 30, 2002. Diversified products revenues were $2.8 million during the three-months ended November 30, 2002, lower than the same period prior year revenues of $3.7 million. The decrease in diversified product revenues was primarily due to contract manufacturing customers relying less on outsourced manufacturing. The Company expects diversified products revenues for the remaining fiscal 2003 to be comparable to the same prior year periods.

         Gross margin for the three-months ended November 30, 2002 was 21.0% as compared to 19.7% for the same prior year period. The increase in gross margin was the result of modest sales price increases partially offset by higher materials costs.

         Selling, general and administrative and engineering and research expenses during the three-months ended November 30, 2002 totaled $5.8 million as compared to $4.7 million for the same prior year period. The increase was due to primarily to incremental expenses related to new business operations established after the three-months ended November 30, 2001.

         Net interest income during the three-months ended November 30, 2002 totaled $423,000 as compared to $437,000 for the same prior year period.

         Other income during the three-months ended November 30, 2002 totaled $1.8 million as compared to $179,000 for the same prior year period. During the three-months ended November 30, 2002, the Company recorded both other income and other non-current assets of $1.7 million to reflect the cumulative cash surrender value of four life insurance policies that the Company maintains on current and former executive officers. These policies were established in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The $1.7 million cumulative cash surrender value was generated largely through annual premium payments made from 1993 through 2000. The Company had not previously recorded the increases in the cash surrender value of the policies. The change in the cash surrender value of these life insurance policies is not material to the Company's net earnings for any previous period reported. The Company anticipates that the future annual change in the cash value of these policies will also not be material.

         The effective tax rate during the three-months ended November 30, 2002 was 15.3% as compared to 30.4% for the same period of the prior year. The principal reason for the significantly lower effective tax rate during the first quarter of fiscal 2003 was the impact of the other income associated with the cash surrender value of life insurance policies described above, all of which is exempt from state and federal income taxes. Without the impact of this other income, the Company's effective tax rate for the quarter would have been 31.0%. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Excluding the impact of the other income associated with the cash surrender value of life insurance policies discussed above, which amounted to $0.14 per diluted share, net earnings rose 6% to $1.2 million, or $0.10 per diluted share, for the first quarter of fiscal 2003 compared with $1.1 million, or $0.09 per diluted share, in the first quarter of fiscal 2002.

         Long term, the Company believes that the agricultural irrigation equipment demand drivers remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. The Company's order backlog at November 30, 2002, totaled $19.4 million compared with $26.4 million at November 30, 2001, and $18.9 million at August 31, 2002. Early domestic fiscal 2003 orders for new irrigation equipment sales have lagged somewhat despite recent dry weather conditions. While the U.S. 2002 Farm Bill legislation is generally positive for farmers, management believes some growers are simply waiting to make their purchase decisions until they know if they will receive a subsidy for the purchase under the Environmental Quality Incentive Program. Additionally, because improved commodity pricing reduced government commodity price support payments, some farmers may be feeling near-term cash flow pressure. The Company will continue to search for appropriate acquisitions that are congruent with its mission to be the worldwide leader in providing intelligent water and plant nutrient management systems, while adding incremental value for shareholders.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Historically, the Company has financed its growth through funds provided by operations. In addition, the Company maintains a $10.0 million bank line of credit. The Company has not borrowed any funds under this line of credit and the entire $10.0 million is available to the Company. Management believes that funds provided by operations, supplemented if necessary by borrowings under the line of credit, will be sufficient to cover reasonably expected working capital needs of the Company, including the payment of dividends, and any planned capital expenditures during fiscal 2003. The Company also held marketable securities of $42.6 million as of November 30, 2002. Although these are liquid assets that could be readily converted into cash if needed, the Company intends to hold these as investments until maturity, and does not anticipate that the sale of any of these assets will be necessary to meet its reasonably foreseeable cash requirements. Maturities of these securities range from 0 to 42 months.

         During the three months ended November 30, 2002, the Company's net cash position decreased from $12.4 million to $3.9 million. The decrease in the net cash position was a result of cash used in operating activities of $1.7 million, cash used in investing activities of $6.4 million and cash used in financing activities of $405,000 during the period.

         The Company used cash in operating activities primarily to finance an increase in receivables and inventories, which was offset by the Company's net earnings and an increase in payables. Receivables increased $5.2 million from the level of August 31, 2002 due primarily to the seasonality of the Company's dealer stock program. Inventories at November 30, 2002, increased $1.2 million as compared to August 31, 2002 due to seasonal production scheduling. Accounts Payable increased $1.8 million due to the timing of production materials purchases.

         During the first quarter of fiscal 2003, the Company used cash in investing activities in order to purchase $4.3 million of additional marketable securities, for the increase in cash surrender value of life insurance of $1.7 million and to make capital expenditures of $784,000. These uses of cash were offset during the period by $460,000 of proceeds from maturing marketable securities. Capital expenditures during the period were used primarily to upgrade and further automate the Company's manufacturing facilities. The Company expects that total capital expenditures for fiscal 2003 will be approximately $3.0 to $4.0 million and that they will be made to further improve the Company's manufacturing facilities.

         Approximately $405,000 of cash was used in financing activities during the three-months ended November 30, 2002. This use of cash was primarily for the payment of dividends on the Company's common stock.

         The Company's equity increased to $93.2 million at November 30, 2002 from $90.7 million at August 31, 2002 due to its net earnings of $2.9 million, net of dividends paid of $410,000. The Company's equity at November 30, 2001 was $81.8 million.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during the Company's second and third quarters for the spring planting period.

CUSTOMERS

Management believes that overall the Company is not dependent on a single customer. The diversified manufacturing segment, however, is largely dependent on a few customers. While the loss of any substantial customer could have a material short-term impact on the Company's business, the Company believes that its diverse distribution channels and customer base reduces the long-term impact of any such loss.

OTHER FACTORS

The Company's irrigation equipment sales are highly dependent upon the need for irrigated agricultural production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall. In addition, irrigation equipment sales are affected by the Company's ability to develop new products and the market acceptance of these products, expenditures on advertising and other promotions, competition from other manufacturers of these products; changes in our distributors' or dealers' purchasing practices and financial viability.

         Approximately 28% and 21% of the Company's operating revenues for the three-months ended November 30, 2002 and 2001 were generated from international irrigation sales. Factors that affect the Company's international irrigation sales include, economic, political and social conditions in individual international markets; the value of the U.S. dollar against the foreign currencies, especially the Euro, Brazilian real, Australian dollar, Canadian dollar, South African rand and Mexican peso; heightened security for import and export shipments of goods and changes in tariffs, import duties and other taxes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", replacing SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 144 has not had a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company has adopted the provisions of SFAS No. 142 during the first quarter of fiscal 2003, as required, and accordingly no longer amortizes any goodwill. The adoption of SFAS No. 142 has not had a material impact on the Company's consolidated financial statements.

CONCERNING FORWARD-LOOKING STATEMENTS - This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties that could affect the Company's overall financial position include the continuing slowdown in the global and domestic economy that began in 2000; additional economic uncertainty created by the threat of continued terrorist acts and war, both of which could further reduce growth in the U.S. and worldwide economy; the effect of the economic slowdown on the Company's customers' ability to pay amounts owed to the Company; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; inability to achieve earnings growth in fiscal 2003; increased insurance costs; the Company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the Company's businesses; financial viability of some distributors and dealers; the Company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor and dealer ownership and purchasing practices; the Company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the Company's ability to manage costs and capacity constraints at its manufacturing facilities; the Company's ability to cost-effectively eliminate any non-performing product lines; the Company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to hire, retain and maintain good relationships with quality employees; threatened or pending litigation action relating to patent infringement, employment, commercial disputes and other matters; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the impact of new accounting standards.

         Particular risks and uncertainties facing the Company's international business at the present include weak economic conditions in global markets; political and social conditions in individual international markets; the value of the U.S. dollar against foreign currencies, especially the Euro, Brazilian real, Australian dollar, Canadian dollar, South African rand and Mexican peso; heightened security for import and export shipments of goods and changes in tariffs, import duties and other taxes.

         Readers are cautioned to not place undue reliance on any forward-looking statement and to recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's marketable securities will fluctuate inversely with movements in interest rates. However, the Company does not consider itself to be subject to material market risks with respect to its marketable securities because of the relatively short maturities (0 to 42 months) of the securities held by the Company and because the Company intends to hold the investments in these marketable securities to maturity and has the ability to do so.

         The Company has manufacturing operations in the United States, France and Brazil and is starting manufacturing operations in South Africa. The Company sells products in over 90 countries throughout the world and purchases a portion of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to a material currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. The Company's most significant transactional foreign currency exposures are the Euro and the Brazilian real in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro and the Brazilian real in relation to the U.S. dollar.

ITEM 4 - CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         3(a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

         3(b) Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7, 1997, incorporated by reference to Exhibit 3(b) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

         3(c) By-Laws of the Company amended and restated by the Board of Directors on April 28, 2000, incorporated by reference to
                  Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

         4 Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997.

         10(a)* Lindsay Manufacturing Co. Management Incentive Plan (MIP) 2003 Plan Year. (pages 19-23)

(b)      Reports on Form 8-K -

         No Form 8-K was filed during the quarter ended November 30, 2002.

         * Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January, 2003.

                                        LINDSAY MANUFACTURING CO.

                                        By:      /s/ BRUCE C. KARSK
                                                 ------------------------------
                                        Name:   Bruce C. Karsk
                                        Title:  Executive Vice President,
                                                Chief Financial Officer,
                                                Treasurer and Secretary
                                                (Principal Financial Officer)

                                  CERTIFICATION

I, Richard W. Parod, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Lindsay
         Manufacturing Co.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ RICHARD W. PAROD             President and Chief Executive Officer
         ---------------------            January 13, 2003
         Richard W. Parod

                                  CERTIFICATION



I, Bruce C. Karsk, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Lindsay
         Manufacturing Co.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ BRUCE C. KARSK                 Executive Vice President and
         -------------------                Chief Financial Officer
         Bruce C. Karsk                     January 13, 2003