Form 10-Q
period 2003-02-28
LINDSAY MANUFACTURING CO
filed 2003-04-14
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-17116
                                                -------

                            LINDSAY MANUFACTURING CO.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                   47-0554096
                      ---------                                  -----------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA,  NEBRASKA                68164
----------------------------------------------------                -----
     (Address of principal executive offices)                     (Zip Code)

402-428-2131
------------
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] No[ ]

At April 9, 2003, 11,733,973 shares of common stock, $1.00 par value, of the registrant were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES

                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 28, 2003 and 2002
           and August 31, 2002                                                                       3

           Consolidated Statements of Operations for the three-months and
             six-months ended February 28, 2003 and 2002                                             4

           Consolidated Statements of Cash Flows for the six-months
           ended February 28, 2003 and 2002                                                          5

           Notes to Consolidated Financial Statements                                              6-10


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       11-16

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                  17

       ITEM 4 - CONTROLS AND PROCEDURES                                                             17

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   18

       ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                18

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    18


SIGNATURE                                                                                           19

CERTIFICATIONS                                                                                   20-23

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 2003 AND 2002 AND AUGUST 31, 2002

                                                                   (UNAUDITED)       (UNAUDITED)
                                                                     FEBRUARY          FEBRUARY           AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                    2003              2002              2002
-----------------------------------                                ------------      ------------      ------------
ASSETS
  Current assets:

  Cash and cash equivalents                                        $      5,431      $      7,646      $     12,425
  Marketable securities                                                   7,971             9,916            13,289
  Receivables, net                                                       36,657            31,624            23,385
  Inventories, net                                                       21,423            15,309            15,583
  Deferred income taxes                                                   2,355             1,870             2,573
  Other current assets                                                      944               553               782
                                                                   ------------      ------------      ------------
Total current assets                                                     74,781            66,918            68,037
 Long-term marketable securities                                         27,813            24,354            25,419
 Property, plant and equipment, net                                      14,270            13,927            14,512
 Other noncurrent assets                                                  7,176             4,555             4,715
                                                                   ------------      ------------      ------------
Total assets                                                       $    124,040      $    109,754      $    112,683
                                                                   ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $     10,008      $      7,623      $      6,068
  Other current liabilities                                              13,946            14,653            13,640
                                                                   ------------      ------------      ------------
  Total current liabilities                                              23,954            22,276            19,708
  Noncurrent liabilities                                                  2,114             1,847             2,311
                                                                   ------------      ------------      ------------
Total liabilities                                                        26,068            24,123            22,019
                                                                   ------------      ------------      ------------

  Commitments and Contingencies

  Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                          --                --                --
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,458,052, 17,409,900 and 17,430,348 shares
      issued in February 28, 2003 and 2002 and August 2002)              17,458            17,410            17,430
    Capital in excess of stated value                                     2,467             2,039             2,472
    Retained earnings                                                   168,589           156,740           161,574
    Less treasury stock, (at cost, 5,724,069)                           (89,898)          (89,898)          (89,898)
    Accumulated other comprehensive loss                                   (644)             (660)             (914)
                                                                   ------------      ------------      ------------
  Total shareholders' equity                                             97,972            85,631            90,664
                                                                   ------------      ------------      ------------
  Total liabilities and shareholders' equity                       $    124,040      $    109,754      $    112,683
                                                                   ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

                                                        (UNAUDITED)                    (UNAUDITED)
                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 -------------------------      -------------------------
                                                  FEBRUARY       FEBRUARY        FEBRUARY       FEBRUARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2003           2002            2003           2002
----------------------------------------         ----------     ----------      ----------     ----------
Operating revenues                               $   48,127     $   40,668      $   81,589     $   69,213
Cost of operating revenues                           35,865         30,586          62,316         53,521
                                                 ----------     ----------      ----------     ----------
Gross profit                                         12,262         10,082          19,273         15,692
                                                 ----------     ----------      ----------     ----------

Operating expenses:
  Selling expense                                     2,459          2,043           5,099          4,159
  General and administrative expense                  2,693          2,051           5,271          4,076
  Engineering and research expense                      634            574           1,232          1,086
                                                 ----------     ----------      ----------     ----------
Total operating expenses                              5,786          4,668          11,602          9,321
                                                 ----------     ----------      ----------     ----------
Operating income                                      6,476          5,414           7,671          6,371
Interest income, net                                    390            356             813            793
Other income (expense), net                             242            (24)          2,029            155
                                                 ----------     ----------      ----------     ----------
Earnings before income taxes                          7,108          5,746          10,513          7,319
Income tax provision                                  2,156          1,791           2,677          2,269
                                                 ----------     ----------      ----------     ----------
Net earnings                                     $    4,952     $    3,955      $    7,836     $    5,050
                                                 ==========     ==========      ==========     ==========

Basic net earnings per share                     $     0.42     $     0.34      $     0.67     $     0.43
                                                 ==========     ==========      ==========     ==========

Diluted net earnings per share                   $     0.42     $     0.33      $     0.66     $     0.43
                                                 ==========     ==========      ==========     ==========

Average shares outstanding                           11,733         11,655          11,723         11,642
Diluted effect of stock options                         158            168             188            165
                                                 ----------     ----------      ----------     ----------
Average shares outstanding assuming dilution         11,891         11,823          11,911         11,807
                                                 ==========     ==========      ==========     ==========

Cash dividends per share                         $    0.035     $    0.035      $    0.070     $    0.070
                                                 ==========     ==========      ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Lindsay Manufacturing Co. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)

                                                                           FEBRUARY        FEBRUARY
($ IN THOUSANDS)                                                             2003            2002
----------------                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $    7,836      $    5,050
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization                                            1,759           1,819
      Increase in value of company owned life insurance                       (1,764)             --
      Amortization of marketable securities premiums, net                        (97)           (111)
      Gain on sale of fixed assets                                                --             (23)
      Provision for uncollectible accounts receivable                           (141)            (11)
      Equity in net earnings of equity method investments                       (157)             --
      Deferred income taxes                                                      218             294
      Other, net                                                                   3            (169)
   Changes in assets and liabilities:
      Receivables, net                                                       (13,131)        (10,297)
      Inventories, net                                                        (5,840)         (5,156)
      Other current assets                                                      (162)            (79)
      Accounts payable, trade                                                  3,940           2,033
      Other current liabilities                                               (1,105)          2,056
      Current taxes payable                                                    1,411           1,363
      Other noncurrent assets and liabilities                                   (428)           (686)
                                                                          ----------      ----------
   Net cash used in operating activities                                      (7,658)         (3,917)
                                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (1,553)         (1,062)
   Acquisition of business                                                        --            (255)
   Proceeds from sale of property, plant and equipment                            52             209
   Purchases of marketable securities held-to-maturity                        (6,135)         (9,230)
   Proceeds from maturities of marketable securities held-to-maturity          9,153           5,215
   Equity investment                                                              --             (80)
                                                                          ----------      ----------
   Net cash provided by (used) in investing activities                         1,517          (5,203)
                                                                          ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan, net of repurchases and cancellations                                   23               2
   Dividends paid                                                               (821)           (812)
                                                                          ----------      ----------
   Net cash used in financing activities                                        (798)           (810)
                                                                          ----------      ----------
   Effect of exchange rate changes on cash                                       (55)              1
   Net decrease in cash and cash equivalents                                  (6,994)         (9,929)
   Cash and cash equivalents, beginning of period                             12,425          15,575
                                                                          ----------      ----------
   Cash and cash equivalents, end of period                               $    5,431      $    7,646
                                                                          ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) GENERAL

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co. (the "Company" or "Lindsay") Form 10-K for fiscal 2002.

         In the opinion of management, the unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected for a full year. Certain reclassifications have been made to prior financial statements and notes to conform to the current presentation.

         Notes to the consolidated financial statements describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements, which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At February 28, 2003, the Company's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity as management of the Company has determined that it has the intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The Company considers all liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. The Company's marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at February 28, 2003, were $35.8 million, $717,000, $6,000 and $36.5 million, respectively. Marketable securities with an amortized cost of $8.0 million mature within one year and long term marketable securities with an amortized cost of $27.8 million have maturities ranging from 14 to 41 months.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at February 28, 2002 were $34.3 million, $550,000, $22,000 and $34.8 million, respectively. Marketable securities with an amortized cost of $9.9 million mature within one year and long term marketable securities with an amortized cost of $24.4 million have maturities ranging from 15 to 40 months.

(3) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most inventories. Cost is determined by the weighted average method for inventories at the Company's foreign subsidiaries and at the Company's dealership subsidiary, Irrigation Specialists. The Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

                                                   FEBRUARY        FEBRUARY         AUGUST
$ IN THOUSANDS                                       2003            2002            2002
--------------                                    ----------      ----------      ----------
First-in, first-out (FIFO) inventory ........     $   17,251      $   15,788      $   13,274
LIFO reserves ...............................         (3,154)         (2,551)         (3,154)
Weighted average inventory ..................          7,900           2,680           5,942
Obsolescence reserve ........................           (574)           (608)           (479)
                                                  ----------      ----------      ----------
Total inventories ...........................     $   21,423      $   15,309      $   15,583
                                                  ==========      ==========      ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                   FEBRUARY        FEBRUARY         AUGUST
                                                     2003            2002            2002
                                                  ----------      ----------      ----------
Raw materials ...............................             17%             12%             11%
Work in process .............................              6%              5%              4%
Finished goods and purchased parts ..........             77%             83%             85%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.

                                                   FEBRUARY        FEBRUARY         AUGUST
$ IN THOUSANDS                                       2003            2002            2002
--------------                                    ----------      ----------      ----------
Property, plant and equipment:
     Land ...................................     $      336      $       70      $      336
     Buildings ..............................          9,304           8,625           9,072
     Equipment ..............................         36,598          32,333          35,242
     Other ..................................          2,443           3,022           2,897
                                                  ----------      ----------      ----------
Total property, plant and equipment .........         48,681          44,050          47,547
Accumulated depreciation ....................        (34,411)        (30,123)        (33,035)
                                                  ----------      ----------      ----------
Property, plant and equipment, net ..........     $   14,270      $   13,927      $   14,512
                                                  ==========      ==========      ==========

(5) CREDIT ARRANGEMENTS

The Company may borrow up to $10.0 million under an unsecured revolving line of credit agreement with a commercial bank. Borrowings under this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. At February 28, 2003 and 2002, the Company has not borrowed any proceeds from this line. Borrowings will bear interest at an annual rate equal to 1% under the bank's National Base Rate in effect from time to time (4.25% at February 28, 2003); provided that the National Base Rate will not be less than 4.00%. The revolving line of credit agreement expires on December 28, 2003 at which time the Company expects to renew the line of credit on substantially similar terms.

(6) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

         At February 28, 2003, options to purchase 196,062 shares of common stock at a weighted average price of $25.89 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and May 3, 2012.

         At February 28, 2002, options to purchase 89,625 shares of common stock at a weighted average price of $27.59 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and September 3, 2008.

(7) INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems and related control and ancillary equipment.

     Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

     The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. of the financial statements included in the Form 10-K for the fiscal year ended August 31, 2002. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses net, income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead costs directly attributable to the segment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                       --------------------------    -------------------------
                                                        FEBRUARY       FEBRUARY        FEBRUARY     FEBRUARY
$ IN THOUSANDS                                            2003           2002           2003           2002
--------------                                         ----------     ----------     ----------     ----------
Operating revenues:
   Irrigation ....................................     $   45,372     $   37,025     $   76,003     $   61,868
   Diversified products ..........................          2,755          3,643          5,586          7,345
                                                       ----------     ----------     ----------     ----------
Total operating revenues .........................     $   48,127     $   40,668     $   81,589     $   69,213
                                                       ==========     ==========     ==========     ==========
Operating income:
   Irrigation ....................................     $    9,371     $    7,388     $   13,451     $   10,507
   Diversified products ..........................            432            651            723          1,026
                                                       ----------     ----------     ----------     ----------
Segment operating income .........................          9,803          8,039         14,174         11,533
Unallocated general & administrative and
   engineering & research expenses ...............          3,327          2,625          6,503          5,162
Interest and other income, net ...................            632            332          2,842            948
                                                       ----------     ----------     ----------     ----------
Earnings before income taxes .....................     $    7,108     $    5,746     $   10,513     $    7,319
                                                       ==========     ==========     ==========     ==========

(8) OTHER NONCURRENT ASSETS

                                                             FEBRUARY       FEBRUARY        AUGUST
$ IN THOUSANDS                                                 2003           2002           2002
--------------                                              ----------     ----------     ----------
Cash surrender value of life insurance policies .......     $    1,764     $       --     $       --
Equity method investments .............................          1,468          1,228          1,311
Goodwill, net .........................................          1,113            806          1,082
Split dollar life insurance ...........................            894            875            878
Intangible pension assets .............................            511            580            511
Other intangibles, net ................................            642            188            709
Other .................................................            784            878            224
                                                            ----------     ----------     ----------
Total noncurrent assets ...............................     $    7,176     $    4,555     $    4,715
                                                            ==========     ==========     ==========

The cash surrender value of life insurance policies reflects cumulative cash surrender value generated primarily by payment of life insurance premiums between 1993 and 2000 and appreciation during and since that period. Prior to fiscal 2003, the Company had not recorded the increase in the cash surrender value of the policies. The change in the cash surrender value of these life insurance policies was not material to the Company's net earnings for any prior period reported. The Company anticipates future, normal changes in the cash value of these policies will also not be material.

(9) COMPREHENSIVE INCOME

                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  --------------------------    -------------------------
                                                   FEBRUARY       FEBRUARY       FEBRUARY       FEBRUARY
$ IN THOUSANDS                                       2003           2002           2003           2002
--------------                                    ----------     ----------     ----------     ----------
Comprehensive Income:
   Net earnings .............................     $    4,952     $    3,955     $    7,836     $    5,050
 Other comprehensive income:
   Foreign currency translation .............            197              9            270             14
                                                  ----------     ----------     ----------     ----------
Total comprehensive income ..................     $    5,149     $    3,964     $    8,106     $    5,064
                                                  ==========     ==========     ==========     ==========

The difference between our reported net earnings and comprehensive income for each period presented is primarily the change in the foreign currency translation adjustment. Accumulated other comprehensive loss shown in our consolidated balance sheets includes the accumulated foreign currency translation adjustment.

(10) GUARANTEES

The Company is currently party to various guarantee arrangements. These agreements arose in transactions related to dealer/customer financing, the guarantee of debt for an equity investment and product warranties.

         The Company has adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (the "Interpretation"). The Interpretation requires a guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that any payments will be required under the guarantee or if the guarantee has premium payments or as part of a transaction with multiple events. The Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002 when those guarantees are estimable. The following table provides the maximum amount of potential future payments for each major group of guarantees:

                                                                       FEBRUARY
$ IN THOUSANDS                                                           2003
--------------                                                        ----------
Guarantees on third party debt of equity investment .............     $      671
Customer equipment financing recourse ...........................          2,908
Product warranties ..............................................             --
                                                                      ----------
Total guarantees ................................................     $    3,579
                                                                      ==========

GUARANTEES ON THIRD PARTY DEBT OF EQUITY INVESTMENT

The Company holds a minority investment in an irrigation dealership that is accounted for on the equity method. The dealership has bank notes outstanding for which the general assets of the dealership have been pledged as collateral. To enhance the credit standing of the dealership, the Company has guaranteed a portion of the principal value of the bank notes. Additionally, the majority owner of the dealership has guaranteed a portion of the principal value of the bank notes. One of the bank notes matures in December 2006, while the other bank notes originally matured on December 31, 2002, but were extended to March 2003 and have subsequently been refinanced. The total guarantee by the Company granted on the dealership bank notes was $502,000 on February 28, 2003. Separate but related to this dealership, the Company has provided a standby letter of credit, which expires in December 2003, for $169,000 to enhance the credit standing of the majority owner of the dealership.

CUSTOMER EQUIPMENT FINANCING RECOURSE

In the normal course of business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees, as more fully described below.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's related portfolio limited to $1.4 million as of February 28, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure is generally representative of 2.75% of the original loan amount financed or the total equipment cost related to a lease. Related to this exposure amount, the Company has accrued $356,000 within the allowance for doubtful accounts as of February 28, 2003. The amount accrued is based, in large part, on the Company's experience with this agreement and related transactions.

         Separately, the Company maintains limited customer financing recourse agreements with three financial institutions including the one referred to above. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. In some specific cases, the guarantee may cover up to all scheduled payments of a loan. The original amount of existing guarantees is approximately $1.5 million at February 28, 2003. The Company's recourse guarantee is collateralized by the value of the equipment. No liability has been accrued for the value of the limited customer guarantees.

PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product. The Company had accrued liabilities of $1.2 million and $1.4 million as of February 28, 2003 and 2002, respectively, relating to product warranty claims. The accrued product warranty costs are for a combination of specifically identified items and other unidentified items based primarily on historical experience of actual warranty claims. Warranty claims expense were $215,000 and $226,000 for the three month period ended February 28, 2003 and 2002, respectively, and $609,000 and $552,000 for the six month period ended February 28, 2003 and 2002, respectively. The following table provides the changes in the Company's product warranties:

                                                                       FOR THE SIX MONTHS ENDED
                                                                      --------------------------
                                                                       FEBRUARY        FEBRUARY
$ IN THOUSANDS                                                           2003            2002
--------------                                                        ----------      ----------
Product warranty accrual balance, September 1 ...................     $    1,266      $    1,396
Liabilities accrued for warranties during the period ............            120             119
Warranty claims paid during the period ..........................           (200)           (164)
                                                                      ----------      ----------
Product warranty accrual balance, February 28 ...................     $    1,186      $    1,351
                                                                      ==========      ==========

                                                                              FOR THE FISCAL YEARS ENDED
                                                                      ------------------------------------------
                                                                        AUGUST          AUGUST          AUGUST
$ IN THOUSANDS                                                           2002            2001            2000
--------------                                                        ----------      ----------      ----------
Product warranty accrual balance, September 1 ...................     $    1,396      $      757      $      657
Liabilities accrued for warranties during the period ............            364             710             166
Warranty claims paid during the period ..........................           (494)            (71)            (66)
                                                                      ----------      ----------      ----------
Product warranty accrual balance, August 31 .....................     $    1,266      $    1,396      $      757
                                                                      ==========      ==========      ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company's historical experience. The Company's significant accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2002.

         Certain of the Company's accounting policies have been deemed by management to be critical because of their overall importance to the presentation of the Company's consolidated results of operations and financial condition or because they require the greatest use of judgments and estimates by management. The following accounting policies are those management considers critical to the Company's consolidated results of operations and financial condition. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during the six-months ended February 28, 2003.

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

RESULTS OF OPERATIONS

The following table provides highlights of the Company's consolidated results of operations for the three-month and six-month periods ended February 28, 2003 and 2002. The information presented below should be read together with the accompanying Consolidated Statements of Operations and with the industry segment information in Note (7) to the consolidated financial statements contained herein.

                                                       FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                 -------------------------------------    ------------------------------------
                                                                              PERCENT                                PERCENT
                                                  FEBRUARY     FEBRUARY      INCREASE      FEBRUARY     FEBRUARY     INCREASE
($ IN THOUSANDS)                                    2003         2002       (DECREASE)       2003         2002      (DECREASE)
----------------                                 ----------   ----------    ----------    ----------   ----------   ----------
Consolidated
   Operating revenues .........................  $   48,127   $   40,668          18.3%   $   81,589   $   69,213         17.9%
   Cost of operating revenues .................  $   35,865   $   30,586          17.3    $   62,316   $   53,521         16.4
   Gross profit ...............................  $   12,262   $   10,082          21.6    $   19,273   $   15,692         22.8
   Gross margin ...............................        25.5%        24.8%                      23.62%        22.7%
   Selling, engineering & research and
         general & administrative expense .....  $    5,786   $    4,668          24.0    $   11,602   $    9,321         24.5
   Operating income ...........................  $    6,476   $    5,414          19.6    $    7,671   $    6,371         20.4
   Operating margin ...........................        13.5%        13.3%                        9.4%         9.2%
   Interest income, net .......................  $      390   $      356           9.6    $      813   $      793          2.6
   Other income (expense), net ................  $      242   $      (24)          N/A    $    2,029   $      155          N/A
   Income tax provision .......................  $    2,156   $    1,791          20.4    $    2,677   $    2,269         18.0
   Effective income tax rate ..................        30.3%        31.2%                       25.5%        31.0%
   Net earnings ...............................  $    4,952   $    3,955          25.2    $    7,836   $    5,050         55.2
Irrigation Equipment Segment (See Note (7))
   Operating revenues .........................  $   45,372   $   37,025          22.5    $   76,003   $   61,868         22.8
   Operating income ...........................  $    9,371   $    7,388          26.8    $   13,451   $   10,507         28.0
   Operating margin ...........................        20.7%        20.0%                       17.7%        17.0%
Diversified Products Segment (See Note (7))
   Operating revenues .........................  $    2,755   $    3,643         (24.4)   $    5,586   $    7,345        (23.9)
   Operating income ...........................  $      432   $      651         (33.6)%  $      723   $    1,026        (29.5)%
   Operating margin ...........................        15.7%        17.9%                       12.9%        14.0%

COMPARISON OF THE THREE-MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Operating revenues for the three-months ended February 28, 2003 were $48.1 million as compared to $40.7 million for the same prior year period. Acquisitions and new business operations contributed $5.6 million in revenues for the three-months ended February 28, 2003. Irrigation equipment revenues totaled $45.4 million as compared to $37.0 million for the same prior year period. Revenues increased primarily due to new operations. Additionally, new products and firm agricultural commodity prices contributed modestly to the increase in irrigation revenue. Diversified products revenues were $2.8 million during the three-months ended February 28, 2003, lower than the same period prior year revenues of $3.6 million. The decrease in diversified product revenues was primarily due to contract manufacturing customers relying less on outsourced manufacturing.

         Gross margin for the three-months ended February 28, 2003 was 25.5% as compared to 24.8% for the same prior year period. The increase in gross margin was primarily the result of modest price increases along with a continuation of cost controls.

         Selling, general and administrative, and engineering and research expenses during the three-months ended February 28, 2003 totaled $5.8 million as compared to $4.7 million for the same prior year period. The increase was due to primarily to incremental expenses related to new business operations established after the three-months ended February 28, 2002. Excluding the new operations, selling, general and administrative and engineering and research expenses increased $247,000 over the same prior year period. Incremental engineering and research expenses reflect new product initiatives.

         Other income during the three-months ended February 28, 2003 totaled $242,000 as compared to other expense of $24,000 for the same prior year period. Foreign currency gains were the primary cause of the increase in other income compared to the same prior year period.

         The effective tax rate during the three-months ended February 28, 2003 was 30.3% as compared to 31.2% for the same prior year period. Overall, the Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose 25% to $5.0 million, or $0.42 per diluted share, for the quarter ended February 28, 2003 compared with $4.0 million, or $0.33 per diluted share, for the same prior year period.

COMPARISON OF THE SIX-MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Operating revenues for the six-months ended February 28, 2003 were $81.6 million as compared to $69.2 million for the same prior year period. Acquisitions and new business operations contributed $8.5 million in revenues for the six-months ended February 28, 2003. Irrigation equipment revenues totaled $76.0 million as compared to $61.9 million for the same prior year period. Irrigation revenues increased primarily due to new operations. Additionally, new products and firm agricultural commodity prices contributed modestly to the increase in irrigation revenue. Diversified products revenues were $5.6 million during the six-months ended February 28, 2003, lower than the same prior period revenues of $7.3 million. The decrease in diversified product revenues was primarily due to contract manufacturing customers relying less on outsourced manufacturing.

         Gross margin for the six-months ended February 28, 2003 was 23.6% as compared to 22.7% for the same prior year period. The increase in gross margin was primarily the result of modest price increases along with a continuation of tighter cost controls.

         Selling, general and administrative, and engineering and research expenses during the six-months ended February 28, 2003 totaled $11.6 million as compared to $9.3 million for the same prior year period. The increase was due primarily to incremental expenses related to new business operations established after the six-months ended February 28, 2002. Excluding the new operations, selling, general and administrative and engineering and research expenses increased $709,000 over the same prior year period. Incremental engineering and research expenses reflect new product initiatives.

         Other income during the six-months ended February 28, 2003 totaled $2.0 million as compared to $155,000 for the same prior year period. During the six months ended February 28, 2003, the Company recorded both other income and other non-current assets of $1.8 million to reflect the cumulative cash surrender value of four life insurance policies that the Company maintains on current and former executive officers; $1.7 million of which was reported during the first fiscal quarter ended November 30, 2002.

         The effective tax rate during the six-months ended February 28, 2003 was 25.5% as compared to 31.0% for the same period of the prior year. The principal reason for the significantly lower effective tax rate during the first six-months of fiscal 2003 was the impact of the other income associated with the cash surrender value of life insurance policies referred to above, all of which is exempt from state and federal income taxes. Without the impact of this other income, the Company's effective tax rate for the six months ended February 28, 2003 would have been 30.5%. Overall, the Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Excluding the impact of the other income associated with the cash surrender value of life insurance policies discussed above, which amounted to $0.15 per diluted share, net earnings rose 20% to $6.1 million, or $0.51 per diluted share, for the first six-month period of fiscal 2003 compared with $5.1 million, or $0.43 per diluted share, in the first six-months of fiscal 2002.

OUTLOOK

Long term, the Company believes that the drivers for agricultural irrigation equipment demand remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. The Company's order backlog at February 28, 2003, grew to $20.4 million compared with $17.4 million at February 28, 2002, and $18.9 million at August 31, 2002. Management believes the Company will continue to realize growth in total revenues during the second half of fiscal 2003. The growth expectations have been somewhat dampened by current economic and geopolitical factors which will likely constrain total industry growth for the remainder of the fiscal year; however, it is expected the Company will continue to achieve revenue and earnings growth through new products, expanded parts sales initiatives and geographical expansion. Additionally, the Company has been managing a search process to seek business extensions through acquisitions that are congruent with its mission to be the worldwide leader in providing intelligent water and plant nutrient management systems, while adding incremental value for shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables, inventories, any acquisitions, capital expenditures, any stock repurchases and dividends. Historically, the Company has financed its growth through funds provided by operations. In addition, the Company maintains a $10.0 million bank line of credit. The Company has not borrowed any funds under this line of credit and the entire $10.0 million is available to the Company. Management believes that funds provided by operations, supplemented if necessary by borrowings under the line of credit, will be sufficient to cover reasonably expected working capital needs of the Company, including the payment of dividends, and any planned capital expenditures during fiscal 2003. As of February 28, 2003, the Company held cash and marketable securities of $41.2 million as compared to $41.9 million as of the same prior year period. Although the Company's marketable securities could be readily converted into cash if needed, the Company intends to hold these as investments until maturity, and does not anticipate that the sale of any of its marketable securities will be necessary to meet its reasonably foreseeable cash requirements. Remaining maturities of these securities range from 4 to 41 months.

         During the six months ended February 28, 2003, the Company's net cash position decreased from $12.4 million to $5.4 million. The decrease in the net cash position was a result of cash provided by operating activities of $7.7 million, cash provided by investing activities of $1.5 million and cash used in financing activities of $798,000 during the period.

         The Company used cash in operating activities primarily to finance an increase in receivables and inventories, which was offset by the Company's net earnings and an increase in payables. Receivables increased $13.3 million from the level of August 31, 2002 primarily due to new business operations established after February 28, 2002 and the seasonality of sales including the Company's dealer stock program. Inventories at February 28, 2003 increased $5.8 million as compared to August 31, 2002 primarily due to new business operations established after February 28, 2002 and seasonal production scheduling. Accounts payable increased $3.9 million primarily due to the timing of production materials purchases and new business operations established after February 28, 2002.

         During the first six months of fiscal 2003, the Company used cash in investing activities in order to purchase $6.1 million of additional marketable securities and to make capital expenditures of $1.6 million. The capital expenditures were used primarily to upgrade and further automate the Company's manufacturing facilities. The Company expects that total capital expenditures for fiscal 2003 will be approximately $3.0 to $3.5 million and that they will be made to improve the Company's manufacturing facilities. These uses of cash were offset during the period by $9.2 million of proceeds from maturing marketable securities.

         Approximately $798,000 of cash was used in financing activities during the six-months ended February 28, 2003. This net use of cash was primarily for the payment of dividends on the Company's common stock.

         The Company's equity increased to $98.0 million at February 28, 2003 from $90.7 million at August 31, 2002 due primarily to its net earnings of $7.8 million and accumulated other comprehensive income of $270,000 less dividends paid of $821,000. The Company's equity at February 28, 2002 was $85.6 million.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during the Company's second and third quarters for the spring planting period.

CUSTOMERS

Management believes that overall the Company is not dependent on a single customer. The diversified manufacturing segment, however, is largely dependent on a few customers. While the loss of any substantial customer could have a meaningful short-term impact on the Company's business, the Company believes that its diverse distribution channels and customer base reduces the long-term impact of any such loss.

OTHER FACTORS

The Company's irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall. In addition, irrigation equipment sales are affected by the Company's ability to develop new products and the market acceptance of these products, expenditures on advertising and other promotions, competition from other manufacturers of these products; changes in our distributors' or dealers' purchasing practices and financial viability.

         Approximately 20% and 15% of the Company's operating revenues for the three-months ended February 28, 2003 and 2002 were generated from international irrigation sales. Factors that affect the Company's international irrigation sales include, economic, political and social conditions in individual international markets; the value of the U.S. dollar against the foreign currencies, especially the Euro, Brazilian real, Australian dollar, Canadian dollar, South African rand and Mexican peso; heightened security for import and export shipments of goods and changes in tariffs, import duties and other taxes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 10 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

         The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with premium payments or as part of a transaction with multiple events.

         As noted above, the Company has adopted the disclosure requirements of the Interpretation (see Note 10) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

         In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", replacing SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 144 has not had a material impact on the Company's consolidated financial statements.

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

         Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties that could affect the Company's overall financial position include the continuing slowdown in the global and domestic economy that began in 2000; additional economic uncertainty created by the war in Iraq and threat of continued terrorist acts, both of which could further reduce growth in the U.S. and worldwide economy; the effect of the economic slowdown on the Company's customers' ability to pay amounts owed to the Company; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; inability to achieve earnings growth in fiscal 2003; increased insurance costs; the Company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the Company's businesses; financial viability of some distributors and dealers; the Company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor and dealer ownership and purchasing practices; the Company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the Company's ability to manage costs and capacity constraints at its manufacturing facilities; the Company's ability to cost-effectively eliminate any non-performing product lines; the Company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to hire, retain and maintain good relationships with quality employees; threatened or pending litigation action relating to patent infringement, employment, commercial disputes and other matters; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the impact of new accounting standards.

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

         Readers are cautioned not to place undue reliance on any forward-looking statement and to recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's marketable securities will fluctuate inversely with movements in interest rates. However, the Company does not consider itself to be subject to material market risks with respect to its marketable securities because of the relatively short remaining maturities (4 to 41 months) of the securities held by the Company and because the Company intends to hold the investments in these marketable securities to maturity and has the ability to do so.

         The Company has manufacturing operations in the United States, France, Brazil and South Africa. The Company sells products in over 90 countries throughout the world and purchases a portion of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. The Company's most significant transactional foreign currency exposures are the Euro and the Brazilian real in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Lindsay's annual shareholders' meeting was held on January 21, 2003. The shareholders voted to elect three directors and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2003. In addition to the election of Mr. Cunningham, Mr. Parod, and Mr. Nahl as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Buffett, Mr. Welsh, Mr. Christodolou and Mr. McIntosh. There were 11,732,969 shares of common stock entitled to vote at the meeting and 10,784,227 shares (91.9%) were represented at the meeting.

         1.  Election of Directors: Larry H. Cunningham   For - 10,757,091   Withheld - 27,136
                                    Richard W. Parod      For - 10,711,304   Withheld - 72,923
                                    Michael C. Nahl       For - 10,751,677   Withheld - 32,550

         2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2003.

             For -  10,308,378     Against -  469,791     Abstain -  6,058

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         3(a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3 (a) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

         3(b) Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7,1997, incorporated by reference to Exhibit 3(b) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

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

         10(a) Lindsay Manufacturing Co. Management Incentive Plan (MIP) 2003 Plan Year, incorporated by reference to Exhibit 10 (a) to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 2002.

         99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         Reports on Form 8-K -

         The Registrant filed a report on Form 8-K dated December 27, 2002 reporting under Item 5, Other Events. Reference is made to the press release of Registrant, issued on December 23, 2002, announcing the Company's First Quarter Fiscal 2003 Results. A copy of the press release was attached to Form 8-K as Exhibit 99.1.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2003.

                                       LINDSAY MANUFACTURING CO.

                                       By:    /s/ BRUCE C. KARSK
                                              ----------------------------------
                                       Name:  Bruce C. Karsk

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

              /s/ RICHARD W. PAROD         President and Chief Executive Officer
              -------------------------    April 14, 2003
              Richard W. Parod

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

              /s/ BRUCE C. KARSK            Executive Vice President and Chief
              -------------------------     Financial Officer
              Bruce C. Karsk                April 14, 2003