Form 10-Q
period 2003-05-31
LINDSAY MANUFACTURING CO
filed 2003-07-15
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                         Commission File Number 1-13419

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] No [ ]



At June 30, 2003, 11,735,392 shares of common stock, $1.00 par value, of the registrant were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2003 and 2002
           and August 31, 2002                                                                       3

           Consolidated Statements of Operations for the three-months and
           nine-months ended May 31, 2003 and 2002                                                   4

           Consolidated Statements of Cash Flows for the nine-months
           ended May 31, 2003 and 2002                                                               5

           Notes to Consolidated Financial Statements                                              6-11


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

       OF OPERATIONS AND FINANCIAL CONDITION                                                       12-16

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

       MARKET RISK                                                                                  17

       ITEM 4 - CONTROLS AND PROCEDURES                                                             17

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   18

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    18


SIGNATURE                                                                                           19

CERTIFICATIONS                                                                                     20-23

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2003 AND 2002 AND AUGUST 31, 2002

                                                                     (UNAUDITED)       (UNAUDITED)
                                                                         MAY              MAY              AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                      2003             2002              2002
                                                                      ---------         ---------         ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $  12,970         $  15,232         $  12,425
  Marketable securities                                                   9,288             8,915            13,289
  Receivables, net                                                       29,303            26,697            23,729
  Inventories, net                                                       18,178            16,820            15,583
  Deferred income taxes                                                   2,369             2,088             2,573
  Other current assets                                                      953               603               782
                                                                      ---------         ---------         ---------
  Total current assets                                                   73,061            70,355            68,381
Long-term marketable securities                                          31,943            26,768            25,419
Property, plant and equipment, net                                       13,956            14,883            14,512
Other noncurrent assets                                                   7,190             5,101             4,715
                                                                      ---------         ---------         ---------
Total assets                                                          $ 126,150         $ 117,107         $ 113,027
                                                                      =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $   6,173         $   8,721         $   6,068
  Other current liabilities                                              14,327            16,296            13,984
                                                                      ---------         ---------         ---------
  Total current liabilities                                              20,500            25,017            20,052
Pension benefits liability                                                1,688             1,250             1,688
Other noncurrent liabilities                                                432               617               623
                                                                      ---------         ---------         ---------
Total liabilities                                                        22,620            26,884            22,363
                                                                      ---------         ---------         ---------
Commitments and Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                          --                --                --
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,458,052, 17,430,348 and 17,430,348 shares
      issued in May 2003 and 2002 and August 2002)                       17,458            17,431            17,430
    Capital in excess of stated value                                     2,467             2,203             2,472
    Retained earnings                                                   173,000           161,147           161,574
    Less treasury stock, (at cost, 5,724,069 shares)                    (89,898)          (89,898)          (89,898)
    Accumulated other comprehensive gain (loss)                             503              (660)             (914)
                                                                      ---------         ---------         ---------
Total shareholders' equity                                              103,530            90,223            90,664
                                                                      ---------         ---------         ---------
Total liabilities and shareholders' equity                            $ 126,150         $ 117,107         $ 113,027
                                                                      =========         =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2003 AND 2002

                                                          (UNAUDITED)                     (UNAUDITED)
                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ------------------------        ------------------------
                                                      MAY             MAY             MAY             MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2003            2002            2003            2002
                                                    --------        --------        --------        --------
Operating revenues                                  $ 48,833        $ 44,133        $130,422        $113,346
Cost of operating revenues                            36,334          32,580          98,650          86,101
                                                    --------        --------        --------        --------
Gross profit                                          12,499          11,553          31,772          27,245
                                                    --------        --------        --------        --------
Operating expenses:
  Selling expense                                      2,662           2,260           7,761           6,419
  General and administrative expense                   2,737           2,259           8,008           6,335
  Engineering and research expense                       675             595           1,907           1,681
                                                    --------        --------        --------        --------
Total operating expenses                               6,074           5,114          17,676          14,435
                                                    --------        --------        --------        --------
Operating income                                       6,425           6,439          14,096          12,810
Interest income, net                                     350             376           1,163           1,169
Other income, net                                        246              17           2,275             172
                                                    --------        --------        --------        --------
Earnings before income taxes                           7,021           6,832          17,534          14,151
Income tax provision                                   2,199           2,118           4,876           4,387
                                                    --------        --------        --------        --------
Net earnings                                        $  4,822        $  4,714        $ 12,658        $  9,764
                                                    ========        ========        ========        ========


Basic net earnings per share                        $   0.41        $   0.40        $   1.08        $   0.84
                                                    ========        ========        ========        ========


Diluted net earnings per share                      $   0.41        $   0.40        $   1.06        $   0.82
                                                    ========        ========        ========        ========


Average shares outstanding                            11,734          11,704          11,727          11,663
Diluted effect of stock options                          144             210             173             180
                                                    --------        --------        --------        --------
Average shares outstanding assuming dilution          11,878          11,914          11,900          11,843
                                                    ========        ========        ========        ========


Cash dividends per share                            $  0.035        $  0.035        $  0.105        $  0.105
                                                    ========        ========        ========        ========



The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                             MAY                  MAY
($ IN THOUSANDS)                                                             2003                 2002
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                          $     12,658         $      9,764
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                             2,679                2,738
       Increase in value of company owned life insurance                       (1,804)                  --
      Amortization of marketable securities premiums, net                        (154)                (156)
      Gain on sale of fixed assets                                                (88)                 (23)
      Provision for uncollectible accounts receivable                            (226)                (180)
      Equity in net earnings of equity method investments                        (104)                  --
      Deferred income taxes                                                       204                   76
      Other, net                                                                   61                   --
   Changes in assets and liabilities:
      Receivables, net                                                         (5,348)              (2,079)
      Inventories, net                                                         (2,595)              (3,957)
      Other current assets                                                       (171)                (129)
      Accounts payable, trade                                                     105                  476
      Other current liabilities                                                  (990)               2,658
      Current taxes payable                                                     1,333                1,767
      Other noncurrent assets and liabilities                                     602                 (751)
                                                                         ------------         ------------
   Net cash provided by operating activities                                    6,162               10,204
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (2,143)              (1,746)
   Acquisitions of business                                                        --               (4,516)
   Proceeds from sale of property, plant and equipment                             88                  209
   Purchases of marketable securities                                         (11,495)             (11,583)
   Proceeds from maturities of marketable securities                            9,153                6,200
   Equity Investment                                                               --                  (78)
                                                                         ------------         ------------
   Net cash used in investing activities                                       (4,397)             (11,514)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan                  23                  187
   Dividends paid                                                              (1,232)              (1,221)
                                                                         ------------         ------------
   Net cash used in financing activities                                       (1,209)              (1,034)
                                                                         ------------         ------------

   Effect of exchange rate changes on cash                                        (11)                   1
                                                                         ------------         ------------
   Net increase (decrease) in cash and cash equivalents                           545               (2,343)
   Cash and cash equivalents, beginning of period                              12,425               17,575
                                                                         ------------         ------------

   Cash and cash equivalents, end of period                              $     12,970         $     15,232
                                                                         ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for annual reporting purposes or those made in the Company's annual Form 10-K filing. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Lindsay Manufacturing Co. (the "Company" or "Lindsay") Form 10-K for the fiscal year ended August 31, 2002.

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


Stock Based Compensation

         The Company maintains a stock option plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                ----------------------------        ----------------------------
                                                                   MAY               MAY               MAY               MAY
$ IN THOUSANDS                                                     2003              2002              2003              2002
                                                                ----------        ----------        ----------        ----------
Net Earnings, as reported ..............................        $    4,822        $    4,714        $   12,658        $    9,764
   Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects .............................               286               292               769               838
                                                                ----------        ----------        ----------        ----------
Proforma net earnings ..................................             4,536             4,422            11,889             8,926
                                                                ==========        ==========        ==========        ==========

Earnings per share:
   Basic-as reported ...................................        $     0.41        $     0.40        $     1.08        $     0.84
   Basic-pro forma .....................................              0.39              0.38              1.01
                                                                                                                            0.77

   Diluted-as reported .................................              0.41              0.40              1.06              0.82
   Diluted-pro forma ...................................        $     0.38        $     0.37        $     1.00        $     0.76

(2) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At May 31, 2003, primarily one financial institution held the Company's cash equivalents. Marketable securities and long-term marketable securities are categorized as held-to-maturity or available-for-sale. Management of the Company has determined that it has the intent and ability to hold held-to-maturity securities to maturity. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with the unrealized gains or losses, net of tax, shown as a component of other comprehensive income within stockholders' equity. The Company considers all liquid investments with maturities of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. The Company's marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at May 31, 2003, were $36.1 million, $699,000, $5,000 and $36.8 million, respectively. Held-to-maturity marketable securities with an amortized cost of $9.3 million mature within one year and long term marketable securities with an amortized cost of $26.8 million have maturities ranging from 12 to 38 months. Available-for-sale marketable securities amounted to $5.1 million at May 31, 2003, and are included in long-term marketable securities on the balance sheet. Maturities for available-for-sale marketable securities range from 32 to 39 months. The total amortized cost, unrealized holding gains, and aggregate fair value as of May 31, 2003, were $5.1 million, $31,000 and $5.1 million, respectively.

         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at May 31, 2002, were $35.7 million, $436,000, $44,000 and $36.1 million, respectively. Marketable securities with an amortized cost of $8.9 million had maturities within one year and long term marketable securities with an amortized cost of $26.8 million had maturities ranging from 12 to 41 months. The Company held no available-for-sale securities at May 31, 2002.

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

                                                   MAY                    MAY                   AUGUST
$ IN THOUSANDS                                     2003                   2002                   2002
                                                ----------             ----------             ----------
First-in, first-out (FIFO) inventory            $   13,481             $   14,379             $   13,274
LIFO reserves ......................                (3,153)                (2,551)                (3,154)
Weighted average inventory .........                 8,386                  5,687                  5,942
Obsolescence reserve ...............                  (536)                  (695)                  (479)
                                                ----------             ----------             ----------
Total inventories ..................            $   18,178                $16,820             $   15,583
                                                ==========             ==========             ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                        MAY           MAY          AUGUST
                                                                        2003          2002          2002
                                                                        ----          ----          ----

Raw materials ...................................................       26%           10%           11%
Work in process .................................................        5%            8%            4%
Finished goods and purchased parts...............................       69%           82%           85%

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.

                                                 MAY                  MAY                 AUGUST
$ IN THOUSANDS                                   2003                 2002                 2002
                                               --------             --------             --------
Property, plant and equipment:
     Land .........................            $    336             $     70             $    336
     Buildings ....................               9,338                8,809                9,072
     Equipment ....................              36,263               34,850               35,242
     Other ........................               2,631                3,371                2,897
                                               --------             --------             --------
Total property, plant and equipment              48,568               47,100               47,547
Accumulated depreciation ..........             (34,612)             (32,217)             (33,035)
                                               --------             --------             --------
Property, plant and equipment, net             $ 13,956             $ 14,883             $ 14,512
                                               ========             ========             ========

(5) CREDIT ARRANGEMENTS

The Company may borrow up to $10.0 million under an unsecured revolving line of credit agreement with a commercial bank. Borrowings under this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. At May 31, 2003 and 2002, the Company had not borrowed any proceeds from this line. Borrowings will bear interest at an annual rate equal to 1% under the bank's National Base Rate in effect from time to time (4.25% at May 31, 2003); provided that the National Base Rate will not be less than 4.00%. The revolving line of credit agreement expires on December 28, 2003, at which time the Company expects to renew the line of credit on substantially similar terms.

(6) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the dilutive effect of stock options.

         At May 31, 2003, options to purchase 378,125 shares of common stock at a weighted average price of $23.75 per share were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options expire between September 3, 2007 and April 24, 2013.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                       FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                    --------------------------------            --------------------------------
                                                       MAY                   MAY                   MAY                   MAY
$ IN THOUSANDS                                         2003                  2002                  2003                  2002
                                                    ----------            ----------            ----------            ----------
Operating revenues:
   Irrigation ..........................            $   45,827            $   41,501            $  121,830            $  103,369
   Diversified products ................                 3,006                 2,632                 8,592                 9,977
                                                    ----------            ----------            ----------            ----------
Total operating revenues ...............                48,833                44,133               130,422               113,346
                                                    ==========            ==========            ==========            ==========
Operating income:
   Irrigation ..........................                 9,836                 8,876                23,287                19,383
   Diversified products ................                     1                   417                   724                 1,443
                                                    ----------            ----------            ----------            ----------
Segment operating income ...............                 9,837                 9,293                24,011                20,826
Unallocated general & administrative and
   engineering & research expenses .....                 3,412                 2,854                 9,915                 8,016
Interest and other income, net .........                   596                   393                 3,438                 1,341
                                                    ----------            ----------            ----------            ----------
Earnings before income taxes ...........            $    7,021            $    6,832            $   17,534            $   14,151
                                                    ==========            ==========            ==========            ==========

 (8) OTHER NONCURRENT ASSETS

                                                             MAY                 MAY                AUGUST
$ IN THOUSANDS                                               2003                2002                2002
                                                           --------            --------            --------
Cash surrender value of life insurance policies             $ 1,804             $    --            $     --
Equity method investments .....................               1,415               1,205               1,311
Goodwill, net .................................               1,212                 830               1,082
Split dollar life insurance ...................                 894                 878                 878
Intangible pension assets .....................                 511                 580                 511
Other intangibles, net ........................                 621                 495                 687
Other .........................................                 732               1,113                 246
                                                           --------            --------            --------
Total noncurrent assets .......................            $  7,190            $  5,101            $  4,715
                                                           ========            ========            ========

During the nine-months ended May 31, 2003, the Company recorded both other non-operating income and an other noncurrent asset of $1.8 million to reflect the cumulative cash surrender value of certain life insurance policies owned by the Company. The cash surrender value of life insurance policies reflects the cash value of certain life insurance policies that the Company maintains on current and former executive officers. These policies were obtained in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The annual premium payments for these policies were made from calendar years 1993 through 2000. The Company had previously expensed the premiums when paid and had not recorded the increases in the cash surrender value of the policies. The change in the cash surrender value of these life insurance policies was equal to $0.01 to $0.02 per share for the fiscal years 1994 through 2002, and was not material to the Company's net earnings for any prior year reported. The Company now records the change in the cash surrender value of these life insurance policies to other income and other non current assets on a current basis. The Company anticipates that future scheduled increases in the cash surrender value of these policies will approximate $0.01 per share to net earnings for a full fiscal year.

Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. This standard established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all amortization of goodwill and intangible assets with indefinite lives ceased effective August 31, 2002. In addition, recorded goodwill was tested for impairment at September 1, 2002, by comparing the fair value to its carrying value. Based on the initial impairment test, the Company concluded no impairment existed. The Company has completed Step 1 of the transitional impairment testing and will complete Step 2 by the end of fiscal 2003. The estimates of fair value depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge.

The Company's annual impairment testing on its reporting units will be performed during the fourth quarter of fiscal 2003. All of the Company's carrying value of goodwill, as shown above, relate to its irrigation segment. The change in carrying value of goodwill balances from August 31, 2002 through May 31, 2003, shown above relates to foreign currency translation.

The following table summarizes the Company's net carrying value for other intangible assets as shown above. The other intangible assets are being amortized over an average term of approximately 7 years. Related amortization expense was $66,000 and $28,000 for the nine-months and three-months ended May 31, 2003, respectively.

                                           MAY                AUGUST
$ IN THOUSANDS                             2003                2002
                                         --------            --------
Non-compete agreements ......            $    302            $    353
Tradenames ..................                 138                 142
Patent ......................                  90                  95
Plans and specifications ....                  69                  72
Other .......................                  22                  25
                                         --------            --------
Total other intangible assets            $    621            $    687
                                         ========            ========

 (9) COMPREHENSIVE INCOME

                                                  FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                               --------------------------------              --------------------------------
                                                  MAY                    MAY                    MAY                    MAY
$ IN THOUSANDS                                    2003                   2002                   2003                   2002
                                               ---------              ---------              ---------              ---------
Comprehensive Income:
   Net earnings .....................          $   4,822              $   4,714              $  12,658              $   9,764
 Other comprehensive income:
   Unrealized gains on securities ...                 31                     --                     31                     --
   Foreign currency translation......              1,116                     --                  1,386                     14
                                               ---------              ---------              ---------              ---------
Total comprehensive income ..........          $   5,969              $   4,714              $  14,075              $   9,778
                                               =========              =========              =========              =========

The difference between the Company's reported net earnings and its comprehensive income for each period presented is primarily the unrealized gains on securities and the change in the foreign currency translation adjustment. The accumulated other comprehensive gain or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment.

(10) GUARANTEES

The Company is currently party to various guarantee arrangements. These agreements arose in transactions related to dealer/customer financing, the guarantee of debt for a nonconsolidated equity investee and product warranties.

         The Company has adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (the "Interpretation"). The Interpretation requires a guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that any payments will be required under the guarantee or if the guarantee has premium payments or is part of a transaction with multiple events. The Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002, when those guarantees are estimable. The following table provides the maximum amount of potential future payments for each major group of guarantees:

                                                                         MAY
$ IN THOUSANDS                                                           2003
                                                                       --------
Guarantees on third party debt of equity investment...........         $    712
Customer equipment financing recourse.........................            3,438
Product warranties............................................              N/A
                                                                       --------
Total guarantees..............................................         $  4,150
                                                                       ========

GUARANTEES ON THIRD PARTY DEBT OF EQUITY INVESTMENT

The Company has guaranteed three bank loans and a standby letter of credit of a business in which the Company owns a minority equity investment. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The bank loans mature in September 2003, December 2006 and February 2007. The standby letter of credit expires in December 2003. As of May 31, 2003, the maximum amount associated with the guarantees and letter of credit was approximately $712,000. The majority owner of the business provides a separate personal guarantee of the bank notes.

CUSTOMER EQUIPMENT FINANCING RECOURSE

In the normal course of business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees, as more fully described below. Related to these exposures, the Company has accrued $354,000 within other current liabilities as of May 31, 2003. The amount accrued is based, in large part, on the Company's experience with this agreement and related transactions.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of accounts limited to $1.4 million as of May 31, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure is representative of 2.75% of the original loan amount financed or the total equipment cost related to a lease.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the one referred to above. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. In some specific cases, the guarantee may cover up to all scheduled payments of a loan. The original amount of existing specific guarantees is approximately $2.0 million at May 31, 2003. The Company's recourse guarantee is collateralized by the value of the equipment.

PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The Company had accrued liabilities of $1.1 million and $1.4 million as of May 31, 2003 and 2002, respectively, relating to product warranty claims. The accrued product warranty costs are for a combination of specifically identified items and other unidentified items based primarily on historical experience of actual warranty claims. Warranty claims expense were $281,000 and $352,000 for the three-month period ended May 31, 2003 and 2002, respectively, and $890,000 and $904,000 for the nine month period ended May 31, 2003 and 2002, respectively. The following table provides the changes in the Company's product warranties:

                                                                    FOR THE NINE MONTHS ENDED
                                                                  -----------------------------
                                                                   MAY                   MAY
$ IN THOUSANDS                                                     2003                  2002
                                                                  -------               -------
Product warranty accrual balance, September 1 ......              $ 1,266               $ 1,396
Liabilities accrued for warranties during the period                  180                   240
Warranty claims paid during the period .............                 (312)                 (213)
                                                                  -------               -------
Product warranty accrual balance, May 31 ...........              $ 1,134               $ 1,423
                                                                  =======               =======

                                                                                                FOR THE FISCAL YEARS ENDED
                                                                                       -------------------------------------------
                                                                                        AUGUST            AUGUST            AUGUST
$ IN THOUSANDS                                                                           2002              2001              2000
                                                                                       -------           -------           -------
Product warranty accrual balance, September 1 ...............................          $ 1,396           $   757           $   657
Liabilities accrued for warranties during the period ........................              364               710               166
Warranty claims paid during the period ......................................             (494)              (71)              (66)
                                                                                       -------           -------           -------
Product warranty accrual balance, August 31 .................................          $ 1,266           $ 1,396           $   757
                                                                                       =======           =======           =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company's historical experience. The Company's significant accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003.

         Certain of the Company's accounting policies have been deemed by management to be critical because of their overall importance to the presentation of the Company's consolidated results of operations and financial condition or because they require the greatest use of judgments and estimates by management. The Company's accounting policies relating to revenue recognition and inventories are considered by management to be critical to the Company's consolidated results of operations and financial condition. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during the nine-months ended May 31, 2003.

RESULTS OF OPERATIONS

The following table provides highlights of the Company's consolidated results of operations for the three-month and nine-month periods ended May 31, 2003 and 2002. The information presented below should be read together with the accompanying Consolidated Statements of Operations and with the industry segment information in Note (7) to the consolidated financial statements contained herein.

                                                   FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                               ----------------------------------      ---------------------------------
                                                                           PERCENT                                PERCENT
                                                 MAY          MAY          INCREASE      MAY          MAY         INCREASE
($ IN THOUSANDS)                                 2003         2002        (DECREASE)     2003         2002       (DECREASE)
                                               --------     --------         ----      --------     --------        ----
Consolidated
   Operating revenues .....................    $ 48,833     $ 44,133         10.6%     $130,422     $113,346        15.1%
   Cost of operating revenues .............    $ 36,334     $ 32,580         11.5      $ 98,650     $ 86,101        14.6
   Gross profit ...........................    $ 12,499     $ 11,553          8.2      $ 31,772     $ 27,245        16.6
   Gross margin ...........................        25.6%        26.2%                      24.4%        24.0%
   Operating Expenses .....................    $  6,074     $  5,114         18.8      $ 17,676     $ 14,435        22.5
   Operating income .......................    $  6,425     $  6,439         (0.2)     $ 14,096     $ 12,810        10.0
   Operating margin .......................        13.2%        14.6%                      10.8%        11.3%
   Interest income, net ...................    $    350     $    376         (6.9)     $  1,163     $  1,169        (0.5)
   Other income, net ......................    $    246     $     17          N/A      $  2,275     $    172         N/A
   Income tax provision ...................    $  2,199     $  2,118          3.8      $  4,876     $  4,387        11.1
   Effective income tax rate ..............        31.3%        31.0%                      27.8%        31.0%
   Net earnings ...........................    $  4,822     $  4,714          2.3      $ 12,658     $  9,764        29.6
Irrigation Equipment Segment (See Note (7))
   Operating revenues .....................    $ 45,827     $ 41,501         10.4      $121,830     $103,369        17.9
   Operating income .......................    $  9,836     $  8,876         10.8      $ 23,287     $ 19,383        20.1
   Operating margin .......................        21.5%        21.4%                      19.1%        18.8%
Diversified Products Segment (See Note (7))
   Operating revenues .....................    $  3,006     $  2,632         14.2      $  8,592     $  9,977       (13.9)
   Operating income .......................    $      1     $    417          N/A      $    724     $  1,443       (49.8%)
   Operating margin .......................         N/A         15.8%                       8.4%        14.5%

COMPARISON OF THE THREE-MONTHS ENDED MAY 31, 2003 AND 2002

Operating revenues for the three-months ended May 31, 2003, increased by $4.7 million or 11% over the same prior year period. The increase was the primary result of an increase in irrigation equipment revenues of $4.3 million or 10% over the same prior year period, which was due to higher irrigation equipment demand driven by improved prices for several key agricultural commodities. Diversified products revenues were $3.0 million during the three-months ended May 31, 2003, higher than the same period prior year revenues of $2.6 million. The increase in diversified product revenues was due to the Company adding sales staff and other resources during fiscal 2003. Although the diversified segment does not contribute significant operating income on its own, it does contribute to overall operating income through the absorption of fixed overhead expenses.

         Domestic irrigation equipment revenues increased by $4.1 million or 13% over the same prior year period. Approximately 30% of the increase was attributable to the Company's dealership, which was acquired in March 2002. The remaining increase was largely due to higher demand compared to the same prior year period, resulting from improved prices for several key agricultural commodities. International irrigation equipment revenues increased by $210,000 or 2% over the same prior year period. International irrigation equipment revenues from the Company's foreign operations added $3.3 million over the same prior year period. The Company's operations in Brazil commenced in April 2002, while the South African operations commenced in September 2002. The increase in sales from the Company's foreign operations was largely offset by a decrease in irrigation equipment export sales, primarily to the Middle East region, due to the conflict in Iraq.

         Gross margin for the three-months ended May 31, 2003, was 25.6% as compared to 26.2% for the same prior year period. The decrease in gross margin was primarily the result of the Company's lower margins realized from the Company's foreign operations, which were partially offset by improvements in domestic margins. The domestic margin improvement was a result of cost control measures, efficiencies and modest price increases. The Company anticipates that its gross margins will improve in the future as the foreign operations improve efficiencies, reduce costs and realize economies of scale due to sales volume growth.

         Operating expenses during the three-months ended May 31, 2003, increased by $960,000 or 19% over the same prior year period. Selling expense increased by $402,000 or 18% and general and administrative expense increased by $478,000 or 21% over the same prior year period. Approximately 60% of the increase in operating expenses was attributable to expenses incurred by the Company's new operations. The remaining increase in these expenses is due primarily to personnel and other resource costs to support new product and market initiatives.

         Operating income for the three-months ended May 31, 2003, was $6.4 million and was comparable to the same prior year period. The Company's operating margin for the three-months ended May 31, 2003, was 13.2% compared to 14.6% for the same prior year period.

         Other income, net during the three-months ended May 31, 2003, increased by $229,000 over the same prior year period primarily due to foreign currency gains of $207,000. Additionally, other income for the three-months ended May 31, 2003, includes $41,000 for the increase in the cumulative change in cash surrender value for certain life insurance policies as described more fully below in the nine-month comparison discussion.

         The effective tax rate during the three-months ended May 31, 2003, was 31.3% as compared to 31.0% for the same prior year period. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose 2% to $4.8 million, or $0.41 per diluted share, for the quarter ended May 31, 2003, compared with $4.7 million, or $0.40 per diluted share, for the same prior year period.

COMPARISON OF THE NINE-MONTHS ENDED MAY 31, 2003 AND 2002

Operating revenues for the nine-months ended May 31, 2003, increased by $17.1 million or 15% over the same prior year period, nearly all of which was attributable to increased irrigation equipment revenues. Excluding new revenues from new operations, revenue growth was $6.4 million or 6% for the nine-months ended May 31, 2003, compared to the same prior year period. The increase in operating revenues was the result of an increase in irrigation equipment revenues of $18.5 million or 18%, partially offset by a decrease in diversified equipment revenues of $1.4 million or 14% compared to the same prior year period.

         Domestic irrigation equipment revenues increased by $11.3 million or 14% over the same prior year period. The increase was largely due to the addition of the Company's dealership, which was acquired in March 2002. International irrigation equipment revenues increased by $7.1 million or 33% over the same prior year period. International irrigation equipment revenues from the Company's foreign operations added $10.0 million over the same prior year period, which was partially offset by a decrease in revenues from export sales to the Middle East region due to the conflict in Iraq and a reduction in sales to Canada due to less favorable market conditions.

         Gross margin for the nine-months ended May 31, 2003, was 24.4% as compared to 24.0% for the same prior year period. The increase in gross margin was primarily the result of improvements in domestic margins, which benefited from cost control measures, efficiencies, and modest price increases partially offset by lower margins at the Company's foreign operations.

         Operating expenses during the nine-months ended May 31, 2003, increased by $3.2 million or 22% over the same prior year period. Approximately 60% of the increase in operating expenses was attributable to expenses incurred by the Company's new operations with the remaining increase due to personnel and other resource costs to support new product and market initiatives. Selling expense increased by $1.3 million or 21% and general and administrative expense increased by $1.7 million or 26% over the same prior year period.

         Other income, net during the nine-months ended May 31, 2003, increased by $2.1 million over the same prior year period. Other income for the nine-months ended May 31, 2003, included $1.8 million to recognize the cash value of certain life insurance policies that the Company maintains on current and former executive officers. These policies were obtained in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The annual premium payments for these policies were made from calendar years 1993 through 2000. The Company had previously expensed the premiums when paid and had not recorded the increases in the cash surrender value of the policies. The change in the cash surrender value of these life insurance policies was equal to $0.01 to $0.02 per share for the fiscal years 1994 through 2002, and was not material to the Company's net earnings for any prior year reported. The Company now records the change in the cash surrender value of these life insurance policies to other income on a current basis. The Company anticipates that future scheduled increases in the cash surrender value of these policies will contribute approximately $0.01 per share to net earnings for a full fiscal year. The remaining increase in other income, net relates primarily to foreign currency gains of $209,000 during the nine-months ended May 31, 2003.

         The effective tax rate during the nine-months ended May 31, 2003, including the tax-exempt life insurance other income item discussed above, was 27.8% as compared to 31.0% for the same prior year period. Excluding the impact of the cash surrender value of life insurance in other income, the effective tax rate during the nine-months ended May 31, 2003, was 31.0%. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose to $12.7 million, or $1.06 per diluted share, for the nine-months ended May 31, 2003, compared with $9.8 million, or $0.82 per diluted share, for the same prior year period. Excluding the impact of other income from the cash surrender value of life insurance policies discussed above, which amounted to $0.15 per diluted share, net earnings rose 11% to $10.9 million, or $0.91 per diluted share.

OUTLOOK

Long term, the Company believes that the drivers for agricultural irrigation equipment demand remain positive. Farmers will continue to invest in conserving scarce water, energy and labor while at the same time improving and stabilizing crop yields to increase food production for a growing world population. The Company's order backlog at May 31, 2003, was $12.2 million compared with $12.6 million at May 31, 2002, and $18.9 million at August 31, 2002. Management believes the Company will continue to realize growth in total revenues and earnings during the fourth quarter of fiscal 2003.

         The Company anticipates continued growth from the expansion in its international operations and from the addition of new products. Key agricultural commodity prices remain higher than the prior year, net farm income is higher, farmland values continue to strengthen, financing rates remain attractive and export demand for certain agricultural commodities has shown signs of strength. Additionally, the Company continues to manage a search process to seek business extensions through acquisitions that are congruent with its mission to be the worldwide leader in providing intelligent water and plant nutrient management systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables, inventories, any acquisitions, capital expenditures, any stock repurchases and dividends. Historically, the Company has financed its growth through cash provided by operations. Management believes that funds provided by operations, supplemented if necessary by borrowings under the line of credit, will be sufficient to cover reasonably expected working capital needs of the Company, including the payment of dividends, and any planned capital expenditures. As of May 31, 2003, the Company held cash and marketable securities of $54.2 million as compared to $50.9 million as of the same prior year period. Although the Company's marketable securities could be readily converted into cash if needed, the Company intends to hold those investments classified as `held to maturity' securities until maturity, and does not anticipate that the sale of these marketable securities will be necessary to meet its reasonably foreseeable cash requirements.

Remaining maturities of these securities range from 4 to 41 months. In addition, the Company maintains a $10.0 million bank line of credit. The Company has not borrowed any funds under this line of credit.

         During the nine months ended May 31, 2003, the Company's net cash position increased from $12.4 million to $13.0 million. The increase in the net cash position primarily resulted from cash provided by operating activities of $6.2 million, cash used in investing activities of $4.4 million and cash used in financing activities of $1.2 million during the period.

         The Company's increase in cash from operating activities for the nine-months ended May 31, 2003, resulted primarily from net earnings offset by an increase in receivables and inventories. Receivables increased $5.6 million from the level of August 31, 2002, primarily due to new operations and the seasonality of sales. Inventories at May 31, 2003, increased $2.6 million as compared to August 31, 2002, primarily due to the Company's new operations and seasonal production scheduling. The percentage increase of raw materials in the total mix of inventory resulted from the expansion of production at the Company's foreign operations.

         During the nine-months ended May 31, 2003, the Company used cash in investing activities in order to purchase $11.5 million of marketable securities and to make capital expenditures of $2.1 million. The capital expenditures were used primarily to upgrade and further automate the Company's manufacturing facilities. These uses of cash were offset by $9.2 million of proceeds from maturing marketable securities.

         Approximately $1.2 million of cash was used in financing activities during the nine-months ended May 31, 2003. This net use of cash was primarily for the payment of dividends on the Company's common stock.

         The Company's equity increased to $103.5 million at May 31, 2003, from $90.7 million at August 31, 2002, due primarily to its net earnings of $12.7 million, increase in other comprehensive income of $1.4 million less dividends paid of $1.3 million. The Company's equity at May 31, 2002, was $90.2 million.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during the Company's second and third fiscal quarters for the spring planting period.

CUSTOMERS

Management believes that overall the Company is not dependent on a single customer. The diversified manufacturing segment, however, is largely dependent on a relatively few number of customers. While the loss of any substantial customer could have a meaningful short-term impact on the Company's business, the Company believes that its diverse distribution channels and customer base reduces the long-term impact of any such loss.

OTHER FACTORS

The Company's irrigation equipment sales are highly dependent upon the need for irrigated agricultural production, which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies and the regularity of rainfall. In addition, irrigation equipment sales are affected by the Company's ability to develop new products and the market acceptance of these products, expenditures on advertising and other promotions, competition from other manufacturers of these products, changes in the Company's distributors' or dealers' purchasing practices and financial viability.

         A portion of the Company's operating revenues is generated from international irrigation equipment sales. Additional factors that affect the Company's international irrigation sales include economic, political and social conditions in individual international markets; the value of the U.S. dollar against the foreign currencies, especially the Euro, Brazilian real, South African rand, Australian dollar, Canadian dollar and Mexican peso; heightened security for import and export shipments of goods; and changes in tariffs, import duties and other taxes.

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

         As noted above, the Company has adopted the disclosure requirements of the Interpretation (see Note 10) and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company has completed Step 1 of the transitional impairment testing and will complete Step 2 by the end of fiscal 2003. The estimates of fair value depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company has adopted the provisions of SFAS No. 142 during the first quarter of fiscal 2003, as required, and accordingly no longer amortizes any goodwill.

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

         Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses operating in a global market, as well as matters specific to the Company and the markets it serves. Particular risks and uncertainties that could affect the Company's overall financial position include the slowdown in the global and domestic economy that began in 2000; additional economic uncertainty created by the war in Iraq and threat of continued terrorist acts, both of which could further reduce growth in the U.S. and worldwide economy; the effect of the economic slowdown on the Company's customers' ability to pay amounts owed to the Company; weather conditions affecting demand, including warm winters and wet or cold spring and dry summer weather; inability to raise prices of products due to market conditions; changes in market demographics; actions of competitors; inability to achieve earnings growth; increased insurance costs; the Company's ability to develop and manufacture new and existing products based on anticipated investments in manufacturing capacity and engineering; market acceptance of existing and new products relative to expectations and based on current commitments to fund advertising and promotions; increased competition in the Company's businesses; financial viability of some distributors and dealers; the Company's ability to acquire, develop, and integrate new businesses and manage alliances successfully; changes in distributor and dealer ownership and purchasing practices; the Company's ability to cost-effectively expand existing, open new, move production between, and close manufacturing facilities; the Company's ability to manage costs and capacity constraints at its manufacturing facilities; the Company's ability to cost-effectively eliminate any non-performing product lines; the Company's ability to manage inventory levels and fully realize recorded inventory value; the impact of unexpected trends in warranty claims or unknown product defects; the ability to hire, retain and maintain good relationships with quality employees; threatened or pending litigation action relating to employment, commercial disputes and other matters; government action, including budget levels, regulation, and legislation, primarily legislation relating to the environment, commerce, infrastructure spending, health, and safety; availability of raw materials and unforeseen price fluctuations for commodity raw materials; and the impact of new accounting standards.

         Particular risks and uncertainties facing the Company's international business at the present include weak economic conditions in global markets; political and social conditions in individual international markets; the value of the U.S. dollar against foreign currencies, especially the Euro, Brazilian real, Australian dollar, Canadian dollar, South African rand and Mexican peso; heightened security for import and export shipments of goods; and changes in tariffs, import duties and other taxes.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's marketable securities will fluctuate inversely with movements in interest rates. However, the Company does not consider itself to be subject to material market risks with respect to its marketable securities because of the relatively short remaining maturities (5 to 39 months) of the securities held by the Company and because the Company intends to hold the "held to maturity" marketable securities to maturity and has the ability to do so.

         The Company has manufacturing operations in the United States, France, Brazil and South Africa. The Company has sold products in over 90 countries throughout the world and purchases a portion of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. The Company's most significant transactional foreign currency exposures are the Euro, Brazilian real and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro, Brazilian real and the South African rand in relation to the U.S. dollar.

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

         99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         Reports on Form 8-K -

         The Registrant filed a report on Form 8-K dated March 28, 2003, reporting under Item 12, Results of Operations and Financial Condition. Reference is made to the press release of Registrant, issued on March 25, 2003, announcing the Company's Second Quarter Fiscal 2003 Results. A copy of the press release was attached to Form 8-K as Exhibit 99.1.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July 2003.

                                            LINDSAY MANUFACTURING CO.

                                            By:    /s/ BRUCE  C. KARSK
                                                   -----------------------------
                                            Name:  Bruce C. Karsk
                                            Title: Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer)

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

                  /s/ RICHARD W. PAROD     President and Chief Executive Officer
                  --------------------     July 15, 2003
                  Richard W. Parod

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

                  /s/ BRUCE C. KARSK                Executive Vice President and
                  ------------------                Chief Financial Officer
                  Bruce C. Karsk                    July 15, 2003