Form 10-Q/A
period 2003-05-31
LINDSAY MANUFACTURING CO
filed 2003-07-25
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission File Number 1-13419

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]



At June 30, 2003, 11,735,392 shares of common stock, $1.00 par value, of the registrant were outstanding.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         This Form 10-Q/A amends the Form 10-Q of Lindsay Manufacturing Co. (the "Company") for the quarter ended May 31, 2003, that was filed on July 15, 2003, in order to include as an additional exhibit the First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod which was inadvertently not included in the original report on Form 10-Q. The additional exhibit is listed as Exhibit 10(a) below and is attached hereto. The remainder of the information contained in the original report on Form 10-Q is as set forth therein and is not amended hereby.

     (a)      Exhibits

         3(a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28,
                  1997).

         3(b) Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7,1997 (incorporated by reference to Exhibit 3(b) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997).

         3(c) By-Laws of the Company amended and restated by the Board of Directors on April 28, 2000 (incorporated by reference to
                  Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

         4 Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Report on Form 10-Q for the fiscal quarter ended November 30, 1997).

         10(a) First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod.

         99(a) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         99(b) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of July 2003.

                                 LINDSAY MANUFACTURING CO.


                                 By: /s/ BRUCE  C. KARSK
                                     -----------------------------------
                                 Name:        Bruce C. Karsk
                                 Title:       Executive Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Secretary
                                               (Principal Financial Officer)

                                  CERTIFICATION

I, Richard W. Parod, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Lindsay Manufacturing Co.

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

              /s/ RICHARD W. PAROD         President and Chief Executive Officer
              ---------------------        July 25, 2003
              Richard W. Parod

                                 CERTIFICATION

I, Bruce C. Karsk, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Lindsay Manufacturing Co.

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

              /s/ BRUCE C. KARSK                  Executive Vice President and
              --------------------                  Chief Financial Officer
              Bruce C. Karsk                      July 25, 2003