Form 10-Q/A
period 2002-11-30
LINDSAY MANUFACTURING CO
filed 2003-10-10
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At October 8, 2003, 11,735,692 shares of common stock, $1.00 par value, of the registrant were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES

                         INTRODUCTORY NOTE TO AMENDMENT

Lindsay Manufacturing Co. ("the Company") is amending its quarterly reports on Form 10-Q for each of the quarters in fiscal year 2003 in order to restate previously issued financial statements for two accounting issues.

The Company had previously recorded other non-operating income of $1.7 million during its quarter ended November 30, 2002, in order to account for the previously unrecorded cumulative cash surrender value of certain life insurance policies that had accumulated since 1994. After reviewing this accounting treatment further, the Company has restated previously reported quarterly results for fiscal 2003 and comparable prior periods presented to record the cumulative cash surrender value as a correction of error.

During fiscal 2003, the Company did not previously record certain components as inventory when they were delivered to the Company based on a belief that these components had been received on a consignment basis. After completing a year-end review of the fiscal 2003 supply agreement for these components, it was determined that the Company had assumed the risk of ownership of these components upon receipt throughout fiscal 2003 and therefore should account for them as a purchase of inventory at the time of their receipt. Accordingly, the Company has restated the previously reported quarterly balance sheets for fiscal 2003 to record the inventory and related accounts payable. The value of the related inventory was $1.9 million, $2.9 million and $2.8 million at November 30, 2002, February 28, 2003 and May 31, 2003, respectively. There is no impact on previously reported operating cash flows because the determining factor for timing of the payment to the supplier is based on when the Company consumes the components in its normal operations. This adjustment to the balance sheets did not impact the operating income, net earnings, financial condition or operating cash flows of the Company during fiscal 2003.

See Note 2 to the consolidated financial statements for further disclosure of these restatement adjustments.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                INDEX FORM 10-Q/A

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

    ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets, November 30, 2002 and 2001
        and August 31, 2002                                                 4

        Consolidated Statements of Operations for the three-months
        ended November 30, 2002 and 2001                                    5

        Consolidated Statements of Cash Flows for the three-months
        ended November 30, 2002 and 2001                                    6

        Notes to Consolidated Financial Statements                        7-11


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
    OF OPERATIONS AND FINANCIAL CONDITION                                 12-16

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK                                                            17

    ITEM 4 - CONTROLS AND PROCEDURES                                       17

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                             18

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              18


SIGNATURE                                                                  19

CERTIFICATIONS                                                            20-23

PART I - FINANCIAL INFORMATION
ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2002 AND 2001 AND AUGUST 31, 2002


                                                                               (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
                                                                                NOVEMBER        NOVEMBER         AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                               2002            2001            2002
-----------------------------------                                               ----            ----            ----
                                                                                RESTATED        RESTATED        RESTATED
ASSETS
  Current assets:
  Cash and cash equivalents                                                       $3,906         $15,864         $12,425
  Marketable securities                                                           15,279           4,621          13,289
  Receivables, net                                                                28,589          24,523          23,385
  Inventories, net                                                                18,736          13,555          15,583
  Deferred income taxes                                                            2,798           2,164           2,573
  Other current assets                                                             1,175             852             782
                                                                             -----------     -----------     -----------
  Total current assets                                                            70,483          61,579          68,037

  Long-term marketable securities                                                 27,333          24,017          25,419
  Property, plant and equipment, net                                              14,453          14,527          14,512
  Other noncurrent assets                                                          6,793           5,760           6,406
                                                                             -----------     -----------     -----------
Total assets                                                                    $119,062        $105,883        $114,374
                                                                             ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                                $9,822          $7,897          $6,068
  Other current liabilities                                                       13,917          12,415          13,640
                                                                             -----------     -----------     -----------
  Total current liabilities                                                       23,739          20,312          19,708

  Noncurrent liabilities                                                           2,108           2,088           2,311
                                                                             -----------     -----------     -----------
Total liabilities                                                                 25,847          22,400          22,019
                                                                             -----------     -----------     -----------

  Commitments and Contingencies

  Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                                    -               -               -
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,452,621, 17,362,743 and 17,430,348 shares
      issued in November 2002 and 2001 and August 2002, respectively)             17,453          17,363          17,430
    Capital in excess of stated value                                              2,454           1,824           2,472
    Retained earnings                                                            164,047         154,863         163,265
    Less treasury stock, (at cost, 5,724,069 shares)                             (89,898)        (89,898)        (89,898)
    Accumulated other comprehensive loss                                            (841)           (669)           (914)
                                                                             -----------     -----------     -----------
  Total shareholders' equity                                                      93,215          83,483          92,355
                                                                             -----------     -----------     -----------
Total liabilities and shareholders' equity                                      $119,062        $105,883        $114,374
                                                                             ===========     ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001




                                                                       (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                -------------------------
                                                                NOVEMBER         NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2002             2001
----------------------------------------                        RESTATED         RESTATED
Operating revenues                                               $33,462          $28,545
Cost of operating revenues                                        26,451           22,935
                                                             -----------      -----------
Gross profit                                                       7,011            5,610
                                                             -----------      -----------

Operating expenses:
Selling expense                                                    2,640            2,116
General and administrative expense                                 2,578            2,025
Engineering and research expense                                     598              512
                                                             -----------      -----------
Total operating expenses                                           5,816            4,653
                                                             -----------      -----------

Operating income                                                   1,195              957

Interest income, net                                                 423              437
Other income, net                                                     96              196
                                                             -----------      -----------

Earnings before income taxes                                       1,714            1,590

Income tax provision                                                 521              478
                                                             -----------      -----------

                                                             ===========      ===========
Net earnings                                                     $ 1,193          $ 1,112
                                                             ===========      ===========

Basic net earnings per share                                     $  0.10          $  0.10
                                                             ===========      ===========

Diluted net earnings per share                                   $  0.10          $  0.09
                                                             ===========      ===========

Average shares outstanding                                        11,713           11,630
Diluted effect of stock options                                      217              162
                                                             -----------      -----------
Average shares outstanding assuming dilution                      11,930           11,792
                                                             ===========      ===========


Cash dividends per share                                         $ 0.035          $ 0.035
                                                             ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                                                         (UNAUDITED)
                                                                                   NOVEMBER        NOVEMBER
($ IN THOUSANDS)                                                                     2002            2001
----------------                                                                     ----            ----
                                                                                   RESTATED        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $1,193           $1,112
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization                                                   871              907
      Amortization of marketable securities premiums, net                             (43)             (74)
      Loss on sale of fixed assets                                                      -               93
      Provision for uncollectible accounts receivable                                 (60)             (56)
      Equity in net earnings of equity-method investments                            (178)            (174)
      Other, net                                                                      264              (17)
   Changes in assets and liabilities:
      Receivables, net                                                             (5,264)          (3,151)
      Inventories, net                                                             (3,153)          (3,402)
      Other current assets                                                           (393)            (378)
      Accounts payable                                                              3,754            2,307
      Other current liabilities                                                      (867)           1,026
      Current taxes payable                                                         1,144              155
      Noncurrent assets and other liabilities                                        (734)             (93)
                                                                               ----------       ----------
   Net cash used in operating activities                                           (3,466)          (1,745)
                                                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (784)            (625)
   Acquisition of business                                                              -             (255)
   Purchases of marketable securities held-to-maturity                             (4,324)          (1,175)
   Proceeds from maturities of marketable securities held-to-maturity                 460            2,755
                                                                               ----------       ----------
   Net cash (used in) provided by investing activities                             (4,648)             700
                                                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan, net of repurchases and cancellations                                         5             (260)
   Dividends paid                                                                    (410)            (407)
                                                                               ----------       ----------
   Net cash used in financing activities                                             (405)            (667)
                                                                               ----------       ----------
   Effect of exchange rate changes on cash                                              -                1
   Net decrease in cash and cash equivalents                                       (8,519)          (1,711)
   Cash and cash equivalents, beginning of period                                  12,425           17,575
                                                                               ----------       ----------
   Cash and cash equivalents, end of period                                        $3,906          $15,864
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


(2) RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as follows:

The Company had previously recorded other non-operating income of $1.7 million during its quarter ended November 30, 2002, in order to account for the previously unrecorded cumulative cash surrender value of certain life insurance policies the Company maintains on current and former executive officers that had accumulated since 1994. These policies were obtained in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The annual premium payments for these policies were made from calendar years 1993 through 2000. The Company had previously expensed the premiums when paid and had not recorded the increases in the cash surrender value of the policies.
         After reviewing this accounting treatment further, the Company has restated previously reported quarterly results for fiscal 2003 to record the cumulative cash surrender value as a correction of error in prior periods. Accordingly, the Company has restated its unaudited financial statements for each of the quarters in fiscal year 2003, reducing previously reported non-operating income by $1.7 million. This reduction in other non-operating income did not impact the operating income or financial condition of the Company during fiscal 2003. In addition, the Company has restated the corresponding prior period financial statements presented to reflect the correction of error treatment.

        The following table reflects the financial statement line items for the Company's unaudited statements of operation, showing the material effects of the previously reported and related restated amounts for this accounting issue:

In thousands, except per share amounts          THREE-MONTHS ENDED 11/30/02
--------------------------------------------------------------------------------
                                                AS REPORTED       RESTATED
--------------------------------------------------------------------------------
Other non-operating income                        $1,787            $ 96
Earnings before income taxes                       3,405            1,714
Net earnings                                       2,884            1,193
Basic earnings per share                          $ 0.25           $ 0.10
Diluted earnings per share                        $ 0.24           $ 0.10
Net cash used in operating activities             (1,992)          (3,466)
Net cash used in investing activities            $(6,122)         $(4,648)



         The accumulation of the cash surrender value from fiscal years 1994 through 2002 was not material to the Company's net earnings, financial position or operating cash flows for any prior year reported. The Company now records the change in the cash surrender value of these life insurance policies to other income on a current basis.
         During fiscal 2003, the Company did not previously record certain components as inventory when they were delivered to the Company based on a belief that these components had been received on a consignment basis. After completing a year-end review of the fiscal 2003 supply agreement for these components, it was determined that the Company had assumed the risk of ownership of these components upon receipt throughout fiscal 2003 and therefore should account for them as a purchase of inventory at the time of their receipt. Accordingly, the Company has restated the previously reported quarterly balance sheets for fiscal 2003 to record the inventory and related accounts payable. The value of the related inventory was $1.9 million, $2.9 million and $2.8 million at November 30, 2002, February 28, 2003 and May 31, 2003, respectively. There is no impact on previously reported operating cash flows because the determining factor for timing of the payment to the supplier is based on when the Company consumes the components in its normal operations. This adjustment to the balance sheets did not impact the operating income, net earnings, financial condition or operating cash flows of the Company during fiscal 2003.

         The following table reflects the financial statement line items for the Company's unaudited balance sheets, showing the effects of the adjustments on previously reported and restated amounts for this accounting issue:


In thousands, except per share amounts                 AS OF 11/30/02
--------------------------------------------------------------------------------
                                                AS REPORTED       RESTATED
--------------------------------------------------------------------------------
Inventories, net                                  $16,812          $18,736
Accounts payable                                   7,898            9,822



(3) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2002, the Company's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are categorized as held-to-maturity as management of the Company has determined that it has the positive intent and ability to hold these securities to maturity. Held to maturity securities are carried at amortized cost. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at November 30, 2002, were $42.7 million, $412,000, $72,000 and $43.0 million, respectively. Marketable securities with an amortized cost of $15.3 million mature within one year and long term marketable securities with an amortized cost of $27.4 million have maturities ranging from 12 to 42 months.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at November 30, 2001 were $28.6 million, $415,000, $6,000 and $29.0 million, respectively. Marketable securities with an amortized cost of $4.6 million mature within one year and long term marketable securities with an amortized cost of $24.0 million have maturities ranging from 12 to 42 months.
         The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value for held-to-maturity securities at August 31, 2002 were $38.7 million, $595,000, $56,000 and $39.2 million, respectively. Marketable securities with an amortized cost of $13.3 million mature within one year and long term marketable securities with an amortized cost of $25.4 million have maturities ranging from 12 to 42 months.


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

                                                                       NOVEMBER       NOVEMBER         AUGUST
$ IN THOUSANDS                                                           2002           2001            2002
--------------                                                           ----           ----            ----
                                                                       RESTATED
First-in, first-out (FIFO) inventory ..........................        $17,497        $13,646         $14,461
LIFO reserves .................................................         (3,153)        (2,551)         (3,153)
Weighted average inventory ....................................          4,801          3,079           4,634
Obsolescence reserve ..........................................           (409)          (619)           (359)
                                                                       -------        -------         -------
Total inventories .............................................        $18,736        $13,555         $15,583
                                                                       =======        =======         =======

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                              NOVEMBER      NOVEMBER       AUGUST
                                                                                2002          2001          2002
                                                                                ----          ----          ----
                                                                              RESTATED

Raw materials ...........................................................       10%           12%           11%
Work in process .........................................................        4%            5%            4%
Finished goods and purchased parts.......................................       86%           83%           85%



(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.

                                                      NOVEMBER       NOVEMBER      AUGUST
$ IN THOUSANDS                                          2002           2001         2002
--------------                                          ----           ----         ----
Property, plant and equipment:
Land ..............................................  $    336      $     70      $    336
Buildings .........................................     9,074         8,626         9,072
Equipment .........................................    35,775        32,512        35,242
Other .............................................     2,988         2,781         2,897
                                                     --------      --------      --------
Total property, plant and equipment ...............    48,173        43,989        47,547
Accumulated depreciation ..........................   (33,720)      (29,462)      (33,035)
                                                     --------      --------      --------
Property, plant and equipment, net ................  $ 14,453      $ 14,527      $ 14,512
                                                     ========      ========      ========


(6) CREDIT ARRANGEMENTS

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                       NOVEMBER    NOVEMBER
$ IN THOUSANDS                                           2002        2001
--------------                                           ----        ----
                                                       RESTATED    RESTATED
Operating revenues:
   Irrigation ......................................   $30,631     $24,843
   Diversified products ............................     2,831       3,702
                                                       -------     -------
Total operating revenues ...........................   $33,462     $28,545
                                                       =======     =======
Operating income:
   Irrigation ......................................    $4,080      $3,119
   Diversified products ............................       291         375
                                                       -------     -------
Segment operating income ...........................     4,371       3,494
Unallocated general & administrative and
   engineering & research expenses .................     3,176       2,537
Interest and other income, net .....................       519         633
                                                       -------     -------
Earnings before income taxes .......................    $1,714      $1,590
                                                        ======      ======



(9) OTHER NONCURRENT ASSETS

                                                            NOVEMBER     NOVEMBER      AUGUST
$ IN THOUSANDS                                                2002         2001         2002
--------------                                                ----         ----         ----
                                                                         RESTATED     RESTATED
Cash surrender value of life insurance policies ..........   $1,723       $1,641       $1,691
Equity method investments ................................    1,489        1,152        1,311
Goodwill, net ............................................    1,130          708        1,082
Split dollar life insurance ..............................      894          875          878
Intangible pension assets ................................      511          580          511
Other intangibles, net ...................................      686          195          709
Other ....................................................      360          609          224
                                                            -------      -------      -------
Total noncurrent assets ..................................   $6,793       $5,760       $6,406
                                                            =======      =======      =======

(10) COMPREHENSIVE INCOME

                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                      NOVEMBER       NOVEMBER
$ IN THOUSANDS                                                          2002           2001
--------------                                                          ----           ----
                                                                      RESTATED       RESTATED
Comprehensive Income:
   Net earnings...............................................       $  1,193        $   1,112

Other comprehensive income:
   Foreign currency translation...............................             73               5
                                                                     --------        --------

Total comprehensive income....................................       $  1,266        $  1,117
                                                                     ========        ========



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

         INVENTORIES
         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for most inventories. Cost is determined by the weighted average method for inventories at the Company's foreign subsidiary in France and at the Company's dealership subsidiary Irrigation Specialists. The Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
         Footnotes to the consolidated financial statements describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS
The following table provides highlights of the Company's consolidated results of operations for the three-month periods ended November 30, 2002 and 2001. The information presented below should be read together with the accompanying Consolidated Statements of Operations and with the industry segment information in Note (8) to the consolidated financial statements contained herein.


                                                                FOR THE THREE MONTHS ENDED
                                                           ------------------------------------
                                                                                     PERCENT
                                                           NOVEMBER     NOVEMBER     INCREASE
($ IN THOUSANDS)                                             2002         2001      (DECREASE)
----------------                                             ----         ----      ----------
                                                           RESTATED     RESTATED
Consolidated
   Operating revenues ..................................   $33,462       $28,545       17.2%
   Cost of operating revenues ..........................   $26,451       $22,935       15.3
   Gross profit ........................................   $ 7,011       $ 5,610       25.0
   Gross margin ........................................      21.0%         19.7%
   Selling, engineering & research and
         general & administrative expense ..............   $ 5,816       $ 4,653       25.0
   Operating income ....................................   $ 1,195       $   957       24.9
   Operating margin ....................................       3.6%          3.4%
Interest income, net ...................................   $   423       $   437       (3.2)
   Other income (expense), net .........................   $    96       $   196      (51.0)
   Income tax provision ................................   $   521       $   478        9.0
   Effective income tax rate ...........................      30.4%         30.1%
   Net earnings ........................................   $ 1,193       $ 1,112        7.3
Irrigation Equipment Segment (See Note (8))
   Operating revenues ..................................   $30,631       $24,843       23.3
   Operating income ....................................   $ 4,080       $ 3,119       30.8
   Operating margin ....................................      13.3%         12.6%
Diversified Products Segment (See Note (8))
   Operating revenues ..................................   $ 2,831       $ 3,702      (23.5)
   Operating income ....................................   $   291       $   375      (22.4)%
   Operating margin ....................................      10.3%         10.1%


         Operating revenues for the three-months ended November 30, 2002 were $33.5 million as compared to $28.5 million for the same prior year period. Irrigation equipment revenues totaled $30.6 million as compared to $24.8 million for the same prior year period. Revenues increased due to new operations and products, and dry weather conditions. New business operations established after the three-months ended November 30, 2001 contributed $3.4 million in new irrigation revenues for the three-months ended November 30, 2002. Diversified products revenues were $2.8 million during the three-months ended November 30, 2002, lower than the same period prior year revenues of $3.7 million. The decrease in diversified product revenues was primarily due to contract manufacturing customers relying less on outsourced manufacturing. The Company expects diversified products revenues to continue at these lower levels.
         Gross margin for the three-months ended November 30, 2002 was 21.0% as compared to 19.7% for the same prior year period. The increase in gross margin was the result of modest sales price increases offset by higher materials costs.
         Selling, general and administrative and engineering and research expenses during the three-months ended November 30, 2002 totaled $5.8 million as compared to $4.7 million for the same prior year period. The increase was due to primarily to incremental expenses related to new business operations established after the three-months ended November 30, 2001.
         Net interest income during the three-months ended November 30, 2002 totaled $423,000 as compared to $437,000 for the same prior year period. Other income during the three-months ended November 30, 2002 totaled $96,000 compared to $196,000 for the same prior year period.

         The effective tax rate during the three-months ended November 30, 2002 was 30.4% as compared to 30.1% for the same period of the prior year. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.
         Net earnings rose 7.3% to $1.2 million, or $0.10 per diluted share, for the first quarter of fiscal 2003 compared with $1.1 million, or $0.09 per diluted share, in the first quarter of fiscal 2002.
         Long term, the Company believes that the agricultural irrigation equipment demand drivers remain solidly in place; farmers need to conserve water, energy and labor while at the same time improve and stabilize crop yields and increase food production for a growing world population. The Company's order backlog at November 30, 2002, totaled $19.4 million compared with $26.4 million at November 30, 2001, and $18.9 million at August 31, 2002. Early domestic fiscal 2003 orders for new irrigation equipment sales have lagged somewhat despite recent dry weather conditions. While the U.S. 2002 Farm Bill legislation is generally positive for farmers, management believes some growers are simply waiting to make their purchase decisions until they know if they will receive a subsidy for the purchase under the Environmental Quality Incentive Program. Additionally, because improved commodity pricing reduced government commodity price support payments, some farmers may be feeling near-term cash flow pressure. The Company will continue to search for appropriate acquisitions that are congruent with its mission to be the worldwide leader in providing intelligent water and plant nutrient management systems, while adding incremental value for shareholders.

LIQUIDITY AND CAPITAL RESOURCES
The Company requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Historically, the Company has financed its growth through funds provided by operations. In addition, the Company maintains a $10.0 million bank line of credit. The Company has not borrowed any funds under this line of credit and the entire $10.0 million is available to the Company. Management believes that funds provided by operations, supplemented if necessary by borrowings under the line of credit, will be sufficient to cover reasonably expected working capital needs of the Company, including the payment of dividends, and any planned capital expenditures during fiscal 2003. The Company also held marketable securities of $42.6 million as of November 30, 2002. Although these are liquid assets that could be readily converted into cash if needed, the Company intends to hold these as investments until maturity, and does not anticipate that the sale of any of these assets will be necessary to meet its reasonably foreseeable cash requirements. Maturities of these securities range from 0 to 42 months.
         During the three months ended November 30, 2002, the Company's net cash position decreased from $12.4 million to $3.9 million. The decrease in the net cash position was a result of cash used in operating activities of $3.5 million, cash used in investing activities of $4.6 million and cash used in financing activities of $405,000 during the period.
         The Company used cash in operating activities primarily to finance an increase in receivables and inventories, which was offset by the Company's net earnings and an increase in payables. Receivables increased $5.2 million from the level of August 31, 2002 due primarily to the seasonality of the Company's dealer stock program. Inventories at November 30, 2002, increased $3.2 million as compared to August 31, 2002 due to seasonal production scheduling. Accounts Payable increased $3.8 million due to the timing of production materials purchases.
         During the first quarter of fiscal 2003, the Company used cash in investing activities in order to purchase $4.3 million of additional marketable securities and to make capital expenditures of $784,000. These uses of cash were offset during the period by $460,000 of proceeds from maturing marketable securities. Capital expenditures during the period were used primarily to upgrade and further automate the Company's manufacturing facilities. The Company expects that total capital expenditures for fiscal 2003 will be approximately $3.0 to $4.0 million and that they will be made to further improve the Company's manufacturing facilities.
         Approximately $405,000 of cash was used in financing activities during the three-months ended November 30, 2002. This use of cash was primarily for the payment of dividends on the Company's common stock .
         The Company's equity increased to $93.2 million at November 30, 2002 from $92.4 million at August 31, 2002 due to its net earnings of $1.2 million, net of dividends paid of $410,000. The Company's equity at November 30, 2001 was $83.5 million.

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

         10(a)* Lindsay Manufacturing Co. Management Incentive Plan (MIP) 2003 Plan Year.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K -

         No Form 8-K was filed during the quarter ended November 30, 2002.

         * Previously filed.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of October, 2003.

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