Form 10-Q/A
period 2003-02-28
LINDSAY MANUFACTURING CO
filed 2003-10-10
CIK 836157

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

                         Commission File Number 1-13419
                                                -------

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

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                INDEX FORM 10-Q/A


                                                                                                Page No.
                                                                                                --------
PART I -- FINANCIAL INFORMATION

       ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 28, 2003 and 2002
           and August 31, 2002                                                                       4

           Consolidated Statements of Operations for the three-months and
           six-months ended February 28, 2003 and 2002                                               5

           Consolidated Statements of Cash Flows for the six-months
           ended February 28, 2003 and 2002                                                          6

           Notes to Consolidated Financial Statements                                              7-12


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       13-18

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                  19

       ITEM 4 -- CONTROLS AND PROCEDURES                                                            19

PART II -- OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   20

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 20

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    20


SIGNATURE                                                                                           21

CERTIFICATIONS                                                                                     22-25


PART I -- FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 2003 AND 2002 AND AUGUST 31, 2002




                                                                      (UNAUDITED)   (UNAUDITED)  (UNAUDITED)
                                                                        FEBRUARY     FEBRUARY      AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                       2003         2002         2002
-----------------------------------                                       ----         ----         ----
                                                                        RESTATED     RESTATED     RESTATED
ASSETS
  Current assets:
  Cash and cash equivalents                                             $   5,431    $   7,646    $  12,425
  Marketable securities                                                     7,971        9,916       13,289
  Receivables, net                                                         36,657       31,624       23,729
  Inventories, net                                                         24,315       15,309       15,583
  Deferred income taxes                                                     2,355        1,870        2,573
  Other current assets                                                        944          553          782
                                                                        ---------    ---------    ---------
Total current assets                                                       77,673       66,918       68,381
 Long-term marketable securities                                           27,813       24,354       25,419
 Property, plant and equipment, net                                        14,270       13,927       14,512
 Other noncurrent assets                                                    7,176        6,213        6,406
                                                                        ---------    ---------    ---------
Total assets                                                            $ 126,932    $ 111,412    $ 114,718
                                                                        =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                      $  12,900    $   7,623    $   6,068
  Other current liabilities                                                13,946       14,653       13,984
                                                                        ---------    ---------    ---------
  Total current liabilities                                                26,846       22,276       20,052
  Noncurrent liabilities                                                    2,114        1,847        2,311
                                                                        ---------    ---------    ---------
Total liabilities                                                          28,960       24,123       22,363
                                                                        ---------    ---------    ---------

  Commitments and Contingencies

  Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                             -            -            -
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,458,052, 17,409,900 and 17,430,348 shares
      issued in February 2003 and 2002 and August 2002, respectively)      17,458       17,410       17,430
    Capital in excess of stated value                                       2,467        2,039        2,472
    Retained earnings                                                     168,589      158,398      163,265
    Less treasury stock, (at cost, 5,724,069)                             (89,898)     (89,898)     (89,898)
    Accumulated other comprehensive loss                                     (644)        (660)        (914)
                                                                        ---------    ---------    ---------
  Total shareholders' equity                                               97,972       87,289       92,355
                                                                        ---------    ---------    ---------
  Total liabilities and shareholders' equity                            $ 126,932    $ 111,412    $ 114,718
                                                                        =========    =========    =========




The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002



                                                         (UNAUDITED)                   (UNAUDITED)
                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   -----------------------        -----------------------
                                                   FEBRUARY       FEBRUARY        FEBRUARY       FEBRUARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2003           2002            2003           2002
----------------------------------------             -----          -----           -----          ----
                                                                  RESTATED        RESTATED       RESTATED
Operating revenues                                 $ 48,127       $ 40,668        $ 81,589       $ 69,213
Cost of operating revenues                           35,865         30,586          62,316         53,521
                                                   --------       --------        --------       --------
Gross profit                                         12,262         10,082          19,273         15,692
                                                   --------       --------        --------       --------

Operating expenses:
  Selling expense                                     2,459          2,043           5,099          4,159
  General and administrative expense                  2,693          2,051           5,271          4,076
  Engineering and research expense                      634            574           1,232          1,086
                                                   --------       --------        --------       --------
Total operating expenses                              5,786          4,668          11,602          9,321
                                                   --------       --------        --------       --------

                                                   --------       --------        --------       --------
Operating income                                      6,476          5,414           7,671          6,371

Interest income, net                                    390            356             813            793
Other income (expense), net                             242             (7)            338            189
                                                   --------       --------        --------       --------

Earnings before income taxes                          7,108          5,763           8,822          7,353

                                                   --------       --------        --------       --------
Income tax provision                                  2,156          1,791           2,677          2,269
                                                   --------       --------        --------       --------

                                                   ========       ========        ========       ========
Net earnings                                       $  4,952       $  3,972        $  6,145       $  5,084
                                                   ========       ========        ========       ========

Basic net earnings per share                       $   0.42       $   0.34        $   0.52       $   0.44
                                                   ========       ========        ========       ========

Diluted net earnings per share                     $   0.42       $   0.34        $   0.52       $   0.43
                                                   ========       ========        ========       ========

Average shares outstanding                           11,733         11,655          11,723         11,642
Diluted effect of stock options                         158            168             188            165
                                                   --------       --------        --------       --------
Average shares outstanding assuming dilution         11,891         11,823          11,911         11,807
                                                   ========       ========        ========       ========

Cash dividends per share                           $  0.035       $  0.035        $  0.070       $  0.070
                                                   ========       ========        ========       ========




The accompanying notes are an integral part of the consolidated financial statements.

                   Lindsay Manufacturing Co. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)


                                                                        FEBRUARY    FEBRUARY
($ IN THOUSANDS)                                                          2003        2002
----------------                                                          ----        ----
                                                                        RESTATED    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                         $  6,145    $  5,084
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization                                        1,759       1,819
      Amortization of marketable securities premiums, net                    (97)       (111)
      Gain on sale of fixed assets                                             -         (23)
      Provision for uncollectible accounts receivable                       (141)        (11)
      Equity in net earnings of equity method investments                   (157)          -
      Deferred income taxes                                                  218         294
      Other, net                                                             (70)       (203)
   Changes in assets and liabilities:
      Receivables, net                                                   (13,131)    (10,297)
      Inventories, net                                                    (8,732)     (5,156)
      Other current assets                                                  (162)        (79)
      Accounts payable, trade                                              6,832       2,033
      Other current liabilities                                           (1,105)      2,056
      Current taxes payable                                                1,411       1,363
      Other noncurrent assets and liabilities                               (428)       (686)
                                                                        --------    --------
   Net cash used in operating activities                                  (7,658)     (3,917)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                             (1,553)     (1,062)
   Acquisition of business                                                     -        (255)
   Proceeds from sale of property, plant and equipment                        52         209
   Purchases of marketable securities held-to-maturity                    (6,135)     (9,230)
   Proceeds from maturities of marketable securities held-to-maturity      9,153       5,215
   Equity investment                                                           -         (80)
                                                                        --------    --------
   Net cash provided by (used in) investing activities                     1,517      (5,203)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option
     plan, net of repurchases and cancellations                               23           2
   Dividends paid                                                           (821)       (812)
                                                                        --------    --------
   Net cash used in financing activities                                    (798)       (810)
                                                                        --------    --------

   Effect of exchange rate changes on cash                                   (55)          1
   Net decrease in cash and cash equivalents                              (6,994)     (9,929)
   Cash and cash equivalents, beginning of period                         12,425      17,575
                                                                        --------    --------
   Cash and cash equivalents, end of period                             $  5,431    $  7,646
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

         The following table reflects the financial statement line items for the Company's unaudited statements of operation, showing the material effects of the previously reported and related restated amounts for this accounting issue:

In thousands, except per share amounts       SIX-MONTHS ENDED 2/28/03
                                           -----------------------------
                                             AS REPORTED     RESTATED
                                           --------------- -------------
Other non-operating income                     $ 2,029        $  338
Earnings before income taxes                    10,513         8,822
Net earnings                                     7,836         6,145
Basic earnings per share                       $  0.67        $ 0.52
Diluted earnings per share                     $  0.66        $ 0.52

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

         The following table reflects the financial statement line items for the Company's unaudited balance sheets, showing the effects of the adjustments on previously reported and restated amounts for this accounting issue:

In thousands, except per share amounts               AS OF 2/28/03
                                            ---------------------------------
                                              AS REPORTED       RESTATED
                                            ---------------- ----------------
Inventories, net                                $21,423          $24,315
Accounts payable                                 10,008           12,900


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


                                         FEBRUARY    FEBRUARY     AUGUST
$ IN THOUSANDS                             2003        2002        2002
---------------                            ----        ----        ----
                                         RESTATED
First-in, first-out (FIFO) inventory..   $ 20,143    $ 15,788    $ 13,274
LIFO reserves ........................     (3,154)     (2,551)     (3,154)
Weighted average inventory ...........      7,900       2,680       5,942
Obsolescence reserve .................       (574)       (608)       (479)
                                         --------    --------    --------
Total inventories ....................   $ 24,315    $ 15,309    $ 15,583
                                         ========    ========    ========


The estimated percentage distribution between major classes of inventory before reserves is as follows:


                                      FEBRUARY    FEBRUARY     AUGUST
                                        2003        2002        2002
                                        ----        ----        ----
                                      RESTATED
Raw materials ......................     15%         12%         11%
Work in process ....................      5%          5%          4%
Finished goods and purchased parts..     80%         83%         85%



(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.


                                        FEBRUARY    FEBRUARY     AUGUST
$ IN THOUSANDS                            2003        2002        2002
--------------                            ----        ----        ----
Property, plant and equipment:
     Land ...........................   $    336    $     70    $    336
     Buildings ......................      9,304       8,625       9,072
     Equipment ......................     36,598      32,333      35,242
     Other ..........................      2,443       3,022       2,897
                                        --------    --------    --------
Total property, plant and equipment..     48,681      44,050      47,547
Accumulated depreciation ............    (34,411)    (30,123)    (33,035)
                                        --------    --------    --------
Property, plant and equipment, net..    $ 14,270    $ 13,927    $ 14,512
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

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                         --------------------------     ------------------------
                                            FEBRUARY    FEBRUARY          FEBRUARY    FEBRUARY
$ IN THOUSANDS                                2003        2002              2003        2002
--------------                                ----        ----              ----        ----
                                                        RESTATED          RESTATED    RESTATED
Operating revenues:
   Irrigation ..........................     $45,372     $37,025           $76,003     $61,868
   Diversified products ................       2,755       3,643             5,586       7,345
                                             -------     -------           -------     -------
Total operating revenues ...............     $48,127     $40,668           $81,589     $69,213
                                             =======     =======           =======     =======
Operating income:
   Irrigation ..........................     $ 9,371     $ 7,388           $13,451     $10,507
   Diversified products ................         432         651               723       1,026
                                             -------     -------           -------     -------
Segment operating income ...............       9,803       8,039            14,174      11,533
Unallocated general & administrative and
   engineering & research expenses .....       3,327       2,625             6,503       5,162
Interest and other income, net .........         632         349             1,151         982
                                             -------     -------           -------     -------
Earnings before income taxes ...........     $ 7,108     $ 5,763           $ 8,822     $ 7,353
                                             =======     =======           =======     =======


(9) OTHER NONCURRENT ASSETS


                                                   FEBRUARY     FEBRUARY      AUGUST
$ IN THOUSANDS                                       2003         2002         2002
---------------                                      ----         ----         ----
                                                                RESTATED     RESTATED
Cash surrender value of life insurance policies..   $1,764       $1,658       $1,691
Equity method investments .......................    1,468        1,228        1,311
Goodwill, net ...................................    1,113          806        1,082
Split dollar life insurance .....................      894          875          878
Intangible pension assets .......................      511          580          511
Other intangibles, net ..........................      642          188          709
Other ...........................................      784          878          224
                                                    ------       ------       ------
Total noncurrent assets .........................   $7,176       $6,213       $6,406
                                                    ======       ======       ======

(10) COMPREHENSIVE INCOME


                                     FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                     --------------------------    ------------------------
                                      FEBRUARY       FEBRUARY       FEBRUARY       FEBRUARY
$ IN THOUSANDS                          2003           2002           2003           2002
--------------                          ----           ----           ----           ----
                                                     RESTATED       RESTATED       RESTATED
Comprehensive Income:
   Net earnings .................      $4,952         $3,972         $6,145         $5,084
 Other comprehensive income:
   Foreign currency translation..         197              9            270             14
                                       ------         ------         ------         ------
Total comprehensive income ......      $5,149         $3,981         $6,415         $5,098
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


(11) GUARANTEES

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


                                                                      FEBRUARY
$ IN THOUSANDS                                                           2003
--------------                                                           ----
Guarantees on third party debt of equity investment...........         $   671
Customer equipment financing recourse.........................           2,908
Product warranties............................................               -
                                                                       -------
Total guarantees..............................................         $ 3,579
                                                                       =======

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

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's related portfolio limited to $1.4 million as of February 28, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure is generally representative of 2.75% of the original loan amount financed or the total equipment cost related to a lease. Related to this exposure amount, the Company has accrued $356,000 within other current liabilities as of February 28, 2003. The amount accrued is based, in large part, on the Company's experience with this agreement and related transactions.

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


                                                       FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                        FEBRUARY     FEBRUARY
$ IN THOUSANDS                                             2003        2002
--------------                                             ----        ----
Product warranty accrual balance, September 1 ........   $ 1,266      $ 1,396
Liabilities accrued for warranties during the period..       120          119
Warranty claims paid during the period ...............      (200)        (164)
                                                         -------      -------
Product warranty accrual balance, February 28 ........   $ 1,186      $ 1,351
                                                         =======      =======


                                                          FOR THE FISCAL YEARS ENDED
                                                          --------------------------
                                                         AUGUST     AUGUST     AUGUST
$ IN THOUSANDS                                            2002       2001       2000
--------------                                            ----       ----       ----
Product warranty accrual balance, September 1 ........   $ 1,396    $   757    $   657
Liabilities accrued for warranties during the period..       364        710        166
Warranty claims paid during the period ...............      (494)       (71)       (66)
                                                         -------    -------    -------
Product warranty accrual balance, August 31 ..........   $ 1,266    $ 1,396    $   757
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


                                                  FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                  --------------------------                  ------------------------
                                                                            PERCENT                                 PERCENT
                                               FEBRUARY   FEBRUARY         INCREASE       FEBRUARY    FEBRUARY      INCREASE
($ IN THOUSANDS)                                 2003       2002          (DECREASE)        2003        2002       (DECREASE)
----------------                                 ----       ----          ----------        ----        ----       ---------
                                                           RESTATED                       RESTATED    RESTATED
Consolidated
   Operating revenues ......................   $ 48,127    $ 40,668          18.3%        $ 81,589    $ 69,213        17.9%
   Cost of operating revenues ..............   $ 35,865    $ 30,586          17.3         $ 62,316    $ 53,521        16.4
    Gross profit ...........................   $ 12,262    $ 10,082          21.6         $ 19,273    $ 15,692        22.8
   Gross margin ............................       25.5%       24.8%                         23.62%       22.7%
   Selling, engineering & research and
         general & administrative expense ..   $  5,786    $  4,668          24.0         $ 11,602    $  9,321        24.5
   Operating income ........................   $  6,476    $  5,414          19.6         $  7,671    $  6,371        20.4
   Operating margin ........................       13.5%       13.3%                           9.4%        9.2%
   Interest income, net ....................   $    390    $    356           9.6         $    813    $    793         2.6
    Other income (expense), net ............   $    242    $     (7)          N/A         $    338    $    189        78.8
   Income tax provision ....................   $  2,156    $  1,791          20.4         $  2,677    $  2,269        18.0
   Effective income tax rate ...............       30.3%       31.1%                          30.3%       30.9%
   Net earnings ............................   $  4,952    $  3,972          24.7         $  6,145    $  5,084        20.9
Irrigation Equipment Segment (See Note (8))
   Operating revenues ......................   $ 45,372    $ 37,025          22.5         $ 76,003    $ 61,868        22.8
   Operating income ........................   $  9,371    $  7,388          26.8         $ 13,451    $ 10,507        28.0
   Operating margin ........................       20.7%       20.0%                          17.7%       17.0%
Diversified Products Segment (See Note (8))
   Operating revenues ......................   $  2,755    $  3,643         (24.4)        $  5,586    $  7,345       (23.9)
   Operating income ........................   $    432    $    651         (33.6%)       $    723    $  1,026       (29.5%)
   Operating margin ........................       15.7%       17.9%                          12.9%       14.0%


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

         Other income during the three-months ended February 28, 2003 totaled $242,000 as compared to other expense of $7,000 for the same prior year period. Foreign currency gains were the primary cause of the increase in other income compared to the same prior year period.

         The effective tax rate during the three-months ended February 28, 2003 was 30.3% as compared to 31.1% for the same prior year period. Overall, the Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose 25% to $5.0 million, or $0.42 per diluted share, for the quarter ended February 28, 2003 compared with $4.0 million, or $0.34 per diluted share, for the same prior year period.

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

         Other income during the six-months ended February 28, 2003 totaled $338,000 as compared to $189,000 for the same prior year period. The increase in other income compared to the same prior year period reflects the impact of foreign currency transaction gains.

         The effective tax rate during the six-months ended February 28, 2003 was 30.3% as compared to 30.9% for the same period of the prior year. Overall, the Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose 21% to $6.1 million, or $0.52 per diluted share, for the first six-month period of fiscal 2003 compared with $5.1 million, or $0.43 per diluted share, in the first six-months of fiscal 2002.

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

         During the six months ended February 28, 2003, the Company's net cash position decreased from $12.4 million to $5.4 million. The decrease in the net cash position was a result of cash used in operating activities of $7.7 million, cash provided by investing activities of $1.5 million and cash used in financing activities of $798,000 during the period.

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

         The Company's equity increased to $98.0 million at February 28, 2003 from $92.4 million at August 31, 2002 due primarily to its net earnings of $6.1 million and accumulated other comprehensive income of $270,000 less dividends paid of $821,000. The Company's equity at February 28, 2002 was $87.3 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 11 to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

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

         As noted above, the Company has adopted the disclosure requirements of the Interpretation (see Note 11) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

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

ITEM 4 -- CONTROLS AND PROCEDURES

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

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         1.  Election of Directors:   Larry H. Cunningham    For --  10,757,091   Withheld --  27,136
                                      Richard W. Parod       For --  10,711,304   Withheld --  72,923
                                      Michael C. Nahl        For --  10,751,677   Withheld --  32,550


         2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2003.

              For -- 10,308,378    Against -- 469,791    Abstain -- 6,058

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits --
         3(a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3 (a) to the Company's Report on Form 10-Q for the fiscal quarter ended
               February 28, 1997.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
               Section 1350.

         32.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
               Section 1350.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
               Section 1350.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
               Section 1350.

         Reports on Form 8-K --
         The Registrant filed a report on Form 8-K dated December 27, 2002 reporting under Item 5, Other Events. Reference is made to the press release of Registrant, issued on December 23, 2002, announcing the Company's First Quarter Fiscal 2003 Results. A copy of the press release was attached to Form 8-K as Exhibit 99.1.

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