Form 10-Q/A
period 2003-05-31
LINDSAY MANUFACTURING CO
filed 2003-10-10
CIK 836157

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

                        For the transition period from _____ to

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

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                INDEX FORM 10-Q/A

                                                                                Page No.
                                                                                --------

PART I -- FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2003 and 2002
           and August 31, 2002                                                      4

           Consolidated Statements of Operations for the three-months and
           nine-months ended May 31, 2003 and 2002                                  5

           Consolidated Statements of Cash Flows for the nine-months
           ended May 31, 2003 and 2002                                              6

           Notes to Consolidated Financial Statements                             7-13


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                      14-18

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                 19

       ITEM 4 - CONTROLS AND PROCEDURES                                            19

PART II -- OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                  20

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   20


SIGNATURE                                                                          21

CERTIFICATIONS                                                                    22-25


PART I -- FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2003 AND 2002 AND AUGUST 31, 2002

                                                                          (UNAUDITED)     (UNAUDITED)       (UNAUDITED)
                                                                              MAY             MAY             AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                          2003             2002             2002
-----------------------------------                                          ----            -----             ----
                                                                           RESTATED        RESTATED         RESTATED
ASSETS
Current Assets:
  Cash and cash equivalents                                                $   12,970      $   15,232       $  12,425
  Marketable securities                                                         9,288           8,915          13,289
  Receivables, net                                                             29,303          26,697          23,729
  Inventories, net                                                             20,972          16,820          15,583
  Deferred income taxes                                                         2,369           2,088           2,573
  Other current assets                                                            953             603             782
                                                                           ----------       ---------       ---------
  Total current assets                                                         75,855          70,355          68,381
Long-term marketable securities                                                31,943          26,768          25,419
Property, plant and equipment, net                                             13,956          14,883          14,512
Other noncurrent assets                                                         7,190           6,775           6,406
                                                                           ----------       ---------       ---------
Total assets                                                               $  128,944       $ 118,781       $ 114,718
                                                                           ==========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $8,967          $8,721          $6,068
  Other current liabilities                                                    14,327          16,296          13,984
                                                                           ----------       ---------       ---------
  Total current liabilities                                                    23,294          25,017          20,052
Pension benefits liability                                                      1,688           1,250           1,688
Other noncurrent liabilities                                                      432             617             623
                                                                           ----------       ---------       ---------
Total liabilities                                                              25,414          26,884          22,363
                                                                           ----------       ---------       ---------

Commitments and Contingencies

Shareholders' equity:
    Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding)                                 -               -               -
    Common stock, ($1 par value, 25,000,000 shares
      authorized, 17,458,052, 17,430,348 and 17,430,348 shares
      issued in May 2003 and 2002 and August 2002, respectively)               17,458          17,431          17,430
    Capital in excess of stated value                                           2,467           2,203           2,472
    Retained earnings                                                         173,000         162,821         163,265
    Less treasury stock, (at cost, 5,724,069 shares)                         (89,898)        (89,898)        (89,898)
    Accumulated other comprehensive gain (loss)                                   503           (660)           (914)
                                                                           ----------       ---------       ---------
Total shareholders' equity                                                    103,530          91,897          92,355
                                                                           ----------       ---------       ---------
Total liabilities and shareholders' equity                                 $  128,944       $ 118,781       $ 114,718
                                                                           ==========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2003 AND 2002

                                                              (UNAUDITED)                        (UNAUDITED)
                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      --------------------------         ---------------------------
                                                          MAY              MAY             MAY                MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 2003             2002             2003              2002
----------------------------------------                 ----             ----             ----              ----
                                                                        RESTATED         RESTATED          RESTATED

Operating revenues                                    $ 48,833          $ 44,133          $130,422          $113,346
Cost of operating revenues                              36,334            32,580            98,650            86,101
                                                      --------          --------          --------          --------
Gross profit                                            12,499            11,553            31,772            27,245
                                                      --------          --------          --------          --------

Operating expenses:
  Selling expense                                        2,662             2,260             7,761             6,419
  General and administrative expense                     2,737             2,259             8,008             6,335
  Engineering and research expense                         675               595             1,907             1,681
                                                      --------          --------          --------          --------
Total operating expenses                                 6,074             5,114            17,676            14,435
                                                      --------          --------          --------          --------

Operating income                                         6,425             6,439            14,096            12,810

Interest income, net                                       350               376             1,163             1,169
Other income, net                                          246                34               584               223
                                                      --------          --------          --------          --------

Earnings before income taxes                             7,021             6,849            15,843            14,202

                                                      --------          --------          --------          --------
Income tax provision                                     2,199             2,118             4,876             4,387
                                                      --------          --------          --------          --------

                                                      ========          ========          ========          ========
Net earnings                                          $  4,822          $  4,731          $ 10,967          $  9,815
                                                      ========          ========          ========          ========


Basic net earnings per share                          $   0.41          $   0.40          $   0.94          $   0.84
                                                      ========          ========          ========          ========

Diluted net earnings per share                        $   0.41          $   0.40          $   0.92          $   0.83
                                                      ========          ========          ========          ========


Average shares outstanding                              11,734            11,704            11,727            11,663
Diluted effect of stock options                            144               210               173               180
                                                      --------          --------          --------          --------
Average shares outstanding assuming dilution            11,878            11,914            11,900            11,843
                                                      ========          ========          ========          ========

Cash dividends per share                              $  0.035          $  0.035          $  0.105          $  0.105
                                                      ========          ========          ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                             MAY               MAY
($ IN THOUSANDS)                                                             2003              2002
----------------                                                             ----              ----
                                                                           RESTATED           RESTATED


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $ 10,967           $  9,815
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                           2,679              2,738
      Amortization of marketable securities premiums, net                      (154)              (156)
      Gain on sale of fixed assets                                              (52)               (23)
      Provision for uncollectible accounts receivable                          (226)              (180)
      Equity in net earnings of equity method investments                      (104)                 -
      Deferred income taxes                                                     204                 76
      Other, net                                                               (103)               (51)
   Changes in assets and liabilities:
      Receivables, net                                                       (5,348)            (2,079)
      Inventories, net                                                       (5,389)            (3,957)
      Other current assets                                                     (171)              (129)
      Accounts payable, trade                                                 2,899                476
      Other current liabilities                                                (990)             2,658
      Current taxes payable                                                   1,333              1,767
      Other noncurrent assets and liabilities                                   617               (751)
                                                                           --------           --------
   Net cash provided by operating activities                                  6,162             10,204
                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (2,143)            (1,746)
   Acquisitions of business                                                       -             (4,516)
   Proceeds from sale of property, plant and equipment                           88                209
   Purchases of marketable securities                                       (11,495)           (11,583)
   Proceeds from maturities of marketable securities                          9,153              6,200
   Equity Investment                                                              -                (78)
                                                                           --------           --------
   Net cash used in investing activities                                     (4,397)           (11,514)
                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan                23                187
   Dividends paid                                                            (1,232)            (1,221)
                                                                           --------           --------
   Net cash used in financing activities                                     (1,209)            (1,034)
                                                                           --------           --------

   Effect of exchange rate changes on cash                                      (11)                 1
   Net increase (decrease) in cash and cash equivalents                         545             (2,343)
   Cash and cash equivalents, beginning of period                            12,425             17,575
                                                                           --------           --------

   Cash and cash equivalents, end of period                                $ 12,970           $ 15,232
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

                                                                   FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                   --------------------------           --------------------------
                                                                       MAY           MAY                 MAY                MAY
$ IN THOUSANDS                                                         2003          2002                2003               2002
         .                                                                         RESTATED            RESTATED           RESTATED

Net Earnings, as reported                                           $   4,822      $   4,731          $   10,967          $   9,815
   Deduct:
Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                              286            292                 769                838
                                                                    ---------      ---------          ----------          ---------
Proforma net earnings                                                   4,536          4,439              10,198              8,977
                                                                    =========      =========          ==========          =========

Earnings per share:
   Basic-as reported                                                $    0.41      $    0.40          $     0.94          $    0.84
   Basic-pro forma                                                       0.39           0.38                0.87               0.77

   Diluted-as reported                                                   0.41           0.40                0.92               0.83
   Diluted-pro forma                                                $    0.38      $    0.37          $     0.86          $    0.76

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

         The following table reflects the financial statement line items for the Company's unaudited statements of operation, showing the material effects of the previously reported and related restated amounts for this accounting issue:

In thousands, except per share amounts          NINE-MONTHS ENDED 5/31/03
                                                -------------------------
                                                AS REPORTED      RESTATED
Other non-operating income                         $2,275          $ 584
Earnings before income taxes                       17,534         15,843
Net earnings                                       12,658         10,967
Basic earnings per share                           $ 1.08         $ 0.94
Diluted earnings per share                         $ 1.06         $ 0.92

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

         The following table reflects the financial statement line items for the Company's unaudited balance sheets, showing the material effects of the adjustments on previously reported and restated amounts for this accounting issue:

In thousands, except per share amounts                 AS OF 5/31/03
                                                       -------------
                                                AS REPORTED       RESTATED
Inventories, net                                  $18,178          $20,972
Accounts payable                                   6,173            8,967

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

                                                MAY            MAY          AUGUST
$ IN THOUSANDS                                  2003           2002          2002
---------------                                 ----           ----          ----
                                              RESTATED
----------------------------------------------
First-in, first-out (FIFO) inventory          $ 16,275       $ 14,379      $ 13,274
LIFO reserves ......................            (3,153)        (2,551)       (3,154)
Weighted average inventory .........             8,386          5,687         5,942
Obsolescence reserve ...............              (536)          (695)         (479)
                                              --------       --------      --------
Total inventories ..................          $ 20,972       $ 16,820      $ 15,583
                                              ========       ========      ========


The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                      MAY        MAY      AUGUST
                                                     2003       2002       2002
                                                     ----       ----       ----

Raw materials ................................       23%        10%        11%
Work in process ..............................        4%         8%         4%
Finished goods and purchased parts............       73%        82%        85%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost, net of depreciation.


                                                           MAY            MAY         AUGUST
$ IN THOUSANDS                                            2003           2002          2002
--------------                                            ----           ----          ----

Property, plant and equipment:
     Land ..........................................  $      336       $    70       $    336
     Buildings .....................................       9,338         8,809          9,072
     Equipment .....................................      36,263        34,850         35,242
     Other..........................................       2,631         3,371          2,897
                                                       ---------       -------       --------
Total property, plant and equipment.................      48,568        47,100         47,547
Accumulated depreciation............................     (34,612)      (32,217)       (33,035)
                                                      ----------        ------         ------
Property, plant and equipment, net  ................  $   13,956       $14,883       $ 14,512
                                                      ==========       =======       ========


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                             --------------------------    -------------------------
                                                 MAY            MAY            MAY            MAY
$ IN THOUSANDS                                   2003           2002           2003           2002
--------------                                   ----           ----           ----           ----
                                                              RESTATED       RESTATED       RESTATED
Operating revenues:
   Irrigation ..........................       $ 45,827       $ 41,501       $121,830       $103,369
   Diversified products ................          3,006          2,632          8,592          9,977
                                               --------       --------       --------       --------
Total operating revenues ...............         48,833         44,133        130,422        113,346
                                               ========       ========       ========       ========
Operating income:
   Irrigation ..........................          9,836          8,876         23,287
                                                                                              19,383
   Diversified products ................              1            417            724          1,443
                                               --------       --------       --------       --------
Segment operating income ...............          9,837          9,293         24,011         20,826
Unallocated general & administrative and
   engineering & research expenses .....          3,412          2,854          9,915          8,016
Interest and other income, net .........            596            410          1,747          1,392
                                               --------       --------       --------       --------
Earnings before income taxes ...........       $  7,021       $  6,849       $ 15,843       $ 14,202
                                               ========       ========       ========       ========

 (9) OTHER NONCURRENT ASSETS


                                                       MAY          MAY         AUGUST
$ IN THOUSANDS                                         2003         2002         2002
---------------                                        ----         ----         ----
                                                                  RESTATED     RESTATED
Cash surrender value of life insurance policies       $1,782       $1,674       $1,691
Equity method investments .....................        1,415        1,205        1,311
Goodwill, net .................................        1,212          830        1,082
Split dollar life insurance ...................          894          878          878
Intangible pension assets .....................          511          580          511
Other intangibles, net ........................          621          495          687
Other .........................................          754        1,113          246
                                                      ------       ------       ------
Total noncurrent assets .......................       $7,190       $6,775       $6,406
                                                      ======       ======       ======


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

                                                           MAY           AUGUST
$ IN THOUSANDS                                            2003            2002
---------------                                           ----           -----

Non-compete agreements..............................    $  302          $  353
Tradenames..........................................       138             142
Patent     .........................................        90              95
Plans and specifications ...........................        69              72
Other...............................................        22              25
                                                        ------          ------
Total other intangible assets.......................    $  621          $  687
                                                        ======          ======

(10) COMPREHENSIVE INCOME


                                             FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                             --------------------------    -------------------------
                                                 MAY            MAY             MAY         MAY
$ IN THOUSANDS                                  2003           2002            2003         2002
--------------                                  ----           ----            ----         ----
         .                                                   RESTATED       RESTATED      RESTATED
Comprehensive Income:
   Net earnings.........................     $  4,822        $  4,731       $ 10,967      $ 9,815
 Other comprehensive income:
   Unrealized gains on securities.......           31               -             31            -
   Foreign currency translation.........        1,116               -          1,386           14
                                             --------        --------       --------      -------
Total comprehensive income..............     $  5,969        $  4,731       $ 12,384      $ 9,829
                                             ========        ========       ========      =======


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

                                                                          MAY
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

                                                                      FOR THE NINE MONTHS ENDED
                                                                      -------------------------
                                                                         MAY            MAY
$ IN THOUSANDS                                                          2003           2002
--------------                                                          ----           ----

Product warranty accrual balance, September 1.................        $  1,266       $  1,396
Liabilities accrued for warranties during the period..........             180            240
Warranty claims paid during the period........................            (312)          (213)
                                                                      --------       --------
Product warranty accrual balance, May 31 .....................        $  1,134       $  1,423
                                                                      ========       ========

                                                                   FOR THE FISCAL YEARS ENDED
                                                                   --------------------------
                                                              AUGUST         AUGUST         AUGUST
$ IN THOUSANDS                                                 2002           2001           2000
--------------                                                 ----           ----           ----

Product warranty accrual balance, September 1 .........       $ 1,396        $   757        $   657
Liabilities accrued for warranties during the period...           364            710            166
Warranty claims paid during the period ................          (494)           (71)           (66)
                                                              -------        -------        -------
Product warranty accrual balance, August 31 ...........       $ 1,266        $ 1,396        $   757
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

                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                  --------------------------        -------------------------
                                                                     PERCENT                               PERCENT
                                                 MAY       MAY       INCREASE     MAY        MAY           INCREASE
($ IN THOUSANDS)                                 2003      2002     (DECREASE)    2003       2002         (DECREASE)
----------------                                 ----      ----     ----------    ----       ----         ---------
                                                          RESTATED              RESTATED    RESTATED
Consolidated
   Operating revenues .....................   $ 48,833    $ 44,133       10.6%  $130,422    $113,346         15.1%
   Cost of operating revenues .............   $ 36,334    $ 32,580       11.5   $ 98,650    $ 86,101         14.6
   Gross profit ...........................   $ 12,499    $ 11,553        8.2   $ 31,772    $ 27,245         16.6
   Gross margin ...........................       25.6%       26.2%                 24.4%       24.0%
   Operating Expenses .....................   $  6,074    $  5,114       18.8   $ 17,676    $ 14,435         22.5
   Operating income .......................   $  6,425    $  6,439       (0.2)  $ 14,096    $ 12,810         10.0
   Operating margin .......................       13.2%       14.6%                 10.8%       11.3%
   Interest income, net ...................   $    350    $    376       (6.9)  $  1,163    $  1,169         (0.5)
    Other income, net .....................   $    246    $     34      623.5   $    584    $    223        161.9
   Income tax provision ...................   $  2,199    $  2,118        3.8   $  4,876    $  4,387         11.1
   Effective income tax rate ..............       31.3%       30.9%                 30.8%       30.9%
   Net earnings ...........................   $  4,822    $  4,731        1.9   $ 10,967    $  9,815         11.7
Irrigation Equipment Segment (See Note (8))
   Operating revenues .....................   $ 45,827    $ 41,501       10.4   $121,830    $103,369         17.9
   Operating income .......................   $  9,836    $  8,876       10.8   $ 23,287    $ 19,383         20.1
   Operating margin .......................       21.5%       21.4%                 19.1%       18.8%
Diversified Products Segment (See Note (8))
   Operating revenues .....................   $  3,006    $  2,632       14.2   $  8,592    $  9,977        (13.9)
   Operating income .......................   $      1    $    417        N/A   $    724    $  1,443        (49.8%)
   Operating margin .......................        N/A       15.8%                   8.4%       14.5%

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

         Other income, net during the three-months ended May 31, 2003, increased by $212,000 over the same prior year period primarily due to foreign currency transaction gains of $207,000.

         The effective tax rate during the three-months ended May 31, 2003, was 31.3% as compared to 30.9% for the same prior year period. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

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

         Other income, net during the nine-months ended May 31, 2003, increased by $361,000 over the same prior year period. The increase in other income, net relates primarily to foreign currency transaction gains of $209,000 during the nine-months ended May 31, 2003.

         The effective tax rate during the nine-months ended May 31, 2003 was 30.8% as compared to 30.9% for the same prior year period. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rate primarily due to the federal income tax exempt status of interest income from its municipal bond investments.

         Net earnings rose to $11.0 million, or $0.92 per diluted share, for the nine-months ended May 31, 2003, compared with $9.8 million, or $0.83 per diluted share, for the same prior year period.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company requires cash for financing its receivables, inventories, any acquisitions, capital expenditures, any stock repurchases and dividends. Historically, the Company has financed its growth through cash provided by operations. Management believes that funds provided by operations, supplemented if necessary by borrowings under the line of credit, will be sufficient to cover reasonably expected working capital needs of the Company, including the payment of dividends, and any planned capital expenditures. As of May 31, 2003, the Company held cash and marketable securities of $54.2 million as compared to $50.9 million as of the same prior year period. Although the Company's marketable securities could be readily converted into cash if needed, the Company intends to hold those investments classified as 'held to maturity' securities until maturity, and does not anticipate that the sale of these marketable securities will be necessary to meet its reasonably foreseeable cash requirements. Remaining maturities of these securities range from 4 to 41 months. In addition, the Company maintains a $10.0 million bank line of credit. The Company has not borrowed any funds under this line of credit.

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

         As noted above, the Company has adopted the disclosure requirements of the Interpretation (see Note 11) and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

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

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         Reports on Form 8-K --
         The Registrant filed a report on Form 8-K dated March 28, 2003, reporting under Item 12, Results of Operations and Financial Condition. Reference is made to the press release of Registrant, issued on March 25, 2003, announcing the Company's Second Quarter Fiscal 2003 Results. A copy of the press release was attached to Form 8-K as Exhibit 99.1.

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