Form 10-K
period 2003-08-31
LINDSAY MANUFACTURING CO
filed 2003-11-25
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 2003 OR

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

402-428-2131
-------------
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------                       ------------------------------------------
Common Stock, $1.00 par value         New York Stock Exchange, Inc. (Symbol LNN)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2003 was $211,530,992.

As of November 17, 2003, 11,747,512 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the January 21, 2004, annual shareholders' meeting are incorporated herein by reference into Part III.

Exhibit index is located on page 36-37.

                                TABLE OF CONTENTS

                                                                                                    Page(s)
Part I

           Item 1.    Business                                                                       3-7

           Item 2.    Properties                                                                     7

           Item 3.    Legal Proceedings                                                              7

           Item 4.    Submission of Matters to a Vote of Security Holders                            7

Part II

           Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters          9

           Item 6.    Selected Financial Data                                                        9

           Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operation                                                                      10-17

           Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                     17

           Item 8.    Financial Statements and Supplementary Data                                    18-36

           Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure                                                                     37

           Item 9A.   Controls and Procedures                                                        37

Part III

           Item 10.   Directors and Executive Officers of the Registrant                             38

           Item 11.   Executive Compensation                                                         38

           Item 12.   Security Ownership of Certain Beneficial Owners and Management                 38

           Item 13.   Certain Relationships and Related Transactions                                 38

           Item 14.   Principal Accountant Fees and Services                                         38

Part IV

           Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               39-41

SIGNATURES                                                                                           42

                                     PART I

ITEM 1 - BUSINESS

INTRODUCTION

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets a separate line of "mini" center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield brand, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain industrial companies, including Caterpillar Inc., Deere & Company, New Holland North America, Inc. and others. Industry segment information about Lindsay is included in Note Q to the consolidated financial statements.

         Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SA, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in markets in southern Africa. Lindsay has marketed its products in over 90 countries.

         Lindsay has three additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations ("Irrigation Specialists"). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. Other operating subsidiaries are Lindsay Transportation, Inc. and Lindsay International Sales Corporation. See "Subsidiaries" below.

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

         A center pivot system represents a significant investment to a farmer. A typical standard center pivot system, fully installed, requires an investment of up to approximately $60,000 to $70,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored. The Company estimates that there are approximately 250,000 total market standard center pivot irrigation systems in operation worldwide, resulting in an active repair and replacement parts business.

         The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate and have good mobility. They are typically deployed in smaller or irregular growing fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.

         Other Types of Irrigation. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Note that a significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly or rolling terrain or fields. In "drip" or "low flow" irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

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

         Markets - General. Water is an essential and critical requirement for crop production, and the extent, regularity and frequency of water application can be a critical factor in crop quality and yield.

         The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.

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

The following table describes the Company's total irrigation and diversified products revenues for the past three years:

                                                       FISCAL YEARS ENDED AUGUST 31,
                                                       -----------------------------
($ IN THOUSANDS)
----------------
                                  ----------------------------------------------------------------------
                                    2003        2003         2002        2002        2001        2001
                                    ----        ----         ----        ----        ----        ----
                                             % of Total               % of Total              % of Total
                                  Revenues    Revenues     Revenues    Revenues    Revenues    Revenues
                                  --------   ----------   ---------   ----------   --------   ----------
United States..................   $  125.0       76       $   113.8       78       $  102.0       80
Europe, Africa & Middle East...       23.3       14            17.2       12           14.7       12
Mexico & Latin America.........       10.7        7             6.0        4            3.2        3
Other International............        4.4        3             8.9        6            6.8        5
                                  --------      ---       ---------      ---       --------      ---
Total Revenues.................   $  163.4      100       $   145.9      100       $  126.7      100

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

         International Market. Over the years, the Company has sold center pivot and lateral move irrigation systems in over 90 countries. The Company has production and sales operations in France, Brazil and South Africa serving the key European, South American and Southern African markets, respectively. The Company exports its equipment from the U.S. to other international markets. The majority of the Company's U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

         The Company's international markets differ significantly with respect to the need for irrigation, the ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements and the difficulty of on-site erection. The Company's industry position is such that it believes that it will likely be approached as a potential supplier for most major international agricultural development projects utilizing center pivot or lateral move irrigation systems.

         Competition. The U.S. center pivot irrigation systems industry has seen significant consolidation of manufacturers over the years; four primary manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company's engineering and research expenses totaled $2.6 million, $2.4 million, and $2.3 million for fiscal years 2003, 2002, and 2001, respectively. There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it generally competes favorably with respect to these factors.

         DIVERSIFIED PRODUCTS

         Seeking to expand the throughput of its manufacturing facility and operation, the Company began in 1987 to more fully utilize its capacity by providing outsource manufacturing services and selling large-diameter steel tubing. The Company's customer base includes certain industrial companies, including Caterpillar Inc., Deere & Company and New Holland North America, Inc. Each benefits from the Company's design and engineering capabilities as well as the Company's ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, punching, forming, galvanizing and hydraulic, electrical and mechanical assembly.

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

ORDER BACKLOG

As of August 31, 2003, the Company had an order backlog of $21.9 million, an increase of 16% from $18.9 million at August 31, 2002. At fiscal year end 2003, the Company had a $19.3 million order backlog for irrigation equipment, compared to $14.4 million at fiscal year end 2002. At fiscal year end 2003, order backlog for diversified products totaled $2.6 million, compared to $4.5 million at fiscal year end 2002. The diversified products backlog reflects a reduction in orders from a single customer. The Company expects that the existing backlog of orders can be filled in fiscal 2004.

         Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer's firm order. Orders from U.S. dealers are accompanied with a $1,000 (approximately 4% of sales price) down payment. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company's international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners and electrical components (motors, switches, cable and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2003, 2002 and 2001, were $1.9 million, $2.2 million and $2.9 million, respectively. Fiscal 2003 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate the Company's facilities. Capital expenditures for fiscal 2004 are expected to be approximately $4.0 to $5.0 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities and increase productivity.

PATENTS, TRADEMARKS, LICENSES

Lindsay's Zimmatic, Greenfield, GrowSmart and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although the Company believes it is important to follow a patent protection policy, Lindsay's business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at fiscal year end 2003, 2002 and 2001 were 620, 575 and 507, respectively. None of the Company's U.S. employees are represented by a union. Certain of the Company's foreign employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. However, management does not believe any material additional capital and operational expenditures for such issues in an amount greater than the $250,000 reserved at August 31, 2003 are currently required.

SUBSIDIARIES

The Company has six wholly owned operating subsidiaries: Lindsay International Sales Corporation, Lindsay Transportation, Inc., Lindsay Europe SA, Irrigation Specialists, Inc., Lindsay America do Sul Ltda. and Lindsay Manufacturing Africa.

         Since December 2000, international sales personnel have been located at the Omaha corporate office as part of Lindsay International Sales Corporation, which conducts foreign sales operations for the Company.

         Lindsay Transportation, Inc. was formed in 1975. It owns approximately 115 trailers and, through lease of its tractors and arrangements with independent drivers, supplies the ground transportation in the United States and Canada for the Company's products and the bulk of incoming raw materials, and hauls other products on backhauls.

         Lindsay Europe SA, located in France, was acquired in March 2001, and is a manufacturer and marketer of irrigation equipment for the European market.

         Irrigation Specialists, Inc., an irrigation dealership in Washington State, was acquired in March 2002.

         Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and is a manufacturer and marketer of irrigation equipment for the South American market.

         Lindsay Manufacturing Africa, located in South Africa, was organized in September 2002 and is a manufacturer and marketer of irrigation equipment for the Southern African market.

         The Company also has three non-operational subsidiaries.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company's primary production facility is located in the United States, but it also has smaller production facilities in France, Brazil and South Africa. Most financial transactions are in U.S. dollars, although sales from the Company's foreign subsidiaries, which were less than 12% of total consolidated Company sales in fiscal 2003, are conducted in local currencies.

         A portion of the Company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk to foreign currency. To date, the Company has not entered into any foreign currency exchange contracts to hedge any risk to foreign currency. For information on international revenues, see Note Q to the Consolidated Financial Statements entitled "Industry Segment Information" included in Item 8 of Part II of this report.

INFORMATION AVAILABLE ON LINDSAY WEBSITE

The Company's internet address is http://www.lindsaymanufacturing.com. We make available free of charge on our website, through a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2 - PROPERTIES

The Company owns and occupies 43 acres in Lindsay, Nebraska. The Lindsay, Nebraska facility has eight separate buildings. In addition, the Company owns 79 acres adjacent to its primary property. This land is used for research, development and testing purposes.

         The French facility was acquired to provide a European location for the manufacture of its irrigation products. The French facility consists of three separate buildings situated on approximately 3.5 acres.

         The Irrigation Specialists Inc. dealership occupies several leased buildings at three separate retail locations based in the eastern Washington state region. These leases expire over a remaining term of ten years.

         The Company's Brazilian facility is operated under a lease cancelable by the Company, which expires in 2007. The Brazilian facility consists of a single main building.

         The Company's South African facility is operated under a lease cancelable by the Company, which expires in 2007. The South African facility consists of a single main building.

         The Company leases office space in Omaha, Nebraska where it maintains its executive and its domestic and international sales and marketing offices. During October 2003, the Company expanded its use of space and extended the lease term at this location. The lease expires in 2008.

         The Company leases office space in Omaha, Nebraska where it maintains certain engineering laboratory space. The Omaha engineering laboratory space lease expires 2006.

         The Company believes its current facilities are adequate to support normal and planned operations.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings and other legal proceedings. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. While the ultimate results of any known legal matter are unknown at this time, management does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. Mr. Parod's employment agreement extends through April 2005. All other officers are elected for one-year terms at the Board of Directors meeting following the Company's annual shareholders' meeting. This meeting is scheduled for January 21, 2004. There are no family relationships between any director, executive officer or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person to which he was selected as an officer.

                                 AGE                         POSITION
                                 ---                         --------
Richard W. Parod                 50         President and Chief Executive Officer
Matthew T. Cahill                41         Vice President - Manufacturing
Thomas Costanza                  37         Corporate Controller
Bruce C. Karsk                   51           Executive Vice President, Chief Financial Officer,
                                            Treasurer and Secretary
Dirk A. Lenie                    49         Vice President - Marketing
Charles H. Meis                  57         Vice President - Engineering
Robert S. Snoozy                 57         Vice President - Domestic Sales
Douglas J. Twyford               48         Vice President - International Sales

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

         Mr. Matthew T. Cahill is Vice President - Manufacturing of the Company, and has held such position since October 2000 when he joined the Company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager - Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant - Corporate Technology Staff. Prior to his employment with Ingersoll-Rand and since 1996 Mr. Cahill was Operations Manager with ACG Incorporated. Mr. Cahill was the Manager Operations Support Engineering for Ingersoll-Rand Fluid Products Division in 1995 and part of 1996.

         Mr. Thomas Costanza is Corporate Controller of the Company, and has held such position since May 2002 when he joined the Company. Prior to that time and since 1999, Mr. Costanza was Controller of Bombardier, Inc.'s financial services division. Prior to his employment with Bombardier and since 1998, Mr. Costanza was Vice President and Chief Financial Officer with National Auto Finance Company which was subsequently acquired by a subsidiary of General Motors Acceptance Corp. Mr. Costanza's professional career began as a financial auditor with Ernst & Young LLP and later included experience as Corporate Audit Manager with Barnett Banks, Inc.

         Mr. Bruce C. Karsk is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, and has held such positions since January 2001. From 1984 through January 2001 Mr. Karsk was Vice President
- Finance, Treasurer and Secretary. Prior to that time, and since 1981, Mr. Karsk had been the Controller. Mr. Karsk began his employment with the Company in 1979.

         Mr. Dirk A. Lenie is Vice President - Marketing of the Company, and has held such position since November 2000 when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of Residential/Commercial Irrigation Division of The Toro Company. Prior to Toro, Mr. Lenie was employed by Pacific Enterprises (the holding company of Southern California Gas) as Director of Seismic Safety Products in 1996/1997 and as Director of Product Development in 1995/1996. From 1981 through 1995 Mr. Lenie held several sales and marketing positions with Rain Bird Corporation.

         Mr. Charles H. Meis is Vice President - Engineering of the Company, and has held such position since 1975. Mr. Meis began his employment with the Company in 1971.

         Mr. Robert S. Snoozy is Vice President - Domestic Sales of the Company, and has held such position since 1997. From 1986 through 1997 Mr. Snoozy was Vice President of Sales and Marketing. Prior to that time, and since 1978, he had been Vice President of Marketing. Mr. Snoozy began his employment with the Company in 1973.

         Mr. Douglas J. Twyford is Vice President - International Sales of the Company, and has held such position since June 2003 when he joined the Company. Prior to that time, and since March 1996, Mr. Twyford held various positions within United Technologies Corporation affiliated companies, most recently as Vice President - Global Sales & Marketing for Sundyne Corporation.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". As of November 17, 2003 there were approximately 170 shareholders of record and an estimated 2,200 beneficial shareholders.

The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:

                   Fiscal 2003 Stock Price        Fiscal 2002 Stock Price
                 ---------------------------    ---------------------------
                  HIGH      LOW    DIVIDENDS     HIGH      LOW    DIVIDENDS
                 ------   ------   ---------    ------   ------   ---------
First Quarter    $25.70   $20.95    $0.035      $18.86   $16.50    $0.035
Second Quarter    25.24    18.45     0.035       21.60    18.30     0.035
Third Quarter     23.00    17.75     0.035       25.85    20.10     0.035
Fourth Quarter    24.45    20.00     0.050       24.10    20.00     0.035
Year             $25.70   $17.75    $0.155      $25.85   $16.50    $0.140

ITEM 6 - SELECTED FINANCIAL DATA

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                  FOR THE YEARS ENDED AUGUST 31,
---------------------------------------                  ------------------------------
                                           2003     2002      2001      2000       1999     1998
                                           ----     ----      ----      ----       ----     ----
Operating revenues                       $ 163.4   $ 145.9   $ 126.7   $ 129.8   $ 116.7   $ 155.7
Gross profit                                39.7      32.9      27.9      31.6      30.6      42.8
Selling, general and
  administrative, and
  engineering and research
  expenses (3)                              23.4      19.8      17.2      15.0      15.4      15.5
Restructuring charges                          -         -       0.9         -         -         -
Operating Income (3)                        16.4      13.1       9.8      16.6      15.2      27.3
Earnings before cumulative
  effect of accounting change (1) (3) (4)   12.9      10.7       8.2      13.4      12.9      23.7
Net earnings (3) (4)                        12.9      10.7       8.2      13.4      12.9      23.7
Earnings before cumulative
  effect of accounting
  change per share (1) (2) (3) (4)          1.08      0.90      0.69      1.07      0.97      1.63
Net earnings per share (2) (3) (4)          1.08      0.90      0.69      1.07      0.97      1.63
Cash dividends per share                   0.155      0.14      0.14      0.14      0.14     0.125
Property, plant and
  equipment, net                            13.9      14.5      14.9      15.9      15.4      14.1
Total assets (3)                           130.7     114.7     101.9      97.2     101.6     109.9
Long-term obligation                           -         -         -         -         -      0.01
Return on sales                              7.9%      7.4%      6.5%     10.3%     11.1%     15.2%
Return on beginning assets (5)              11.2%     10.7%      8.4%     13.2%     11.7%     21.8%
Diluted weighted average
  shares                                  11.896    11.858    11.900    12.503    13.285    14.556

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)     FOR THE YEARS ENDED AUGUST 31,
---------------------------------------     ------------------------------
                                          1997      1996      1995     1994
                                          ----      ----      ----     ----
Operating revenues                       $ 158.3   $ 136.2   $ 111.8  $ 112.7
Gross profit                                40.9      32.7      25.9     25.7
Selling, general and
  administrative, and
  engineering and research
  expenses (3)                              14.2      13.2      11.7     11.4
Restructuring charges                          -         -         -        -
Operating Income (3)                        26.7      19.5      14.2     14.3
Earnings before cumulative
  effect of accounting change (1) (3)       20.3      16.7      11.9     11.4
Net earnings (3) (4)                        20.3      16.7      11.9     12.1
Earnings before cumulative
  effect of accounting
  change per share (1) (2) (3)              1.36      1.10      0.74     0.69
Net earnings per share (2) (3) (4)          1.36      1.10      0.74     0.74
Cash dividends per share                   0.091     0.067         -        -
Property, plant and
  equipment, net                            11.1       9.7       7.2      5.6
Total assets (3)                           108.7      97.3      86.5     88.6
Long-term obligation                         0.3         -         -        -
Return on sales                             12.8%     12.3%     10.6%    10.7%
Return on beginning assets (5)              20.9%     19.3%     13.4%    14.9%
Diluted weighted average
  shares                                  14.980    15.226    15.993   16.418

(1) In 1994 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

(2)  Per share amounts are calculated using diluted average shares outstanding.

(3) The amounts shown above for fiscal years 1994-2002 have been restated to reflect the impact of cumulative cash surrender value of life insurance policies.

(4) Fiscal 1998 includes non-operating income of $4.0 million ($2.7 after taxes) or $0.18 per share from the settlement of a litigation.

(5)  Defined as net earnings divided by beginning of period total assets.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONCERNING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2004 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section below. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

RESTATEMENT

Prior to 2003, the Company had not recorded the cumulative cash surrender value of certain life insurance policies the Company maintains on current and former executive officers that had accumulated since 1994. These policies were obtained in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The annual premium payments for these policies were made from calendar years 1993 through 2000. The Company had previously expensed the premiums when paid and had not recorded the increases in the cash surrender values of the policies. After reviewing this accounting treatment further, the Company has restated its financial statements for 2002 and 2001 to record the cumulative cash surrender value as a correction of error in prior periods. The result of the restatement was an increase of $1.7 million in other assets and retained earnings as of August 31, 2002. The effect of the restatement on previously reported operating results is summarized in Note B to the consolidated financial statements. The effect of the restatement on previously reported annual financial statements was not material. There is no effect of the restatement on previously reported cash flows. The Company now records the change in the cash surrender value of these life insurance policies on a current basis.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances.

         Certain of the Company's accounting policies are critical, as these policies are most important to the presentation of the Company's consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during fiscal 2003. Following are the accounting policies management considers critical to the Company's consolidated results of operations and financial condition:

         REVENUE RECOGNITION

Revenues from the sale of the Company's irrigation products to its independent dealers are recognized upon delivery of the product to the dealer. The Company has no post delivery obligations to its independent dealers other than standard warranties. Revenues for sales of irrigation products by Irrigation Specialists are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of the Company's diversified products are recognized when the product is delivered to the customer. Revenues and gross profits on intercompany sales are eliminated in consolidation.

         The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling revenue is reported as a component of operating revenues. Shipping and handling costs are reported as a component of cost of operating revenues. Shipping and handling revenues and costs are not significant to total operating revenues or cost of operating revenues. Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Other sales incentives such as guarantees issued by the Company to support end-user customer financing are recognized as cost of sales. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for rebates payable and cash discounts expected.

         INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Lindsay, Nebraska operation's inventories. Cost is determined by the weighted average method for inventories at the Company's other operating locations. At all locations, the Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

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

RESULTS OF OPERATIONS

The following "Fiscal 2003 Compared to 2002" and the "Fiscal 2002 Compared to 2001" sections present an analysis of the Company's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note Q to the financial statements.

FISCAL 2003 COMPARED TO 2002

The following table provides highlights for fiscal 2003 compared with fiscal
2002:

                                               FOR THE YEARS ENDED       % INCREASE
                                                    AUGUST 31,           (DECREASE)
                                                    ----------           ----------
               ($ IN THOUSANDS)                 2003          2002
               ----------------                 ----          ----
Consolidated
   Operating revenues......................   $163,374      $145,890        12.0%
   Cost of operating revenues..............   $123,628      $112,963         9.4
     Gross profit..........................   $ 39,746      $ 32,927        20.7
   Gross margin............................       24.3%         22.6%
   Selling, engineering and research, and
     general and administrative expenses...   $ 23,380      $ 19,811        18.0
   Operating income........................   $ 16,366      $ 13,116        24.8
     Operating margin......................       10.0%          9.0%
   Interest income, net....................   $  1,577      $  1,647        (4.3)
   Other income, net.......................   $    844      $    617        36.8
   Income tax provision....................   $  5,900      $  4,650        26.9
   Effective income tax rate...............       31.4%         30.2%
   Net earnings............................   $ 12,887      $ 10,730        20.1
Irrigation Equipment Segment (See Note Q)
   Operating revenues......................   $151,320      $132,718        14.0
   Operating income........................   $ 27,992      $ 22,216        26.0
   Operating margin........................       18.5%         16.7%
Diversified Products Segment (See Note Q)
   Operating revenues......................   $ 12,054      $ 13,172        (8.5)
   Operating income........................   $  1,237      $  1,907       (35.1)%
   Operating margin........................       10.3%         14.5%

REVENUES

Operating revenues for fiscal 2003 increased by $17.5 million or 12% over fiscal 2002. This increase was attributable to irrigation equipment revenues which included full year revenues from Irrigation Specialists which was acquired in March 2002, the new operations in Brazil, which was acquired in April 2002, and the South African operation which commenced in September 2002. These operations contributed operating revenue growth of $18.7 million.

         Domestic irrigation equipment revenues increased by $12.9 million or 13% over fiscal 2002. The increase was largely due to new revenues of $9.1 million from Irrigation Specialists, which was acquired in March 2002. In addition, domestic revenues remained strong in sections of the Midwest that were adversely affected by drought conditions during 2002. Overall, strong agricultural commodity prices, greater domestic net cash farm income and the federal government sponsored Environmental Quality Incentives Program (EQIP) program increased demand for irrigation equipment purchases by enhancing grower profitability and liquidity. Low interest rates and accelerated federal tax depreciation schedules have also supported domestic irrigation equipment purchases.

         International irrigation equipment revenues increased by $5.7 million or 17% compared to fiscal 2002 due primarily to an increase in revenues from the Company's foreign operations, which increased $12.2 million over fiscal 2002, partially offset by a decrease in revenues from export sales to the Middle East region due to the political unrest there and lower sales to Canadian markets due to less favorable market conditions there. In total, for fiscal 2003, international revenues were 23.5% of total revenues, up from 22.4% of revenues in the previous year. See Note Q to the consolidated financial statements.

         Diversified revenues decreased $1.1 million or 9% compared to fiscal 2002. Fiscal 2003's diversified products revenues decreased due to contract manufacturing customers relying less on outsourced manufacturing. During fiscal 2003, the Company added key management and sales resources resulting in improved diversified revenues during the later half of the fiscal year compared to the same prior year period. Deere & Company, New Holland North America, Inc. and Caterpillar each continued to be important customers.

GROSS MARGIN

Gross margin of 24.3% for fiscal 2003 was improved over the 22.6% for fiscal 2002. Gross margin was positively impacted during the year by cost controls, increased manufacturing throughput which spreads fixed costs over higher volumes of production, an improved pricing environment and a more favorable product mix compared to fiscal 2002.

OPERATING EXPENSES

Operating expenses during fiscal 2003 increased by $3.6 million or 18% over fiscal 2002. This increase is primarily reflecting increases in selling expenses and general and administrative expenses by $1.7 million or 19% each including advertising costs and professional fees. $2.4 million of the $3.6 million total increase in operating expenses reflects the full year of expenditures of Irrigation Specialists which was acquired in March 2002 and the full year operation of foreign operations in Brazil which was acquired in April 2002 and South Africa which formed in September 2002. The Company generally expects to be able to begin to leverage SG&A expenses during fiscal 2004 through higher volumes, primarily at its foreign operations.

INTEREST INCOME, OTHER INCOME AND TAXES

Fiscal 2003 interest income was comparable to fiscal 2002, decreasing only $70,000. The decrease in interest income was due to a lower average interest yield on the Company's investments, partially offset by an increase in the amount invested. The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 40 months) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper.

         Fiscal 2003 other income increased by $227,000 over fiscal 2002, primarily from foreign currency transaction gains.

         The effective tax rate during fiscal 2003 was 31.4% compared to 30.2% for the prior year. The increased effective tax rate reflects a combination of higher statutory tax rates and the lower mix of tax exempt interest income to total earnings before income taxes. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt status of interest income from its municipal bond investments.

NET EARNINGS

Net earnings rose 20% to $12.9 million, or $1.08 per diluted share, for fiscal 2003, compared with $10.7 million, or $0.90 per diluted share, for fiscal 2002.

FISCAL 2002 COMPARED TO 2001

The following table provides highlights for fiscal 2002 compared with fiscal
2001.

                                                                   FOR THE YEARS ENDED          % INCREASE
                                                                        AUGUST 31,              (DECREASE)
                                                                        ----------              ----------
                       ($ IN THOUSANDS)                           2002               2001
                       ----------------                           ----               ----
Consolidated
   Operating revenues....................................      $ 145,890          $ 126,669        15.2%
   Cost of operating revenues............................      $ 112,963          $  98,739        14.4
   Gross profit..........................................      $  32,927          $  27,930        17.9
   Gross margin..........................................           22.6%              22.0%
   Selling, engineering and research, and
      general and administrative expenses................      $  19,811          $  17,223        15.0
   Restructuring charges.................................      $       -          $     899         N/A
   Operating income......................................      $  13,116          $   9,808        33.7
   Operating margin......................................            9.0%               7.7%
   Interest income, net..................................      $   1,647          $   1,754        (6.1)
   Other income, net.....................................      $     617          $      58       963.8
   Income tax provision..................................      $   4,650          $   3,440        35.2
   Effective income tax rate.............................           30.2%              29.6%
   Net earnings..........................................      $  10,730          $   8,180        31.2
Irrigation Equipment Segment (See Note Q)
   Operating revenues....................................      $ 132,718          $ 106,892        24.2
   Operating income......................................      $  22,216          $  16,579        34.0
   Operating margin......................................           16.7%              15.5%
Diversified Products Segment (See Note Q)
   Operating revenues....................................      $  13,172          $  19,777       (33.4)
   Operating income......................................      $   1,907          $   3,252       (41.4)%
   Operating margin......................................           14.5%              16.4%

REVENUES

Fiscal 2002 operating revenues were 15% greater than fiscal 2001. Of this increase, $6.4 million was attributable to acquisitions of Irrigation Specialists Inc. and Lindsay America do Sul Ltda., which were completed during the third quarter of fiscal 2002. Excluding revenues from these acquisitions, fiscal 2002 operating revenues increased $12.8 million or 10%.

         Fiscal 2002 irrigation equipment revenues were 24% greater than fiscal 2001. Fiscal 2002 irrigation equipment revenues reflected incremental revenues from new operations, an expanded product offering and increased demand due to drier weather conditions in several key irrigation markets and improving commodity prices during the later part of fiscal 2002. Fiscal 2002 began slowly, coming off of a year clouded with uncertainty over a pending farm bill and sluggish commodity prices. During the year, demand in the Company's domestic irrigation market improved due to dry growing conditions and higher agricultural commodity prices. The U.S. Farm Bill was passed in the spring, which included the EQIP funds, to be used, in part, to aid farmers in improving water use efficiencies and in reducing soil erosion. The Company also added new products to its irrigation equipment offering through acquisition, strategic alliances, and internal development which added to revenues in 2002.

         Demand in the Company's international market for agricultural irrigation equipment improved, in total, during fiscal 2002. The international revenue growth improved due to agricultural development projects and stronger global commodity prices. The European, African and Middle Eastern regions had revenue growth part due to growth at the Company's Lindsay Europe, SA operation. The Mexican and Latin American regions had revenue growth in part due to the Company's establishment of a local operation, Lindsay America do Sul Ltda., in April 2002. See Note Q to the consolidated financial statements.

         Fiscal 2002 diversified products revenues reflected a 33% decrease from the prior year. Fiscal 2002 diversified products revenues decreased due to contract manufacturing customers relying less on outsourced manufacturing.

GROSS MARGIN

Gross margin of 22.6% for fiscal 2002 was an improvement over the prior year's 22.0%. Gross margin was positively impacted during the year by better cost controls and increased manufacturing throughput which spreads fixed costs over higher volumes of production, and a favorable product pricing mix. Average selling prices for irrigation equipment increased slightly during the year, but these price increases were partially offset by raw material cost increases, primarily steel costs.

OPERATING EXPENSES

         Fiscal 2002 total operating expenses were increased by $1.5 million or 8% over fiscal 2001. Fiscal 2001 total operating expenses included an $899,000 restructuring charge for writing down, to net realizable value, the value of manufacturing equipment and processes that were discontinued. Excluding the impact of the fiscal 2001 restructuring charge, fiscal 2002 total operating expenses were increased by $2.4 million or 14% over fiscal 2001. Fiscal 2002 selling expense increased by $1.6 million over fiscal 2001. Fiscal 2002 general and administrative expense increased by $745,000 over fiscal 2001. During fiscal 2002, the Company incurred incremental start-up and operating expenses totaling $740,000, primarily personnel costs, as a result of its two third quarter acquisitions. Additionally, general and administrative expenses include increases of group and general liability insurance costs.

INTEREST INCOME, OTHER INCOME AND TAXES

The 6% decrease in interest income was due to a lower average interest rate on the Company's investments, partially offset by an increase in the amount invested. The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 month) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper interest income.

         Fiscal 2002 other income increased as the result of increased earnings from minority equity investments, foreign currency gains and the gains on sales of fixed assets.

         The effective tax rate during the year ended August 31, 2002 was 30.2% compared to 29.6% for the prior year.

NET EARNINGS

Net earnings rose 31% to $10.7 million, or $0.90 per diluted share, for fiscal 2002, compared with $8.2 million, or $0.69 per diluted share, for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The discussion of liquidity and capital resources refers to the balance sheet and statement of cash flows. The Company requires cash for financing its receivables, inventories, capital expenditures, stock repurchases and dividends. Historically, the Company has financed its growth through funds provided by operations.

         Cash flows provided by operations totaled $15.3 million in fiscal 2003 compared to $11.2 million in fiscal 2002. The cash flows provided by operating activities in fiscal 2003 were primarily due to net earnings adjusted for depreciation and amortization, changes in assets and liabilities including decreased receivables offset with increased inventories and other non-current assets and liabilities. Depreciation and amortization totaled $3.5 million in fiscal 2003 compared to $3.4 million in fiscal 2002 and is expected to modestly increase in fiscal 2004. Inventories increased $2.6 million as of August 31, 2003 over prior year due to growth at the Company's subsidiary operations and due to an increase in finished goods inventory that had previously been accounted for as consignment. Accounts receivable decreased $2.5 million as of August 31, 2003 over prior year.

          Cash flows used in investing activities of $10.5 million for fiscal 2003 compared to $15.3 million for fiscal 2002. The cash flows used in investing activities in fiscal 2003 were primarily attributable to purchases of available-for-sale and held-to-maturity marketable securities and capital expenditures partially offset by proceeds from the maturity of held-to-maturity marketable securities.

         Capital expenditures were $1.9 million during fiscal 2003 compared to $2.2 million in fiscal 2002. Fiscal 2003 capital expenditures were used primarily for updating manufacturing plant and equipment and to further automate the Company's facilities. Capital expenditures for fiscal 2004 are expected to be approximately $3.0 to $4.0 million and will be used to improve the Company's facilities, expand its manufacturing capabilities and increase productivity.

         Cash flows used in financing activities of $1.8 million for fiscal 2003 compared to $1.1 million for fiscal 2002, were primarily attributable to dividends paid. Proceeds from exercise of options were approximately $500,000 less during fiscal 2003 as compared to fiscal 2002. The Company did not repurchase any of its common stock during fiscal 2003 or fiscal 2002.

         The Company's cash and total marketable securities totaled $62.8 million at August 31, 2003 compared to $51.1 million at August 31, 2002. The Company's marketable securities consist primarily of tax exempt municipal debt with remaining maturities of up to 41 months.

         The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2003. There have been no borrowings made under the revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its

National Base Rate (4.00% at August 31, 2003). The Base Rate will not be less than 4.00%. The Company expects to renew this line of credit on substantially similar terms.

         The Company believes its capitalization (including cash and marketable securities balances), operating cash flow and bank line of credit are sufficient to cover expected working capital needs, planned capital expenditures, dividends and any repurchases of common stock.

INFLATION

The Company is subject to the effects of changing prices. During fiscal 2003, the Company realized stabilized pricing for purchases of certain commodities, and in particular steel products, used in the production of its products. While the cost outlook for commodities used in the Company's production of its products is not certain, management believes it can manage these inflationary pressures by actively pursuing internal cost reduction efforts and by introducing appropriate sale price adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

Although the Company has certain off balance sheet arrangements as described in Note P to the consolidated financial statements, these arrangements have not had, nor does the Company believe these arrangements are reasonably likely to have a material effect on the Company's financial condition.

MARKET CONDITIONS AND FISCAL 2004 OUTLOOK

Excluding any new acquisitions, the Company expects increased earnings on revenue growth of about 8% to 10% for fiscal 2004. The majority of fiscal 2004's increase in revenues and earnings is expected to occur during the Company's second (ending February 28th) and third (ending May 31st) quarters.

         The Company anticipates further expansion in its U.S. operations. In the international markets, the Company expects to continue to grow sales through its new operations and stronger export sales. The Company continues to view the international markets as its biggest opportunity to improve sales and margins for the next fiscal year. While its international operations are relatively new, the Company remains pleased with their progress in gaining market share and improving operational efficiency. The Company will continue to seek high-margin export business in other regions such as the Middle East, Mexico and Australia.

         The Company's Diversified Manufacturing business continues to show signs of improvement and potential growth opportunities for diversified have emerged.

RISK FACTORS

THE COMPANY'S DOMESTIC AND INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON THE AGRICULTURAL INDUSTRY. The Company's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rate. As farm income decreases, farmers may postpone capital expenditures or seek cheaper alternatives in the used irrigation equipment market.

THE COMPANY'S PROFITABILITY MAY BE NEGATIVELY AFFECTED BY INCREASES IN THE COST OF RAW MATERIALS, LABOR AND ENERGY. There is a high level of price competition in the market for irrigation equipment. Therefore, the Company may not be able to recover all operating cost increases through price increases which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income, the regularity of rainfall and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand and freight costs.

THE COMPANY'S INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON FOREIGN MARKET CONDITIONS. Approximately 20% of the Company's revenues are generated from international sales. Specifically, international revenues are generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa and South America. In addition to general economic and political stability, the Company's international sales are affected by international trade barriers, including governmental policies on tariffs, taxes and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability, armed hostilities and similar incidents. While our international sales are in U.S. dollars, fluctuations in foreign currency exchange rates affect the effective price of our products in foreign countries which in turn can negatively affect international sales.

THE COMPANY'S DIVERSIFIED PRODUCT REVENUES ARE DEPENDENT ON SALES TO A FEW LARGE CUSTOMERS, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY. Approximately 7.5% of the Company's revenues are generated from sales of our diversified products (outsource manufacturing services and the sale of large diameter steel tubing). While we anticipate that Caterpillar Inc., Deere & Company and New Holland North America, Inc. will each continue to be significant outsource manufacturing customers, the loss of one or more of these customers could have an adverse effect on the revenues we earn from outsource manufacturing and our overall profitability.

COMPLIANCE WITH APPLICABLE ENVIRONMENTAL REGULATIONS OR STANDARDS MAY REQUIRE ADDITIONAL CAPITAL AND OPERATIONAL EXPENDITURES. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. However, management does not believe any material additional capital and operational expenditures in an amount greater than the $250,000 reserved at August 31, 2003 for such issues are currently required.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to material market risks with respect to its marketable securities because of their relatively short maturity (0 to 40 months) and the Company has the ability to hold the investments in these marketable securities to maturity.

         The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales. The Company sells products in over 90 countries and, as a result, is subject to foreign currency exchange rate. This risk is substantially mitigated because essentially all export sales from the Company's U.S. manufacturing facility are denominated in U.S. dollars. However, sales from the Company's manufacturing facilities in France, Brazil and South Africa are denominated in local currencies. As a result, the Company's most significant transactional foreign currency exposures relate to fluctuations in the values of the Euro, the Brazilian Rand and the South African Real in relation to the US dollar. These fluctuations can negatively affect the Company's revenues as the value of foreign currencies decline in relation to the U.S. dollar. The Company also purchases components for its irrigation systems from foreign suppliers. The cost of these goods will increase if the U.S. dollar devalues against the foreign currency.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro, Brazilian Real and South African Rand in relation to the U.S. Dollar.

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

/s/ RICHARD W. PAROD                            /s/ BRUCE C. KARSK
------------------------------------            --------------------------------
Richard W. Parod                                Bruce C. Karsk
President and                                   Executive Vice President,
Chief Executive Officer                         Chief Financial Officer,
                                                Treasurer and Secretary

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:

We have audited the accompanying consolidated balance sheets of Lindsay Manufacturing Co. and subsidiaries (the Company) as of August 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ KPMG LLP
                                                           ------------
                                                             KPMG LLP

Omaha, Nebraska
October 10, 2003

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED AUGUST 31,
                                                                                    ----------------------
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2003             2002             2001
            ----------------------------------------                        ----             ----             ----
Operating revenues............................................            $163,374          $145,890        $126,669
Cost of operating revenues....................................             123,628           112,963          98,739
                                                                          --------          --------        --------
Gross profit..................................................              39,746            32,927          27,930
                                                                          --------           -------        --------
Operating expenses:
   Selling expense............................................              10,517             8,804           7,200
   General and administrative expense.........................              10,285             8,630           7,722
   Engineering and research expense...........................               2,578             2,377           2,301
   Restructuring charges......................................                   -                 -             899
                                                                          --------           -------        --------
Total operating expenses......................................              23,380            19,811          18,122
                                                                          --------           -------        --------
Operating income..............................................              16,366            13,116           9,808
Interest income, net..........................................               1,577             1,647           1,754
Other income, net.............................................                 844               617              58
                                                                          --------           -------        --------
Earnings before income taxes..................................              18,787            15,380          11,620
Income tax provision..........................................               5,900             4,650           3,440
                                                                          --------           -------        --------
Net earnings..................................................            $ 12,887           $10,730        $  8,180
                                                                          ========           =======        ========
Basic net earnings per share..................................            $   1.10           $  0.92        $   0.70
                                                                          ========           =======        ========
Diluted net earnings per share................................            $   1.08           $  0.90        $   0.69
                                                                          ========           =======        ========
Weighted average shares outstanding - basic...................              11,729            11,674          11,684
                                                                          ========           =======        ========
Weighted average shares outstanding - diluted.................              11,896            11,858          11,900
                                                                          ========           =======        ========

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                              SHARES OF                      CAPITAL IN
                                                      -----------------------                  EXCESS
                                                        COMMON       TREASURY     COMMON      OF STATED      RETAINED     TREASURY
               ($ IN THOUSANDS)                          STOCK         STOCK       STOCK        VALUE        EARNINGS       STOCK
               ----------------                          -----         -----       -----        -----        --------       -----
Balance at August 31, 2000.......................     17,310,197    5,615,269   $   17,310   $    2,211    $  147,622    $  (88,002)
Comprehensive income:
   Net earnings..................................              -            -            -            -         8,180             -
   Other comprehensive income:
       Currency translation......................              -            -            -            -             -             -
       Minimum pension liability.................              -            -            -            -             -             -

Total comprehensive income.......................
Cash dividends ($0.140 per share)................              -            -            -            -        (1,636)            -
Net issued under stock option plan...............         57,832            -            7         (423)            -             -
Proceeds from stock option exercise..............              -            -           51          345             -             -
Stock option tax expense.........................              -            -            -          (54)            -             -
Acquisitions of common stock.....................              -      108,800            -            -             -        (1,896)
                                                      ----------   ----------   ----------   ----------    ----------    ----------
Balance at August 31, 2001.......................     17,368,029    5,724,069       17,368        2,079       154,166       (89,898)
                                                      ----------   ----------   ----------   ----------    ----------    ----------
Comprehensive income:
   Net earnings..................................              -            -            -            -        10,730             -
   Other comprehensive income:
       Currency translation......................              -            -            -            -             -             -
       Minimum pension liability, net of tax.....              -            -            -            -             -             -

Total comprehensive income.......................
Cash dividends ($0.140 per share)................              -            -            -            -        (1,631)            -
Net issued under stock option plan...............         62,319            -           22         (349)            -             -
Proceeds from stock option exercise..............              -            -           40          473             -             -
Stock option tax benefits........................              -            -            -          269             -             -
                                                      ----------   ----------   ----------   ----------    ----------    ----------
Balance at August 31, 2002.......................     17,430,348    5,724,069       17,430        2,472       163,265       (89,898)
                                                      ----------   ----------   ----------   ----------    ----------    ----------
Comprehensive income:
   Net earnings..................................              -            -            -            -        12,887             -
   Other comprehensive income:
       Unrealized loss on available
        for sale securities......................              -            -            -            -             -             -
       Currency translation.....................,              -            -            -            -             -             -
       Minimum pension liability, net of tax.....              -            -            -            -             -             -

Total comprehensive income.......................              -
Cash dividends ($0.155 per share)................              -            -            -            -        (1,819)            -
Net issued under stock option plan...............         29,213            -           27          (56)            -             -
Proceeds from stock option exercise..............              -            -            3           36             -             -
Stock option tax benefits........................              -            -            -           32             -             -
                                                      ----------   ----------   ----------   ----------    ----------    ----------
Balance at August 31, 2003.......................     17,459,561    5,724,069   $   17,460   $    2,484    $  174,333    $  (89,898)
                                                      ==========   ==========   ==========   ==========    ==========    ==========

                                                          ACCUMULATED
                                                             OTHER           TOTAL
                                                         COMPREHENSIVE   SHAREHOLDERS'
               ($ IN THOUSANDS)                              LOSS           EQUITY
               ----------------                              ----           ------
Balance at August 31, 2000..........................      $     (303)     $   78,838
Comprehensive income:
   Net earnings.....................................               -           8,180
   Other comprehensive income:
       Currency translation.........................              (4)             (4)
       Minimum pension liability....................            (367)           (367)
                                                                          ----------
Total comprehensive income..........................                           7,809
Cash dividends ($0.140 per share)...................               -          (1,636)
Net issued under stock option plan..................               -            (416)
Proceeds from stock option exercise.................               -             396
Stock option tax expense............................               -             (54)
Acquisitions of common stock........................               -          (1,896)
                                                          ----------      ----------
Balance at August 31, 2001..........................            (674)         83,041
                                                          ----------      ----------
Comprehensive income:
   Net earnings.....................................               -          10,730
   Other comprehensive income:
       Currency translation.........................            (191)           (191)
       Minimum pension liability, net of tax........           - (49)            (49)
                                                                          ----------
Total comprehensive income..........................                          10,490
Cash dividends ($0.140 per share)...................               -          (1,631)
Net issued under stock option plan..................               -            (327)
Proceeds from stock option exercise.................               -             513
Stock option tax benefits...........................                             269
                                                          ----------      ----------
Balance at August 31, 2002..........................            (914)         92,355
                                                          ----------      ----------
Comprehensive income:
   Net earnings.....................................               -          12,887
   Other comprehensive income:
       Unrealized loss on available
        for sale securities.........................             (87)            (87)
       Currency translation........................,           1,357           1,357
       Minimum pension liability, net of tax........            (444)           (444)
                                                                          ----------
Total comprehensive income..........................                          13,713
Cash dividends ($0.155 per share)...................               -          (1,819)
Net issued under stock option plan..................               -             (29)
Proceeds from stock option exercise.................               -              39
Stock option tax benefits...........................               -              32
                                                          ----------      ----------
Balance at August 31, 2003..........................      $      (88)     $  104,291
                                                          ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     AT AUGUST 31,
                                                                                                     -------------
                       ($ IN THOUSANDS, EXCEPT PAR VALUES)                                       2003             2002
                       -----------------------------------                                       ----             ----
ASSETS
Current assets:
   Cash and cash equivalents............................................................       $  15,368       $  12,425
   Marketable securities................................................................           8,770          13,289
   Receivables..........................................................................          22,970          23,729
   Inventories..........................................................................          20,019          15,583
   Deferred income taxes................................................................           2,301           1,499
   Other current assets.................................................................           1,010             782
                                                                                               ---------       ---------
Total current assets....................................................................          70,438          67,307

Long-term marketable securities.........................................................          38,674          25,419
Property, plant and equipment, net......................................................          13,889          14,512
Other noncurrent assets.................................................................           8,219           7,480
                                                                                               ---------       ---------
Total assets............................................................................       $ 131,220       $ 114,718
                                                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................................       $   8,228        $  6,068
   Other current liabilities............................................................          16,053          13,984
                                                                                               ---------       ---------
Total current liabilities...............................................................          24,281          20,052

Pension benefits liabilities............................................................           2,315           1,688
Other noncurrent liabilities............................................................             333             623
                                                                                               ---------       ---------
Total liabilities.......................................................................          26,929          22,363
                                                                                               ---------       ---------

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding).....................................               -               -
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,459,561 and 17,430,348 shares issued in 2003 and 2002, respectively)...........          17,460          17,430
   Capital in excess of stated value....................................................           2,484           2,472
   Retained earnings....................................................................         174,333         163,265
   Less treasury stock (at cost, 5,724,069 shares)......................................         (89,898)        (89,898)
   Accumulated other comprehensive loss, net............................................             (88)           (914)
                                                                                               ---------       ---------
Total shareholders' equity..............................................................         104,291          92,355
                                                                                               ---------       ---------
Total liabilities and shareholders' equity..............................................       $ 131,220       $ 114,718
                                                                                               =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED AUGUST 31,
                                                                                  ----------------------
                          ($ IN THOUSANDS)                                     2003        2002        2001
                          ----------------                                     ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings...........................................................   $ 12,887    $ 10,730    $  8,180
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization.......................................      3,525       3,402       3,359
      Non-cash restructuring charges relating to write-down...............          -           -         749
      Amortization of marketable securities premiums, net.................       (145)       (212)       (311)
      (Gain) loss on sale of property, plant and equipment................        (76)        (78)         10
      Provision for uncollectible accounts receivable.....................       (275)        271          87
      Deferred income taxes...............................................      1,388        (242)        914
      Stock option tax benefits (expense).................................         32         269         (54)
      Equity in net earnings of equity-method investments.................       (125)       (253)         (4)
      Other, net..........................................................       (152)       (268)       (219)
   Changes in assets and liabilities:
      Receivables, net....................................................      2,514         628      (2,488)
      Inventories, net....................................................     (2,578)     (2,720)      2,898
      Other current assets................................................       (563)       (308)       (245)
      Accounts payable, trade.............................................       (564)     (2,177)       (584)
      Other current liabilities...........................................        189       1,347      (1,559)
      Current taxes payable...............................................        330         397        (426)
      Other noncurrent assets and liabilities.............................     (1,080)        450        (686)
                                                                             --------    --------    --------
      Net cash provided by operating activities...........................     15,307      11,236       9,621
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment.............................     (1,918)     (2,217)     (2,929)
   Acquisitions of businesses.............................................          -      (4,813)     (1,010)
   Proceeds from sale of property, plant and equipment....................         63         206          58
   Purchases of marketable securities held-to-maturity....................    (12,465)    (15,904)    (10,049)
   Proceeds from maturities of marketable securities held-to-maturity.....     14,232       7,555      22,890
   Purchases of marketable securities available-for-sale..................    (10,445)          -           -
   Equity investment......................................................          -         (80)       (975)
                                                                             --------    --------    --------
   Net cash (used in) provided by investing activities....................    (10,533)    (15,253)      7,985
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from exercise of options under stock option plan..............         39         513         396
   Dividends paid.........................................................     (1,819)     (1,631)     (1,636)
   Purchases of treasury stock............................................          -           -      (1,896)
                                                                             --------    --------    --------
   Net cash used in financing activities..................................     (1,780)     (1,118)     (3,136)
                                                                             --------    --------    --------
   Effect of foreign exchange rate changes on cash........................        (51)        (15)          -
   Net increase (decrease) in cash and cash equivalents...................      2,943      (5,150)     14,470
   Cash and cash equivalents, beginning of period.........................     12,425      17,575       3,105
                                                                             --------    --------    --------
   Cash and cash equivalents, end of period...............................   $ 15,368    $ 12,425    $ 17,575
                                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid......................................................   $  5,753    $  4,397    $  3,587
   Interest paid..........................................................   $     73    $    140    $     82

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Lindsay Manufacturing Co. (the "Company" or "Lindsay") manufactures automated agricultural irrigation systems and sells these products in both the U.S. and international markets. The Company also manufactures large diameter steel tubing products and manufactures and assembles agricultural and construction equipment on a contract manufacturing basis for other manufacturers. The Company's principal operating facilities are located in Lindsay, Nebraska, USA. The Company's corporate office is located in Omaha, Nebraska, USA. The Company also has foreign operating subsidiaries which manufacture irrigation equipment in France, Brazil and South Africa, and owns a retail irrigation dealership with three locations in the State of Washington ("Irrigation Specialists").

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

(2) STOCK BASED COMPENSATION

The Company maintains a stock option plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net earnings per share as if the Company had applied the fair value expense recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to employee stock option grants.

                                                                               FOR THE TWELVE MONTHS ENDED AUGUST 31,
                                                                               --------------------------------------
             $ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                            2003           2002           2001
             ----------------------------------------                            ----           ----           ----
Net earnings - as reported...............................................      $12,887        $ 10,730       $  8,180
   Deduct:
Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effects....       (1,057)         (1,191)          (994)
                                                                               -------        --------       --------
Pro forma net earnings...................................................      $11,830        $  9,539       $  7,186
                                                                               =======        ========       ========

Earnings per share:
   Basic-as reported.....................................................      $  1.10        $   0.92       $   0.70
   Basic-pro forma.......................................................      $  1.01        $   0.82       $   0.62

   Diluted-as reported...................................................      $  1.08        $   0.90       $   0.69
   Diluted-pro forma.....................................................      $  0.99        $   0.80       $   0.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2003, 2002 and 2001: dividend yield of 0.6% to 0.8%, expected volatility of 35.2% to 36.5%, risk-free interest rates ranging from 4.5% to 6.4 %, and expected lives of the options of 7 years. The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 was $8.36, $9.65 and $8.63, respectively.

(3) REVENUE RECOGNITION

Revenues from the sale of the Company's irrigation products to its independent dealers are recognized upon delivery of the product to the dealer. The Company has no post delivery obligations to its independent dealers other than standard warranties. Revenues for sales of irrigation products by Irrigation Specialists are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of the Company's diversified products are recognized when the product is delivered to the customer. Revenues and gross profits on intercompany sales are eliminated in consolidation.

         The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling revenue is reported as a component of operating revenues. Shipping and handling costs are reported as a component of cost of operating revenues. Shipping and handling revenues and costs are not significant to total operating revenues or cost of operating revenues. Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Other sales incentives such as guarantees issued by the Company to support end-user customer financing are recognized as cost of sales. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for rebates payable and cash discounts expected.

(4) WARRANTY COSTS

Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

         Warranty costs were $1.4 million, $1.3 million and $1.6 million for the fiscal years ended August 2003, 2002 and 2001, respectively.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At August 31, 2003, the Company's cash equivalents were held primarily by one financial institution. Marketable securities and long-term marketable securities are classified as held-to-maturity or available-for-sale according to management of the Company's intent.

         At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. The Company holds no securities designated as trading. Investment securities are classified as held-to-maturity when the Company has both the ability and intent to hold such securities to scheduled maturity. All other investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and would record any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2003, 2002 or 2001.

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

(6) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Lindsay, Nebraska operation's inventories. Cost is determined by the weighted average method for inventories at the Company's other operating locations. At all locations, the Company reserves for obsolete, slow moving and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment and capitalized lease assets are stated at cost. The Company's policy is to capitalize major expenditures and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 20 to 30 years; equipment -- three to 10 years; other -- two to 20 years; and leasehold improvements -- term of lease. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying amount of the asset, a loss is recognized based upon the difference between the fair value of the asset and its carrying value. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in the consolidated statements of operations.

         During the second quarter of fiscal 2001, the Company took a pre-tax restructuring charge of $899,000 or $0.05 per share after tax. Of this total restructuring charge, $749,000 was for a write-down, to fair value, of the value of fixed assets associated with a manufacturing process under development since 1998 that was discontinued due to difficulty in ensuring quality consistency that would satisfy the Company's customers' needs, and $150,000 for other costs related to manufacturing processes for which the decision and plan to discontinue were made in the second quarter of fiscal 2001.

(8) EQUITY INVESTMENTS

Other assets includes minority investments held by the Company in two irrigation businesses. These investments are accounted for on the equity method. The Company's investments in these companies are reviewed periodically to determine if its fair value has declined below the cost of the investment on an other-than-temporary basis, in which case an impairment loss would be recognized.

(9) GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets arising from acquisitions. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company has completed its transitional impairment analysis of goodwill as of September 1, 2002, and updated its evaluation of goodwill recoverability at August 31, 2003. No impairment losses were indicated as a result of the transitional or annual impairment testing under SFAS No. 142. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company adopted the provisions of SFAS No. 142 during the first quarter of fiscal 2003, as required, and accordingly no longer amortizes any goodwill. Amortization expense of goodwill for fiscal years 2002 and 2001 was immaterial.

(10) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the incremental dilutive effect of stock options.

         The following table summarizes options outstanding but, excluded from the computation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares:

            08/31/03                                  08/31/02                                    08/31/01
            Weighted                                  Weighted                                    Weighted
             Average                                  Average                                     Average
Shares        Price          Expire         Shares     Price           Expire           Shares      Price          Expire
------        -----          ------         ------     -----           ------           ------      -----          ------
                            November                                  September                                 November 2007-
170,750      $25.98       2007-May 2012     203,562     $25.97      2007-May 2012      232,000      $22.21        April 2011
=======      ======                         =======     ======                         =======      ======

(11) RECLASSIFICATIONS

Certain reclassifications have been made to prior financial statements to conform to the current-year presentation.

(12) USE OF ESTIMATES

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

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company will adopt FIN 46 in the first quarter of fiscal 2004 and believes the impact of adopting this standard will not have a material impact on the Company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The Company is required to apply the provisions of SFAS No. 146 for exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates disclosure requirements for obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. The company has applied the initial recognition and measurement provisions of Interpretation No. 45 to guarantees issued or modified after December 31, 2002, as required. The company has adopted the disclosure requirements in this Interpretation beginning with the first quarter of fiscal 2003, as required.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requires certain pro forma disclosures related to stock-based compensation. This statement also amended the transition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the pro forma disclosures of SFAS No. 148 in the second quarter of fiscal 2003, as required. The Company is considering voluntarily adopting the transition provisions of SFAS No. 148 during fiscal 2004.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard does not have a material effect on the Company's financial position or net income.

In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliveries". This guidance addresses the determination of whether an arrangement involving multiple deliveries contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 is not expected to have a material impact on the Company's financial statements.

B. RESTATEMENT OF FINANCIAL STATEMENTS

Prior to 2003, the Company had not recorded the cumulative cash surrender value of certain life insurance policies the Company maintains on current and former executive officers that had accumulated since 1994. These policies were obtained in 1993 to insure the potential liability under the supplemental retirement plan for these executives. The Company is the sole named beneficiary and owner of these policies, which are held in trust. The annual premium payments for these policies were made from calendar years 1993 through 2000. The Company had previously expensed the premiums when paid and had not recorded the increases in the cash surrender values of the policies. After reviewing this accounting treatment further, the Company has restated its financial statements for 2002 and 2001 to record the cumulative cash surrender value as a correction of error in prior periods. The result of the restatement was an increase of $1.7 million in other assets and retained earnings as of August 31, 2002. The effect of the restatement on previously reported operating results is summarized as follows:

                                          FISCAL YEAR ENDED 8/31/02           FISCAL YEAR ENDED 8/31/01
                                         ----------------------------        ----------------------------
In thousands, except per share amounts   AS REPORTED        RESTATED         AS REPORTED        RESTATED
--------------------------------------   -----------       ----------        -----------       ----------
Operating Expenses                       $   19,811        $   19,811        $   18,285        $   18,122
                                         ----------        ----------        ----------        ----------
Other non-operating income, net                 551               617                 2                58
                                         ----------        ----------        ----------        ----------
Earnings before income taxes                 15,314            15,380            11,401            11,620
                                         ----------        ----------        ----------        ----------
Net earnings                                 10,664            10,730             7,961             8,180
                                         ----------        ----------        ----------        ----------
Basic earnings per share                 $     0.91        $     0.92        $     0.68        $     0.70
                                         ----------        ----------        ----------        ----------
Diluted earnings per share               $     0.90        $     0.90        $     0.67        $     0.69
                                         ----------        ----------        ----------        ----------

The effect of the restatement on previously reported annual financial statements was not material. There is no effect of the restatement on previously reported cash flows.

C. ACQUISITIONS

In March 2001, the Company acquired 100% of the stock of Perrot SA (now Lindsay Europe SA), a manufacturer of irrigation systems located in La Chapelle d' Aligne, France, for approximately $1.0 million in cash. The acquisition was accounted for under the purchase method of accounting. The purchase resulted in recording approximately $300,000 of goodwill, representing the amount of cash paid in excess of the estimated fair value of the assets acquired less liabilities assumed, which was being amortized using a useful life of 20 years in 2001 and 2002. The results of operations for Lindsay Europe SA have been included in the Company's consolidated results from the acquisition date.

         During November 2001, the Company acquired certain assets of Injection Systems, Inc. for $255,000 in cash. This product line is marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and intangibles including a patent of $100,000, plans/specifications of $75,000 and a tradename of $22,000. The patent is being amortized over its remaining life at the time of acquisition of 16 years; the plans/specifications are being amortized over an estimated realizable period at the time of acquisition of 20 years; the tradename was amortized over a period of 12 months. There was no goodwill associated with this acquisition.

         During March 2002, the Company acquired the business of Irrigation Specialists, Incorporated for $3.6 million in cash. This irrigation dealership based in Pasco, Washington has been established for more than 30 years and provides the Company a strategic distribution channel in a key regional market. The purchase price allocated to assets and liabilities consisted of trade accounts receivable of $2.8 million, inventory of $2.5 million, fixed assets of $820,000, non-compete agreement of $300,000, tradename/trademark of $120,000, trade payables of $2.7 million and other liabilities of $335,000. The non-compete agreement is being amortized over 5 years. The tradename/trademark will be carried at its fair value supported by the incremental value of the business' operating results considered to be generated. There was no goodwill associated with this acquisition.

         During April 2002, the Company acquired a portion of the assets of Hidro Power Industria E Comercio De Equipamentos for $979,000 in cash, including direct acquisition costs of $161,000. This irrigation equipment production and sales operation (now Lindsay America do Sul Ltda.) provides the Company an important base in a key international market. The assets acquired in this acquisition consisted of inventory of $230,000, fixed assets of $265,000, goodwill of $334,000 and a non-compete covenant of $100,000. The non-compete agreement will be amortized over three years. The goodwill will not be amortized.

The following unaudited pro forma data summarizes the combined results of operations of the Company for the periods indicated as if the acquisition of Irrigation Specialists, Inc. had been completed on September 1, 2001. The pro forma data gives effect to the actual operating results prior to the acquisition, amortization of acquisition related intangibles and income taxes. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 2000, or that may be obtained in the future. Pro forma data is not presented for other acquisitions, as these amounts are considered immaterial.

                                                     (UNAUDITED)
                                            FOR THE YEARS ENDED AUGUST 31,
                                            ------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS        2002               2001
----------------------------------------        ----               ----
Revenues................................    $   150,566        $   138,830
Net income..............................         10,561              8,015
Net income per share - basic............           0.90               0.69
Net income per share - diluted..........    $      0.89        $      0.67

D. OTHER INCOME, NET

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                ------------------------------
$ IN THOUSANDS                                                2003           2002            2001
--------------                                                ----           ----            ----
Other income (expense), net:
  Cash surrender value of life insurance..................   $  122         $    66        $    56
  Gain (loss) on sales of fixed assets....................       76              78            (10)
  Foreign currency transaction gains, net.................      501             217              -
  Equity in net earnings of equity-method investment......      125             253              4
  All other, net..........................................       20               3              8
                                                             ------         -------        -------
Total other income, net...................................   $  844         $   617        $    58
                                                             ======         =======        =======

E. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

                                       FOR THE YEARS ENDED AUGUST 31,
                                       ------------------------------
$ IN THOUSANDS                     2003            2002             2001
--------------                     ----            ----             ----
United States................     $18,049        $16,025          $11,762
Foreign......................         738           (645)            (142)
                                  -------        -------          -------
                                  $18,787        $15,380          $11,620
                                  =======        =======          =======

Significant components of the income tax provision are as follows:

                                              FOR THE YEARS ENDED AUGUST 31,
                                              ------------------------------
$ IN THOUSANDS                             2003            2002            2001
--------------                             ----            ----            ----
Current:
  Federal............................     $ 5,518         $ 4,022        $ 2,226
  State..............................         630             412            300
  Foreign............................         269               -              -
                                          -------         -------        -------
     Total current...................       6,417           4,434          2,526
                                          -------         -------        -------
Deferred:
  Federal............................        (470)            279            845
  State..............................         (32)             30             92
  Foreign............................         (15)            (93)           (23)
                                          -------         -------        -------
     Total deferred..................        (517)            216            914
                                          -------         -------        -------
     Total income tax provision......     $ 5,900         $ 4,650        $ 3,440
                                          =======         =======        =======

Total income tax provision resulted in effective tax rates differing from that of the statutory federal income tax rates. The reasons for these differences are:

                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                         ------------------------------
                                                               2003                    2002                    2001
                                                               ----                    ----                    ----
$ IN THOUSANDS                                         AMOUNT          %       AMOUNT          %       AMOUNT          %
--------------                                        -------        ----     -------        ----     -------        ----
U.S. statutory rate................................   $ 6,482        34.5     $ 5,250        34.1     $ 3,876        33.4
State and local taxes, net of federal tax benefit..       413         2.2         302         2.0         351         3.0
Qualified export activity..........................      (165)       (0.9)       (136)       (0.9)       (165)       (1.4)
Municipal bond interest income.....................      (481)       (2.6)       (471)       (3.1)       (480)       (4.2)
Research and development tax credits...............      (150)       (0.8)       (141)       (0.9)       (144)       (1.2)
Other..............................................      (199)       (1.0)       (154)       (1.0)          2           -
                                                      -------        ----     -------        ----     -------        ----
Effective rate.....................................   $ 5,900        31.4     $ 4,650        30.2     $ 3,440        29.6
                                                      =======        ====     =======        ====     =======        ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   FOR THE YEARS ENDED AUGUST 31,
                                                   ------------------------------
$ IN THOUSANDS                                        2003                 2002
---------------                                       ----                 ----
Deferred tax assets:
Minimum pension liability......................    $     710            $     458
Foreign items..................................          275                  260
Employee benefits liability....................        1,459                1,140
Inventory......................................           90                   52
Accruals not currently deductible for taxes....        1,771                1,145
                                                   ---------            ---------
   Deferred tax assets.........................    $   4,305            $   3,055
                                                   =========            =========

Deferred tax liabilities:
Property, plant and equipment..................    $    (337)           $    (185)
Other..........................................          (68)                (297)
                                                   ---------            ---------
   Deferred tax liabilities....................    $    (405)           $    (482)
                                                   =========            =========

Net deferred tax assets........................    $   3,900            $   2,573
                                                   =========            =========

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely that not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management does not believe there are significant uncertainties surrounding realization of the deferred tax assets, and, consequently, has not provided a valuation allowance for deferred tax assets at August 31, 2003 and 2002.

         At August 31, 2003, the Company has a foreign subsidiary with deferred tax assets of $275,000 comprised principally of temporary differences for property and equipment, inventory and other items.

F. MARKETABLE SECURITIES

The Company's marketable securities consist of investment-grade municipal bonds. Marketable securities may mature earlier than their weighted-average contractual maturities because of principal prepayments. Amortized cost and fair value of investments in marketable securities classified as held-to-maturity or available-for-sale according to management's intent are summarized as follows:

HELD-TO-MATURITY SECURITIES

                                                                       Gross             Gross
                                                  Amortized         Unrealized         Unrealized
$ IN THOUSANDS                                       Cost              Gains             Losses           Fair Value
--------------                                       ----              -----             ------           ----------
As of August 31, 2003:
 Due within one year.....................        $     7,453        $        54        $        (2)       $     7,505
 Due after one year through five years...             29,661                422                (95)            29,988
                                                 -----------        -----------        -----------        -----------
                                                 $    37,114        $       476        $       (97)       $    37,493
                                                 ===========        ===========        ===========        ===========

As of August 31, 2002:
 Due within one year.....................        $    13,289        $       159        $        (3)       $    13,445
 Due after one year through five years...             25,419                436                (53)            25,802
                                                 -----------        -----------        -----------        -----------
                                                 $    38,708        $       595        $       (56)       $    39,247
                                                 ===========        ===========        ===========        ===========

AVAILABLE-FOR SALE SECURITIES

                                                                       Gross             Gross
                                                  Amortized         Unrealized         Unrealized
$ IN THOUSANDS                                       Cost              Gains             Losses           Fair Value
--------------                                       ----              -----             ------           ----------
As of August 31, 2003:
 Due within one year.....................        $     1,325        $         -        $        (8)       $     1,317
 Due after one year through five years...              9,092                  -                (79)             9,013
                                                 -----------        -----------        -----------        -----------
                                                 $    10,417        $         -        $       (87)       $    10,330
                                                 ===========        ===========        ===========        ===========

As of  August 31, 2002:
 Due within one year.....................        $         -        $         -        $         -        $         -
 Due after one year through five years...                  -                  -                  -                  -
                                                 -----------        -----------        -----------        -----------
                                                 $         -        $         -        $         -        $         -
                                                 ===========        ===========        ===========        ===========

G. RECEIVABLES

                                                            AUGUST 31,
                                                            ----------
$ IN THOUSANDS                                         2003              2002
--------------                                         ----              ----
Trade accounts and notes.........................    $ 23,637          $ 24,221
Allowance for doubtful accounts..................        (667)             (492)
                                                     --------          --------
Net receivables..................................    $ 22,970          $ 23,729
                                                     ========          ========

H. INVENTORIES

                                                              AUGUST 31,
                                                              ----------
$ IN THOUSANDS                                         2003              2002
---------------                                        ----              ----
First-in, first-out (FIFO) inventory.............    $ 15,821          $ 13,273
LIFO reserves....................................      (2,494)           (3,153)
Obsolescence reserve.............................        (566)             (359)
Weighted average inventory.......................       7,258             5,822
                                                     --------          --------
Total inventories................................    $ 20,019          $ 15,583
                                                     ========          ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                             AUGUST 31,
                                                             ----------
                                                        2003             2002
                                                        ----             ----
Raw materials....................................        18%              11%
Work in process..................................         5%               4%
Finished goods and purchased parts...............        77%              85%

I. PROPERTY, PLANT AND EQUIPMENT

                                                             AUGUST 31,
                                                             ----------
$ IN THOUSANDS                                         2003              2002
---------------                                        ----              ----
    Land.........................................    $    336          $    336
    Buildings....................................       9,319             9,072
    Equipment....................................      36,957            35,242
    Other........................................       2,654             2,897
                                                     --------          --------
Total property, plant, and equipment.............      49,266            47,547
Accumulated depreciation and amortization........     (35,377)          (33,035)
                                                     --------          --------
Property, plant and equipment, net...............    $ 13,889          $ 14,512
                                                     ========          ========

J. OTHER NONCURRENT ASSETS AUGUST 31,

                                                             AUGUST 31,
                                                             ----------
$ IN THOUSANDS                                         2003             2002
---------------                                        ----             ----
Cash surrender value of life insurance policies...   $  1,813         $  1,691
Deferred income taxes.............................      1,599            1,074
Equity method investments.........................      1,437            1,311
Goodwill, net.....................................      1,174            1,082
Split dollar life insurance.......................        913              878
Intangible pension asset..........................        442              511
Other intangibles, net............................        574              687
Other.............................................        267              246
                                                     --------         --------
Total other noncurrent assets.....................   $  8,219         $  7,480
                                                     ========         ========

The following table summarizes the Company's net carrying value for other intangible assets as shown above. These other intangible assets are being amortized over an average term of approximately 6 years. Related amortization expense was $113,000, $66,000 and $33,000 for the twelve-months ended August 31, 2003, 2002 and 2001, respectively.

                                            AUGUST 31,
                                            ----------
$ IN THOUSANDS                          2003          2002
--------------                         ------        ------
Non-compete agreements.........        $  358        $  358
Tradenames.....................           147           147
Patent.........................           100           100
Plans and specifications.......            77            77
Other..........................            30            30
Accumulated amortization.......          (138)          (25)
                                       ------        ------
Total other intangibles, net...        $  574        $  687
                                       ======        ======

K. OTHER CURRENT LIABILITIES

                                                           AUGUST 31,
                                                           ----------
$ IN THOUSANDS                                         2003           2002
--------------                                         ----           ----
Payroll and vacation.........................        $  3,774       $  3,499
Retirement plan..............................           2,240          2,029
Taxes, other than income.....................             740          1,089
Workers compensation and product liability...           1,355          1,711
Dealer related liabilities...................           1,158          1,865
Warranty.....................................           1,152          1,266
Income tax payable...........................           1,428             78
Other........................................           3,648          2,447
                                                     --------       --------
Total other current liabilities..............        $ 15,495       $ 13,984
                                                     ========       ========

L. CREDIT ARRANGEMENTS

The Company has availability under an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2003. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Borrowings will bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.00% at August 31, 2003). The Base Rate will not be less than 4.00%. The Company expects to renew this line of credit on substantially similar terms.

M. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government ("the EPA") in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility, ("the site"). The site was added to the EPA's list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. During the last half of fiscal 2003, a second Five Year Review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. During the fourth quarter of fiscal 2003, the EPA issued a letter placing the Company on notice that additional remediation actions were required. Additionally, during the quarter, the Company and its environmental consultants completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned additional wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan and, at August 31, 2003, accrued $250,000 in other current liabilities for the estimated expenditures for the actions specified in the plan, substantially all of which it expects to complete in fiscal 2004. The Company leases land, buildings, machinery, equipment and furniture under various noncancelable operating lease agreements. At August 31, 2003, future minimum lease payments under noncancelable operating leases were as follows:

$ IN THOUSANDS                 FISCAL YEARS
---------------                ------------
                    2004.................................................    $    450
                    2005.................................................         339
                    2006.................................................         311
                    2007.................................................         225
                    2008.................................................         213
                    Thereafter...........................................         946
                                                                             --------
                    Total future minimum lease payments..................    $  2,484
                                                                             ========

Lease expense was $379,000, $348,000 and $116,000 for fiscal years ended 2003, 2002 and 2001, respectively.

N. RETIREMENT PLANS

The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a required matching contribution by the Company. The Company's total contributions charged to expense under this plan were $449,000 for the year ended August 31, 2003, $314,000 the year ended August 31, 2002 and $283,000 for the year ended August 31, 2001.

         A supplementary non-qualified, non-funded retirement plan for six current and former executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on the executives named in this supplemental retirement plan to provide funding for this liability.

Cost and the assumptions for the Company's supplemental retirement plan include the following components:

                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                                 ------------------------------
$ IN THOUSANDS                                               2003               2002            2001
--------------                                               ----               ----            ----
Change in benefit obligation:
Benefit obligation at beginning of year..............      $ 3,944           $  3,237         $ 2,778
Service cost.........................................           42                 15              13
Interest cost........................................          267                218             187
Actuarial loss.......................................          773                700             395
Benefits paid........................................         (279)              (266)           (136)
                                                           -------           --------         -------
Benefit obligation at end of year....................      $ 4,747           $  3,944         $ 3,237
                                                           -------           --------         -------

Funded status........................................      $(4,747)          $ (3,944)        $(3,237)
Unrecognized net actuarial loss......................        2,507              1,915           1,326
                                                           -------           --------         -------
Net amount recognized................................      $(2,240)          $ (2,029)        $(1,911)
                                                           =======           ========         =======

                                                                                 FOR THE YEARS ENDED AUGUST 31,
                                                                                 ------------------------------
$ IN THOUSANDS                                                              2003              2002            2001
--------------                                                              ----              ----            ----
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost...................................................   $ 2,240           $  2,029         $ 1,911
Intangible pension asset...............................................      (442)              (511)           (580)
Additional minimum pension liability...................................     2,315              1,688           1,250
Other comprehensive loss...............................................    (1,873)            (1,177)           (670)
                                                                          -------           --------         -------
Net amount recognized..................................................   $ 2,240           $  2,029         $ 1,911
                                                                          =======           ========         =======

Weighted-average assumptions as of year ends:
Discount rate..........................................................      6.25%              7.00%           7.00%
Assumed rates of compensation increases................................      3.50%              3.50%           3.50%


                                                             FOR THE YEARS ENDED AUGUST 31,
                                                             ------------------------------
$ IN THOUSANDS                                           2003              2002            2001
--------------                                           ----              ----            ----
Components of net periodic benefit cost:
Service cost........................................   $    42           $     15         $    13
Interest cost.......................................       267                218             187
Net amortization and deferral.......................       181                111              78
                                                       -------           --------         -------
Total...............................................   $   490           $    344         $   278
                                                       =======           ========         =======

O. STOCK OPTIONS

On January 30, 2001, the shareholders approved the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan supercedes the 1988 Plan and 1991 Plan and no further options or other awards will be granted under the 1988 Plan and 1991 Plan (the "Prior Plans"). The Company has outstanding stock options under its 1991 Plan and 2001 Plan. No options are outstanding under the previous 1988 Plan. The 2001 Plan is similar in most material respects to the 1991 Plan and provides for awards of stock options, restricted stock or stock appreciation rights ("SARs") to employees of the Company and for annual awards of stock options to non-employee directors. A total of 900,000 shares of the Company's common stock may be issued under the 2001 Plan, subject to adjustments to reflect stock splits and similar events. If options or restricted stock awarded under the 2001 Plan (or options issued under the Prior Plans or outside of the Prior Plans) terminate without being fully vested or exercised, those shares will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual. The 1991 and 2001 Plans permit participants to surrender mature common shares, in lieu of cash, for the value of the exercise price. Mature shares are defined as shares held more than six months.

A summary of the status of the Company's stock plans is presented below:

                                                                                   AVERAGE
OPTION SHARES                                          NUMBER OF SHARES         EXERCISE PRICE
-------------                                          ----------------         --------------
Officers, Directors and Key Employees:
Outstanding at August 31, 2000.....................          916,943               $  13.93
   Granted.........................................          172,750                  18.44
   Exercised.......................................         (107,525)                  8.59
                                                           ---------
Outstanding at August 31, 2001.....................          982,168                  15.30
                                                           =========
Exercisable at August 31, 2001.....................          391,318                  13.51
                                                           =========
Outstanding at August 31, 2001.....................          982,168                  15.30
   Granted.........................................          164,563                  22.95
   Exercised.......................................         (117,947)                 10.53
   Cancelled.......................................          (25,241)                 20.04
                                                           ---------
   Outstanding at August 31, 2002..................        1,003,543                  17.00
                                                           =========
Exercisable at August 31, 2002.....................          410,331                  15.54
                                                           =========
Outstanding at August 31, 2002.....................        1,003,543                  17.00
   Granted.........................................          197,060                  21.48
   Exercised.......................................          (52,530)                 10.39
   Cancelled.......................................          (35,500)                 24.77
                                                           ---------
Outstanding at August 31, 2003.....................        1,112,573                  17.02
                                                           =========
Exercisable at August 31, 2003.....................          514,020               $  16.71
                                                           =========

The numbers of stock awards available for grant under the stock option plans are 466,918, 628,428 and 768,750 shares as of August 31, 2003, 2002 and 2001, respectively.

The following table summarizes information about stock options outstanding at August 31, 2003:

                                 OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                 -------------------      -------------------
                                WEIGHTED
                                 AVERAGE
   RANGE OF        NUMBER       REMAINING    WEIGHTED     NUMBER      WEIGHTED
   EXERCISE      OUTSTANDING   CONTRACTUAL    AVERAGE   EXERCISABLE    AVERAGE
    PRICES       AT 8/31/03       LIFE         PRICE    AT 8/31/03      PRICE
    ------       ----------       ----         -----    ----------      -----
$  8.31-10.22       77,963      1.5 years    $   8.97       77,963    $   8.97
  14.00-20.00      661,738      6.6 years       15.72      336,532       15.47
$ 21.20-28.17      372,872      8.0 years    $  23.61       99,525    $  26.97
                 ---------                                --------
                 1,112,573                                 514,020
                 =========                                ========

P. GUARANTEES

The Company is currently party to various guarantee arrangements. These agreements arose in transactions related to dealer/customer financing, the guarantee of debt for a non-consolidated equity investee and product warranties.

         The Company has adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (the "Interpretation"). The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with premium payments or as part of a transaction with multiple events.

         As noted above, the Company has adopted the disclosure requirements of the Interpretation and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has adopted the disclosure requirements of the Interpretation and has applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002, when those guarantees are estimable.

The following table provides the estimated maximum amount of potential future payments for each major group of guarantees:

                                                                    AUGUST
$ IN THOUSANDS                                                       2003
--------------                                                       ----
Guarantees on third party debt of equity investment...........    $     700
Customer equipment financing recourse.........................        3,600
Product warranties............................................          N/A
                                                                  ---------
Total guarantees..............................................    $   4,300
                                                                  =========

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company has guaranteed three bank loans and a standby letter of credit of an irrigation business in which the Company holds a minority equity investment position. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The bank loans mature in September 2003, December 2006 and February 2007. The standby letter of credit expires in December 2003. As of August 31, 2003, the maximum amount associated with the guarantees and letter of credit was approximately $700,000. The majority owner of the business provides a separate personal guarantee of the bank notes.

CUSTOMER EQUIPMENT FINANCING RECOURSE

In the normal course of business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as more fully described below. Related to these exposures, the Company has separately accrued a liability of $326,000, classified with other current liabilities, for estimated losses on such guarantees. The Company recorded, at estimated fair value, deferred revenue of $28,000 also classified with other current liabilities, for guarantees issued after December 31, 2002. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for value of the guarantees ratably over the term of the guarantee.


         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of accounts limited to $1.5 million as of August 31, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The estimated maximum exposure is representative of 2.75% of the original loan amount financed or the total equipment cost related to a lease.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the one referred to above. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. In some specific cases, the guarantee may cover up to all scheduled payments of a loan. The original amount of existing specific guarantees is approximately $2.1 million at August 31, 2003. The Company's recourse guarantee is collateralized by the value of the equipment.

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

                                                                         FOR THE FISCAL YEAR ENDED
                                                                         -------------------------
                                                                    AUGUST        AUGUST         AUGUST
$ IN THOUSANDS                                                       2003          2002           2001
--------------                                                    ---------      --------       --------
Product warranty accrual balance, beginning of fiscal year....    $  1,266       $  1,396       $    757
Liabilities accrued for warranties during the period..........       1,370          1,275           1644
Warranty claims paid during the period........................      (1,484)        (1,405)        (1,005)
                                                                  --------       --------       --------
Product warranty accrual balance, end of fiscal year..........    $  1,152       $  1,266       $  1,396
                                                                  ========       ========       ========

Q. INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

         Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems.

         Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. The Company evaluates the performance of its operating segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses) engineering and research expenses, interest income net, other income and expenses, net income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to separately identify assets by reportable segment. Similarly, other segment reporting proscribed by FAS 131 is not shown as this information can not be reasonably disaggregated by segment and is utilized by the Company's management.

         The Company has no single major customer representing 10% or more of its total revenues during fiscal 2003, 2002 or 2001.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                                          ------------------------------
$ in millions                                                              2003        2002       2001
                                                                           ----        ----       ----
Operating revenues:
   Irrigation.........................................................    $ 151.3    $  132.7    $ 106.9
   Diversified products...............................................       12.1        13.2       19.8
                                                                          -------    --------    -------
Total operating revenues..............................................    $ 163.4    $  145.9    $ 126.7
                                                                          =======    ========    =======
Operating income:
   Irrigation.........................................................    $  28.0    $   22.2    $  16.6
   Diversified products...............................................        1.2         1.9        3.2
                                                                          -------    --------    -------
Segment operating income..............................................       29.2        24.1       19.8
Unallocated general & administrative and
   engineering & research expenses....................................      (12.8)      (11.0)     (10.0)
Interest and other income, net........................................        2.4         2.3        1.8
                                                                          -------    --------    -------
Earnings before income taxes..........................................    $  18.8    $   15.4    $  11.6
                                                                          =======    ========    =======

                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                                          ------------------------------
$ IN MILLIONS                                                              2003        2002       2001
-------------                                                              ----        ----       ----
Geographic area revenues:
   United States......................................................    $125.0     $  113.8    $ 102.0
   Europe, Africa & Middle East.......................................      23.3         17.2       14.7
   Mexico & Latin America.............................................      10.7          6.0        3.2
   Other International................................................       4.4          8.9        6.8
                                                                          ------     --------    -------
   Total revenues.....................................................    $163.4     $  145.9    $ 126.7
                                                                          ======     ========    =======

R. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2003 and 2002:

                                                FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                                ------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS        NOVEMBER   FEBRUARY       MAY      AUGUST
----------------------------------------        --------   --------       ---      ------
Fiscal 2003
   Operating revenues......................     $ 33,462   $ 48,127    $ 48,833   $ 32,952
   Cost of operating revenues..............       26,451     35,865      36,334     24,978
   Earnings before income taxes............        1,714      7,108       7,021      2,944
   Net earnings............................        1,193      4,952       4,822      1,920
   Diluted net earnings per share..........     $   0.10   $   0.42    $   0.41   $   0.16
   Market price (NYSE)
     High..................................     $  25.70   $  25.24    $  23.00   $  24.45
     Low...................................     $  20.95   $  18.45    $  17.75   $  20.00

Fiscal 2002
   Operating revenues......................     $ 28,545   $ 40,668    $ 44,133   $ 32,544
   Cost of operating revenues..............       22,935     30,586      32,580     26,862
   Earnings before income taxes............        1,590      5,763       6,849      1,178
   Net earnings............................        1,112      3,972       4,731        915
   Diluted net earnings per share..........     $   0.09   $   0.34    $   0.40   $   0.08
   Market price (NYSE)
     High..................................     $  18.86   $  21.60    $  25.85   $  24.10
     Low...................................     $  16.50   $  18.30    $  20.10   $  20.00

2003: Significant fourth-quarter adjustments aggregated an increase to pre-tax earnings of $660,000. The adjustments increasing pre-tax earnings included a LIFO inventory reserve adjustment of $660,000 and a reduction of general insurance expense liability of $510,000. The adjustments decreasing pre-tax earnings included an accrual of $250,000 for the environmental supplemental remediation plan and a $260,000 reduction in revenue for Irrigation Specialists based on a reconciliation of receivables.

2002: The Company had no significant fourth-quarter adjustments.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A - CONTROLS AND PROCEDURES

         Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-15 (e) and 15d-15 (e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2003.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2003 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2003. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the Proxy Statement. Information about Executive Officers is shown on page 6 and 7 of this filing.

         Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The Company believes it has complied with all section 16 filing requirements during the fiscal year ended August 31, 2003 except for late Form 4 Statement of Changes in Beneficial Ownership due September 5, 2002, filed September 25, 2002 for the following independent directors: Howard Buffett, Michael Christodolou, Larry Cunningham, Dave McIntosh and William Welsh; and Form 4 Statement of Changes in Beneficial Ownership due April 26, 2003, filed May 8, 2003 for the Company's Chief Executive Officer Richard Parod.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

         The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Accountants...........................................................      18
Consolidated Statements of Operations for the Years
      ended August 31, 2003, 2002 and 2001..................................................      19
Consolidated Balance Sheets at
      August 31, 2003 and 2002..............................................................      20
Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the years ended August 31, 2003, 2002 and 2001....................................      19
Consolidated Statements of Cash Flows for the Years
      ended August 31, 2003, 2002 and 2001..................................................      21

Notes to Consolidated Financial Statement...................................................     22-36

Valuation and Qualifying Accounts -
      Years ended August 31, 2003, 2002 and 2001............................................      43

         Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               a(3) EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

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

10(c)* Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003.

10(d) Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed July 15, 1988.

10(e) Lindsay Manufacturing Co. Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

10(f) Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

10(g) First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to
         Exhibit 10 (a) of Amendment No. 1 to the Company's Report on
         Form 10-Q for the fiscal quarter ended May 31, 2003.

                               a(3) EXHIBIT INDEX


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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

10(j)*   Lindsay Manufacturing Co. Management Incentive Plan (MIP) 2004 Plan
         Year

14* Code of Ethical Conduct for Principal Executive Officer and Senior Financial Officers

21*      Subsidiaries of the Company

23*      Consent of KPMG LLP

24(a)* The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2003 on behalf of certain directors.

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
         Section 1350.

---------------
* Filed herein.


(b)      Reports on Form 8-K.

         The registrant filed a Form 8-K under Item 7 to furnish a press release, issued, June 23, 2003, announcing the Company's results of operations for the quarter and nine months ended May 31, 2003.

         The registrant filed a Form 8-K under Item 5 to provide a press release issued on July 29, 2003 announcing an increase in the Company's quarterly cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2003.

                      LINDSAY MANUFACTURING CO.

                      By:    /s/ BRUCE C. KARSK
                             --------------------------------------------------
                      Name:  Bruce C. Karsk
                      Title: Executive Vice President, Chief Financial Officer,
                             Treasurer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of November, 2003.

/s/ RICHARD W. PAROD                 Director, President and Chief Executive
---------------------------------    Officer
Richard W. Parod

/s/ BRUCE C. KARSK                   Executive Vice President, Chief Financial
---------------------------------    Officer,
Bruce C. Karsk                       Treasurer and Secretary

/s/ THOMAS COSTANZA                  Corporate Controller
---------------------------------
Thomas Costanza

/s/ MICHAEL N. CHRISTODOLOU  (1)     Chairman of the Board of Directors
---------------------------------
Michael N. Christodolou

/s/ HOWARD G. BUFFET         (1)     Director
---------------------------------
Howard G. Buffet

/s/ LARRY H. CUNNINGHAM      (1)     Director
---------------------------------
Larry H. Cunningham

/s/ J.DAVID MCINTOSH         (1)     Director
---------------------------------
J. David McIntosh

/s/ MICHAEL C. NAHL          (1)     Director
---------------------------------
Michael C. Nahl

/s/ WILLIAM F. WELSH II      (1)     Director
---------------------------------
William F. Welsh II

(1) By: /s/ RICHARD W. PAROD
        -------------------------
        Richard W. Parod,
        Attorney-In-Fact

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                          ADDITIONS
                                                                          ---------
                                                      BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND      OTHER                      END
                 DESCRIPTION                          OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                 -----------                          ---------     --------     --------    ----------   ---------
Year ended August 31, 2003:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Reserve for guarantee losses(c)............      $ 344       $    77      $     -       $  95        $ 326
                                                        =====       =======      =======       =====        =====
     - Allowance for doubtful accounts............      $ 492       $   275      $     -       $ 100(a)     $ 667
                                                        =====       =======      =======       =====        =====
     - Allowance for inventory obsolescence.......      $ 359       $   206      $     8       $  57(b)     $ 516
                                                        =====       =======      =======       =====        =====
Year ended August 31, 2002:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Reserve for guarantee losses(c)............      $   -       $     -      $   344           -        $ 344
                                                        =====       =======      =======       =====        =====
     - Allowance for doubtful accounts............      $ 577       $   348      $  (344)      $  89(a)     $ 492
                                                        =====       =======      =======       =====        =====
     - Allowance for inventory obsolescence.......      $ 629       $  (204)     $     -       $  66(b)     $ 359
                                                        =====       =======      =======       =====        =====
Year ended August 31, 2001:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Allowance for doubtful accounts............      $ 445       $   180      $    45       $  93(a)     $ 577
                                                        =====       =======      =======       =====        =====
     - Allowance for inventory obsolescence.......      $ 631       $    65      $     -       $  67(b)     $ 629
                                                        =====       =======      =======       =====        =====

Notes:

(a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)      Deductions consist of obsolete items sold or scrapped.

(c)      Represents estimated losses on financing guarantees.

See accompanying independent auditors' report.