Form 10-Q
period 2003-11-30
LINDSAY MANUFACTURING CO
filed 2004-01-14
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

As of January 9, 2004, 11,756,188 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I -- FINANCIAL INFORMATION

       ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 2003 and 2002,
           and August 31, 2003                                                                       3

           Consolidated Statements of Operations for the three-months
           ended November 30, 2003 and 2002                                                          4

           Consolidated Statements of Cash Flows for the three-months
           ended November 30, 2003 and 2002                                                          5

           Notes to Consolidated Financial Statements                                              6-12


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       13-16

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                  17

       ITEM 4 -- CONTROLS AND PROCEDURES                                                            17

PART II -- OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   18

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                    18


SIGNATURE                                                                                           19

PART I -- FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2003 AND 2002 AND AUGUST 31, 2003

                                                                               (UNAUDITED)     (UNAUDITED)
                                                                                NOVEMBER         NOVEMBER        AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                               2003            2002            2003
-----------------------------------                                               ----            ----            ----
ASSETS
Current assets:
  Cash and cash equivalents...............................................   $      6,263    $      3,906    $     15,368
  Marketable securities...................................................          5,730          15,279           8,770
  Receivables.............................................................         29,691          28,589          22,970
  Inventories.............................................................         21,728          18,736          20,019
  Deferred income taxes...................................................          2,398           1,686           2,301
  Other current assets....................................................          1,538           1,175           1,010
                                                                             ------------    ------------    ------------
  Total current assets....................................................         67,348          69,371          70,438

Long-term marketable securities...........................................         43,971          27,333          38,674
Property, plant and equipment, net........................................         14,157          14,453          13,889
Other noncurrent assets...................................................          8,259           7,905           8,219
                                                                             ------------    ------------    ------------
Total assets..............................................................   $    133,735    $    119,062    $    131,220
                                                                             ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................   $     10,172    $      9,822    $      8,228
  Other current liabilities...............................................         15,020          13,917          16,053
                                                                             ------------    ------------    ------------
  Total current liabilities...............................................         25,192          23,739          24,281

Pension benefits liability................................................          2,315           1,688           2,315
Other noncurrent liabilities..............................................            632             420             333
                                                                             ------------    ------------    ------------
Total liabilities.........................................................         28,139          25,847          26,929
                                                                             ------------    ------------    ------------

Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
    authorized, no shares issued and outstanding)                                       -               -               -
  Common stock, ($1 par value, 25,000,000 shares
    authorized, 17,475,748, 17,452,621 and 17,459,561 shares
    issued in November 2003 and 2002, and August 2003, respectively)......         17,476          17,453          17,460
  Capital in excess of stated value.......................................          2,574           2,454           2,484
  Retained earnings.......................................................        174,840         164,047         174,333
  Less treasury stock, (at cost, 5,724,069 shares)........................        (89,898)        (89,898)        (89,898)
  Accumulated other comprehensive gain (loss).............................            604            (841)            (88)
                                                                             ------------    ------------    ------------
Total shareholders' equity................................................        105,596          93,215         104,291
                                                                             ------------    ------------    ------------
Total liabilities and shareholders' equity................................   $    133,735    $    119,062    $    131,220
                                                                             ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                             ----------------------------

                                                               NOVEMBER       NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2003           2002
----------------------------------------                         ----           ----
Operating revenues.........................................  $     36,513   $     33,462
Cost of operating revenues.................................        29,159         26,451
                                                             ------------   ------------
Gross profit...............................................         7,354          7,011
                                                             ------------   ------------

Operating expenses:
  Selling expense..........................................         2,867          2,640
  General and administrative expense.......................         2,993          2,578
  Engineering and research expense.........................           760            598
                                                             ------------   ------------
Total operating expenses...................................         6,620          5,816
                                                             ------------   ------------

Operating income...........................................           734          1,195

Interest income, net.......................................           424            423
Other income, net..........................................           449             96
                                                             ------------   ------------

Earnings before income taxes...............................         1,607          1,714

Income tax provision.......................................           514            521
                                                             ------------   ------------

Net earnings...............................................  $      1,093   $      1,193
                                                             ============   ============


Basic net earnings per share...............................  $       0.09   $       0.10
                                                             ============   ============

Diluted net earnings per share.............................  $       0.09   $       0.10
                                                             ============   ============


Average shares outstanding.................................        11,741         11,713
Diluted effect of stock options............................           224            217
                                                             ------------   ------------
Average shares outstanding assuming dilution...............        11,965         11,930
                                                             ============   ============


Cash dividends per share...................................  $      0.050   $      0.035
                                                             ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                   NOVEMBER        NOVEMBER
($ IN THOUSANDS)                                                                     2003            2002
----------------                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings...............................................................   $      1,093    $      1,193
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization...........................................            774             871
      Amortization of marketable securities premiums (discounts), net.........             40             (43)
      Loss on sale of property, plant and equipment...........................              8               -
      Provision for uncollectible accounts receivable.........................            (60)            (60)
      Equity in net (earnings) loss of equity method investments..............              7            (178)
      Deferred income taxes...................................................           (135)           (225)
      Other, net..............................................................            (27)            264
   Changes in assets and liabilities:
      Receivables.............................................................         (6,214)         (5,264)
      Inventories.............................................................         (1,186)         (3,153)
      Other current assets....................................................           (564)           (393)
      Accounts payable........................................................          1,080           3,754
      Other current liabilities...............................................           (935)           (867)
      Current taxes payable...................................................           (201)          1,144
      Other noncurrent assets and liabilities.................................            559            (509)
                                                                                 ------------    ------------
   Net cash used in operating activities......................................         (5,761)         (3,466)
                                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment.................................           (721)           (784)
   Proceeds from sale of property, plant and equipment........................             11               -
   Purchases of marketable securities held to maturity........................         (2,982)         (4,324)
   Proceeds from maturities of marketable securities held to maturity.........          2,785             460
   Purchases of marketable securities available for sale......................         (3,288)              -
   Proceeds from maturities of marketable securities available for sale.......          1,315               -
                                                                                 ------------    ------------
   Net cash used in investing activities......................................         (2,880)         (4,648)
                                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan.............            110               5
   Dividends paid.............................................................           (586)           (410)
                                                                                 ------------    ------------
   Net cash used in financing activities......................................           (476)           (405)
                                                                                 ------------    ------------

   Effect of exchange rate changes on cash....................................             12               -
   Net decrease in cash and cash equivalents..................................         (9,105)         (8,519)
   Cash and cash equivalents, beginning of period.............................         15,368          12,425
                                                                                 ------------    ------------
   Cash and cash equivalents, end of period...................................   $      6,263    $      3,906
                                                                                 ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Manufacturing Co.'s (the "Company") annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K for the fiscal year ended August 31, 2003.

         In the opinion of management, the consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected by the Company for a full year. Certain reclassifications have been made to prior financial statements and notes to conform to the current presentation.

         Notes to the consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated by management in the preparation of the consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

(2) STOCK BASED COMPENSATION

The Company maintains a stock option plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Net income does not reflect stock-based employee compensation cost as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                         NOVEMBER     NOVEMBER
$ IN THOUSANDS                                                             2003         2002
--------------
Net earnings, as reported..........................................     $    1,093   $    1,193

Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects......................................            323          263
                                                                        ----------   ----------
Proforma net earnings..............................................     $      770   $      930
                                                                        ==========   ==========

Earnings per share:
   Basic-as reported...............................................     $     0.09   $     0.10
   Basic-pro forma.................................................     $     0.07   $     0.08

   Diluted-as reported.............................................     $     0.09   $     0.10
   Diluted-pro forma...............................................     $     0.06   $     0.08

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM MARKETABLE SECURITIES

The Company considers all investment securities with original maturities of three-months or less to be cash equivalents. Marketable securities having original maturities of one year or less, but more than three months, are classified as current assets. Investment securities with maturities of more than one year are classified as long-term marketable securities. At November 30, 2003, most of the Company's cash equivalents were money market accounts with a single financial institution. Marketable securities and long-term marketable securities consisted of investment-grade municipal bonds. Investment securities are further classified as either held-to-maturity or available-for-sale. Investment securities are classified as held-to-maturity when the Company has both the ability and intent to hold such securities to their scheduled maturity dates. All other investment securities are classified as available-for-sale. The Company has not designated any of its investment securities as trading securities.

         Held-to-maturity securities (including all cash equivalents) are carried at amortized cost. Available-for-sale securities are carried at fair value and any unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. The Company recorded no impairment losses for other-than-temporary declines in the fair value of investment securities for the three months ended November 30, 2003 or 2002. The amortized cost and fair value of the Company's investment securities classified as held-to-maturity or available-for-sale are summarized as follows:


$ IN THOUSANDS
--------------

HELD-TO-MATURITY SECURITIES
                                                                         GROSS        GROSS
                                                          AMORTIZED    UNREALIZED   UNREALIZED
                                                            COST         GAINS        LOSSES      FAIR VALUE
                                                            ----         -----        ------      ----------
  As of November 30, 2003:
  Due within one year.................................   $    5,730   $       61    $       (1)   $    5,790
  Due after one year through five years...............       31,578          479           (34)       32,023
                                                         ----------   ----------    ----------    ----------
                                                         $   37,308   $      540    $      (35)   $   37,813
                                                         ==========   ==========    ==========    ==========

  As of November 30, 2002:
  Due within one year.................................   $   15,279   $      129    $        -    $   15,408
  Due after one year through five years...............       27,333          283           (72)       27,544
                                                         ----------   ----------    ----------    ----------
                                                         $   42,612   $      412    $      (72)   $   42,952
                                                         ==========   ==========    ==========    ==========

  As of August 31, 2003:
  Due within one year.................................   $    7,453   $       54    $       (2)   $    7,505
  Due after one year through five years...............       29,661          422           (95)       29,988
                                                         ----------   ----------    ----------    ----------
                                                         $   37,114   $      476    $      (97)   $   37,493
                                                         ==========   ==========    ==========    ==========

AVAILABLE-FOR SALE SECURITIES
  As of November 30, 2003:
  Due within one year.................................   $        -   $        -    $        -    $        -
  Due after one year through five years...............       12,354           74           (35)       12,393
                                                         ----------   ----------    ----------    ----------
                                                         $   12,354   $       74    $      (35)   $   12,393
                                                         ==========   ==========    ==========    ==========

  As of November 30, 2002:
  Due within one year.................................   $        -   $        -    $        -    $        -
  Due after one year through five years...............            -            -             -             -
                                                         ----------   ----------    ----------    ----------
                                                         $        -   $        -    $        -    $        -
                                                         ==========   ==========    ==========    ==========

  As of August 31, 2003:
  Due within one year.................................   $    1,325   $        -    $       (8)   $    1,317
  Due after one year through five years...............        9,092            -           (79)        9,013
                                                         ----------   ----------    ----------    ----------
                                                         $   10,417   $        -    $      (87)   $   10,330
                                                         ==========   ==========    ==========    ==========

(4) INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for the Company's Lindsay, Nebraska inventory. Cost is determined by the weighted average method for inventories at the Company's other operating locations in Washington State, France, Brazil, and South Africa. At all locations, the Company establishes reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.


                                        NOVEMBER      NOVEMBER       AUGUST
$ IN THOUSANDS                            2003          2002          2003
---------------                           ----          ----          ----
First-in, first-out (FIFO) inventory.. $   16,423    $   17,497    $   15,821
LIFO reserves.........................     (2,494)       (3,153)       (2,494)
                                       ----------    ----------    ----------
LIFO inventory........................     13,929        14,344        13,327
Weighted average inventory............      8,315         4,801         7,258
Obsolescence reserve..................       (516)         (409)         (566)
                                       ----------    ----------    ----------
Total inventories..................... $   21,728    $   18,736    $   20,019
                                       ==========    ==========    ==========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          NOVEMBER      NOVEMBER       AUGUST
                                            2003          2002          2003
                                            ----          ----          ----
Raw materials.........................       20%           10%           18%
Work in process.......................       10%            4%            5%
Finished goods and purchased parts....       70%           86%           77%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                   NOVEMBER      NOVEMBER       AUGUST
$ IN THOUSANDS                                       2003          2002          2003
--------------                                       ----          ----          ----
Property, plant and equipment:
     Land....................................     $      336    $      336    $      336
     Buildings...............................          9,393         9,074         9,319
     Equipment...............................         37,548        35,775        36,957
     Other...................................          3,076         2,988         2,654
                                                  ----------    ----------    ----------
Total property, plant and equipment..........         50,353        48,173        49,266
Accumulated depreciation and amortization....        (36,196)      (33,720)      (35,377)
                                                  ----------    ----------    ----------
Property, plant and equipment, net...........     $   14,157    $   14,453    $   13,889
                                                  ==========    ==========    ==========

(6) CREDIT ARRANGEMENTS

The Company has an unsecured revolving line of credit with a commercial bank under which it can borrow up to $10 million through January 31, 2004. Proceeds from this line of credit, if any, may be used for working capital and general corporate purposes, including stock repurchases. There have been no borrowings made under the revolving line of credit. Borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.00% at November 30, 2003). The Base Rate will not be less than 4.00%. The Company expects to renew this line of credit on substantially similar terms at the expiration of its term.

(7) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options which have an exercise price below the market price of the Company's common shares during the period.

         The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding than the average market price of the Company's common shares during the period, as set forth in the following table:


                       11/30/03                                           11/30/02
      -------------------------------------------------   -------------------------------------------------
                   WEIGHTED AVERAGE                                   WEIGHTED AVERAGE
         SHARES         PRICE             EXPIRE            SHARES          PRICE            EXPIRE
         ------         -----             ------            ------          -----            ------



        148,250         $25.84        November, 2007-       203,562         $25.97       September, 2007-
        =======         ======          May, 2012           =======         ======          May, 2012





(8)  INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

         IRRIGATION: This segment includes the manufacture and marketing of center pivot, lateral move, hose reel irrigation systems, and related control and ancillary equipment.

         DIVERSIFIED PRODUCTS: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A to the financial statements included in the Form 10-K for the fiscal year ended August 31, 2003. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income. Operating income for segment reporting purposes includes selling expenses and other overhead charges directly attributable to the segment but does not include unallocated general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses and net income taxes. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to identify assets by reportable segment. Similarly, other segment reporting proscribed by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company's management. The Company has no single major customer representing 10% or more of its total revenues for any period reported.

Summarized financial information concerning the Company's reportable segments is shown in the following table:



                                                          FOR THE THREE MONTHS ENDED
                                                          --------------------------
                                                           NOVEMBER      NOVEMBER
$ IN THOUSANDS                                               2003          2002
--------------                                             -------       -------
Operating revenues:
   Irrigation..................................            $33,970       $30,631
   Diversified products........................              2,543         2,831
                                                           -------       -------
Total operating revenues                                    36,513        33,462
                                                           =======       =======

Operating income:
   Irrigation..................................              4,240         4,080
   Diversified products........................                247           291
                                                           -------       -------
Segment operating income                                     4,487         4,371

Unallocated general & administrative and
   engineering & research expenses.............              3,753         3,176
Interest and other income, net.................                873           519
                                                           -------       -------
Earnings before income taxes...................            $ 1,607       $ 1,714
                                                           =======       =======


 (9) OTHER NONCURRENT ASSETS


                                                        NOVEMBER        NOVEMBER         AUGUST
$ IN THOUSANDS                                            2003            2002            2003
---------------                                           ----            ----            ----
Cash surrender value of life insurance policies ..       $1,836          $1,723          $1,813
Deferred income taxes ............................        1,637           1,112           1,599
Equity method investments ........................        1,430           1,489           1,437
Goodwill, net ....................................        1,194           1,130           1,174
Split dollar life insurance ......................          914             894             913
Intangible pension assets ........................          442             511             442
Other intangibles, net ...........................          532             686             574
Other ............................................          274             360             267
                                                         ------          ------          ------
Total noncurrent assets ..........................       $8,259          $7,905          $8,219
                                                         ======          ======          ======


Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these assets at August 31, 2003 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these assets was $42,000 and $17,000 for the three-months ended November 30, 2003 and 2002, respectively. The following table summarizes the Company's other intangible assets:


                                    NOVEMBER        NOVEMBER         AUGUST
$ IN THOUSANDS                        2003            2002            2003
---------------                       ----            ----            ----
Non-compete agreements ......        $ 358           $ 358           $ 358
Tradenames ..................          147             163             147
Patent ......................          100             100             100
Plans and specifications ....           77              77              77
Other .......................           30              30              30
Accumulated amortization ....         (180)            (42)           (138)
                                     -----           -----           -----
Total other intangible, net..        $ 532           $ 686           $ 574
                                     =====           =====           =====

 (10) COMPREHENSIVE INCOME

The accumulated other comprehensive gain or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:


                                          FOR THE THREE MONTHS ENDED
                                          --------------------------
$ IN THOUSANDS                             NOVEMBER       NOVEMBER
--------------                               2003           2002
                                             ----           ----
Comprehensive Income:
   Net earnings ....................       $1,093          $1,193
 Other comprehensive income:
   Unrealized gains on securities ..          126               -
   Foreign currency translation ....          566              73
                                           ------          ------
Total comprehensive income .........       $1,785          $1,266
                                           ======          ======




(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company holds a minority equity investment, and warranties of the Company's products.

          The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:


                                                             NOVEMBER
$ IN THOUSANDS                                                 2003
--------------                                                 ----
Guarantees for customer equipment financing .........        $3,900
Guarantees on third party debt of equity investment..           700
Product warranties ..................................           N/A
                                                             ------
Total guarantees ....................................        $4,600
                                                             ======



Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (the "Interpretation"). The Interpretation requires the guarantor to recognize a liability for the estimated value of such guarantee.

CUSTOMER EQUIPMENT FINANCING
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $78,000 for the three-months ended November 30, 2003 classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $302,000, also classified with other current liabilities, for estimated losses on such guarantees.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.7 million as of November 30, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the original loan amount financed or the total equipment cost related to a lease.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of existing specific guarantees is approximately $2.2 million at November 30, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

         All of the Company's customer equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT
The Company has guaranteed three bank loans and a standby letter of credit of an irrigation business in which the Company holds a minority equity investment. The bank loan guarantees continue until the loan principal, including accrued interest and fees have been paid in full. The bank loans mature in July 2004, December 2006, and February 2007. The standby letter of credit expires in December 2003. As of November 30, 2003, the maximum amount associated with the guarantees and letter of credit was approximately $700,000. The majority owner of the business provides a separate personal guarantee of the bank loans.

PRODUCT WARRANTIES
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified items based primarily on historical experience of actual warranty claims. This reserve is classified with other current liabilities. The following table provides the changes in the Company's product warranties:



                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                               NOVEMBER        NOVEMBER
$ IN THOUSANDS                                                  2003             2002
--------------                                                  ----             ----
Product warranty accrual balance, September 1 ......          $ 1,152           $ 1,266
Liabilities accrued for warranties
during the period ..................................              425               393
Warranty claims paid during the period .............             (434)             (385)
                                                              -------           -------
Product warranty accrual balance, November 30 ......          $ 1,143           $ 1,274
                                                              =======           =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled "Fiscal 2004 Outlook" should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section in the Company's annual report on Form 10-K for the year ended August 31, 2003. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ACCOUNTING POLICIES

In preparing the Company's financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company's historical experience.

         The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. These critical accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the three-months ended November 30, 2003.

RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months ended November 30, 2003 compared to three-months ended November 30, 2002. It should be read together with the industry segment information in Note 8 to the financial statements:



                                        FOR THE THREE MONTHS ENDED
                                        --------------------------
                                                                            PERCENT
                                        NOVEMBER         NOVEMBER          INCREASE
($ IN THOUSANDS)                         2003              2002           (DECREASE)
----------------                         ----              ----           ----------
Consolidated
   Operating revenues .......          $36,513           $33,426             9.1%
   Cost of operating revenues          $29,159           $26,451            10.2
   Gross profit ............           $ 7,354           $ 7,011             4.9
   Gross margin .............             20.1%             21.0%
   Operating Expenses .......          $ 6,620           $ 5,816            13.8
   Operating income .........          $   734           $ 1,195           (38.6)
   Operating margin .........              2.0%              3.6%
   Interest income, net .....          $   424           $   423            (0.2)
   Other income, net .......           $   449           $    96           367.7
   Income tax provision .....          $   514           $   521            (1.3)
   Effective income tax
   rate......................             32.0%             30.4%
   Net earnings .............          $ 1,093           $ 1,193            (8.4)
Irrigation Equipment Segment
   Operating revenues .......          $33,970           $30,631            10.9
   Operating income .........          $ 4,240           $ 4,080             3.9
   Operating margin .........             12.5%             13.3%
Diversified Products Segment
   Operating revenues ......           $ 2,543           $ 2,831           (10.2)
   Operating income .........          $   247           $   291           (15.1)
   Operating margin .........              9.7%             10.3%



REVENUES

Operating revenues for the three-months ended November 30, 2003 increased by $3.1 million or 9% over the same prior year period. This increase was primarily attributable to improved domestic irrigation equipment revenues, which increased by $3.0 million or 14% over the same prior year period. Revenues remained strong in most of the Midwest market and improved in the Northwest market, after a downturn last year. Our domestic irrigation revenues are influenced by current and anticipated levels of net cash farm income. Conditions have been generally favorable in many of the Company's domestic markets due to stable or increasing prices for many farm commodities (including corn, wheat, soybeans and cotton) and anticipated strength in these commodities based on projected ending stock levels. Other factors, such as continued low interest rates, additional first-year depreciation for capital investments, and stable land values also contributed to increased revenues from domestic irrigation sales.

         International irrigation equipment revenues for the three-months ended November 30, 2003 increased by $296,000 or 3% compared to the same prior year period. These revenues include both the export sales of equipment manufactured in the United States and the sales of the Company's manufacturing operations in France, Brazil and South Africa. Revenues from these foreign operations increased $1.5 million or 41% over the same prior year period. Approximately 50% of the increase in revenues from foreign operations reflects the strengthening of the Euro, Brazilian Real, and the South African Rand against the U.S. dollar. The increase in revenues from the Company's foreign operations was partially offset by a $1.0 million decrease in revenues from export sales. This decrease was largely due to lower sales in the Middle East region because of the war in Iraq and general political unrest in the region. In total, international irrigation revenues for the three-months ended November 30, 2003, equaled 26.4% of total revenues, compared to 27.9% of revenues in the same prior year period.

         Diversified manufacturing revenues for the three-months ended November 30, 2003 decreased $288,000 or 10% compared to the same prior year period. Revenues in this segment depend to a large degree on orders from a relatively small number of customers. During the quarter, one particular customer delayed shipments that had been originally scheduled for delivery during the three-months ended November 30, 2003, accounting for most of the decrease in revenues in this segment compared to the same prior year period.

GROSS MARGIN

The Company's gross margin decreased to 20.1% in the three-months ended November 30, 2003 from 21.0% for the same prior year period. Margins were lower due to the mix of center pivot sales in the United States and due to higher steel costs. Gross margin was also reduced by a shift in the revenue mix between domestic sales and international sales. Revenues from the Company's foreign operations, which currently have lower gross margins than its U.S. operations, increased to 14% of total sales for the quarter compared with 11% of sales in the same prior year period. The Company's gross margins for the quarter ended November 30 are typically lower than the full year gross margins due to seasonal promotional and pricing programs.

OPERATING MARGIN

The Company's operating margin decreased to 2.0%, during the three-months ended November 30, 2003, from 3.6% for the same prior year period. This decrease is a direct result of an $804,000 (14%) increase in the Company's operating expenses during three months ended November 30, 2003. This increase reflects a $415,000 (16%) increase in general and administrative expenses and a $227,000 (9%) increase in selling expenses compared to the prior period. Higher health insurance costs and the operation of the Company's South African facility for a full quarter in 2003 were major contributors to these cost increases. In addition, engineering and research expense increased by $162,000 (27%) reflecting higher investments by the Company in new product development. The Company expects its operating margins to improve for the remainder of fiscal 2004 as it leverages operating expenses over higher sales volumes.

INTEREST INCOME, OTHER INCOME AND TAXES

Interest income during the three-months ended November 30, 2003 of $424,000 was comparable to the same prior year period.

         Other income during the three-months ended November 30, 2003 increased by $353,000 over the same prior year period, primarily reflecting higher foreign currency transaction gains associated with the strengthening of the EURO and South African Rand against the U.S. dollar.

         The effective tax rate during the three-months ended November 30, 2003 was 32.0% compared to 30.4% for the same prior year period. The increased effective tax rate reflects a combination of higher statutory tax rates applicable to the Company and the lower mix of tax-exempt interest income to total earnings before income taxes. The Company benefits from an effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt status of interest income from its municipal bond investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations. Cash flows used in operations totaled $5.7 million in three-months ended November 30, 2003 compared to $3.5 million during the same prior year period.

         Cash flows used in investing activities of $2.9 million for the three-months ended November 30, 2003 compared to $4.7 million for the same prior year period. The cash flows used in investing activities were primarily attributable to purchases of marketable securities and capital expenditures, partially offset by proceeds from the maturity of marketable securities. Capital expenditures were $743,000 during the three-months ended November 30, 2003 compared to $784,000 during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment and further automating the Company's facilities. Capital expenditures for fiscal 2004 are expected to be approximately $3.0 to $4.0 million and will be used to improve the Company's facilities, expand its manufacturing capabilities, and increase productivity. The Company may also use cash to finance business acquisitions and stock repurchases from time to time.

         The Company has an unsecured revolving line of credit with a commercial bank under which it can borrow up to $10 million through January 31, 2004. Proceeds from this line of credit, if any, may be used for working capital and general corporate purposes, including stock repurchases. There have been no borrowings made under the revolving line of credit. Borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.00% at November 30, 2003). The Base Rate will not be less than 4.00%. The Company expects to renew this line of credit on substantially similar terms at the expiration of its term.

         The Company's cash and marketable securities totaled $56.0 million at November 30, 2003, $62.8 million at August 31, 2003 and $46.5 million at November 30, 2002. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

         The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank line of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs.

FISCAL 2004 OUTLOOK

In total, for fiscal 2004, management continues to anticipate low double-digit growth in net earnings on revenue growth of approximately 8 to 10 percent, excluding acquisitions. Management anticipates strong sales in U.S. markets. The Company's sales order backlog is excellent and market conditions remain relatively solid. Management expects to continue to grow sales through its new foreign operations and to improve export sales. Management views the international markets as its most significant opportunity to improve sales margins for the current and future fiscal years.

         Management believes it has actions in place to improve margins, reduce inventories and control expenses in fiscal 2004. While price increases in steel and natural gas will continue to present challenges during fiscal 2004, management expects to be able to pass much of these cost increases through to its customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The Company will adopt FIN 46 and FIN 46R during fiscal 2004 and is currently evaluating the potential impact of adopting this standard on the Company's financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the implementation of certain components of SFAS No. 150 was deferred. The adoption of this standard did not have an effect on the Company's financial position or net income.

         In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on the Company's financial statements.

         In November 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on the Company's financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities for two reasons. First, the average maturity of these securities is relatively short and this makes the value of these securities less susceptible to interest rate fluctuations. Second, most of the securities held by the Company are classified as "held to maturity" marketable securities because the Company intends, and has the ability, to hold these securities until they are paid off at face value at maturity. Since the Company does not anticipate selling these securities, the fluctuations in the market value of these securities does not affect the Company's earnings or assets.

         The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company has sold products in over 90 countries throughout the world and purchases a portion of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. The Company's most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar.

ITEM 4 -- CONTROLS AND PROCEDURES

         Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2003 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. These include a consent decree that the Company entered in 1992 with the U.S. Environmental Protection Agency concerning groundwater contamination at its Lindsay, Nebraska facility, which is included as an EPA superfund site. Management does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

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

         31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

         32(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

         On October 17, 2003, the Company furnished a report on Form 8-K reporting its results of operations for the year ended August 31, 2003 under
Item 12, Results of Operations and Financial Condition.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January 2004.

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