Form 10-Q
period 2004-02-29
LINDSAY MANUFACTURING CO
filed 2004-04-02
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____to

                         Commission File Number 1-13419

                            LINDSAY MANUFACTURING CO.
                            ------------------------
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

As of March 31, 2004, 11,757,810 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                  Page No.
                                                                                  --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 29, 2004, February 28, 2003,
           and August 31, 2003                                                       3

           Consolidated Statements of Operations for the three-months and
           six-months ended February 29, 2004 and February 28, 2003                  4

           Consolidated Statements of Cash Flows for the six-months
           ended February 29, 2004 and February 28, 2003                             5

           Notes to Consolidated Financial Statements                              6-12

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                       13-16

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                  17

       ITEM 4 - CONTROLS AND PROCEDURES                                             17

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                   19

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURE                                                                           21

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            FEBRUARY 29, 2004, FEBRUARY 28, 2003 AND AUGUST 31, 2003

                                                                           (UNAUDITED)    (UNAUDITED)
                                                                            FEBRUARY       FEBRUARY        AUGUST
                   ($ IN THOUSANDS, EXCEPT PAR VALUES)                        2004           2003           2003
----------------------------------------------------------------------     ----------     ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents...........................................     $    1,724     $    5,431     $   15,368
  Marketable securities...............................................         11,733          7,971          8,770
  Receivables.........................................................         39,761         36,657         22,970
  Inventories.........................................................         24,829         24,315         20,019
  Deferred income taxes...............................................          2,496          1,212          2,301
  Other current assets................................................          1,932            944          1,010
                                                                           ----------     ----------     ----------
  Total current assets................................................         82,475         76,530         70,438

Long-term marketable securities.......................................         36,813         27,813         38,674
Property, plant and equipment, net....................................         14,348         14,270         13,889
Other noncurrent assets...............................................          8,296          8,319          8,219
                                                                           ----------     ----------     ----------
Total assets..........................................................     $  141,932     $  126,932     $  131,220
                                                                           ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................     $   12,863     $   12,900     $    8,228
  Other current liabilities...........................................         18,251         13,946         16,053
                                                                           ----------     ----------     ----------
  Total current liabilities...........................................         31,114         26,846         24,281

Pension benefits liability............................................          2,315          1,688          2,315
Other noncurrent liabilities..........................................            163            426            333
                                                                           ----------     ----------     ----------
Total liabilities.....................................................         33,592         28,960         26,929
                                                                           ----------     ----------     ----------
Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
   authorized, no shares issued and outstanding)......................              -              -              -
  Common stock, ($1 par value, 25,000,000 shares authorized,
   17,481,879, 17,458,052 and 17,459,561 shares issued in
   February 2004 and 2003, and August 2003, respectively).............         17,482         17,458         17,460
  Capital in excess of stated value...................................          2,620          2,467          2,484
  Retained earnings...................................................        177,754        168,589        174,333
  Less treasury stock (at cost, 5,724,069 shares).....................        (89,898)       (89,898)       (89,898)
  Accumulated other comprehensive gain (loss).........................            382           (644)           (88)
                                                                           ----------     ----------     ----------
Total shareholders' equity............................................        108,340         97,972        104,291
                                                                           ----------     ----------     ----------
Total liabilities and shareholders' equity............................     $  141,932     $  126,932     $  131,220
                                                                           ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE-MONTHS AND SIX-MONTHS ENDED FEBRUARY 29, 2004
                             AND FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           ---------------------     ---------------------
                                                                           FEBRUARY     FEBRUARY     FEBRUARY     FEBRUARY
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      2004         2003         2004         2003
----------------------------------------------------------------------     --------     --------     --------     --------
Operating revenues....................................................     $ 51,475     $ 48,127     $ 87,988     $ 81,589
Cost of operating revenues............................................       39,865       35,865       69,024       62,316
                                                                           --------     --------     --------     --------
Gross profit..........................................................       11,610       12,262       18,964       19,273
                                                                           --------     --------     --------     --------

Operating expenses:
  Selling expense.....................................................        2,891        2,459        5,758        5,099
  General and administrative expense..................................        3,279        2,693        6,272        5,271
  Engineering and research expense....................................          676          634        1,436        1,232
                                                                           --------     --------     --------     --------
Total operating expenses..............................................        6,846        5,786       13,466       11,602
                                                                           --------     --------     --------     --------

Operating income......................................................        4,764        6,476        5,498        7,671

Interest income, net..................................................          361          390          785          813
Other income, net.....................................................           41          242          490          338
                                                                           --------     --------     --------     --------

Earnings before income taxes..........................................        5,166        7,108        6,773        8,822

Income tax provision..................................................        1,663        2,156        2,177        2,677
                                                                           --------     --------     --------     --------

Net earnings..........................................................     $  3,503     $  4,952     $  4,596     $  6,145
                                                                           ========     ========     ========     ========

Basic net earnings per share..........................................     $   0.30     $   0.42     $   0.39     $   0.52
                                                                           ========     ========     ========     ========

Diluted net earnings per share........................................     $   0.29     $   0.42     $   0.38     $   0.52
                                                                           ========     ========     ========     ========

Average shares outstanding............................................       11,756       11,733       11,749       11,723
Diluted effect of stock options.......................................          210          158          217          188
                                                                           --------     --------     --------     --------
Average shares outstanding assuming dilution..........................       11,966       11,891       11,966       11,911
                                                                           ========     ========     ========     ========

Cash dividends per share..............................................     $  0.050     $  0.035     $  0.100     $  0.070
                                                                           ========     ========     ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX-MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                                 FEBRUARY        FEBRUARY
                             ($ IN THOUSANDS)                                      2004            2003
---------------------------------------------------------------------------     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings............................................................     $    4,596      $    6,145
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization........................................          1,506           1,759
      Amortization of marketable securities premiums (discounts), net .....             81             (97)
      Loss on sale of property, plant and equipment........................              6               -
      Provision for uncollectible accounts receivable......................            129             141
      Equity in net (earnings) loss of equity method investments ..........            196            (157)
      Deferred income taxes................................................           (150)            218
      Other, net...........................................................            (52)            (70)
   Changes in assets and liabilities:
      Receivables..........................................................        (16,715)        (13,413)
      Inventories..........................................................         (4,869)         (8,732)
      Other current assets.................................................           (969)           (162)
      Accounts payable.....................................................          4,603           6,832
      Other current liabilities............................................            685          (1,105)
      Current taxes payable................................................          1,287           1,411
      Other noncurrent assets and liabilities .............................             40            (428)
                                                                                ----------      ----------
   Net cash used in operating activities...................................         (9,626)         (7,658)
                                                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment..............................         (2,047)         (1,553)
   Proceeds from sale of property, plant and equipment.....................             11              52
   Purchases of marketable securities held to maturity.....................         (2,982)         (6,135)
   Proceeds from maturities of marketable securities held to maturity......          4,496           9,153
   Purchases of marketable securities available for sale...................         (3,790)              -
   Proceeds from maturities of marketable securities available for sale ...          1,315               -
                                                                                ----------      ----------
   Net cash (used in) provided by investing activities.....................         (2,997)          1,517
                                                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan..........            164              23
   Dividends paid..........................................................         (1,175)           (821)
                                                                                ----------      ----------
   Net cash used in financing activities...................................         (1,011)           (798)
                                                                                ----------      ----------

   Effect of exchange rate changes on cash.................................            (10)            (55)
                                                                                ----------      ----------
   Net decrease in cash and cash equivalents...............................        (13,644)         (6,994)
   Cash and cash equivalents, beginning of period..........................         15,368          12,425
                                                                                ----------      ----------

   Cash and cash equivalents, end of period................................     $    1,724      $    5,431
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

(2) STOCK BASED COMPENSATION

The Company maintains a stock option plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees". Net earnings does not reflect stock-based employee compensation cost as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                           FOR THE THREE-MONTHS ENDED    FOR THE SIX-MONTHS ENDED
                                                                           -------------------------     -------------------------
                                                                            FEBRUARY       FEBRUARY       FEBRUARY       FEBRUARY
                         $ IN THOUSANDS                                       2004           2003           2004           2003
---------------------------------------------------------------------      ----------     ----------     ----------     ----------
Net earnings, as reported.............................................     $    3,503     $    4,952     $    4,596     $    6,145

Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects.........................................            305            279            628            558
                                                                           ----------     ----------     ----------     ----------
Proforma net earnings.................................................          3,198          4,673          3,968          5,587
                                                                           ==========     ==========     ==========     ==========
Earnings per share:
      Basic-as reported...............................................     $     0.30     $     0.42     $     0.39     $     0.52
      Basic-pro forma.................................................     $     0.27     $     0.40     $     0.34     $     0.48

      Diluted-as reported.............................................     $     0.29     $     0.42     $     0.38     $     0.52
      Diluted-pro forma...............................................     $     0.27     $     0.39     $     0.33     $     0.47

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

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

         Held-to-maturity securities (including all cash equivalents) are carried at amortized cost. Available-for-sale securities are carried at fair value and any unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. The Company recorded no impairment losses for other-than-temporary declines in the fair value of investment securities for the three-months and six months ended February 29, 2004 or February 28, 2003. The amortized cost and fair value of the Company's investment securities classified as held-to-maturity or available-for-sale are summarized as follows:

                                                                                            GROSS           GROSS
                                                                            AMORTIZED     UNREALIZED      UNREALIZED
                            $ IN THOUSANDS                                    COST          GAINS           LOSSES        FAIR VALUE
                            --------------                                 ----------     ----------      ----------      ----------
HELD-TO-MATURITY SECURITIES
 As of February 29, 2004:
 Due within one year...................................................    $   11,733     $      161      $        -      $   11,894
 Due after one year through five years.................................        23,850            373              (7)         24,216
                                                                           ----------     ----------      ----------      ----------
                                                                           $   35,583     $      534      $       (7)     $   36,110
                                                                           ==========     ==========      ==========      ==========

 As of February 28, 2003:
 Due within one year...................................................    $    7,971     $      110      $       (3)     $    8,078
 Due after one year through five years.................................        27,813            607              (3)         28,417
                                                                           ----------     ----------      ----------      ----------
                                                                           $   35,784     $      717      $       (6)     $   36,495
                                                                           ==========     ==========      ==========      ==========

 As of August 31, 2003:
 Due within one year...................................................    $    7,453     $       54      $       (2)     $    7,505
 Due after one year through five years.................................        29,661            422             (95)         29,988
                                                                           ----------     ----------      ----------      ----------
                                                                           $   37,114     $      476      $      (97)     $   37,493
                                                                           ==========     ==========      ==========      ==========
AVAILABLE-FOR-SALE SECURITIES
 As of  February 29, 2004:
 Due within one year..................................................     $        -     $        -      $        -      $        -
 Due after one year through five  years...............................         12,828            144              (9)         12,963
                                                                           ----------     ----------      ----------      ----------
                                                                           $   12,828     $      144      $       (9)     $   12,963
                                                                           ==========     ==========      ==========      ==========
 As of February 28, 2003:
 Due within one year...................................................    $        -     $        -      $        -      $        -
 Due after one year through  five years................................             -              -               -               -
                                                                           ----------     ----------      ----------      ----------
                                                                           $        -     $        -      $        -      $        -
                                                                           ==========     ==========      ==========      ==========
 As of  August 31, 2003:
 Due within one year...................................................    $    1,325     $        -      $       (8)     $    1,317
 Due after one year through five years.................................         9,092              -             (79)          9,013
                                                                           ----------     ----------      ----------      ----------
                                                                           $   10,417     $        -      $      (87)     $   10,330
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

                                                                      FEBRUARY      FEBRUARY       AUGUST
                         $ IN THOUSANDS                                 2004          2003          2003
                         --------------                                 ----          ----          ----
Inventory:
     First-in, first-out (FIFO) inventory ......................     $  18,151      $  20,143     $  15,821
     LIFO reserves .............................................        (2,644)        (3,154)       (2,494)
                                                                     ---------      ---------     ---------
LIFO inventory .................................................        15,507         16,989        13,327
     Weighted average inventory ................................         9,929          7,900         7,258
     Obsolescence reserve ......................................          (607)          (574)         (566)
                                                                     ---------      ---------     ---------
Total inventories ..............................................     $  24,829      $  24,315     $  20,019
                                                                     =========      =========     =========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                            FEBRUARY      FEBRUARY       AUGUST
                                                              2004          2003          2003
                                                              ----          ----          ----
Raw materials .........................................        20%           15%           18%
Work in process .......................................        10%            5%            5%
Finished goods and purchased parts ....................        70%           80%           77%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                             FEBRUARY      FEBRUARY        AUGUST
                      $ IN THOUSANDS                           2004          2003           2003
                      --------------                           ----          ----           ----
Property, plant and equipment:
     Land ................................................  $     336      $    336       $    336
     Buildings ...........................................      9,626         9,221          9,236
     Equipment ...........................................     36,769        35,506         35,866
     Other ...............................................      3,471         2,443          2,654
                                                            ---------      --------       --------
Total property, plant and equipment ......................     50,202        47,506         48,092
Accumulated depreciation and amortization ................    (35,854)      (33,236)       (34,203)
                                                            ---------      --------       --------
Property, plant and equipment, net .......................  $  14,348      $ 14,270       $ 13,889
                                                            =========      ========       ========

(6) CREDIT ARRANGEMENTS

The Company had an unsecured revolving line of credit, which expired January 31, 2004, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit. Under the terms of the expired line of credit, borrowings, if any, would bear interest at a rate equal to the greater of 4.00% or one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.00% at February 29, 2004).

(7) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options which have an exercise price below the market price of the Company's common shares during the period.

         The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding the average market price of the Company's common shares during the period, as set forth in the following table:

                FEBRUARY 29, 2004
-------------------------------------------------
                WEIGHTED AVERAGE
SHARES            PRICE                EXPIRE
------            -----                ------
54,000           $28.17            November, 2007
======           ======

                FEBRUARY 28, 2003
--------------------------------------------------
                 WEIGHTED AVERAGE
SHARES            PRICE               EXPIRE
------            -----               ------
                                 September, 2007-
196,062          $25.89              May, 2012
=======          ======

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                           FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                           --------------------------  ------------------------
                                                                             FEBRUARY      FEBRUARY     FEBRUARY      FEBRUARY
                        $ IN THOUSANDS                                         2004          2003         2004          2003
                        --------------                                         ----          ----         ----          ----
Operating revenues:
     Irrigation.................................................             $48,733       $45,372      $ 82,703      $76,003
     Diversified products.......................................               2,742         2,755         5,285        5,586
                                                                             -------       -------      --------      -------
Total operating revenues........................................             $51,475       $48,127      $ 87,988      $81,589
                                                                             =======       =======      ========      =======
Operating income:
     Irrigation.................................................             $ 8,452       $ 9,371      $ 12,692      $13,451
     Diversified products.......................................                 267           432           514          723
                                                                             -------       -------      --------      -------
Segment operating income........................................               8,719         9,803        13,206       14,174
Unallocated general & administrative and engineering & research
  expenses......................................................               3,955         3,327         7,708        6,503
Interest and other income, net..................................                 402           632         1,275        1,151
                                                                             -------       -------      --------      -------
Earnings before income taxes....................................             $ 5,166       $ 7,108      $  6,773      $ 8,822
                                                                             =======       =======      ========      =======

(9) OTHER NONCURRENT ASSETS

                                                                             FEBRUARY      FEBRUARY      AUGUST
                         $ IN THOUSANDS                                        2004          2003          2003
                         --------------                                        ----          ----          ----
Cash surrender value of life insurance policies..................            $ 1,858        $1,764       $ 1,813
Deferred income taxes............................................              1,554         1,143         1,599
Equity method investments........................................              1,241         1,468         1,437
Goodwill, net....................................................              1,242         1,113         1,174
Split dollar life insurance......................................                913           894           913
Intangible pension assets........................................                442           511           442
Other intangibles, net...........................................                507           642           574
Other............................................................                539           784           267
                                                                             -------        ------       -------
Total noncurrent assets..........................................            $ 8,296        $8,319       $ 8,219
                                                                             =======        ======       =======

Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these assets at August 31, 2003 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these assets was $19,000 and $22,000 for the three-months ended February 29, 2004 and February 28, 2003, respectively, and $37,000 and $50,000 for the six-months ended February 29, 2004 and February 28, 2003, respectively. The following table summarizes the Company's other intangible assets:

                                                          FEBRUARY         FEBRUARY      AUGUST
                    $ IN THOUSANDS                          2004             2003         2003
                    --------------                          ----             ----         ----
Other intangible assets:
     Non-compete agreements...........................     $  343           $ 358        $ 358
     Tradenames.......................................        145             163          147
     Patent...........................................        100             100          100
     Plans and specifications ........................         75              77           77
     Other intangibles................................         15              30           30
  Accumulated amortization............................       (171)            (87)        (138)
                                                           ------           -----        -----
Total other intangible assets, net....................     $  507           $ 642        $ 574
                                                           ======           =====        =====

(10) COMPREHENSIVE INCOME

The accumulated other comprehensive gain or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:

                                                                     FOR THE THREE-MONTHS ENDED    FOR THE SIX-MONTHS ENDED
                                                                     --------------------------    ------------------------
                                                                       FEBRUARY      FEBRUARY       FEBRUARY      FEBRUARY
                 $ IN THOUSANDS                                          2004          2003           2004          2003
                 --------------                                          ----          ----           ----          ----
Comprehensive Income:
     Net earnings................................                       $3,503        $4,952         $4,596        $6,145
Other comprehensive income:
     Unrealized gains on securities..............                           95             -            222             -
     Foreign currency translation................                         (317)          197            248           270
                                                                        ------        ------         ------        ------
Total comprehensive income.......................                       $3,281        $5,149         $5,066        $6,415
                                                                        ======        ======         ======        ======

(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company holds a minority equity investment, and warranties of the Company's products.

         The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:

                                                                             FEBRUARY
                          $ IN THOUSANDS                                       2004
                          --------------                                       ----
Guarantees:
     Guarantees for customer equipment financing..................            $3,800
     Guarantees on third party debt of equity investment..........               700
     Product warranties...........................................               N/A
                                                                              ------
Total guarantees..................................................            $4,500
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

CUSTOMER EQUIPMENT FINANCING

In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $69,000 at February 29, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $319,000, also classified with other current liabilities, for estimated losses on such guarantees.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.7 million as of February 29, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the original loan amount financed or the total equipment cost related to a lease.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of existing specific guarantees is approximately $2.1 million at February 29, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

         All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company has guaranteed three bank loans and a standby letter of credit of an irrigation business in which the Company holds a minority equity investment. The bank loan guarantees continue until the loan principal, including accrued interest and fees have been paid in full. The bank loans mature in July 2004, December 2006, and February 2007. The standby letter of credit expires in December 2004. As of February 29, 2004, the maximum amount associated with the guarantees and letter of credit was approximately $700,000. The majority owner of the business provides a separate personal guarantee of the bank loans.

PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims. This reserve is classified with other current liabilities. The following table provides the changes in the Company's product warranties:

                                                                     FOR THE THREE-MONTHS ENDED
                                                                     --------------------------
                                                                       FEBRUARY      FEBRUARY
                        $ IN THOUSANDS                                   2004          2003
                        --------------                                   ----          ----
Warranties:
    Product warranty accrual balance, December 1...............         $1,143        $1,274
    Liabilities accrued for warranties during the period.......            245           216
    Warranty claims paid during the period.....................           (231)         (304)
                                                                        ------        ------
Product warranty accrual balance, end of period................         $1,157        $1,186
                                                                        ======        ======

                                                                      FOR THE SIX-MONTHS ENDED
                                                                      ------------------------
                                                                       FEBRUARY      FEBRUARY
                        $ IN THOUSANDS                                   2004          2003
                        --------------                                   ----          ----
Warranties:
    Product warranty accrual balance, September 1.............          $1,152        $1,266
    Liabilities accrued for warranties during the period......             670           609
    Warranty claims paid during the period....................            (665)         (689)
                                                                        ------        ------
Product warranty accrual balance, end of period...............          $1,157        $1,186
                                                                        ======        ======

(12) RETIREMENT PLAN

The Company has a supplementary non-qualified, non-funded retirement plan for six current and former executives. Plan benefits are based on the participant's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide funding for this liability. Components of net periodic benefit cost for the Company's supplemental retirement plan include:

                                                                     FOR THE THREE-MONTHS ENDED    FOR THE SIX-MONTHS ENDED
                                                                     --------------------------    ------------------------
                                                                       FEBRUARY      FEBRUARY       FEBRUARY      FEBRUARY
                     $ IN THOUSANDS                                      2004          2003           2004          2003
                     --------------                                      ----          ----           ----          ----
Service cost............................................                $   10        $   11         $   20        $   21
Interest cost...........................................                    72            67            145           133
Net amortization and deferral...........................                    74            45            148            91
                                                                        ------        ------         ------        ------
Total net periodic benefit cost.........................                $  156        $  123         $  313        $  245
                                                                        ======        ======         ======        ======

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

         The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. These critical accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the six-months ended February 29, 2004.

RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months and six-months ended February 29, 2004 compared to the three-months and six-months ended February 28, 2003. It should be read together with the industry segment information in Note 8 to the financial statements:

                                                          FOR THE THREE-MONTHS ENDED               FOR THE SIX-MONTHS ENDED
                                                     -------------------------------------    ----------------------------------
                                                                                 PERCENT                                 PERCENT
                                                     FEBRUARY      FEBRUARY      INCREASE     FEBRUARY       FEBRUARY   INCREASE
                ($ IN THOUSANDS)                       2004          2003       (DECREASE)      2004           2003    (DECREASE)
                ----------------                       ----          ----       ----------      ----           ----    ----------
Consolidated
     Operating revenues........................      $ 51,475      $48,127          7.0%      $87,988        $81,589       7.8%
     Cost of operating revenues................      $ 39,865      $35,865         11.2       $69,024        $62,316      10.8
     Gross profit..............................      $ 11,610      $12,262         (5.3)      $18,964        $19,273      (1.6)
     Gross margin..............................          22.6%        25.5%                      21.6%          23.6%
     Operating expenses........................      $  6,846      $ 5,786         18.3       $13,466        $11,602      16.1
     Operating income..........................      $  4,764      $ 6,476        (26.4)      $ 5,498        $ 7,671     (28.3)
     Operating margin..........................           9.3%        13.5%                       6.2%           9.4%
     Interest income, net......................      $    361      $   390         (7.4)      $   785        $   813      (3.4)
     Other income, net.........................      $     41      $   242        (83.1)      $   490        $   338      45.0
     Income tax provision......................      $  1,663      $ 2,156        (22.9)      $ 2,177        $ 2,677     (18.7)
     Effective income tax rate.................          32.2%        30.3%                      32.1%          30.3%
     Net earnings..............................      $  3,503      $ 4,952        (29.3)      $ 4,596        $ 6,145     (25.2)
Irrigation Equipment Segment
     Operating revenues........................      $ 48,733      $45,372          7.4       $82,703        $76,003       8.8
     Operating income..........................      $  8,452      $ 9,371         (9.8)      $12,692        $13,451      (5.6)
     Operating margin..........................          17.3%        20.7%                      15.3%          17.7%
Diversified Products Segment
     Operating revenues........................      $  2,742      $ 2,755         (0.5)      $ 5,285        $ 5,586      (5.4)
     Operating income..........................      $    267      $   432        (38.2)%     $   514        $   723     (28.9)%
     Operating margin..........................           9.7%        15.7%                       9.7%          12.9%

FOR THE THREE-MONTHS ENDED FEBRUARY 29, 2004

REVENUES

Operating revenues for the three-months ended February 29, 2004 increased by $3.3 million or 7% over the same prior year period. This increase was primarily attributable to improved irrigation equipment revenues, which increased by $3.4 million or 7% over the same prior year period.

         International irrigation equipment revenues for the three-months ended February 29, 2004 increased by $2.3 million or 24% over the same prior year period. These revenues include both the export sales of equipment manufactured in the United States and the sales of the Company's manufacturing operations in France, Brazil, and South Africa. Approximately 40% of the increase in international revenues reflects the strengthening of the Euro, South African rand, and Brazilian real against the U.S. dollar. Revenues were stronger in the European and South American markets as the Company's operations in France and Brazil continued to develop. The European market is reflecting higher demand after the drought that was experienced there in the prior year. The South American market reflects the impact in Brazil of strong demand due to a continuation of the expansion of agricultural production in Brazil. International revenues were favorably impacted by an increase in export sales to Australian, Mexican, and Canadian markets offset by lower sales to the Middle East region due to the conflict in Iraq and general political unrest in the region.

         Domestic irrigation equipment revenues for the three-months ended February 29, 2004 increased by $1.1 million or 3% compared to the same prior year period. Conditions have been generally favorable in the Company's domestic markets due to increasing prices for many farm commodities (including corn, soybeans, wheat, and cotton) and anticipated continued strength in prices for these commodities. Other factors, such as low interest rates, additional first-year depreciation for capital investments, and higher land values also contributed to increased revenues from domestic irrigation sales. The Company owned dealer based in Washington State experienced a significant drop in revenues during the quarter due to winter weather conditions in that region.

         Diversified manufacturing revenues for the three-months ended February 29, 2004 of $2.7 million were comparable to the same prior year period. Revenues in this segment depend to a large degree on orders from a relatively small number of customers. In most cases, the diversified manufacturing revenues utilize and leverage the same Lindsay, Nebraska physical plant resources as those used for irrigation equipment.

GROSS MARGIN

The Company's gross margin decreased to 22.6% in the three-months ended February 29, 2004 from 25.5% for the same prior year period. Margins were lower due to due to significantly higher steel costs realized by the Company. Steel costs incurred by the Company have risen approximately 50% from the same prior year period. The Company has passed some of the cost increase to its customers in the form of sales price increases and surcharges, but not enough to cover the increased steel costs. The Company's ability to fully pass steel cost increases to its customers was impacted because the sales price is set at the time of order acceptance for nearly all of its order backlog. Revenue mix change also had some effect on gross margins as revenues from the Company's foreign operations, which currently have lower gross margins than its U.S. operations, increased to 14% of total sales for the quarter compared with 11% of sales in the same prior year period.

OPERATING MARGIN

The Company's operating margin decreased to 9.3% during the three-months ended February 29, 2004, from 13.5% for the same prior year period. This decrease is a direct result of the gross margin impact discussed above and a $1.1 million (18%) increase in the Company's operating expenses during the three months ended February 29, 2004. This increase in operating expenses reflects a $586,000 (22%) increase in general and administrative expenses and a $432,000 (18%) increase in selling expenses compared to the prior period. Higher health and general insurance costs, legal and other professional services costs associated with the Sarbanes-Oxley Act compliance, and a more mature operating level for the Company's South African subsidiary were major contributors to these cost increases. In addition, engineering and research expense increased by $42,000 reflecting higher investments by the Company in new product development.

INTEREST INCOME, OTHER INCOME, AND TAXES

Interest income during the three-months ended February 29, 2004 of $361,000 was comparable to the same prior year period.

         Other income during the three-months ended February 29, 2004 decreased by $201,000 compared to the same prior year period, primarily reflecting losses attributable to minority equity investments held by the Company.

         The effective tax rate during the three-months ended February 29, 2004 was 32.2% compared to 30.3% for the same prior year period. The increased effective tax rate reflects primarily a higher mix of foreign based income and related foreign statutory rates compared to U.S. based income and related U.S. effective rate. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt status of interest income from its municipal bond investments.

FOR THE SIX-MONTHS ENDED FEBRUARY 29, 2004

REVENUES

Operating revenues for the six-months ended February 29, 2004 increased by $6.4 million or 8% over the same prior year period. This increase was primarily attributable to improved irrigation equipment revenues, which increased by $6.7 million or 9% over the same prior year period.

         Domestic irrigation equipment revenues for the six-months ended February 29, 2004 increased by $4.1 million or 7% compared to the same prior year period due to the generally favorable domestic markets including increasing prices for many farm commodities.

         International irrigation equipment revenues increased by $2.6 million or 14% over the same prior year period reflecting the strengthening of the Euro, South African rand, and Brazilian real against the U.S. dollar, stronger European and South American markets and an increase in export sales to Australian, Mexican, and Canadian markets offset by lower sales to the Middle East.

         Diversified manufacturing revenues for the six-months ended February 29, 2004 of $5.3 million were 5% lower than the same prior year period.

GROSS MARGIN

The Company's gross margin decreased to 21.6% in the six-months ended February 29, 2004 from 23.6% for the same prior year period due to steel cost increases and the mix of revenues. Revenues from the Company's foreign operations increased to 14% of total sales for the quarter compared with 11% of sales in the same prior year period.

OPERATING MARGIN

The Company's operating margin decreased to 6.2%, during the six-months ended February 29, 2004, from 9.4% for the same prior year period. This decrease is a direct result of the gross margin impact and a $1.9 million (16%) increase in the Company's operating expenses during the six months ended February 29, 2004. This increase in operating expenses reflects a $1.0 million (19%) increase in general and administrative expenses and a $659,000 (13%) increase in selling expenses compared to the prior period. In addition, engineering and research expense increased by $204,000.

INTEREST INCOME, OTHER INCOME, AND TAXES

Interest income during the six-months ended February 29, 2004 of $785,000 was comparable to the same prior year period.

         Other income during the six-months ended February 29, 2004 increased by $152,000 compared to the same prior year period, primarily reflecting foreign currency transaction gains by the Company's European and South African subsidiaries.

         The effective tax rate during the six-months ended February 29, 2004 was 32.1% compared to 30.3% for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations.

         The Company's cash and marketable securities totaled $50.3 million at February 29, 2004, $62.8 million at August 31, 2003 and $41.2 million at February 28, 2003. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

         Cash flows used in operations totaled $9.6 million during the six-months ended February 29, 2004 compared to $7.7 million during the same prior year period. Cash flows used in operations includes increases of $16.5 million for accounts receivable and $4.9 million for inventories, offset partially by an increase in accounts payable of $4.6 million and net earnings of $4.6 million. Capital expenditures were $2.0 million during the six-months ended February 29, 2004 compared to $1.6 million during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment and further automating the Company's facilities. Capital expenditures for fiscal 2004 are expected to be approximately $3.5 to $4.5 million and will be used to improve the Company's facilities, expand its manufacturing capabilities, and increase productivity. The Company may also use cash to finance business acquisitions and stock repurchases from time to time. Under the Company's share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise. Any such purchases may be made from time to time depending on market conditions and other considerations.

         The Company had an unsecured revolving line of credit, which expired January 31, 2004, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit. Under the terms of the expired line of credit, borrowings, if any, would bear interest at a rate equal to the greater of 4.00% or one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (4.00% at February 29, 2004). Although the line of credit has lapsed, the Company expects to renew this line of credit on substantially similar terms during its fiscal quarter ending May 31, 2004.

         The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and prospective bank line of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs.

FISCAL 2004 OUTLOOK

In total, for fiscal 2004, management continues to anticipate revenue growth of approximately 8 to 10 percent, excluding acquisitions. U.S. and international farmers are enjoying strong commodity prices, which is helping to drive demand for the Company's products. The Company's sales order backlog remains strong. However, given the continued increases in steel cost, growth in earnings over fiscal 2003 is no longer expected. Earnings are now projected to be between earnings achieved during fiscal 2003 and 2002. Management believes it has actions in place to tightly control operating expenses company-wide and expects to improve the leverage of operating expenses for fiscal 2004 compared to the prior year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The Company will adopt FIN 46 and FIN 46R during fiscal 2004 and is currently evaluating the potential impact of adopting this standard on the Company's consolidated financial statements.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Certain components of SFAS No. 150 are deferred. The adoption of this standard did not have an effect on the Company's financial position or net income.

         In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

         In November 2003, the EITF reached consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides guidance on the new requirements for other-than-temporary impairment and its application to debt and marketable equity investments that are accounted for under SFAS No. 115. The new requirements are effective for fiscal years ending after December 15, 2003. The implementation of EITF 03-1 is not anticipated to have a material impact on the Company's consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities for two reasons. First, the average maturity of these securities is relatively short and this makes the value of these securities less susceptible to interest rate fluctuations. Second, approximately 75% of the securities held by the Company are classified as "held to maturity" marketable securities because the Company intends, and has the ability, to hold these securities until they are paid off at face value at maturity. Since the Company does not anticipate selling these securities, the fluctuations in the market value of these securities does not affect the Company's earnings or assets.

         The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company has sold products in over 90 countries throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in the currency of the customer location. The Company's most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar.

ITEM 4 - CONTROLS AND PROCEDURES

         Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to February 29, 2004 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual shareholders' meeting was held on January 21, 2004. The shareholders voted to elect three directors and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2004. In addition to the election of Mr. Buffett, Mr. Nahl, and Mr. Welsh as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Christodolou, Mr. Cunningham, Mr. McIntosh, and Mr. Parod. There were 11,752,044 shares of common stock entitled to vote at the meeting and 11,063,031 shares (94.1%) were represented at the meeting.

     1. Election of Directors:

             Howard G. Buffett     For - 6,215,214    Withheld - 4,847,817
             Michael C. Nahl       For - 10,642,388   Withheld - 420,643
             William F. Welsh II   For - 10,844,241   Withheld - 218,790

     2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2004.

             For -  11,027,066  Against -  29,901  Abstain -  6,064

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

(b)      Reports on Form 8-K

         On December 23, 2003, the Company furnished a report on Form 8-K reporting its results of operations for the three-months ended November 30, 2003 under Item 12, Results of Operations and Financial Condition.

         On February 9, 2004, the Company furnished a report on Form 8-K announcing an update of its outlook for fiscal 2004 under Item 7, Financial Statements and Exhibits and Item 12, Results of Operations and Financial Condition.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2004.

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