Form 10-Q
period 2004-05-31
LINDSAY MANUFACTURING CO
filed 2004-07-02
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                         Commission File Number 1-13419

                            Lindsay Manufacturing Co.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                   47-0554096
                      ---------                                  ----------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA                 68164
----------------------------------------------------              ---------
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

As of July 2, 2004, 11,764,610 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2004 and 2003
           and August 31, 2003                                               3

           Consolidated Statements of Operations for the
           three-months and nine-months ended May 31, 2004 and 2003          4

           Consolidated Statements of Cash Flows for the
           nine-months ended May 31, 2004 and 2003                           5

           Notes to Consolidated Financial Statements                     6-12


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                             13-18

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                          19

       ITEM 4 - CONTROLS AND PROCEDURES                                     19

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                           20

       ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
       PURCHASES OF EQUITY SECURITIES                                       20

       ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                         20-21

SIGNATURE                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2004 AND 2003 AND AUGUST 31, 2003

                                                                    (UNAUDITED)      (UNAUDITED)
                                                                        MAY              MAY              AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                    2004             2003               2003
-----------------------------------                                    ----             ----               ----
ASSETS
Current assets:
  Cash and cash equivalents ................................        $  12,055         $  12,970         $  15,368
  Marketable securities ....................................           12,692             9,288             8,770
  Receivables ..............................................           36,427            29,303            22,970
  Inventories ..............................................           22,700            20,972            20,019
  Deferred income taxes ....................................            2,539             1,220             2,301
  Other current assets .....................................            2,142               953             1,010
                                                                    ---------         ---------         ---------
  Total current assets .....................................           88,555            74,706            70,438

Long-term marketable securities ............................           32,462            31,943            38,674
Property, plant and equipment, net .........................           14,992            13,956            13,889
Other noncurrent assets ....................................            8,394             8,339             8,219
                                                                    ---------         ---------         ---------
Total assets ...............................................        $ 144,403         $ 128,944         $ 131,220
                                                                    =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................        $   9,879         $   8,967         $   8,228
  Other current liabilities ................................           20,261            14,327            16,053
                                                                    ---------         ---------         ---------
  Total current liabilities ................................           30,140            23,294            24,281

Pension benefits liability .................................            2,315             1,688             2,315
Other noncurrent liabilities ...............................              179               432               333
                                                                    ---------         ---------         ---------
Total liabilities ..........................................           32,634            25,414            26,929
                                                                    ---------         ---------         ---------

Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
    authorized, no shares issued and outstanding) ..........               --                --                --
  Common stock, ($1 par value, 25,000,000 shares authorized,
   17,485,679, 17,458,052 and 17,459,561 shares issued in
   May 2004 and 2003 and August 2003, respectively) ........           17,486            17,458            17,460
  Capital in excess of stated value ........................            2,677             2,467             2,484
  Retained earnings ........................................          181,511           173,000           174,333
  Less treasury stock (at cost, 5,724,069 shares) ..........          (89,898)          (89,898)          (89,898)
  Accumulated other comprehensive (loss) gain ..............               (7)              503               (88)
                                                                    ---------         ---------         ---------
Total shareholders' equity .................................          111,769           103,530           104,291
                                                                    ---------         ---------         ---------
Total liabilities and shareholders' equity .................        $ 144,403         $ 128,944         $ 131,220
                                                                    =========         =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MAY 31, 2004 AND 2003

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ------------------------         ------------------------
                                                       MAY             MAY             MAY             MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2004             2003            2004            2003
----------------------------------------              ----             ----            ----            ----
Operating revenues .........................        $ 62,286         $ 48,833        $150,274        $130,422
Cost of operating revenues .................          49,299           36,334         118,323          98,650
                                                    --------         --------        --------        --------
Gross profit ...............................          12,987           12,499          31,951          31,772
                                                    --------         --------        --------        --------

Operating expenses:
  Selling expense ..........................           2,830            2,662           8,588           7,761
  General and administrative expense .......           3,255            2,737           9,527           8,008
  Engineering and research expense .........             762              675           2,198           1,907
                                                    --------         --------        --------        --------
Total operating expenses ...................           6,847            6,074          20,313          17,676
                                                    --------         --------        --------        --------

Operating income ...........................           6,140            6,425          11,638          14,096

Interest income, net .......................             341              350           1,126           1,163
Other (expense) income, net ................             (53)             246             437             584
                                                    --------         --------        --------        --------

Earnings before income taxes ...............           6,428            7,021          13,201          15,843

Income tax provision .......................           2,083            2,199           4,260           4,876
                                                    --------         --------        --------        --------

Net earnings ...............................        $  4,345         $  4,822        $  8,941        $ 10,967
                                                    ========         ========        ========        ========


Basic net earnings per share ...............        $   0.37         $   0.41        $   0.76        $   0.94
                                                    ========         ========        ========        ========

Diluted net earnings per share .............        $   0.36         $   0.41        $   0.75        $   0.92
                                                    ========         ========        ========        ========


Average shares outstanding .................          11,760           11,734          11,752          11,727
Diluted effect of stock options ............             187              144             207             173
                                                    --------         --------        --------        --------
Average shares outstanding assuming dilution          11,947           11,878          11,959          11,900
                                                    ========         ========        ========        ========


Cash dividends per share ...................        $  0.050         $  0.035        $  0.150        $  0.105
                                                    ========         ========        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTHS ENDED MAY 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                    MAY              MAY
($ IN THOUSANDS)                                                                    2004             2003
----------------                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ................................................................  $  8,941         $ 10,967
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
      Depreciation and amortization ............................................     2,242            2,679
      Amortization of marketable securities premiums (discounts), net ..........       109             (154)
      Gain on sale of property, plant and equipment ............................       (30)             (52)
      Provision for uncollectible accounts receivable ..........................       178              226
      Equity in net loss (earnings) of equity method investments ...............       235             (104)
      Deferred income taxes ....................................................      (134)             204
      Other, net ...............................................................       (56)            (103)
   Changes in assets and liabilities:
      Receivables ..............................................................   (13,432)          (5,800)
      Inventories ..............................................................    (2,522)          (5,389)
      Other current assets .....................................................    (1,335)            (171)
      Accounts payable .........................................................     1,694            2,899
      Other current liabilities ................................................     3,379             (990)
      Current taxes payable ....................................................       661            1,333
      Other noncurrent assets and liabilities ..................................      (630)             617
                                                                                  --------         --------
   Net cash (used in) provided by operating activities .........................      (700)           6,162
                                                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..................................    (3,308)          (2,143)
   Proceeds from sale of property, plant and equipment .........................        90               88
   Purchases of marketable securities held to maturity .........................    (2,982)          (6,339)
   Proceeds from maturities of marketable securities held to maturity ..........     6,676            9,153
   Purchases of marketable securities available for sale .......................    (7,371)          (5,156)
   Proceeds from sale of marketable securities available for sale ..............     5,861               --
                                                                                  --------         --------
   Net cash used in investing activities .......................................    (1,034)          (4,397)
                                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan ..............       225               23
   Dividends paid ..............................................................    (1,763)          (1,232)
                                                                                  --------         --------
   Net cash used in financing activities .......................................    (1,538)          (1,209)
                                                                                  --------         --------

   Effect of exchange rate changes on cash .....................................       (41)             (11)
                                                                                  --------         --------
   Net (decrease) increase in cash and cash equivalents ........................    (3,313)             545
   Cash and cash equivalents, beginning of period ..............................    15,368           12,425
                                                                                  --------         --------
   Cash and cash equivalents, end of period ....................................  $ 12,055         $ 12,970
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

                                                                   FOR THE THREE-MONTHS ENDED        FOR THE NINE-MONTHS ENDED
                                                                   --------------------------        -------------------------
                                                                      MAY             MAY               MAY             MAY
$ IN THOUSANDS                                                        2004            2003              2004            2003
--------------                                                        ----            ----              ----            ----
Net earnings, as reported ....................................     $   4,345        $   4,822        $   8,941        $   10,967

Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects ................................           323              286              934               769
                                                                   ---------        ---------        ---------        ----------
Proforma net earnings ........................................     $   4,022        $   4,536        $   8,007        $   10,198
                                                                   =========        =========        =========        ==========

Earnings per share:
      Basic-as reported ......................................     $    0.37        $    0.41        $    0.76        $     0.94
      Basic-pro forma ........................................     $    0.34        $    0.39        $    0.68        $     0.87

      Diluted-as reported ....................................     $    0.36        $    0.41        $    0.75        $     0.92
      Diluted-pro forma ......................................     $    0.34        $    0.38        $    0.67        $     0.86

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

         Held-to-maturity securities (including all cash equivalents) are carried at amortized cost. Available-for-sale securities are carried at fair value and any unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such decline as an impairment loss. The Company recorded no impairment losses for other-than-temporary declines in the fair value of investment securities for the three-months and nine-months ended May 31, 2004 or May 31, 2003. The amortized cost and fair value of the Company's investment securities classified as held-to-maturity or available-for-sale are summarized as follows:

$ IN THOUSANDS
--------------

HELD-TO-MATURITY SECURITIES
                                                              GROSS         GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED
                                                 COST         GAINS         LOSSES        FAIR VALUE
                                                 ----         -----         ------        ----------
  As of May 31, 2004:
  Due within one year ......................   $ 12,692      $     98       $     --       $ 12,790
  Due after one year through five years ....     20,703           122            (78)        20,747
                                               --------      --------       --------       --------
                                               $ 33,395      $    220       $    (78)      $ 33,537
                                               ========      ========       ========       ========

  As of May 31, 2003:
  Due within one year ......................   $  9,288      $     67       $     (2)      $  9,353
  Due after one year through five years ....     26,785           632             (3)        27,414
                                               --------      --------       --------       --------
                                               $ 36,073      $    699       $     (5)      $ 36,767
                                               ========      ========       ========       ========

  As of August 31, 2003:
  Due within one year ......................   $  7,453      $     54       $     (2)      $  7,505
  Due after one year through five years ....     29,661           422            (95)        29,988
                                               --------      --------       --------       --------
                                               $ 37,114      $    476       $    (97)      $ 37,493
                                               ========      ========       ========       ========

AVAILABLE-FOR-SALE SECURITIES

  As of May 31, 2004:
  Due within one year ......................   $     --      $     --       $     --       $     --
  Due after one year through five years ....     11,825            22            (88)        11,759
                                               --------      --------       --------       --------
                                               $ 11,825      $     22       $    (88)      $ 11,759
                                               ========      ========       ========       ========

  As of May 31, 2003:
  Due within one year ......................   $     --      $     --       $     --       $     --
  Due after one year through five years ....      5,127            31             --          5,158
                                               --------      --------       --------       --------
                                               $  5,127      $     31       $     --       $  5,158
                                               ========      ========       ========       ========

  As of August 31, 2003:
  Due within one year ......................   $  1,325      $     --       $     (8)      $  1,317
  Due after one year through five years ....      9,092            --            (79)         9,013
                                               --------      --------       --------       --------
                                               $ 10,417      $     --       $    (87)      $ 10,330
                                               ========      ========       ========       ========

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

                                               MAY             MAY              AUGUST
$ IN THOUSANDS                                2004             2003              2003
---------------                               ----             ----              ----
Inventory:
First-in, first-out (FIFO) inventory.....   $ 17,584         $ 16,275         $ 15,821
LIFO reserves ...........................     (4,043)          (3,153)          (2,494)
                                            --------         --------         --------
LIFO inventory ..........................     13,541           13,122           13,327
Weighted average inventory ..............      9,700            8,386            7,258
Obsolescence reserve ....................       (541)            (536)            (566)
                                            --------         --------         --------
Total inventories .......................   $ 22,700         $ 20,972         $ 20,019
                                            ========         ========         ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                         MAY         MAY       AUGUST
                                         2004        2003       2003
                                         ----        ----       ----
Raw materials ........................    20%        23%        18%
Work in process ......................    10%         4%         5%
Finished goods and purchased parts....    70%        73%        77%


(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                   MAY              MAY              AUGUST
$ IN THOUSANDS                                     2004             2003              2003
--------------                                     ----             ----              ----
Property, plant and equipment:
     Land .....................................  $    336         $    336         $    336
     Buildings ................................     9,609            9,338            9,236
     Equipment ................................    37,973           35,172           35,866
     Other ....................................     3,339            2,548            2,654
                                                 --------         --------         --------
Total property, plant and equipment ...........    51,257           47,394           48,092
Accumulated depreciation and amortization......   (36,265)         (33,438)         (34,203)
                                                 --------         --------         --------
Property, plant and equipment, net ............  $ 14,992         $ 13,956         $ 13,889
                                                 ========         ========         ========


(6)  CREDIT ARRANGEMENTS

The Company has an unsecured revolving line of credit, which expires December 31, 2004, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (3.00% at May 31, 2004).

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital. As of May 31, 2004, the Euro equivalent of approximately $2.1 million was outstanding on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at May 31, 2004).

(7)  NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options, which have an exercise price below the market price of the Company's common shares during the period.

         The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding the average market price of the Company's common shares during the period, as set forth in the following table:

                          MAY 31, 2004                                                    MAY 31, 2003
         ----------------------------------------------            ----------------------------------------------------------
                     WEIGHTED AVERAGE                                                WEIGHTED AVERAGE
         SHARES           PRICE            EXPIRE                  SHARES                 PRICE                   EXPIRE
         ------           -----            ------                  ------                 -----                   ------
                                       November, 2007-                                                      September, 2007-
        206,250           $26.48         April, 2014               378,125               $23.75                May, 2013
        =======           ======                                   =======               ======


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

         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A to the financial statements included in the Form 10-K for the fiscal year ended August 31, 2003. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income. Operating income for segment reporting purposes includes selling expenses and other overhead charges directly attributable to the segment but does not include unallocated general and administrative expenses (which include corporate expenses), engineering and research expenses, net interest income, other income and expenses and net income taxes. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to identify assets by reportable segment. Similarly, other segment reporting described by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company's management. The Company has no single major customer representing 10% or more of its total revenues for any period reported.

ummarized financial information concerning the Company's reportable segments is shown in the following table:

                                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                            --------------------------       -------------------------
                                                                MAY             MAY             MAY             MAY
$ IN THOUSANDS                                                  2004            2003            2004            2003
--------------                                                  ----            ----            ----            ----
Operating revenues:
     Irrigation ..........................................    $ 58,744        $ 45,827        $141,447        $121,830
     Diversified products ................................       3,542           3,006           8,827           8,592
                                                              --------        --------        --------        --------
Total operating revenues .................................    $ 62,286        $ 48,833        $150,274        $130,422
                                                              ========        ========        ========        ========

Operating income:
     Irrigation ..........................................    $ 10,060        $  9,536        $ 22,740        $ 23,138
     Diversified products ................................          97             301             623             873
                                                              --------        --------        --------        --------
Segment operating income .................................      10,157           9,837          23,363          24,011
Unallocated general & administrative and engineering &
    research expenses ....................................       4,017           3,412          11,725           9,915
Interest and other income, net ...........................         288             596           1,563           1,747
                                                              --------        --------        --------        --------
Earnings before income taxes .............................    $  6,428        $  7,021        $ 13,201        $ 15,843
                                                              ========        ========        ========        ========

(9) OTHER NONCURRENT ASSETS
                                                              MAY            MAY         AUGUST
$ IN THOUSANDS                                               2004           2003          2003
---------------                                              ----           ----          ----
Cash surrender value of life insurance policies.....        $1,881       $ 1,782        $1,813
Deferred income taxes ..............................         1,495         1,149         1,599
Equity method investments ..........................         1,202         1,415         1,437
Goodwill, net ......................................         1,251         1,212         1,174
Split dollar life insurance ........................           916           894           913
Intangible pension assets ..........................           442           511           442
Other intangibles, net .............................           495           621           574
Other ..............................................           712           755           267
                                                            ------        ------        ------
Total noncurrent assets ............................        $8,394        $8,339        $8,219
                                                            ======        ======        ======


Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these assets at August 31, 2003 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these assets was $18,000 and $28,000 for the three-months ended May 31, 2004 and 2003, respectively, and $55,000 and $66,000 for the nine-months ended May 31, 2004 and 2003, respectively. The following table summarizes the Company's other intangible assets:

                                           MAY            MAY         AUGUST
$ IN THOUSANDS                             2004           2003         2003
---------------                            ----           ----         ----
Other intangible assets:
     Non-compete agreements ..........    $ 333         $ 366         $ 358
     Tradenames ......................      145           163           147

     Patent ..........................      100           100           100
     Plans and specifications ........       75            77            77
     Other intangibles ...............       31            30            30
  Accumulated amortization ...........     (189)         (115)         (138)
                                           ----          ----          ----
Total other intangible assets, net....    $ 495         $ 621         $ 574
                                          =====         =====         =====

 (10) COMPREHENSIVE INCOME

The accumulated other comprehensive gain or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:

                                                 FOR THE THREE-MONTHS ENDED       FOR THE NINE-MONTHS ENDED
                                                 --------------------------       -------------------------
$ IN THOUSANDS                                     MAY              MAY            MAY            MAY
--------------                                     2004             2003           2004           2003
                                                   ----             ----           ----           ----
Comprehensive income:
     Net earnings ............................    $ 4,345         $ 4,822        $ 8,941        $10,967
Other comprehensive (loss) income:
     Unrealized (loss) gains on securities....       (201)             31             21             31
     Foreign currency translation ............       (188)          1,116             60          1,386
                                                  -------         -------        -------        -------
Total comprehensive income ...................    $ 3,956         $ 5,969        $ 9,022        $12,384
                                                  =======         =======        =======        =======



(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company holds a minority equity investment, and warranties of the Company's products.

          The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:

                                                                          MAY
$ IN THOUSANDS                                                            2004
-------------                                                             ----
Guarantees:
     Guarantees for customer equipment financing...................      $3,900
     Guarantees on third party debt of equity investment...........         700
     Product warranties............................................         N/A
                                                                         ------
Total guarantees...................................................      $4,600
                                                                         ======

CUSTOMER EQUIPMENT FINANCING
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $84,000 at May 31, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $319,000, also classified with other current liabilities, for estimated losses on such guarantees.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.7 million as of May 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of these specific guarantees is approximately $2.2 million at May 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

         All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT
The Company has guaranteed three bank
loans and a standby letter of credit of an irrigation business in which the Company holds a minority equity investment. The bank loan guarantees continue until the loan principal, including accrued interest and fees have been paid in full. The bank loans mature in July 2004, December 2006, and February 2007. The standby letter of credit expires in December 2004. As of May 31, 2004, the maximum amount associated with the guarantees and letter of credit was approximately $700,000. The majority owner of the business provides a separate personal guarantee of the bank loans.

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

                                                               FOR THE THREE-MONTHS ENDED
                                                               ---------------------------
                                                                  MAY             MAY
$ IN THOUSANDS                                                    2004           2003
--------------                                                    ----           ----
Warranties:
    Product warranty accrual balance, March 1 ...............   $ 1,157         $ 1,186
    Liabilities accrued for warranties during the period.....       395             281
    Warranty claims paid during the period ..................      (187)           (333)
                                                                -------         -------
Product warranty accrual balance, end of period .............   $ 1,365         $ 1,134
                                                                =======         =======

                                                                FOR THE NINE-MONTHS ENDED
                                                               ---------------------------
                                                                  MAY             MAY
$ IN THOUSANDS                                                    2004           2003
--------------                                                    ----           ----
Warranties:
    Product warranty accrual balance, September 1 ...........   $ 1,152         $ 1,266
    Liabilities accrued for warranties during the period.....     1,065             890
    Warranty claims paid during the period ..................      (852)         (1,022)
                                                                -------         -------
Product warranty accrual balance, end of period .............   $ 1,365         $ 1,134
                                                                =======         =======


(12) RETIREMENT PLAN

The Company has a supplementary non-qualified, non-funded retirement plan for six current and former executives. Plan benefits are based on the participant's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company's supplemental retirement plan include:

                                            FOR THE                FOR THE
                                       THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                       ------------------     -----------------
$ IN THOUSANDS                         MAY            MAY     MAY          MAY
--------------                         2004          2003     2004         2003
                                       ----          ----     ----         ----
Service cost ......................    $ 10         $ 11      $ 30        $ 32
Interest cost .....................      72           67       217         200
Net amortization and deferral .....      74           45       222         136
                                       ----         ----      ----        ----
Total net periodic benefit cost....    $156         $123      $469        $368
                                       ====         ====      ====        ====

(13) COMMITMENTS AND CONTINGENCIES

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

         The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. These critical accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2003. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the nine-months ended May 31, 2004.

OVERVIEW

Lindsay Manufacturing Co. is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems, which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets a separate line of "mini" center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield brand, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems, which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain industrial companies, including Caterpillar Inc., Deere & Company, New Holland North America, Inc., and others.

         Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa, which provide it with important bases of operations in key international markets. Lindsay Europe SA, located in France, which was acquired in March 2001, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, which was acquired in April 2002, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, which is located in South Africa and organized in September 2002, manufactures and markets irrigation equipment in markets in southern Africa.

         Lindsay has three additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at four locations ("Irrigation Specialists"). Other operating subsidiaries are Lindsay Transportation, Inc. and Lindsay International Sales Corporation.


RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months and nine-months ended May 31, 2004 and 2003. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:

                                                FOR THE THREE-MONTHS ENDED                       FOR THE NINE-MONTHS ENDED
                                        ------------------------------------------        ----------------------------------------
                                                                           PERCENT                                         PERCENT
                                          MAY               MAY           INCREASE          MAY             MAY           INCREASE
($ IN THOUSANDS)                          2004              2003         (DECREASE)         2004            2003          (DECREASE)
----------------                          ----             ----          ----------         -----           ----         ----------
Consolidated
   Operating revenues ...............   $ 62,286          $ 48,833          27.5%         $150,274         $130,422        15.2%
   Cost of operating revenues........   $ 49,299          $ 36,334          35.7          $118,323         $ 98,650        19.9
   Gross profit .....................   $ 12,987          $ 12,499           3.9          $ 31,951         $ 31,772         0.6
   Gross margin .....................       20.9%             25.6%                           21.3%            24.4%
   Operating expenses ...............   $  6,847          $  6,074          12.7          $ 20,313         $ 17,676        14.9
   Operating income .................   $  6,140          $  6,425          (4.4)         $ 11,638         $ 14,096        (17.4)
   Operating margin .................        9.9%             13.2%                            7.7%            10.8%
   Interest income, net .............   $    341          $    350          (2.6)         $  1,126         $  1,163        (3.2)
   Other (expense) income, net.......   $    (53)         $    246         (121.5)        $    437         $    584        (25.2)
   Income tax provision .............   $  2,083          $  2,199          (5.3)         $  4,260         $  4,876        (12.6)
   Effective income tax rate ........       32.4%             31.3%                           32.3%            30.8%
   Net earnings .....................   $  4,345          $  4,822          (9.9)         $  8,941         $ 10,967        (18.5)
Irrigation Equipment Segment
   Operating revenues ...............   $ 58,744          $ 45,827          28.2          $141,447         $121,830        16.1
   Operating income .................   $ 10,060          $  9,536           5.5          $ 22,740         $ 23,138        (1.7)
   Operating margin .................       17.1%             20.8%                           16.1%            19.0%
Diversified Products Segment
   Operating revenues ...............   $  3,542          $  3,006          17.8          $  8,827         $  8,592         2.7
   Operating income .................   $     97          $    301         (67.8)%        $    623         $    873        (28.6)%
   Operating margin .................        2.7%             10.0%                            7.1%            10.2%



FOR THE THREE-MONTHS ENDED MAY 31, 2004


REVENUES

Operating revenues for the three-months ended May 31, 2004 increased by $13.5 million or 28% over the same prior year period. This increase was primarily attributable to improved irrigation equipment revenues, which increased by $12.9 million or 28% over the same prior year period.

         Domestic irrigation equipment revenues for the three-months ended May 31, 2004 increased by $8.3 million or 23% compared to the same prior year period. Conditions have been generally favorable in the Company's domestic markets due to higher prices for many farm commodities (including corn, soybeans, wheat, and cotton). Other factors, such as low interest rates, additional first-year depreciation for capital investments, and higher land values also contributed to increased revenues from domestic irrigation sales. In addition, approximately 25% of the domestic irrigation revenue increase reflects higher customer pricing to mitigate the impact of significantly higher steel cost.

         International irrigation equipment revenues for the three-months ended May 31, 2004 increased by $4.6 million or 45% over the same prior year period. These revenues include both the export sales of equipment manufactured in the United States and the sales of the Company's manufacturing operations in France, Brazil, and South Africa. Revenues were stronger in the European and South American markets as the Company's operations in France and Brazil continued to develop. The European market is reflecting higher demand after the drought that was experienced there in the prior year. The South American market reflects the impact in Brazil of strong demand due to the continued expansion of agricultural production in Brazil. International revenues were favorably impacted by an increase in export sales to Australia and Mexico. Export sales to the Middle East region remain low due to continuing conflict and instability in that region.

         Diversified manufacturing revenues for the three-months ended May 31, 2004 of $3.5 million were $536,000 higher than the same prior year period. Revenues in this segment depend to a large degree on orders from a relatively small number of customers. To a large degree, the diversified manufacturing revenues utilize and leverage the same Lindsay, Nebraska physical plant resources as those used for irrigation equipment.

GROSS MARGIN

The Company's gross margin decreased to 20.9% in the three-months ended May 31, 2004 from 25.6% for the same prior year period. Margins were lower due to significantly higher steel costs incurred by the Company. The cost of certain key steel inventory items has increased approximately 75-125% from the same prior year period. The Company has passed some of the cost increase to its customers in the form of sales price increases and surcharges, but not enough to fully cover the increased steel costs. The Company's ability to fully pass steel cost increases to its customers was impacted because the sales price is set at the time of order acceptance.

OPERATING MARGIN

The Company's operating margin decreased to 9.9% during the three-months ended May 31, 2004, from 13.2% for the same prior year period. This decrease is a direct result of the gross margin impact discussed above and a $773,000 (13%) increase in the Company's operating expenses during the three months ended May 31, 2004. This increase in operating expenses reflects a $518,000 (19%) increase in general and administrative expenses reflecting higher legal and other professional services costs associated with the Sarbanes-Oxley Act compliance and higher general insurance costs. Selling expense increased $168,000 (6%) compared to the same prior period.

INTEREST INCOME, OTHER INCOME, AND TAXES

Interest income during the three-months ended May 31, 2004 of $341,000 was comparable to the same prior year period.

         Other net expense of $53,000 during the three-months ended May 31, 2004 reflects a decrease by $299,000 compared to other net income of $246,000 for the same prior year period, primarily reflecting foreign currency losses compared to foreign currency gains in the same prior year period.

         The effective tax rate during the three-months ended May 31, 2004 was 32.4% compared to 31.3% for the same prior year period. The increased effective tax rate reflects primarily a higher mix of foreign based income and related foreign statutory rates compared to U.S. based income and related U.S. effective rate. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income from its municipal bond investments.

FOR THE NINE-MONTHS ENDED MAY 31, 2004

REVENUES

Operating revenues for the nine-months ended May 31, 2004 increased by $19.9 million or 15% over the same prior year period. This increase was primarily attributable to improved irrigation equipment revenues, which increased by $19.6 million or 16% over the same prior year period.

         Domestic irrigation equipment revenues for the nine-months ended May 31, 2004 increased by $12.4 million or 13% compared to the same prior year period due to the favorable domestic markets. In addition, approximately 50% of the domestic irrigation revenue increase reflects higher customer pricing.

         International irrigation equipment revenues increased by $7.2 million or 25% over the same prior year period reflecting stronger European and South American markets and an increase in export sales to Australia and Mexico offset by lower sales to the Middle East.

         Diversified manufacturing revenues for the nine-months ended May 31, 2004 increased $235,000 or 3% over the same prior year period.

GROSS MARGIN

The Company's gross margin decreased to 21.3% in the nine-months ended May 31, 2004 from 24.3% for the same prior year period due to steel cost increases.

OPERATING MARGIN

The Company's operating margin decreased to 7.7% during the nine-months ended May 31, 2004, from 10.8% for the same prior year period. This decrease is a direct result of the gross margin impact discussed above and a $2.6 million (15%) increase in the Company's operating expenses during the nine months ended May 31, 2004. This increase in operating expenses reflects a $1.5 million (19%) increase in general and administrative expenses and an $827,000 (11%) increase in selling expenses compared to the prior period. In addition, engineering and research expense increased by $291,000.

INTEREST INCOME, OTHER INCOME, AND TAXES

Interest income during the nine-months ended May 31, 2004 of $1.1 million was comparable to the same prior year period.

         Other income during the nine-months ended May 31, 2004 decreased by $147,000 compared to the same prior year period primarily reflecting lower foreign currency gains.

         The effective tax rate during the nine-months ended May 31, 2004 was 32.3% compared to 30.8% for the same prior year period. The increased effective tax rate reflects primarily a higher mix of foreign based income and related foreign statutory rates compared to U.S. based income and related U.S. effective rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations.

         The Company's cash and marketable securities totaled $57.2 million at May 31, 2004, $62.8 million at August 31, 2003 and $54.2 million at May 31, 2003. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

         Cash flows used in operations totaled $700,000 during the nine-months ended May 31, 2004 compared to $6.2 million provided by operations during the same prior year period. Cash flows used in operations includes increases of $13.4 million for accounts receivable and $2.5 million for inventories, offset partially by an increase in other current liabilities of $3.4 million and net earnings of $8.9 million. Accounts receivable increased primarily due to higher revenues occurring during the nine-months ended May 31, 2004 compared to the same prior year period. Capital expenditures were $3.3 million during the nine-months ended May 31, 2004 compared to $2.1 million during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment and further automating the Company's facilities. Capital expenditures for fiscal 2004 are expected to be approximately $3.5 to $4.5 million and will be used to improve the Company's facilities and expand its manufacturing capacity. The Company may also use cash to finance business acquisitions and stock repurchases from time to time.

         The Company made no repurchases of its common stock under the Company's stock repurchase plan during the three and nine-month periods ended May 31, 2004. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise.

         The Company has an unsecured revolving line of credit, which expires December 31, 2004, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (3.00% at May 31, 2004).

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital. As of May 31, 2004, the Euro equivalent of approximately $2.1 million was outstanding on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at May 31, 2004).

         The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and prospective bank line of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs.

FISCAL 2004 OUTLOOK

For fiscal 2004, management now expects revenue growth of approximately 14 to 16 percent, excluding acquisitions. U.S. and international farmers are enjoying stronger commodity prices, which is helping to drive demand for the Company's products. The Company's sales order backlog remains strong. In addition, revenue growth will continue to reflect higher sales prices. The Company anticipates that improved pricing practices being implemented will also result in improving margins. However, given the increases in steel cost during fiscal 2004, management anticipates fiscal 2004 earnings per share will be slightly above the level achieved in fiscal 2002, which was $0.90 per share. Management believes it has actions in place to tightly control operating expenses company-wide and expects to improve the leverage of operating expenses for fiscal 2004 compared to the prior year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The Company has adopted FIN 46 and FIN 46R during fiscal 2004. The adoption of this standard did not have a material impact on the Company's financial position or net income.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Certain components of SFAS No. 150 are deferred. The adoption of this standard did not have a material impact on the Company's financial position or net income.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the average maturity of these securities is relatively short making their value less susceptible to interest rate fluctuations.

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

ITEM 4 - CONTROLS AND PROCEDURES

         Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2004.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2004 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company made no repurchases of its common stock under the Company's stock repurchase plan during the three and nine-month periods ended May 31, 2004; therefore tabular disclosure is not presented. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise.


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

(b)      Reports on Form 8-K

         On March 23, 2004, the Company furnished a report on Form 8-K reporting its results of operations for the second fiscal quarter and six-months ended February 29, 2004 under Item 12, Results of Operations and Financial Condition.

         On June 4, 2004, the Company filed a report on Form 8-K reporting a press release announcement of the acquisition of assets and a related business under Item 7, Financial Statements and Exhibits.

         On June 22, 2004, the Company furnished a report on Form 8-K reporting its results of operations for the third fiscal quarter and nine-months ended May 31, 2004 under Item 12, Results of Operations and Financial Condition.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July, 2004.

                                            LINDSAY MANUFACTURING CO.

                                            By:  /s/ BRUCE  C. KARSK
                                                 -------------------------------
                                            Name:  Bruce C. Karsk
                                            Title: Executive Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial
                                            Officer)