Form 10-K
period 2004-08-31
LINDSAY MANUFACTURING CO
filed 2004-11-15
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended August 31, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to _____________

                         Commission File Number 1-13419

                            Lindsay Manufacturing Co.
              ----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No[ ]

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 27, 2004 was $303,351,498.

As of November 10, 2004, 11,773,716 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the February 9, 2005, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 47-48.

                                TABLE OF CONTENTS

                                                                                                       Page(s)
Part I

           Item 1.     Business                                                                         3-7

           Item 2.     Properties                                                                        7

           Item 3.     Legal Proceedings                                                                 8

           Item 4.     Submission of Matters to a Vote of Security Holders                               8

Part II

           Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                       Purchases of Equity Securities                                                  10-11

           Item 6.     Selected Financial Data                                                          12

           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                       Operation                                                                       13-21

           Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                       21

           Item 8.     Financial Statements and Supplementary Data                                     22-43

           Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure                                                                       44

           Item 9A.    Controls and Procedures                                                          44

           Item 9B.    Other Information                                                                44

Part III

           Item 10.    Directors and Executive Officers of the Registrant                               45

           Item 11.    Executive Compensation                                                           45

           Item 12.    Security Ownership of Certain Beneficial Owners and Management                   45

           Item 13.    Certain Relationships and Related Transactions                                   45

           Item 14.    Principal Accounting Fees and Services                                           45

Part IV

           Item 15.    Exhibits, Financial Statement Schedules                                         47-48

SIGNATURES                                                                                              49

                                     PART I

ITEM 1 - BUSINESS

INTRODUCTION

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in Note Q to the consolidated financial statements.

      Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SA, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in markets in southern Africa.

      Lindsay has three additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at four locations ("Irrigation Specialists"). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc. See "Subsidiaries" below.

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

      A center pivot system represents a significant investment to a farmer. A typical standard center pivot system, fully installed, requires an investment of up to approximately $65,000 to $75,000. Approximately one-half of such expenditure is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored.

      The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate and have good mobility. They are typically deployed in smaller or irregular growing fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.

      Other Types of Irrigation. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Note that a significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly, or rolling terrain or fields. In "drip" or "low flow" irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

      Center pivot, lateral move, and hose reel traveler irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; can also be used for the application of fertilizers, insecticides, herbicides, or other chemicals (termed "chemigation"); and conserves water and chemicals through precise control of the amount and timing of the application.

      Markets - General. Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield.

      The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.

      The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or technologically outmoded; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. More efficient use of the basic natural resources of land, water, and energy helps drive demand for center pivot and lateral move irrigation equipment. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water, and energy. The Company expects demand for center pivots and lateral moves to continue to increase relative to other irrigation methods because center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized.

The following table describes the Company's total irrigation and diversified products revenues for the past three years. United States export revenue is included in the region of destination.

                                                                 FOR THE  YEARS ENDED AUGUST 31,
                                                 -------------------------------------------------------------------
($ IN MILLIONS)                                   2004       2004        2003        2003        2002       2002
                                                 --------  ----------   --------   ----------   --------  ----------
                                                           % of Total              % of Total             % of Total
                                                 Revenues   Revenues    Revenues    Revenues    Revenues   Revenues
                                                 --------  ----------   --------   ----------   --------  ---------
United States..................................  $  145.7     74        $ 125.0        76       $  113.8     78
Europe,  Africa,  Australia, & Middle East.....      30.3     15           23.3        14           17.2     12
Mexico & Latin America.........................      16.5      9           10.7         7            6.0      4
Other  International...........................       4.2      2            4.4         3            8.9      6
                                                 --------    ---        -------       ---       --------    ---
Total Revenues.................................  $  196.7    100        $ 163.4       100       $  145.9    100

      United States Market. In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 190 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer's requirements, assemble and erect the system in the field from the parts delivered from the Company, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, or farm structures.

      International Market. Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil, and South Africa serving the key European, South American, and Southern African markets, respectively. The Company exports its equipment from the U.S. to other international markets. The majority of the Company's U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

      The Company's international markets differ significantly with respect to the need for irrigation, the ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements, and the difficulty of on-site erection. The Company's industry position is such that it believes that it will likely be approached as a potential supplier for most major international agricultural development projects utilizing center pivot or lateral move irrigation systems.

      Competition. The U.S. center pivot irrigation systems industry has seen significant consolidation of manufacturers over the years; four primary manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company's engineering and research expenses totaled $2.9 million, $2.6 million, and $2.4 million for fiscal years 2004, 2003, and 2002, respectively. There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it generally competes favorably with respect to these factors.

DIVERSIFIED PRODUCTS

Seeking to expand the throughput of its manufacturing facility and operation, the Company began in 1987 to more fully utilize its capacity by providing outsource manufacturing services and selling large-diameter steel tubing. The Company's customer base includes certain large industrial companies. Each benefits from the Company's design and engineering capabilities as well as the Company's ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, punching, forming, galvanizing and hydraulic, electrical, and mechanical assembly.

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U.
S. customers usually peak during the Company's second and third quarters for the spring planting period.

CUSTOMERS

Management believes that overall, the Company is not dependent on a single customer. The diversified products segment, however, is largely dependent on a few customers. While the loss of any substantial customer could have a short-term impact on the Company's business, the Company believes that its diverse distribution channels and customer base reduces the long-term impact of any such loss.

ORDER BACKLOG

As of August 31, 2004, the Company had an order backlog of $16.5 million, a decrease of 24.7% from $21.9 million at August 31, 2003. Fiscal year ended August 31, 2004 order backlog decrease of $5.4 million was primarily attributable to changes in pricing policy. The Company now requires orders booked to be shipped within 30 days or they are subject to re-pricing. At fiscal year end 2004, the Company had a $12.3 million order backlog for irrigation equipment, compared to $19.3 million at fiscal year end 2003. At fiscal year end 2004, order backlog for diversified products totaled $4.2 million, compared to $2.6 million at fiscal year end 2003. The Company expects that the existing backlog of orders can be filled in fiscal 2005.

      Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer's firm order. Orders from U.S. dealers are accompanied with a $1,000 down payment unless they are purchasing through a Company program and the down payment is 10% of purchase price. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company's international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners, and electrical components (motors, switches, cable, and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2004, 2003, and 2002 were $5.0 million, $1.9 million and $2.2 million, respectively. Fiscal 2004 capital expenditures were used primarily for updating manufacturing plant and equipment, expanded manufacturing capacity, and to further automate the Company's facilities. Capital expenditures for fiscal 2005 are expected to be approximately $4.0 to $5.0 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities, and increase productivity.

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

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at fiscal year end 2004, 2003, and 2002 were 639, 620, and 575, respectively. None of the Company's U.S. employees are represented by a union. Certain of the Company's foreign employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification, and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Management does not believe any future material capital and operational expenditures for such issues are required.

SUBSIDIARIES

The Company has five wholly owned operating subsidiaries: Lindsay
Transportation, Inc., Lindsay Europe SA, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., and Lindsay Manufacturing Africa (PTY) Ltd.

      Lindsay Transportation, Inc. was formed in 1975. It owns approximately 110 trailers and, through lease of tractors and arrangements with independent drivers, supplies the ground transportation in the United States and Canada for the Company's products and the bulk of incoming raw materials, and hauls other products on backhauls.

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

      Lindsay Manufacturing Africa (PTY) Ltd, located in South Africa, was organized in September 2002 and is a manufacturer and marketer of irrigation equipment for the southern African market.

      The Company also has three non-operational subsidiaries.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company's primary production facility is located in the United States, but it also has smaller production facilities in France, Brazil, and South Africa. Most financial transactions are in U.S. dollars, although sales from the Company's foreign subsidiaries, which were less than 16% of total consolidated Company sales in fiscal 2004, are conducted in local currencies.

      A portion of the Company's cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk of foreign currency fluctuations. To date, the Company has not entered into any foreign currency exchange contracts to hedge any risk to foreign currency. For information on international revenues, see Note Q to the Consolidated Financial Statements entitled "Industry Segment Information" included in Item 8 of Part II of this report.

INFORMATION AVAILABLE ON LINDSAY WEBSITE

We make available free of charge on our website, through a link to the SEC website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company's internet address is http://www.lindsaymanufacturing.com. The following documents are also posted on the Company's website:

Audit Committee Charter
Compensation Committee Charter
Corporate Governance and Nominating Committee Charter
Corporate Governance Principles
Code of Ethical Conduct
Code of Business Conduct and Ethics

These documents are also available in print to any shareholders who requests, by sending a letter addressed to the Secretary of the Company.

NEW YORK STOCK EXCHANGE CERTIFICATION

On March 19, 2003, the Company's Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date.

ITEM 2 - PROPERTIES

The Company owns and occupies 43 acres in Lindsay, Nebraska. The Lindsay, Nebraska facility has eight separate buildings. In addition, the Company owns 79 acres adjacent to its primary property. This land is used for research, development, and testing purposes.

      The French facility was acquired to provide a European location for the manufacture of its irrigation products. The French facility consists of three separate buildings situated on approximately 3.5 acres.

      The Irrigation Specialists Inc. dealership occupies several leased buildings at four separate retail locations based in the eastern Washington state region. These leases expire over a remaining term of ten years.

      The Company's Brazilian facility is operated under a lease cancelable by the Company, which expires in 2008. The Brazilian facility consists of two main buildings.

      The Company's South African subsidiary has two separate facilities. One facility is operated under a lease cancelable by the Company, which expires in 2007. This facility consists of a single main building. The other South African facility is operated under a lease which expires February 2005 and then becomes a month-to-month option.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. Mr. Parod is the only executive officer of the Company with an employment agreement. This agreement extends through April 2005. All other executive officers of the Company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person to which he was selected as an officer.

                                AGE                         POSITION
                                ---                         --------
Richard W. Parod                 51         President and Chief Executive Officer
Matthew T. Cahill                42         Vice President - Manufacturing
Thomas Costanza                  38         Corporate Controller
David B. Downing                 49         Vice President and Chief Financial Officer
Gary E. Kaplan                   43         Vice President-Market Services
Bruce C. Karsk                   52         Executive Vice President, Treasurer and Secretary
Dirk A. Lenie                    50         Vice President - Marketing
Charles H. Meis                  58         Vice President - Engineering
Robert S. Snoozy                 58         Vice President - Domestic Sales
Douglas J. Twyford               49         Vice President - International Sales

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

      Mr. David B. Downing is Vice President and Chief Financial Officer, and has held such position since August 2004 when he joined the Company. Prior to August 2004, Mr. Downing was President of FPM L.L.C., a heat-treating company in Elk Grove Village, Illinois, after joining the company in January 2001 as Vice President and Chief Financial Officer. From July 1998 to December 2000, Mr. Downing was Vice President and Controller for Thermo-King, a unit of Ingersoll-Rand Company Limited, which manufactures transport refrigeration equipment.

         Mr. Gary E. Kaplan is Vice President - Market Services of the Company, and has held such position since September 2004. Prior to that time and since 1997, Mr. Kaplan was Director of Customer Care at The Toro Company, a manufacturer of various irrigation systems in Riverside, California.

      Mr. Bruce C. Karsk is Executive Vice President, Treasurer and Secretary of the Company, and has held such positions since January 2001. Prior to August 2004, Mr. Karsk was Chief Financial Officer. From 1984 through January 2001 Mr. Karsk was Vice President - Finance, Treasurer and Secretary. Mr. Karsk began his employment with the Company in 1979.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". As of November 1, 2004 there were approximately 160 shareholders of record and an estimated 2,200 beneficial shareholders.

The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:

                        Fiscal 2004 Stock Price          Fiscal 2003 Stock Price
                      ----------------------------      ---------------------------
                       HIGH      LOW     DIVIDENDS       HIGH     LOW     DIVIDENDS
                      ------    ------   ---------      ------   ------   ---------
First Quarter         $24.53    $20.05    $0.050        $25.70   $20.95     $0.035
Second Quarter         26.87     23.90     0.050         25.24    18.45      0.035
Third Quarter          26.15     22.90     0.050         23.00    17.75      0.035
Fourth Quarter         24.96     22.70     0.055         24.45    20.00      0.050
Year                  $26.87    $20.05    $0.205        $25.70   $17.75     $0.155

Equity Compensation Plan Information- The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2004:

                                           (a)                (b)                        (c)
                                   NUMBER OF SECURITIES   WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                   TO BE ISSUED UPON      EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE
                                      EXERCISE OF            OUTSTANDING          UNDER EQUITY COMPENSATION
                                   OUTSTANDING OPTIONS,   OPTIONS, WARRANTS,    PLANS (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS, AND RIGHTS        AND RIGHTS        REFLECTED IN COLUMN (a)) (1)
       -------------              ---------------------   ------------------    ------------------------------
Equity compensation plans
approved by security holders (2)          879,133               $21.11                     302,996
Equity compensation plans not
approved by security holders (3)          350,000               $14.00                          --
                                        ---------                                          -------
Total............................       1,229,133               $19.06                     302,996
                                        =========                                          =======

(1) The Company's 2001 Amended and Restated Long-Term Incentive Plan (the "2001 Plan") allows for the issuance of up to 180,000 shares of restricted common stock (not subject to the exercise of an option, warrant or right). As of November 15, 2003, 180,000 shares of restricted common stock were available for issuance under the 2001 Plan.

(2) Plans approved by shareholders include the Company's Amended and Restated 1991 Long-Term Incentive Plan and the 2001 Plan.

(3) Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by stockholders.

      Purchases of equity securities by the issuer and affiliated purchases- The Company made no repurchases of its common stock under the Company's stock repurchase plan during the fiscal year ended August 31, 2004; therefore, tabular disclosure is not presented. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. During August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise.

ITEM 6 - SELECTED FINANCIAL DATA

                                                          FOR THE YEARS ENDED AUGUST 31,
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)   2004    2003    2002    2001    2000    1999    1998    1997    1996     1995
---------------------------------------  ------  ------  ------  ------  ------  ------  ------  ------  ------   ------
Operating revenues                       $196.7  $163.4  $145.9  $126.7  $129.8  $116.7  $155.7  $158.3  $136.2   $111.8
Gross profit                               39.5    39.7    32.9    27.9    31.6    30.6    42.8    40.9    32.7     25.9
Selling, general and
 administrative, and
 engineering and research
 expenses                                  27.5    23.4    19.8    17.2    15.0    15.4    15.5    14.2    13.2     11.7
Restructuring charges                         -       -       -     0.9       -       -       -       -       -        -
Operating income                           12.0    16.4    13.1     9.8    16.6    15.2    27.3    26.7    19.5     14.2
Net earnings      (2)                       9.3    12.9    10.7     8.2    13.4    12.9    23.7    20.3    16.7     11.9
Net earnings per share
 (1) (2)                                   0.78    1.08    0.90    0.69    1.07    0.97    1.63    1.36    1.10     0.74
Cash dividends per share                  0.205   0.155    0.14    0.14    0.14    0.14   0.125   0.091   0.067        -
Property, plant and
 equipment, net                            16.4    13.9    14.5    14.9    15.9    15.4    14.1    11.1     9.7      7.2
Total assets                              139.0   131.2   114.7   101.9    97.2   101.6   109.9   108.7    97.3     86.5
Long-term obligation                          -       -       -       -       -       -     0.1     0.3       -        -
Return on sales                             4.7%    7.9%    7.4%    6.5%   10.3%   11.1%   15.2%   12.8%   12.3%    10.6%
Return on beginning
 assets (3)                                 7.1%   11.2%   10.7%    8.4%   13.2%   11.7%   21.8%   20.9%   19.3%    13.4%
Diluted weighted average
 shares                                  11.947  11.896  11.858  11.900  12.503  13.285  14.556  14.980  15.226   15.993

(1)   Per share amounts are calculated using diluted average shares outstanding.

(2) Fiscal 1998 includes non-operating income of $4.0 million ($2.7 after taxes) or $0.18 per share from the settlement of litigation.

(3)   Defined as net earnings divided by beginning of period total assets.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONCERNING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2005 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW- The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls and chemical injection systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. In addition to irrigation equipment, the Company also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract basis for certain industrial companies. The Company sells its products primarily to an independent dealer network, world-wide, who resell to their customer, the farmer. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has production facilities in France, South Africa, and Brazil.

Key factors which impact demand for the Company's products include agricultural commodity prices, crop yields, weather, environmental regulations, and interest rates. Demand for the Company's products remained strong during fiscal 2004. Drought conditions in the western United States continued to drive strong demand for irrigation equipment. International sales showed strong growth as the Company continued to penetrate those markets, aided by strong agricultural commodity prices.

Throughout 2004 the Company's raw material costs were significantly and adversely affected by the rapid rise in steel costs which essentially doubled during the year. The Company responded by increasing selling prices, but margins were eroded as pricing did not fully offset the increased costs. Pricing policies have been changed, manufacturing lead times shortened, and forecasting models improved to help the Company better respond to raw material cost changes.

Compliance with Sarbanes Oxley requirements impacted the expenses during 2004 and will be an ongoing focus. The Company, with the assistance of consultants, is documenting and strengthening internal controls to ensure compliance with the new regulations.

The Company will continue to focus on opportunities for growth both organically and through accretive acquisitions. Over the past four years, the Company has added the operations in Europe, South America, and South Africa. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. None of the international operations has achieved the operating leverage of the United States based operations.

Additional revenue expansion opportunities in other international markets, such as China and Eastern Europe, are being developed.

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

      Certain of the Company's accounting policies are critical, as these policies are most important to the presentation of the Company's consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during fiscal 2004.

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

      The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling revenue is reported as a component of operating revenues. Shipping and handling costs are reported as a component of cost of operating revenues. Shipping and handling revenues and costs are not significant to total operating revenues or cost of operating revenues. Customer rebates, cash discounts, and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Other sales incentives such as guarantees issued by the Company to support end-user customer financing are recognized as cost of sales. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for rebates payable and cash discounts expected.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Lindsay, Nebraska operation's inventories. Cost is determined by the weighted average method for inventories at the Company's other operating locations. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

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

RESULTS OF OPERATIONS

The following "Fiscal 2004 Compared to 2003" and the "Fiscal 2003 Compared to 2002" sections present an analysis of the Company's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note Q to the financial statements.

FISCAL 2004 COMPARED TO 2003

The following table provides highlights for fiscal 2004 compared with fiscal
2003:

                                           FOR THE YEARS ENDED
($ IN THOUSANDS)                               AUGUST 31,         % INCREASE
                                             2004      2003       (DECREASE)
                                           --------   --------    ---------
Consolidated
   Operating revenues ...................  $196,696   $163,374      20.4%
   Cost of operating revenues ...........  $157,179   $123,628      27.1
      Gross profit ......................  $ 39,517   $ 39,746      (0.6)
Gross margin ............................      20.1%      24.3%
Selling, engineering and research, and
     general and administrative expenses   $ 27,477   $ 23,380      17.5
Operating income ........................  $ 12,040   $ 16,366     (26.4)
Operating margin ........................       6.1%      10.0%
Interest income, net ....................  $  1,456   $  1,577      (7.7)
Other income, net .......................  $    270   $    844     (68.0)
Income tax provision ....................  $  4,480   $  5,900     (24.1)
Effective income tax rate ...............      32.5%      31.4%
Net earnings ............................  $  9,286   $ 12,887     (27.9)
Irrigation Equipment Segment (See Note Q)

Operating revenues ......................  $183,844   $151,320      21.5
Operating income (1) ....................  $ 27,226   $ 27,992      (2.7)
Operating margin ........................      14.8%      18.5%
Diversified Products Segment (See Note Q)
Operating revenues ......................  $ 12,852   $ 12,054       6.6
Operating income (1) ....................  $  1,143   $  1,237      (7.6)
Operating margin ........................       8.9%      10.3%

      (1) Excludes unallocated general & administrative and engineering & research expenses

REVENUES

Operating revenues for fiscal 2004 increased by $33.3 million or 20% over fiscal 2003. This increase was attributable to improved irrigation equipment revenues.

      Due to a favorable domestic market, domestic irrigation equipment revenues increased by $20.0 million or 18% over fiscal 2003. In the domestic market, revenue expansion was split approximately equally between sales volume gains and customer price increases. Conditions were generally favorable in the Company's domestic markets due to higher prices for many farm commodities earlier in fiscal 2004 (including corn, soybeans, wheat, and cotton). Other factors, such as low interest rates, additional first-year depreciation for capital investments, and higher land values also contributed to increased revenues from domestic irrigation sales.

      International irrigation equipment revenues increased by $12.5 million or 33% compared to fiscal 2003 due primarily to an increase in revenues from the Company's foreign operations, which increased $10.5 million over fiscal 2003. Revenues were stronger in the European and South American markets as the Company's operations in France and Brazil continued to develop. The European market reflected higher demand after the drought that was experienced there in fiscal 2003. The South American market reflected the impact in Brazil of strong demand due to the continued expansion of agricultural production in Brazil. Additionally, revenues from export sales to the Australian and Mexican regions were higher due to favorable market conditions. In total, for fiscal 2004, international revenues were 26% of total revenues, up from 24% of revenues in the previous year.

      Diversified revenues increased $798,000 or 7% compared to fiscal 2003. Revenues in this segment depend to a large degree on orders from a relatively small number of customers. The diversified products segment uses the same Lindsay, Nebraska physical plant resources as those used for irrigation equipment.

GROSS MARGIN

Gross margin was 20.1% for fiscal 2004 compared to 24.3% for fiscal 2003. Fiscal 2004 gross margins reflected significant increases in steel costs, which essentially doubled during this fiscal year. Although the Company was able to increase prices during the year, its ability to fully pass on steel cost increases to its customers was limited because firm sales prices committed to at the time of order acceptance generally did not fully reflect steel price increases effective at the time of production and due to competitive factors.

OPERATING EXPENSES

The Company's operating expenses increased $4.1 million or 17.5% over fiscal 2004. This increase in operating expenses reflects a $3.1 million (30%) increase in general and administrative expenses compared to fiscal 2003, reflecting higher general insurance costs of approximately $800,000, the $724,000 bad debt charge related to the insolvency of a Kansas dealership, in which the Company held a minority equity position, higher legal and other professional services costs associated with the Sarbanes-Oxley Act compliance of approximately $700,000, and approximately $700,000 associated with increased administrative personnel costs. Selling expenses increased by $631,000 (6%) compared to fiscal 2003 of which approximately $200,000 is related to new business additions. In addition, engineering and research expense increased by $332,000 (13%) reflecting marginally higher investments by the Company in new product development.

INTEREST INCOME, OTHER INCOME, AND TAXES

Fiscal 2004 interest income of $1.5 million was comparable to fiscal 2003. The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 months) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper.

      Fiscal 2004 other income decreased by $574,000 compared to fiscal 2003, primarily from a charge of $250,000 on its guarantee of certain bank loans relating to the Kansas irrigation dealership insolvency and equity loss of equity-method investments.

      The effective tax rate during fiscal 2004 was 32.5% compared to 31.4% for fiscal 2003. The increased effective tax rate reflects primarily a higher mix of foreign based income and related foreign statutory rates compared to U.S. based income and related U.S. effective rate. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income from its municipal bond investments.

      On October 22, 2004, the President signed into law American Jobs Creation Act of 2004 (the Act). The Company is evaluating the impact of changes to provisions related to the extra territorial exclusion, repatriation of foreign earnings, the effect of the manufacturing tax relief on the Company's effective tax rate in future periods and various other provisions of the Act.

NET EARNINGS

Net earnings were $9.3 million, or $0.78 per diluted share, for fiscal 2004, compared with $12.9 million, or $1.08 per diluted share, for fiscal 2003.

FISCAL 2003 COMPARED TO 2002

The following table provides highlights for fiscal 2003 compared with fiscal
2002.

                                           FOR THE YEARS ENDED
                                                AUGUST 31,        % INCREASE
($ IN THOUSANDS)                             2003      2002       (DECREASE)
----------------                           --------   --------    ----------
Consolidated
   Operating revenues ...................  $163,374   $145,890     12.0%
   Cost of operating revenues ...........  $123,628   $112,963      9.4
      Gross profit ......................  $ 39,746   $ 32,927     20.7
Gross margin ............................      24.3%      22.6%
Selling, engineering and research, and
     general and administrative expenses   $ 23,380   $ 19,811     18.0
Operating income ........................  $ 16,366   $ 13,116     24.8
Operating margin ........................      10.0%       9.0%
Interest income, net ....................  $  1,577   $  1,647     (4.3)
Other income, net .......................  $    844   $    617     36.8
Income tax provision ....................  $  5,900   $  4,650     26.9
Effective income tax rate ...............      31.4%      30.2%
Net earnings ............................  $ 12,887   $ 10,730     20.1
Irrigation Equipment Segment (See Note Q)

Operating revenues ......................  $151,320   $132,718     14.0
Operating income (1) ....................  $ 27,992   $ 22,216     26.0
Operating margin ........................      18.5%      16.7%
Diversified Products Segment (See Note Q)

Operating revenues ......................  $ 12,054   $ 13,172     (8.5)
Operating income (1) ....................  $  1,237   $  1,907    (35.1)
Operating margin ........................      10.3%      14.5%

      (1)Excludes unallocated general & administrative and engineering & research expenses

REVENUES

Operating revenues for fiscal 2003 increased by $17.5 million or 12% over fiscal 2002. This increase was attributable to irrigation equipment revenues which included full year revenues from Irrigation Specialists which was acquired in March 2002, the new operation in Brazil which was acquired in April 2002, and the South African operation which commenced in September 2002. These operations contributed operating revenue growth of $18.7 million.

      Domestic irrigation equipment revenues increased by $12.9 million or 13% over fiscal 2002. The increase was largely due to new revenues of $9.1 million from Irrigation Specialists, which was acquired in March 2002. In addition, domestic revenues remained strong in sections of the Midwest that were adversely affected by drought conditions during 2002. Overall, strong agricultural commodity prices, greater domestic net cash farm income, and the federal government sponsored Environmental Quality Incentives Program (EQIP) program increased demand for irrigation equipment purchases by enhancing grower profitability and liquidity. Low interest rates and accelerated federal tax depreciation schedules have also supported domestic irrigation equipment purchases.

      International irrigation equipment revenues increased by $5.7 million or 17% compared to fiscal 2002 due primarily to an increase in revenues from the Company's foreign operations, which increased $12.2 million over fiscal 2002, partially offset by a decrease in revenues from export sales to the Middle East region due to the political unrest there and lower sales to Canadian markets due to less favorable market conditions there. In total, for fiscal 2003, international revenues were 24% of total revenues, up from 22% of revenues in the previous year. See Note Q to the consolidated financial statements.

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

GROSS MARGIN

Gross margin of 24.3% for fiscal 2003 was improved over the 22.6% for fiscal 2002. Gross margin was positively impacted during the year by cost controls, increased manufacturing throughput which spreads fixed costs over higher volumes of production, an improved pricing environment, and a more favorable product mix compared to fiscal 2002.

OPERATING EXPENSES

Operating expenses during fiscal 2003 increased by $3.6 million or 18% over fiscal 2002. This increase is primarily reflecting increases in selling expenses and general and administrative expenses of $1.7 million or 19% each including advertising costs and professional fees. $2.4 million of the $3.6 million total increase in operating expenses reflects the full year of expenditures of Irrigation Specialists which was acquired in March 2002 and the full year operation of foreign operations in Brazil which was acquired in April 2002 and South Africa which formed in September 2002.

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

      The Company's cash and marketable securities totaled $56.3 million at August 31, 2004 compared with $62.8 million at August 31, 2003. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

      Cash flows provided by operations totaled $1.2 million during fiscal 2004 compared to $15.3 million during fiscal 2003. For fiscal 2004, cash flows provided by operations include an increase of $11.5 million for accounts receivable compared with a decrease of $2.5 million in fiscal 2003, and net earnings of $9.3 million. Accounts receivable increased primarily due to higher revenues occurring during the fourth quarter of fiscal 2004 compared to fiscal 2003, resulting from favorable market conditions and seasonal programs, timing of revenues within the quarter, and increased international receivables which have longer terms than domestic accounts. For fiscal 2003, cash flows provided by operations include increases in inventory of $2.6 million, decreases of $2.5 million for accounts receivable and net earnings of $12.9 million. Inventories increased as of August 31, 2003 over prior year due to growth at the Company's subsidiary operations and due to an increase in finished goods inventory that had previously been accounted for as consignment under a prior agreement.

      Cash flows used in investing activities totaled $5.7 million during fiscal 2004 compared to $10.5 million during fiscal 2003. Capital expenditures were $5.0 million during fiscal 2004 compared to $1.9 million during fiscal 2003. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2005 are expected to be approximately $4 to $5 million and will be used to improve the Company's facilities and expand its manufacturing capacity. Net proceeds from maturities or sales of marketable securities were $333,000 during fiscal 2004 compared to net purchases of marketable securities of $8.7 million during fiscal 2003. The Company invested $1.0 million during fiscal 2004 in a business acquisition and none during fiscal 2003.

      The Company has an unsecured revolving line of credit, which expires December 31, 2004, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (3.50% at August 31, 2004). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital. As of August 31, 2004, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at August 31, 2004).

      The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements.

INFLATION

The Company is subject to the effects of changing prices. During fiscal 2004, the Company realized dramatic and unprecedented increases in pricing for purchases of certain commodities, in particular steel products, used in the production of its products. While the cost outlook for commodities used in the Company's production of its products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sale price adjustments and by actively pursuing internal cost reduction efforts.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has certain off balance sheet arrangements as described in Note P to the consolidated financial statements. The Company does not believe these arrangements are reasonably likely to have a material effect on the Company's financial condition. During fiscal 2004, the Company incurred a charge of $250,000 on its guarantee of certain bank loans relating to the insolvency of a Kansas dealership in which the Company owned a minority equity interest.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make payments in the future. The table below sets forth the Company's significant future obligations by time period. Where applicable, information included in the Company's consolidated financial statements and notes is cross-referenced in this table.

($in thousands)
                                    Note              Less than   2-3      4-5    More than
     Contractual Obligations      Reference   Total    1 year    years    years    5 years
     -----------------------      ---------  -------  ---------  ------   ------  ----------
Leases..........................     M       $ 3,821    $   768  $1,361   $  959      $  733
Supplemental Retirement
Plan............................     N        10,777        313     626      734       9,104
                                             -------    -------  ------   ------   ---------
Total...........................             $14,598    $ 1,081  $1,987   $1,693      $9,837
                                             =======    =======  ======   ======   =========

MARKET CONDITIONS AND FISCAL 2005 OUTLOOK

For fiscal 2005, the Company expects unit volume growth in the international and domestic markets for irrigation equipment, but the Company remains uncertain as to the effect of future steel cost changes and the possible impact on the selling prices and demand for our products. The Company believes that it is taking appropriate action to shorten the pricing commitment period on orders received, maintain pricing discipline, prudently manage steel inventories, and place emphasis on achieving costs reductions.

The Company is pleased with the unit growth it achieved in the domestic market in fiscal 2004 and with the progress of its international business units. Each of them achieved excellent growth, and improved their market position. The markets for its international units and for export remain strong. Even though commodity prices have dropped off from last year's peak levels due to expectations for exceptional harvests and yields, and certain input costs are rising, demand drivers remain in place. Drought conditions, which continue to affect the western states, and growers needs for efficient, water-saving irrigation systems will continue to drive world-wide demand.

The Company will continue to create shareholder value by pursuing a balance of accretive acquisitions, organic growth opportunities, share repurchases and dividend payments.

RISK FACTORS

THE COMPANY'S DOMESTIC AND INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON THE AGRICULTURAL INDUSTRY. The Company's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek cheaper alternatives in the used irrigation equipment market.

THE COMPANY'S PROFITABILITY MAY BE NEGATIVELY AFFECTED BY INCREASES IN THE COST OF RAW MATERIALS, LABOR, AND ENERGY. There is a high level of price competition in the market for irrigation equipment. Therefore, the Company may not be able to recover all operating cost increases through price increases which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income, the regularity of rainfall, and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand, and freight costs.

THE COMPANY'S INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON FOREIGN MARKET CONDITIONS. Approximately one quarter of the Company's revenues are generated from international sales. Specifically, international revenues are generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, and South America. In addition to general economic and political stability, the Company's international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability, armed hostilities, and similar incidents.

THE COMPANY'S DIVERSIFIED PRODUCT REVENUES ARE DEPENDENT ON SALES TO A FEW LARGE CUSTOMERS, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S PROFITABILITY. Approximately 6.5% of the Company's revenues are generated from sales of its diversified products (outsource manufacturing services and the sale of large diameter steel tubing). While we anticipate that these customers will each continue to be significant outsource manufacturing customers, the loss of one or more of these customers could have an adverse effect on the revenues the Company earns from outsource manufacturing and its overall profitability.

COMPLIANCE WITH APPLICABLE ENVIRONMENTAL REGULATIONS OR STANDARDS MAY REQUIRE ADDITIONAL CAPITAL AND OPERATIONAL EXPENDITURES. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification, and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Management does not believe any future material capital and operational expenditures for such issues are required.

      NEW DISCLOSURE RULES REGARDING INTERNAL CONTROLS MAY INCREASE AUDIT RISK. Beginning in fiscal year 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company's annual report on Form 10-K to include a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting and a statement that the Company's independent auditor has issued an attestation report on management's assessment of the Company's internal controls over financial reporting. While the Company has not yet identified any material weaknesses in internal controls over financial reporting, there are no assurances that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and/or the Company's independent auditor may not be able to conclude that the Company's internal controls over financial reporting are effective.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market value of the Company's investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the maturity of these securities is relatively short, making their value less susceptible to interest rate fluctuations.

      The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in local currency. The Company's most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

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

/s/ Richard W. Parod                    /s/ David B. Downing
---------------------------             -----------------------------------
Richard W. Parod                        David B. Downing
President and                           Vice President, Chief Financial Officer
Chief Executive Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:

We have audited the accompanying consolidated balance sheets of Lindsay Manufacturing Co. and subsidiaries (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP
                                        ------------------------
                                        KPMG LLP

Omaha, Nebraska
October 8, 2004

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEARS ENDED AUGUST 31,
                                               ----------------------------
(IN THOUSANDS, EXCEPT  PER SHARE  AMOUNTS)      2004       2003      2002
------------------------------------------     --------  --------  --------
Operating revenues ..........................  $196,696  $163,374  $145,890
Cost of operating revenues ..................   157,179   123,628   112,963
                                               --------  --------  --------
Gross profit ................................    39,517    39,746    32,927
                                               --------  --------  --------
Operating expenses:
    Selling expense .........................    11,148    10,517     8,804
    General and administrative expense ......    13,419    10,285     8,630
    Engineering and research expense ........     2,910     2,578     2,377
                                               --------  --------  --------
Total  operating expenses ...................    27,477    23,380    19,811
                                               --------  --------  --------
Operating income ............................    12,040    16,366    13,116
Interest income, net ........................     1,456     1,577     1,647
Other income, net ...........................       270       844       617
                                               --------  --------  --------
Earnings before income taxes ................    13,766    18,787    15,380
Income tax provision ........................     4,480     5,900     4,650
                                               --------  --------  --------
Net earnings ................................  $  9,286  $ 12,887  $ 10,730
                                               ========  ========  ========
Basic net earnings per share ................  $   0.79  $   1.10  $   0.92
                                               ========  ========  ========
Diluted net earnings per share ..............  $   0.78  $   1.08  $   0.90
                                               ========  ========  ========
Weighted average shares outstanding - basic      11,756    11,729    11,674
                                               ========  ========  ========
Weighted average shares outstanding - diluted    11,947    11,896    11,858
                                               ========  ========  ========

                                                      SHARES OF                        CAPITAL IN
                                                 ----------------------                  EXCESS
                                                   COMMON     TREASURY     COMMON     OF STATED     RETAINED
                                                   STOCK       STROCK      STROCK       VALUE       EARNINGS
                                                 ----------  ----------  ----------   ----------   ----------
( IN THOUSANDS, EXCEPT  PER  SHARE  AMOUNTS)
Balance at August 31, 2001 ....................  17,368,029   5,724,069  $   17,368   $    2,079   $  154,166
Comprehensive income:
     Net earnings .............................           -           -           -            -       10,730
     Other comprehensive income:
          Currency translation ................           -           -           -            -            -
          Minimum pension liability, net of tax           -           -           -            -            -

Total comprehensive income ....................           -
Cash dividends ($0.140 per share) .............           -           -           -            -       (1,631)
Net issued under stock option plan ............      62,319           -          22         (349)           -
Proceeds from stock option exercise ...........           -           -          40          473            -
Stock option tax benefits .....................           -           -           -          269            -
                                                 ----------  ----------  ----------   ----------   ----------
Balance at August 31, 2002 ....................  17,430,348   5,724,069      17,430        2,472      163,265
                                                 ----------  ----------  ----------   ----------   ----------
Comprehensive income:
     Net earnings .............................           -           -           -            -       12,887
     Other comprehensive income:
         Unrealized loss on available
            for sale securities ...............           -           -           -            -            -
         Currency translation .................           -           -           -            -            -
         Minimum pension liability, net of tax            -           -           -            -            -

Total comprehensive income ....................
Cash dividends ($0.155 per share) .............           -           -           -            -       (1,819)
Net issued under stock option plan ............      29,213           -          27          (56)           -
Proceeds from stock option exercise ...........           -           -           3           36            -
Stock option tax benefits .....................           -           -           -           32            -
                                                 ----------  ----------  ----------   ----------   ----------
Balance at August 31, 2003 ....................  17,459,561   5,724,069      17,460        2,484      174,333
                                                 ----------  ----------  ----------   ----------   ----------
Comprehensive income:
     Net earnings .............................           -           -           -            -        9,286
     Other comprehensive income:
         Unrealized net gain on available
            for sale securities, net of tax ...           -           -           -            -            -
         Currency translation .................           -           -           -            -            -
         Minimum pension liability, net of tax            -           -           -            -            -

Total comprehensive income ....................
Cash dividends ($0.205 per share) .............           -           -           -            -       (2,410)
Net issued under stock option plan ............      34,280           -          (6)        (127)           -
Proceeds from stock option exercise ...........           -           -          40          452            -
Stock option tax benefits .....................           -           -           -          157            -
                                                 ----------  ----------  ----------   ----------   ----------
Balance at August 31, 2004 ....................  17,493,841   5,724,069  $   17,494   $    2,966   $  181,209
                                                 ==========  ==========  ==========   ==========   ==========

                                                              ACCUMULATED
                                                                OTHER            TOTAL
                                                  TREASURY   COMPREHENSIVE   SHAREHOLDERS'
                                                   STOCK     INCOME (LOSS)      EQUITY
                                                 ----------  -------------   -------------
Balance at August 31, 2001 ....................  $  (89,898) $     (674)     $   83,041
Comprehensive income:
     Net earnings .............................           -           -          10,730
     Other comprehensive income:
          Currency translation ................           -        (191)           (191)
          Minimum pension liability, net of tax           -         (49)            (49)
                                                                             ----------
Total comprehensive income ....................                                  10,490
Cash dividends ($0.140 per share) .............           -           -          (1,631)
Net issued under stock option plan ............           -           -            (327)
Proceeds from stock option exercise ...........           -           -             513
Stock option tax benefits .....................           -                         269
                                                 ----------  ----------      ----------
Balance at August 31, 2002 ....................     (89,898)       (914)         92,355
                                                 ----------  ----------      ----------
Comprehensive income:
     Net earnings .............................           -           -          12,887
     Other comprehensive income:
         Unrealized loss on available
            for sale securities ...............           -         (87)            (87)
         Currency translation .................           -       1,357           1,357
         Minimum pension liability, net of tax            -        (444)           (444)
                                                                             ----------
Total comprehensive income ....................                                  13,713
Cash dividends ($0.155 per share) .............           -           -          (1,819)
Net issued under stock option plan ............           -           -             (29)
Proceeds from stock option exercise ...........           -           -              39
Stock option tax benefits .....................           -           -              32
                                                 ----------  ----------      ----------
Balance at August 31, 2003 ....................     (89,898)        (88)        104,291
                                                 ----------  ----------       ---------
Comprehensive income:
     Net earnings .............................           -           -           9,286
     Other comprehensive income:
         Unrealized net gain on available
            for sale securities, net of tax ...           -         272             272
         Currency translation .................           -         201             201
         Minimum pension liability, net of tax            -          28              28
                                                                             ----------
Total comprehensive income ....................                                   9.787
Cash dividends ($0.205 per share) .............           -           -          (2,410)
Net issued under stock option plan ............           -           -            (133)
Proceeds from stock option exercise ...........           -           -             492
Stock option tax benefits .....................           -           -             157
                                                 ----------  ----------      ----------
Balance at August 31, 2004 ....................  $  (89,898) $      413      $  112,184
                                                 ==========  ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   AT AUGUST 31,
($ IN THOUSANDS, EXCEPT PAR VALUES)                                              2004         2003
-----------------------------------                                            ---------   ---------
ASSETS
Current assets:
   Cash and cash equivalents ................................................  $   8,973   $  15,368
   Marketable securities ....................................................     14,802       8,770
   Receivables, net .........................................................     34,369      22,970
   Inventories, net .........................................................     19,780      20,019
   Deferred income taxes ....................................................      1,026       2,301
   Other current assets .....................................................      2,422       1,010
                                                                               ---------   ---------
Total current assets ........................................................     81,372      70,438

Long-term marketable securities .............................................     32,527      38,674
Property, plant and equipment, net ..........................................     16,355      13,889
Other noncurrent assets .....................................................      8,747       8,219
                                                                               ---------   ---------
Total assets ................................................................  $139,001    $ 131,220
                                                                               ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................  $   9,117   $   8,228
   Other current liabilities ................................................     15,359      16,053
                                                                               ---------   ---------
Total current liabilities ...................................................     24,476      24,281
Pension benefits liabilities ................................................      2,169       2,315
Other noncurrent liabilities ................................................        172         333
                                                                               ---------   ---------
Total liabilities ...........................................................     26,817      26,929
                                                                               ---------   ---------

Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding) .........................          -           -
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,493,841 and 17,459,561 shares issued in 2004 and 2003, respectively)     17,494      17,460
   Capital in excess of stated value ........................................      2,966       2,484
   Retained earnings ........................................................    181,209     174,333
   Less treasury stock (at cost, 5,724,069 shares) ..........................    (89,898)    (89,898)
   Accumulated other comprehensive income (loss), net .......................        413         (88)
                                                                               ---------   ---------
Total shareholders' equity ..................................................    112,184     104,291
                                                                               ---------   ---------
Total liabilities and shareholders' equity ..................................  $ 139,001   $ 131,220
                                                                               =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED AUGUST 31,
                                                                                  ------------------------------
($ IN THOUSANDS)                                                                    2004       2003       2002
----------------                                                                  --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ................................................................  $  9,286   $ 12,887   $ 10,730
   Adjustments to reconcile net earnings to net cash
         provided by operating activities:
      Depreciation and amortization ............................................     2,969      3,525      3,402
      Amortization of marketable securities premiums, net ......................       149       (145)      (212)
      Gain on sale of property, plant and equipment ............................       (29)       (76)       (78)
      Provision for uncollectible accounts receivable ..........................       760       (275)       271
      Deferred income taxes ....................................................     1,034        272       (242)
      Stock option tax benefits ................................................       157         32        269
      Equity in net loss (earnings) of equity-method investments ...............        73       (125)      (253)
      Other, net ...............................................................      (204)      (152)      (268)
   Changes in assets and liabilities:
      Receivables, net .........................................................   (11,507)     2,514       (628)
      Inventories, net .........................................................       920     (2,578)    (2,720)
      Other current assets .....................................................    (1,428)      (119)      (308)
      Accounts payable, trade ..................................................       749       (564)    (2,177)
      Other current liabilities ................................................       436        189      1,347
      Current taxes payable ....................................................    (1,443)     1,446        397
      Other noncurrent assets and liabilities ..................................      (717)    (1,524)       450
                                                                                  --------   --------   --------
      Net cash provided by operating activities ................................     1,205     15,307     11,236
                                                                                  --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment ..................................    (5,037)    (1,918)    (2,217)
   Acquisitions of businesses ..................................................    (1,025)         -     (4,813)
   Proceeds from sale of property, plant and equipment .........................        43         63        206
   Purchases of marketable securities held-to-maturity .........................    (2,982)   (12,465)   (15,904)
   Proceeds from maturities of marketable securities held-to-maturity ..........     6,676     14,232      7,555
   Purchases of marketable securities available-for-sale .......................   (11,817)   (10,445)         -
   Proceeds from maturities or sales of marketable securities available-for-sale     8,456          -          -
   Equity investment ...........................................................         -          -        (80)
                                                                                  --------   --------   --------
   Net cash used in investing activities .......................................    (5,686)   (10,533)   (15,253)
                                                                                  --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of options under stock option plan ...................       492         39        513
   Dividends paid ..............................................................    (2,410)    (1,819)    (1,631)
                                                                                  --------   --------   --------
      Net cash used in financing activities ....................................    (1,918)    (1,780)    (1,118)
                                                                                  --------   --------   --------
   Effect of foreign exchange rate changes on cash .............................         4        (51)       (15)
                                                                                  --------   --------   --------
   Net increase (decrease) in cash and cash equivalents ........................    (6,395)     2,943     (5,150)
   Cash and cash equivalents, beginning of period ..............................    15,368     12,425     17,575
                                                                                  --------   --------   --------
   Cash and cash equivalents, end of period ....................................  $  8,973   $ 15,368   $ 12,425
                                                                                  ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid ...........................................................  $  6,246   $  5,753   $  4,397
   Interest paid ...............................................................  $    119   $     73   $    140

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Lindsay Manufacturing Co. (the "Company" or "Lindsay") manufactures automated agricultural irrigation systems and sells these products in both the U.S. and international markets. The Company also manufactures large diameter steel tubing products and manufactures and assembles agricultural and construction equipment on a contract manufacturing basis for other manufacturers. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company's corporate office is located in Omaha, Nebraska, USA. The Company also has foreign operating subsidiaries which manufacture irrigation equipment in France, Brazil, and South Africa, and owns a retail irrigation dealership with four locations in the State of Washington ("Irrigation Specialists").

      Notes to the consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

The significant accounting policies of the Company are as follows:

(1) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

(2) STOCK BASED COMPENSATION

The Company maintains a stock option plan and accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Net earnings does not reflect stock-based employee compensation cost as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                             FOR THE  YEARS ENDED AUGUST 31,
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                        2004        2003         2002
----------------------------------------                     ---------   ----------   ---------
Net earnings, as reported .................................  $   9,286   $   12,887   $   10,730
   Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
    net of related tax effects ............................     (1,244)      (1,057)      (1,191)
                                                             ---------   ----------   ----------
Proforma net earnings .....................................  $   8,042   $   11,830   $    9,539
                                                             =========   ==========   ==========

Earnings per share:
    Basic-as reported .....................................  $    0.79   $     1.10   $     0.92
    Basic-pro forma .......................................  $    0.68   $     1.01   $     0.82

    Diluted-as reported ...................................  $    0.78   $     1.08   $     0.90
    Diluted-pro forma .....................................  $    0.67   $     0.99   $     0.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2004, 2003, and 2002: dividend yield of 0.6% to 0.7%, expected volatility of 35.3% to 36.5%, risk-free interest rates ranging from 4.0% to 4.8 %, and expected lives of the options of 7 years. The weighted average fair value of options granted during fiscal 2004, 2003, and 2002 was $11.27, $8.36, and $9.65, respectively.

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

      The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling revenue is reported as a component of operating revenues. Shipping and handling costs are reported as a component of cost of operating revenues. Shipping and handling revenues and costs are not significant to total operating revenues or cost of operating revenues. Customer rebates, cash discounts, and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Other sales incentives such as guarantees issued by the Company to support end-user customer financing are recognized as cost of sales. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for rebates payable and cash discounts expected.

(4) WARRANTY COSTS

Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.

      Warranty costs were $1.5 million, $1.4 million, and $1.3 million for the fiscal years ended August 2004, 2003, and 2002, respectively.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At August 31, 2004, the Company's cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

      During 2004, the Company transferred all of its securities classified as part of the Company's held-to-maturity portfolio to an available-for-sale securities portfolio. The net carrying amount (amortized cost) of the securities at the date transferred was $30.3 million and resulted in the recognition of a net unrealized gain of $208,000 in accumulated other comprehensive income (net of related income taxes of $79,000). The transfer of securities resulted from management's revision of its investment policy in light of the changes in the Company's overall business strategy, which considered the possibility that the securities may be liquidated prior to the maturity of the debt securities. As a result of the transfer of securities from the held-to-maturity portfolio, the Company does not expect to classify new acquisitions of securities as held-to-maturity for a period of at least two years.

At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Following management's decision to transfer debt securities from the held-to-maturity portfolio, the Company will not designate purchases to the held-to-maturity portfolio for a period of at least two years. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2004, 2003, or 2002. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the maturities of these securities is relatively short, making their value less susceptible to interest rate fluctuations.

(6) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company's Lindsay, Nebraska inventory. Cost is determined by the weighted average method for inventories at the Company's other operating locations in Washington State, France, Brazil, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant, equipment, and capitalized lease assets are stated at cost. The Company's policy is to capitalize major expenditures and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 20 to 30 years; equipment -- three to 10 years; other -- two to 20 years; and leasehold improvements -- term of lease. All of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying amount of the asset, a loss is recognized based upon the difference between the fair value of the asset and its carrying value. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resultant gain or loss is included in operating income in the consolidated statements of operations.

(8) EQUITY INVESTMENTS

Other assets include a 39% minority investment held by the Company in an irrigation dealership based outside of the United States. This investment is accounted for on the equity method. The Company's investment in this company is reviewed periodically to determine if its fair value has declined below the cost of the investment on an other-than-temporary basis, in which case an impairment loss would be recognized.

      During fiscal 2004, due to the insolvency and liquidation of a Kansas irrigation dealership in which the Company held a 25% minority interest, the Company wrote-off the value of the investment which was deemed to be immaterial. The Company also incurred a bad debt charge during fiscal 2004 of $724,000 and a $250,000 charge relating to bank guarantees associated with this dealership.

(9) GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets arising from acquisitions. SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its evaluation of goodwill recoverability at August 31, 2004. No impairment losses were indicated as a result of the annual impairment testing under SFAS No. 142. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company adopted the provisions of SFAS No. 142 during the first quarter of fiscal 2003, as required, and accordingly no longer amortizes any goodwill. Amortization expense of goodwill for fiscal year 2002 was immaterial.

(10) NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share includes the incremental dilutive effect of stock options.

      The following table summarizes options outstanding but excluded from the computation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares:

           AUGUST 31,                              AUGUST                                 AUGUST
             2004                                 31, 2003                                31, 2002
           ----------                             --------                               ---------
            Weighted                              Weighted                               Weighted
           ----------                             --------                               ---------
            Average                               Average                                 Average
Shares       Price         Expire      Shares      Price        Expire          Shares    Price           Expire
------     ----------  --------------  -------   ----------  --------------     -------  ---------    ---------------
                       November 2007-                        November 2007-                           September 2007-
305,813      $25.86     August 2014    170,750     $25.98       May 2012        203,562   $25.97         May 2012
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

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation No. 46R, a revision of Interpretation No. 46. The Company has adopted FIN 46 and FIN 46R during fiscal 2004. The adoption of this standard did not have a material impact on the Company's consolidated financial position or net income.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no material effect on the Company's financial position or net income.

In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 had no material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," amendments of FASB Statements No. 87, 88, and 106. This statement added certain disclosure requirements for the major categories of plan assets and expected returns, the accumulated pension benefit obligations, the measurement date used, the benefits expected to be paid to plan participants during the next ten years, the employer's contributions expected to be paid to the plans during the next fiscal year, and interim disclosure of the components of the benefit costs along with any revisions to the contributions expected to be paid to the plans for the current fiscal year. The annual disclosures are effective for the company's fiscal 2004 Form 10-K presented herein. SFAS No. 132 requires additional disclosure only and has no effect on the amounts reported in the Company's consolidated financial statements.

B. ACQUISITIONS

      During November 2001, the Company acquired certain assets of Injection Systems, Inc. for $255,000 in cash. This product line is marketed as injection systems under the GrowSmart brand. The assets acquired in this acquisition consisted of inventory of $41,000, fixed assets of $17,000, and intangibles including a patent of $100,000, plans/specifications of $75,000, and a tradename of $22,000. The patent is being amortized over its remaining life at the time of acquisition of 16 years; the plans/specifications are being amortized over an estimated realizable period at the time of acquisition of 20 years; and the tradename was amortized over a period of 12 months. There was no goodwill associated with this acquisition.

      During March 2002, the Company acquired the business of Irrigation Specialists, Incorporated for $3.6 million in cash. This 30 year old irrigation dealership based in Pasco, Washington is a strategic distribution channel in a key regional market. The purchase price allocated to assets and liabilities consisted of trade accounts receivable of $2.8 million, inventory of $2.5 million, fixed assets of $820,000, non-compete agreement of $300,000, tradename/trademark of $120,000, trade payables of $2.7 million and other liabilities of $335,000. The non-compete agreement is being amortized over 5 years. The tradename/trademark is carried at its fair value supported by the incremental value of the business' operating results considered to be generated. There was no goodwill associated with this acquisition.

      During April 2002, the Company acquired a portion of the assets of Hidro Power Industria E Comercio De Equipamentos for $979,000 in cash and direct acquisition costs of $161,000. This irrigation equipment production and sales operation (now Lindsay America do Sul Ltda.) provides the Company an important base in a key international market. The assets acquired in this acquisition included inventory of $130,000, fixed assets of $190,000, other assets of $80,000, goodwill of $469,000, and a non-compete covenant of $110,000. The non-compete agreement is being amortized over three years. The goodwill is not being amortized.

      During June 2004, the Company's subsidiary, Lindsay Manufacturing Africa
(PTY) Ltd acquired the assets of Stettyn, a manufacturer of center pivots in South Africa, for $1.0 million in cash. Stettyn specializes in standard height, four-inch pivot systems designed for the growing market segment of farmers who want an economical irrigation system with smaller parcels of land. The Company's preliminary allocation of purchase price for this acquisition consisted of inventory of $560,000, fixed assets of $265,000, receivables of $465,000, and other current liabilities of $265,000.

      Pro forma data is not presented for acquisitions, as these amounts are considered immaterial.

C. OTHER COMPREHENSIVE INCOME (LOSS), NET

The components of accumulated other comprehensive income (loss) consists of the following:

                                                                                FOR THE YEARS ENDED AUGUST 31,
$ IN THOUSANDS                                                                       2004              2003
---------------                                                                     -------          --------
Accumulated other comprehensive income (loss), net:
   Unrealized gain (loss) on available for sale securities, net of tax...           $   185          $    (87)
   Currency translation .................................................             1,363             1,162
   Minimum pension liability, net of tax.................................            (1,135)           (1,163)
                                                                                    -------          --------
Total accumulated other comprehensive income (loss), net ................           $   413          $    (88)
                                                                                    =======          =========

The deferred tax components of accumulated other comprehensive income consists of the following:

                                                                                      AUGUST 31,
$ IN THOUSANDS                                                                   2004       2003
---------------                                                                --------    -------
Unrealized gain on available for sale securities taxes:
        Federal deferred liability....................................         $    104    $     -
        State deferred liability......................................         $      9    $     -
Minimum pension liability taxes:
        Federal deferred asset........................................         $    629    $   656
        State deferred asset..........................................         $     52    $    73

D. OTHER INCOME, NET

                                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                                -----------------------------
$ IN THOUSANDS                                                                    2004      2003       2002
---------------                                                                 -------    -------    ------
Other income (expense), net:
   Cash surrender value of life insurance................................       $    90    $   122    $    66
   Foreign currency transaction gains, net ..............................           484        501        217
   Equity in net (loss) earnings of equity-method investments............           (73)       125        253
   Bank guarantee........................................................          (250)         -          -
   All other, net........................................................            19         96         81
                                                                                -------    -------    -------
Total other income, net .................................................       $   270    $   844    $   617
                                                                                =======    =======    =======

E. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

                                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                                -----------------------------
$ IN THOUSANDS                                                                    2004       2003      2002
---------------                                                                 -------    -------    -------
United States ...........................................................       $12,386    $18,049    $16,025
Foreign .................................................................         1,380        738       (645)
                                                                                -------    -------    -------
                                                                                $13,766    $18,787    $15,380
                                                                                =======    =======    =======

Significant components of the income tax provision are as follows:

                                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                                -----------------------------
$ IN THOUSANDS                                                                   2004        2003       2002
---------------                                                                 -------    -------    -------
Current:
   Federal...............................................................       $ 2,931    $ 5,518    $ 4,022
   State.................................................................           262        630        412
   Foreign...............................................................           414        269          -
                                                                                -------    -------    -------
      Total current .....................................................         3,607      6,417     4 ,434
                                                                                -------    ------     ------
Deferred:
   Federal...............................................................           604       (470)       279
   State.................................................................            50        (32)        30
   Foreign...............................................................           219        (15)       (93)
                                                                                -------    -------    -------
      Total deferred ....................................................           873       (517)       216
                                                                                -------    -------    -------
       Total income tax provision .......................................       $ 4,480    $ 5,900    $ 4,650
                                                                                =======    =======    =======

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                               ------------------------------
                                                              2004          2003               2002
                                                              ----          -----              ----
$ IN THOUSANDS                                        AMOUNT    %       AMOUNT   %       AMOUNT     %
--------------                                       -------  -----    -------  -----    -------  ------
U.S. statutory rate..............................    $ 4,688   34.1    $ 6,482   34.5    $ 5,250    34.1
State and local taxes, net of federal tax benefit        203    1.5        413    2.2        302     2.0
Qualified export activity........................        (86)  (0.6)      (165)  (0.9)      (136)   (0.9)
Municipal bond interest income...................       (443)  (3.2)      (481)  (2.6)      (471)   (3.1)
Research and development tax credits.............        (83)  (0.6)      (150)  (0.8)      (141)   (0.9)
Other............................................        201    1.3       (199)  (1.0)      (154)   (1.0)
                                                     -------  -----    -------  -----    -------  ------
Effective rate...................................    $ 4,480   32.5    $ 5,900   31.4    $ 4,650    30.2
                                                     =======  =====    =======  =====    =======  ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                  AUGUST 31,
$ IN THOUSANDS                                                                   2004    2003
---------------                                                                  ----    ----
Deferred tax assets:
Minimum pension liability................................................       $  681  $  710
Foreign items............................................................           74     275
Employee benefits liability..............................................          979   1,459
Inventory................................................................           87      90
Accrued liabilities not currently deductible for taxes...................        1,969   1,771
                                                                                ------  ------
     Deferred tax assets  ...............................................       $3,790  $4,305
                                                                                ======  ======

Deferred tax liabilities:
Property, plant and equipment ...........................................       $ (606) $ (337)
Other ...................................................................         (318)    (68)
                                                                                ------  ------
     Deferred tax liabilities  ..........................................       $ (924) $ (405)
                                                                                ======  ======

Net deferred tax assets  ................................................       $2,866  $3,900
                                                                                ======  ======

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely that not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management does not believe there are significant uncertainties surrounding realization of the deferred tax assets, and, consequently, has not provided a valuation allowance for deferred tax assets at August 31, 2004 and 2003.

      At August 31, 2004, the Company's foreign subsidiaries had deferred tax assets of $74,000, as shown above. This is comprised principally of temporary differences for property and equipment, inventory, and other items.

      On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the Act). The Company is evaluating the impact of changes to provisions related to the extra territorial exclusion, repatriation of foreign earnings, the effect of the manufacturing tax relief on the Company's effective tax rate in future periods and various other provisions of the Act.

F. MARKETABLE SECURITIES

The Company's marketable securities consist of investment-grade municipal bonds. Marketable securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During 2004, the Company transferred all of its securities classified as part of the Company's held-to-maturity portfolio to an available-for-sale securities portfolio. The net carrying amount (amortized cost) of the securities at the date transferred was $30.3 and resulted in the recognition of a net unrealized gain of $208,000 in accumulated other comprehensive income (net of related income taxes of $79,000). The transfer of securities resulted from management's revision of its investment policy in light of the changes in the Company's overall business strategy, which considered the possibility that the securities may be liquidated prior to the maturity of the debt securities. As a result of the transfer of securities from the held-to-maturity portfolio, the Company does not expect to classify new acquisitions of securities as held-to-maturity for a period of at least two years.

Amortized cost and fair value of investments in marketable securities classified as held-to-maturity or available-for-sale according to management's intent are summarized as follows:

                                                                     GROSS       GROSS
                                                       AMORTIZED   UNREALIZED   UNREALIZED    FAIR
$ IN THOUSANDS,                                          COST        GAINS        LOSSES      VALUE
------------------                                     ---------   ----------   ----------   ---------
HELD-TO-MATURITY SECURITIES

As of August 31, 2004:
      Due within one year.......................       $       -   $        -   $        -   $       -
      Due after one year through five years.....               -            -            -           -
                                                       ---------   ----------   ----------   ---------
                                                       $       -   $        -   $        -   $       -
                                                       =========   ==========   ==========   ========
As of August 31, 2003:
      Due within one year.......................       $   7,453   $       54   $       (2)  $   7,505
      Due after one year through five years.....          29,661          422          (95)     29,988
                                                       ---------   ----------   ----------   ---------
                                                       $  37,114   $      476   $      (97)  $  37,493
                                                       =========   ==========   ==========   =========

AVAILIBLE-FOR-SALE SECURITIES

As of August 31, 2004:
      Due within one year.......................       $  14,678   $      124   $        -   $  14,802
      Due after one year through five years.....          32,353          214          (40)     32,527
                                                       ---------   ----------   ----------   ---------
                                                       $  47,031   $      338   $      (40)  $  47,329
                                                       =========   ==========   ==========   =========

As of August 31, 2003:
      Due within one year.......................       $   1,325   $        -   $       (8)  $   1,317
      Due after one year through five years.....           9,092            -          (79)      9,013
                                                       ---------   ----------   ----------   ---------
                                                       $  10,417   $        -   $      (87)  $  10,330
                                                       =========   ==========   ==========   =========

Proceeds and gains and losses from the maturities or sales of available-for-sale securities are as follows:

                                                        FOR THE YEARS  ENDED AUGUST 31,
$ IN THOUSANDS                                           2004        2003          2002
----------------                                       ---------   ----------   ----------
Proceeds from maturities or sales...............       $   8,456   $        -   $        -
Gross realized gains..................                 $      19   $        -   $        -
Gross realized losses...........................       $      (1)  $        -   $        -

Marketable securities classified as available-for-sale in a continuous loss position for less than 12 months and greater than 12 months as of August 31, 2004 are as follows:

$ IN THOUSANDS                                                     LESS THAN 12 MONTHS     GREATER THAN 12 MONTHS
---------------                                                    -------------------     ----------------------
Total amount of unrealized losses...............................   $      ( 40)            $            -
Total fair value of investments with unrealized losses..........   $     6,341             $            -

G. RECEIVABLES

                                                                      AUGUST 31,
                                                                      ----------
$ IN THOUSANDS                                                     2004         2003
--------------                                                    --------   -------
Receivables:
Trade accounts and notes .......................................  $ 35,755   $23,637
Allowance for doubtful accounts ................................    (1,386)     (667)
                                                                  --------   -------
Net receivables  ...............................................  $ 34,369   $22,970
                                                                  ========   =======

H. INVENTORIES

                                                                               AUGUST 31,
                                                                               ----------
$ IN THOUSANDS                                                                2004       2003
---------------                                                             --------   --------
Inventory:
First-in, first-out (FIFO) inventory .....................................  $ 16,043   $ 15,821
LIFO reserves ............................................................    (5,333)    (2,494)
Obsolescence reserve .....................................................      (527)      (566)
Weighted average inventory ...............................................     9,597      7,258
                                                                            --------   --------
Total inventories ........................................................  $ 19,780   $ 20,019
                                                                            ========   ========

The Company's LIFO reserves as of August 31, 2004 reflect the liquidation of approximately $930,000 of base LIFO inventory resulting in approximately $280,000 of income for fiscal 2004.

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                                  AUGUST 31,
                                                                                2004     2003
                                                                                ----     ----
Raw materials ...........................................................        20%      18%
Work in process .........................................................        10%       5%
Finished goods and purchased parts.......................................        70%      77%

I. PROPERTY, PLANT AND EQUIPMENT

                                                AUGUST 31,
                                                ----------
$ IN THOUSANDS                               2004       2003
---------------                            --------   --------
Property, plant and equipment:
    Land ................................  $    336   $    253
    Buildings ...........................    10,192      8,954
    Equipment ...........................    38,886     36,724
    Other ...............................     3,954      2,161
                                           --------   --------
Total property, plant, and equipment ....    53,368     48,092
Accumulated depreciation and amortization   (37,013)   (34,203)
                                           --------   --------
Property, plant and equipment, net ......  $ 16,355   $ 13,889
                                           ========   ========

Depreciation expense was $2.9 million, $3.4 million and $3.6 million for the years ended August 31, 2004, 2003, and 2002, respectively.

J. OTHER NONCURRENT ASSETS

                                                   AUGUST 31,
                                                   ----------
$ IN THOUSANDS                                    2004    2003
---------------                                  ------  ------
Other Noncurrent Assets:
Cash surrender value of life insurance policies  $1,903  $1,813
Deferred income taxes .........................   1,840   1,599
Equity method investments .....................   1,364   1,437
Goodwill ......................................   1,254   1,174
Split dollar life insurance ...................     916     913
Intangible pension asset ......................     373     442
Other intangibles, net ........................     472     574
Other .........................................     625     267
                                                 ------  ------
Total other noncurrent assets .................  $8,747  $8,219
                                                 ======  ======

August 31, 2004 goodwill increased when compared to prior fiscal year ended 2003 due to increases in currency translation and an earn-out payment.

The following table summarizes the Company's net carrying value for other intangible assets as shown above. These other intangible assets are being amortized over an average term of approximately 5 years. Related amortization expense was $107,000, $113,000, and $66,000 for 2004, 2003, and 2002,
respectively.

                                AUGUST 31,
                                ----------
$ IN THOUSANDS                 2004   2003
-----------------             -----   -----
Non-compete agreements .....  $ 385   $ 358
Tradenames .................    145     147
Patent .....................    100     100
Plans and specifications ...     75      77
Other ......................     31      30
Accumulated amortization ...   (264)   (138)
                              -----   -----
Total other intangibles, net  $ 472   $ 574
                              =====   =====

K. OTHER CURRENT LIABILITIES

                                              AUGUST 31,
                                              ----------
$ IN THOUSANDS                               2004     2003
--------------                              -------  -------
Other current liabilities:
Payroll and vacation .....................  $ 3,280  $ 3,774
Retirement plan ..........................    2,584    2,240
Taxes, other than income .................    1,005      740
Workers compensation and product liability    1,251    1,355
Dealer related liabilities ...............    1,279    1,158
Warranty .................................    1,339    1,152
Income tax payable .......................        -    1,986
Other ....................................    4,621    3,648
                                            -------  -------
Total other current liabilities ..........  $15,359  $16,053
                                            =======  =======

L. CREDIT ARRANGEMENTS

The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 31, 2004. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (3.50% at August 31, 2004). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of August 31, 2004, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at August 31, 2004).

M. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are defendants in various legal actions arising in the course of their business activities. In the opinion of management, an unfavorable outcome with respect to any existing legal action will not result in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

      In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government ("the EPA") in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility ("the site"). The site was added to the EPA's list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second Five Year Review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned additional wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Substantially all remediation actions were completed in fiscal 2004 and the Company expects to complete the outstanding actions in fiscal 2005. Related liabilities recognized were $70,000 and $250,000 at August 31, 2004 and 2003, respectively.

      The Company has an obligation to purchase the remaining shares of its minority investment in an irrigation dealership based outside of the United States for an amount of approximately $1.5 million by August 31, 2005.

The Company leases land, buildings, machinery, equipment, and furniture under various noncancelable operating lease agreements. At August 31, 2004, future minimum lease payments under noncancelable operating leases were as follows:

$ IN THOUSANDS

FISCAL YEARS

2005 ................................................    $    768
2006 ................................................         741
2007 ................................................         620
2008 ................................................         500
2009 ................................................         459
Thereafter...........................................         733
                                                         --------
Total future minimum lease payments..................    $  3,821
                                                         ========

Lease expense was $795,000, $379,000, and $348,000 for the years ended August 31, 2004, 2003, and 2002, respectively.

N. RETIREMENT PLANS

The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a required matching contribution by the Company. The Company's total contributions charged to expense under this plan were $497,000, $449,000 and $314,000 for the years ended August 31, 2004, 2003, and 2002, respectively.

      A supplementary non-qualified, non-funded retirement plan for six current and former executives is also maintained. Plan benefits are based on the executive's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on certain executives named in this supplemental retirement plan to provide funding for this liability.

Cost and the assumptions for the Company's supplemental retirement plan include the following components:

                                         FOR THE YEARS ENDED AUGUST 31,
                                         ------------------------------
$ IN THOUSANDS                            2004      2003      2002
--------------                           -------   -------   -------
Change in benefit obligation:
Benefit obligation at beginning of year  $ 4,747   $ 3,944   $ 3,237
Service cost ..........................       40        42        15
Interest cost .........................      290       267       218
Actuarial loss ........................       44       773       700
Benefits paid .........................     (282)     (279)     (226)
                                         -------   -------   -------
Benefit obligation at end of year .....  $ 4,839   $ 4,747   $ 3,944
                                         =======   =======   =======

Funded status .........................  $(4,839)  $(4,747)  $(3,944)
Unrecognized net actuarial loss .......    2,255     2,507     1,915
                                         -------   -------   -------
Net liability recognized ..............  $(2,584)  $(2,240)  $(2,029)
                                         =======   =======   =======

The Company's accumulated benefit obligation was $4.8 million, $4.7 million, and $3.7 million for the years ended August 31, 2004, 2003, and 2002, respectively.

                                                                            AUGUST 31,
                                                                            ----------
$ IN THOUSANDS                                                            2004        2003
--------------                                                           -------    ------
Amounts recognized in the statement of financial position consist of:

Accrued benefit cost ..................................................  $ 2,584    $ 2,240
Intangible pension asset ..............................................     (372)      (442)
Additional minimum pension liability ..................................    2,169      2,315
Other comprehensive loss ..............................................   (1,797)    (1,873)
                                                                         -------    -------
Net amount recognized .................................................  $ 2,584    $ 2,240
                                                                         =======    =======

Weighted-average assumptions for the liability as of year ends:

Discount rate .........................................................     5.75%      6.25%
Assumed rates of compensation increases ...............................     3.50%      3.50%
Rate of return on underlying 401(k) investments .......................     7.50%      7.50%

                                                          FOR THE YEARS ENDED AUGUST 31,
                                                          ------------------------------
$ IN THOUSANDS                                             2004       2003        2002
--------------                                            -------   --------     -------
Components of net periodic benefit cost:

Service cost.........................................     $    40   $     42     $    15
Interest cost........................................         290        267         218
Net amortization and deferral........................         296        181         111
                                                          -------   --------     -------
Total................................................     $   626   $    490     $   344
                                                          =======   ========     =======

Weighted-average assumptions for expense for the years ended:

Discount rate........................................        6.25%      7.00%       7.00%
Assumed rates of compensation increases..............        3.50%      3.50%       3.50%

The Company uses an August 31 measurement date for its supplemental retirement plan.

The following net benefits payments, which reflect future service, as appropriate, are expected to be paid:

$ IN THOUSANDS

FISCAL YEARS

2005 ................................................    $    313
2006 ................................................         313
2007 ................................................         313
2008 ................................................         367
2009 ................................................         367
2010-2014............................................       1,836
                                                         --------
Future expected benefit payments through 2014........    $  3,509
                                                         ========

O. STOCK OPTIONS

On January 30, 2001, the shareholders approved the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan supercedes the 1988 Plan and 1991 Plan and no further options or other awards will be granted under the 1988 Plan and 1991 Plan (the "Prior Plans"). The Company has outstanding stock options under its 1991 Plan and 2001 Plan. No options are outstanding under the previous 1988 Plan. The 2001 Plan is similar in most material respects to the 1991 Plan and provides for awards of stock options, restricted stock, or stock appreciation rights ("SARs") to employees of the Company and for annual awards of stock options to non-employee directors. A total of 900,000 shares of the Company's common stock may be issued under the 2001 Plan, subject to adjustments to reflect stock splits and similar events. If options or restricted stock awarded under the 2001 Plan (or options issued under the Prior Plans or outside of the Prior Plans) terminate without being fully vested or exercised, those shares will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual. The 1991 and 2001 Plans permit participants to surrender mature common shares, in lieu of cash, for the value of the exercise price. Mature shares are defined as shares held more than six months.

A summary of the status of the Company's stock plans is presented below:

OPTION SHARES

                                                              AVERAGE
                                        NUMBER OF SHARES   EXERCISE PRICE
                                        ----------------   --------------
Officers, Directors and Key Employees:
Outstanding at August 31, 2001 .......     982,168           $   15.30
   Granted ...........................     164,563               22.95
   Exercised .........................    (117,947)              10.53
   Cancelled .........................     (25,241)              20.04
                                        ----------
   Outstanding at August 31, 2002 ....   1,003,543               17.00
                                        ==========
Exercisable at August 31, 2002 .......     410,331               15.54
                                        ==========
Outstanding at August 31, 2002 .......   1,003,543               17.00
   Granted ...........................     197,060               21.48
   Exercised .........................     (52,530)              10.39
   Cancelled .........................     (35,500)              24.77
                                        ----------
     Outstanding at August 31, 2003 ..   1,112,573               17.02
                                        ==========
Exercisable at August 31, 2003 .......     514,020               16.71
                                        ==========
Outstanding at August 31, 2003 .......   1,112,573               17.02
   Granted ...........................     202,872               25.05
   Exercised .........................     (47,312)              14.19
   Cancelled .........................     (39,000)              22.84
                                        ----------
Outstanding at August 31, 2004 .......   1,229,133               19.06
                                        ==========
Exercisable at August 31, 2004 .......     664,594           $   17.22
                                        ==========

The numbers of stock awards available for grant under the stock option plans are 302,996, 466,968, and 648,228 shares as of August 31, 2004, 2003, and 2002, respectively.

The following table summarizes information about stock options outstanding at August 31, 2004:

                                    OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                    -------------------       -------------------
                                 WEIGHTED
                                 AVERAGE
   RANGE OF         NUMBER       REMAINING       WEIGHTED       NUMBER    WEIGHTED
   EXERCISE       OUTSTANDING   CONTRACTUAL      AVERAGE     EXERCISABLE  AVERAGE
    PRICES        AT  8/31/04      LIFE           PRICE      AT  8/31/04   PRICE
---------------  ------------   -----------     ---------    -----------  --------
$  8.31 - 10.22      65,813      .5 years       $  9.08         65,813    $ 9.08
  14.00 - 20.00     614,325     5.7 years         15.65        439,070     15.63
$ 21.20 - 28.17     548,995     7.5 years       $ 24.07        159,711    $24.96
                 ----------                                   --------
                  1,229,133                                    664,594
                 ==========                                   ========

P. GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company holds a minority equity investment, and warranties of the Company's products.

The following table provides the estimated maximum amount of potential future payments for each major group of guarantees:

                                                       AUGUST  31,
                                                       ------  ---
$ IN THOUSANDS                                        2004     2003
--------------                                       ------  ------
Guarantees on third party debt of equity investment  $  700     700
Customer equipment financing recourse .............   3,700   3,600
Product warranties ................................     N/A     N/A
                                                     ------  ------
Total guarantees ..................................  $4,400  $4,300
                                                     ======  ======

CUSTOMER EQUIPMENT FINANCING

In the normal course of business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as more fully described below. The Company recorded, at estimated fair value, deferred revenue of $83,000 at August 31, 2004 compared to $28,000 at August 31, 2003, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $290,000 and $326,000 at August 31, 2004 and 2003, respectively, also classified with other current liabilities, for estimated losses on such guarantees.

      The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee was approximately $1.5 million at August 31, 2004 and 2003. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

      Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of existing specific guarantees is approximately $2.2 million at August 31, 2004 compared to $2.1 million at August 31, 2003. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

      All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company has guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The bank loans have been declared to be in default by the bank due to the insolvency of the dealership. As of August 31, 2004, the maximum aggregate amount associated with the guarantees and letter of credit was approximately $700,000. The Company has recorded a current liability as of August 31, 2004 for $250,000 based upon its best estimate of expected aggregate liability associated with the bank loan guarantees. The majority owner of the business provides a separate personal guarantee of the bank notes, although it is uncertain as to the likelihood of recovery from the majority owner guarantee.

PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other unidentified items based primarily on historical experience of actual warranty claims.

The following table provides the changes in the Company's product warranties:

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                            ------------------------------
$ IN THOUSANDS                                               2004      2003       2002
                                                            -------   -------   -------
Product warranty accrual balance, beginning of fiscal year  $ 1,152   $ 1,266   $ 1,396
Liabilities accrued for warranties during the period .....    1,492     1,370     1,275
Warranty claims paid during the period ...................   (1,305)   (1,484)   (1,405)
                                                            -------   -------   -------
Product warranty accrual balance, end of fiscal year .....  $ 1,339   $ 1,152   $ 1,266
                                                            =======   =======   =======

Q. INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

      Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems. The irrigation segment consists of six operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131.

      Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.

      The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, and net income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to separately identify assets by reportable segment. Similarly, other segment reporting proscribed by FAS 131 is not shown as this information can not be reasonably disaggregated by segment and is not utilized by the Company's management.

      The Company has no single major customer representing 10% or more of its total revenues during fiscal 2004, 2003, or 2002.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                          FOR THE YEARS ENDED AUGUST 31,
                                          ------------------------------
($ IN MILLIONS)                            2004     2003     2002
                                          ------   ------   ------
Operating revenues:
   Irrigation ..........................  $  183.8 $  151.3 $  132.7
   Diversified products ................      12.9     12.1     13.2
                                          -------- -------- --------
Total operating revenues ...............  $  196.7 $  163.4 $  145.9
                                          ======== ======== ========
Operating income:
   Irrigation ..........................  $   27.2 $   28.0 $   22.2
   Diversified products ................       1.1      1.2      1.9
                                          -------- -------- --------
Segment operating income ...............      28.3     29.2     24.1
Unallocated general & administrative and
   engineering & research expenses .....     (16.2)   (12.8)   (11.0)
Interest and other income, net .........       1.7      2.4      2.3
                                          -------- -------- --------
Earnings before income taxes ...........  $   13.8 $   18.8 $   15.4
                                          ======== ======== ========

                                                                                      FOR THE YEARS ENDED AUGUST 31,
                                                                                      ------------------------------
$ IN MILLIONS                                                                      2004           2003          2002
-------------                                                                     -------       --------       ------
Geographic area revenues:
   United States......................................................            $ 145.7       $  125.0       $ 113.8
   Europe, Africa, Australia, & Middle East...........................               30.3           23.3          17.2
   Mexico & Latin America.............................................               16.5           10.7           6.0
   Other International................................................                4.2            4.4           8.9
                                                                                  -------       --------       -------
   Total revenues.....................................................            $ 196.7       $  163.4       $ 145.9
                                                                                  =======       ========       =======

R. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2004 and 2003:

                                               FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                               ------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS      NOVEMBER   FEBRUARY         MAY       AUGUST
----------------------------------------      --------   --------      ---------   --------
Fiscal 2004
   Operating revenues......................   $ 36,513    $51,475      $  62,286      46,422
   Cost of operating revenues..............     29,159     39,865         49,299      38,856
   Earnings before income taxes............      1,607      5,166          6,428         565
   Net earnings............................      1,093      3,503          4,345         345
   Diluted net earnings per share..........   $   0.09    $  0.29      $   0.36    $    0.04
   Market price (NYSE)

     High..................................   $  24.53    $ 26.87      $   26.15   $   24.96
     Low...................................   $  20.05    $ 23.90      $   22.90   $   22.70

Fiscal 2003

   Operating revenues......................   $ 33,462    $48,127      $  48,833   $  32,952
   Cost of operating revenues..............     26,451     35,865         36,334      24,978
   Earnings before income taxes............      1,714      7,108          7,021       2,944
   Net earnings............................      1,193      4,952          4,822       1,920
   Diluted net earnings per share..........   $   0.10    $  0.42      $    0.41   $    0.17
   Market price (NYSE)

     High..................................   $  25.70    $ 25.24      $   23.00   $   24.45
     Low...................................   $  20.95    $ 18.45      $   17.75   $   20.00

2004: Significant fourth-quarter adjustments aggregated a decrease to pre-tax earnings of $2.6 million. The adjustments decreasing pre-tax earnings included the Kansas irrigation dealership bank guarantee and bad debt adjustments of $850,000 and LIFO/ Inventory revaluation adjustments and physical inventory adjustments of $1.7 million.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A - CONTROLS AND PROCEDURES

      Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act rules 13a-15 (e) and 15d-15 (e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2004 through the date of this Annual Report on Form 10-K, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B - OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2004. Information about the Directors required by item 401 of Regulation S-K is incorporated by reference from the Proxy Statement. Information about Executive Officers is shown on page 6 and 7 of this filing.

      Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by this Section 16(a) is incorporated by reference to the Proxy Statement.

      Code of Ethics- Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company's principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company's website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company's website at www.lindsaymanufacturing.com.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

      The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Registered Public Accounting Firm...................................................       22
Consolidated Statements of Operations for the years
      ended August 31, 2004, 2003, and 2002...............................................................       23
Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the years ended August 31, 2004, 2003, and 2002.................................................       24
Consolidated Balance Sheets at
      August 31, 2004 and 2003............................................................................       25
Consolidated Statements of Cash Flows for the years
      ended August 31, 2004, 2003, and 2002...............................................................       26

Notes to Consolidated Financial Statements................................................................      27-43

Valuation and Qualifying Accounts -
      Years ended August 31, 2004, 2003, and 2002.........................................................       50

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

10(c) Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003 on Form 10-K for the fiscal year ended
         August 31, 2003.

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

                               a(3) EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
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

10(j)*   Lindsay Manufacturing Co. Management Incentive Plan (MIP), 2005 Plan
         Year

14       Code of Ethical Conduct for Principal Executive Officer and
         Senior Financial Officers incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10K for the fiscal year ended
         August 31, 2003.

21*      Subsidiaries of the Company

23*      Consent of KPMG LLP

24(a)*   The Power of Attorney authorizing Richard W. Parod to sign the Annual
         Report on Form 10-K for fiscal 2004 on behalf of certain directors.

31(a)* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*   Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C.
         Section 1350.

* - filed herein

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2004.

                              LINDSAY MANUFACTURING CO.

                              By:    /s/ DAVID B. DOWNING
                                     ------------------------------------------
                              Name:  David B. Downing
                              Title: Vice President, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of November, 2004.

/s/ RICHARD W. PAROD                     Director, President and Chief Executive Officer
---------------------------------
Richard W. Parod

/s/ DAVID B. DOWNING                     Vice President, Chief Financial Officer
---------------------------------
David B. Downing

/s/ BRUCE C. KARSK                       Executive Vice President,
----------------------------------       Treasurer and Secretary
Bruce C. Karsk

/s/ THOMAS COSTANZA                      Corporate Controller
---------------------------------
Thomas Costanza

/s/ MICHAEL N. CHRISTODOLOU (1)          Chairman of the Board of Directors
---------------------------------
Michael N. Christodolou

/s/ HOWARD G. BUFFETT       (1)          Director
---------------------------------
Howard G. Buffett

/s/ LARRY H. CUNNINGHAM     (1)          Director
---------------------------------
Larry H. Cunningham

/s/ J.DAVID MCINTOSH        (1)          Director
---------------------------------
J. David McIntosh

/s/ MICHAEL C. NAHL         (1)          Director
---------------------------------
Michael C. Nahl

/s/ WILLIAM F. WELSH II     (1)          Director
--------------------------------
William F. Welsh II

(1) By: /s/ RICHARD W. PAROD
       ---------------------------
       Richard W. Parod, Attorney-In-Fact

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                     ADDITIONS
                                                                     ---------
                                                  BALANCE AT  CHARGED TO    CHARGED TO               BALANCE AT
                                                  BEGINNING   COSTS AND       OTHER                     END
  DESCRIPTION                                     OF PERIOD   EXPENSES       ACCOUNTS   DEDUCTIONS   OF  PERIOD
  -----------                                     ----------  ----------   ----------   ----------  ----------
Year ended August 31, 2004:
   Deducted in the balance sheet from the
     assets to which they apply:
     - Reserve for guarantee losses(c)..........     $ 354     $   325      $     -          139    $      540
                                                     =====     =======      =======     ========    ==========
     - Allowance for doubtful accounts..........     $ 667     $   760      $     -     $     41(a) $    1,386
                                                     =====     =======      =======     ========    ==========
     - Allowance for inventory obsolescence.....     $ 566     $   136      $     -     $    175(b) $      527
                                                     =====     =======      =======     ========    ==========

Year ended August 31, 2003:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Reserve for guarantee losses(c)..........     $ 344     $   105      $     -     $     95    $      354
                                                     =====     =======      =======     ========    ==========
     - Allowance for doubtful accounts..........     $ 492     $   275      $     -     $    100(a) $      667
                                                     =====     =======      =======     ========    ==========
     - Allowance for inventory obsolescence.....     $ 359     $   256      $     8     $     57(b) $      566
                                                     =====     =======      =======     ========    ==========
Year ended August 31, 2002:
   Deducted in the balance sheet from
     the assets to which they apply:
     - Reserve for guarantee losses(c)..........     $   -     $     -      $   344            -    $      344
                                                     =====     =======      =======     ========    ==========
     - Allowance for doubtful accounts..........     $ 577     $   348      $  (344)    $     89(a) $      492
                                                     =====     =======      =======     ========    ==========
     - Allowance for inventory obsolescence.....     $ 629     $  (204)     $     -     $     66(b) $      359
                                                     =====     =======      =======     ========    ==========

Notes:

(a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)   Deductions consist of obsolete items sold or scrapped.

(c)   Represents estimated losses on financing guarantees.

See accompanying report by independent registered public accounting firm.