Form 10-Q
period 2004-11-30
LINDSAY MANUFACTURING CO
filed 2005-01-10
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to

                         Commission File Number 1-13419

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

As of December 31, 2004, 11,778,185 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                         Page No.
                                                                                         --------
PART I - FINANCIAL INFORMATION

        ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets, November 30, 2004 and 2003
             and August 31, 2004                                                            3

             Consolidated Statements of Operations for the three-months
             ended November 30, 2004 and 2003                                               4

             Consolidated Statements of Cash Flows for the three-months
             ended November 30, 2004 and 2003                                               5

             Notes to Consolidated Financial Statements                                    6-13

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION                                              14-19

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                                        19-20

        ITEM 4 - CONTROLS AND PROCEDURES                                                    20

PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                                          21

        ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                21

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                            21

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        21

        ITEM 5 - OTHER INFORMATION                                                          21

        ITEM 6 - EXHIBITS                                                                   21

SIGNATURE                                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2004 AND 2003 AND AUGUST 31, 2004

                                                              (UNAUDITED)  (UNAUDITED)
                                                                NOVEMBER    NOVEMBER      AUGUST
          ($ IN THOUSANDS, EXCEPT PAR VALUES)                     2004        2003         2004
          -----------------------------------                    -----        -----        ----
ASSETS
Current assets:
  Cash and cash equivalents ................................   $   4,354    $   6,263    $   8,973
  Marketable securities ....................................      11,277        5,730       14,802
  Receivables ..............................................      39,314       29,691       34,369
  Inventories ..............................................      26,250       21,728       19,780
  Deferred income taxes ....................................       1,176        2,398        1,026
  Other current assets .....................................       3,987        1,538        2,422
                                                               ---------    ---------    ---------
  Total current assets .....................................      86,358       67,348       81,372
Long-term marketable securities ............................      27,971       43,971       32,527
Property, plant and equipment, net .........................      17,127       14,157       16,355
Other noncurrent assets ....................................       8,876        8,259        8,747
                                                               ---------    ---------    ---------
Total assets ...............................................   $ 140,332    $ 133,735    $ 139,001
                                                               =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................   $   9,500    $  10,172    $   9,117
  Other current liabilities ................................      15,311       15,020       15,359
                                                               ---------    ---------    ---------
  Total current liabilities ................................      24,811       25,192       24,476
Pension benefits liability .................................       2,247        2,315        2,169
Other noncurrent liabilities ...............................          57          632          172
                                                               ---------    ---------    ---------
Total liabilities ..........................................      27,115       28,139       26,817
                                                               ---------    ---------    ---------
Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
    authorized, no shares issued and outstanding) ..........           -            -            -
  Common stock, ($1 par value, 25,000,000 shares authorized,
    17,497,785, 17,475,748 and 17,493,841 shares issued in
    November 2004 and 2003 and August 2004, respectively) ..      17,498       17,476       17,494
  Capital in excess of stated value ........................       2,978        2,574        2,966
  Retained earnings ........................................     180,748      174,840      181,209
  Less treasury stock (at cost, 5,724,069 shares) ..........     (89,898)     (89,898)     (89,898)
  Accumulated other comprehensive gain .....................       1,891          604          413
                                                               ---------    ---------    ---------
Total shareholders' equity .................................     113,217      105,596      112,184
                                                               ---------    ---------    ---------
Total liabilities and shareholders' equity .................   $ 140,332    $ 133,735    $ 139,001
                                                               =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                ------------------
                                               NOVEMBER    NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2004        2003
----------------------------------------         ----        ----
Operating revenues .........................   $ 39,767    $ 36,513
Cost of operating revenues .................     33,194      29,159
                                               --------    --------
Gross profit ...............................      6,573       7,354
                                               --------    --------
Operating expenses:
  Selling expense ..........................      2,747       2,867
  General and administrative expense .......      3,597       2,993
  Engineering and research expense .........        696         760
                                               --------    --------
Total operating expenses ...................      7,040       6,620
                                               --------    --------
Operating (loss) income ....................       (467)        734
Interest income, net .......................        261         424
Other income, net ..........................        384         449
                                               --------    --------
Earnings before income taxes ...............        178       1,607
Income tax provision .......................          3         514
                                               --------    --------
Net earnings ...............................   $    175    $  1,093
                                               ========    ========
Basic net earnings per share ...............   $   0.01    $   0.09
                                               ========    ========
Diluted net earnings per share .............   $   0.01    $   0.09
                                               ========    ========
Average shares outstanding .................     11,772      11,741
Diluted effect of stock options ............        213         224
                                               --------    --------
Average shares outstanding
  assuming dilution ........................     11,985      11,965
                                               ========    ========
Cash dividends per share ...................   $  0.055    $  0.050
                                               ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   NOVEMBER    NOVEMBER
                               ($ IN THOUSANDS)                                      2004        2003
                               ----------------                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ................................................................   $    175    $  1,093
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization ............................................        906         774
      Amortization of marketable securities premiums, net ......................         49          40
      Gain on sale of property, plant and equipment ............................          -           8
      Provision for uncollectible accounts receivable ..........................         31         (60)
      Equity in net (earnings) loss of equity method investments ...............       (233)          7
      Deferred income taxes ....................................................        (28)       (135)
      Other, net ...............................................................         13         (27)
   Changes in assets and liabilities:
      Receivables ..............................................................     (4,127)     (6,214)
      Inventories ..............................................................     (5,471)     (1,186)
      Other current assets .....................................................     (1,279)       (564)
      Accounts payable .........................................................         (6)      1,080
      Other current liabilities ................................................       (378)       (935)
      Current taxes payable ....................................................       (139)       (201)
      Other noncurrent assets and liabilities ..................................         29         559
                                                                                   --------    --------
   Net cash used in operating activities .......................................    (10,458)     (5,761)
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..................................     (1,343)       (721)
   Proceeds from sale of property, plant and equipment .........................          3          11
   Purchases of marketable securities held-to-maturity .........................          -      (2,982)
   Proceeds from maturities or sales of marketable securities
       held-to-maturity ........................................................          -       2,785
   Purchases of marketable securities available-for-sale .......................          -      (3,288)
   Proceeds from maturities or sales of marketable securities
       available-for-sale ......................................................      7,740       1,315
                                                                                   --------    --------
   Net cash provided by (used in) investing activities .........................      6,400      (2,880)
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan ..............         29         110
   Dividends paid ..............................................................       (636)       (586)
                                                                                   --------    --------
   Net cash used in financing activities .......................................       (607)       (476)
                                                                                   --------    --------
   Effect of exchange rate changes on cash .....................................         46          12
                                                                                   --------    --------
   Net decrease in cash and cash equivalents ...................................     (4,619)     (9,105)
   Cash and cash equivalents, beginning of period ..............................      8,973      15,368
                                                                                   --------    --------
   Cash and cash equivalents, end of period ....................................   $  4,354    $  6,263
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

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Manufacturing Co.'s (the "Company") annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K for the fiscal year ended August 31, 2004.

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

                                                            FOR THE THREE-MONTHS ENDED
                                                            --------------------------
                                                              NOVEMBER     NOVEMBER
               $ IN THOUSANDS                                   2004         2003
               --------------                                   ----         ----
Net earnings, as reported .................................   $     175    $   1,093
Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects .............................         361          323
                                                              ---------    ---------
Proforma net (loss) earnings ..............................   $    (186)   $     770
                                                              =========    =========
Earnings (loss) per share:
      Basic-as reported ...................................   $    0.01    $    0.09
      Basic-pro forma .....................................   $   (0.02)   $    0.07

      Diluted-as reported .................................   $    0.01    $    0.09
      Diluted-pro forma ...................................   $   (0.02)   $    0.06

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2004, primarily one financial institution held the Company's cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

      At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Following management's fiscal year 2004 decision to transfer debt securities from the held-to-maturity portfolio, the Company will not designate purchases to the held-to-maturity portfolio for a period of at least two years. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three months ended November 30, 2004 and 2003. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the maturities of these securities are relatively short, making their value less susceptible to interest rate fluctuations.

Gross realized gains and losses from sale of available-for-sale securities were a $5,000 gain and $51,000 loss, respectively, for the three-months ended November 30, 2004 and $0 for the three-months ended November 30, 2003.

Amortized cost and fair value of investments in marketable securities classified as held-to-maturity or available-for-sale according to management's intent are summarized as follows:

$ IN THOUSANDS

HELD-TO-MATURITY SECURITIES

                                                     GROSS         GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED
                                         COST         GAINS       LOSSES     FAIR VALUE
                                         ----         -----      ------      ----------
As of  November 30, 2004:
Due within one year .................   $     -      $     -      $     -      $     -
Due after one year through
   five years .......................         -            -            -            -
                                        -------      -------      -------      -------
                                        $     -      $     -      $     -      $     -
                                        =======      =======      =======      =======

As of  November 30, 2003:
Due within one year .................   $ 5,730      $    61      $    (1)     $ 5,790
Due after one year through
   five years .......................    31,578          479          (34)      32,023
                                        -------      -------      -------      -------
                                        $37,308      $   540      $   (35)     $37,813
                                        =======      =======      =======      =======
As of  August 31, 2004:
Due within one year .................   $     -      $     -      $     -      $     -
Due after one year through
   five years .......................         -            -            -            -
                                        -------      -------      -------      -------
                                        $     -      $     -      $     -      $     -
                                        =======      =======      =======      =======

AVAILABLE-FOR-SALE SECURITIES

As of  November 30, 2004:
Due within one year .................   $ 11,232   $     46    $     (1)   $ 11,277
Due after one year through
   five years .......................     27,964         90         (83)     27,971
                                        --------   --------    --------    --------
                                        $ 39,196   $    136    $    (84)   $ 39,248
                                        ========   ========    ========    ========
As of  November 30, 2003:
Due within one year .................   $      -   $      -    $      -    $      -
Due after one year through
   five years .......................     12,354         74         (35)     12,393
                                        --------   --------    --------    --------
                                        $ 12,354   $     74    $    (35)   $ 12,393
                                        ========   ========    ========    ========
As of  August 31, 2004:
Due within one year .................   $ 14,678   $    124    $      -    $ 14,802
Due after one year through
   five years .......................     32,353        214         (40)     32,527
                                        --------   --------    --------    --------
                                        $ 47,031   $    338    $    (40)   $ 47,329
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

                                                NOVEMBER    NOVEMBER     AUGUST
           $ IN THOUSANDS                         2004        2003        2004
           --------------                         ----        ----        ----
Inventory:
First-in, first-out (FIFO) inventory ........   $ 20,810    $ 16,423    $ 16,043
LIFO reserves ...............................     (5,333)     (2,494)     (5,333)
                                                --------    --------    --------
LIFO inventory ..............................     15,477      13,929      10,710
Weighted average inventory ..................     11,229       8,315       9,597
Obsolescence reserve ........................       (456)       (516)       (527)
                                                --------    --------    --------
Total inventories ...........................   $ 26,250    $ 21,728    $ 19,780
                                                ========    ========    ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                             NOVEMBER      NOVEMBER        AUGUST
                                               2004          2003           2004
                                               ----          ----           ----
Raw materials ..........................        30%           20%            20%
Work in process ........................         5%           10%            10%
Finished goods and purchased parts .....        65%           70%            70%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                   NOVEMBER    NOVEMBER     AUGUST
             $ IN THOUSANDS                         2004         2003        2004
             --------------                         ----         ----        ----
Property, plant and equipment:
    Land .......................................   $    336    $    336    $    336
    Buildings ..................................     10,263       9,393      10,192
    Equipment ..................................     39,778      37,548      38,886
     Other .....................................      4,616       3,076       3,954
                                                   --------    --------    --------
Total property, plant and equipment ............     54,993      50,353      53,368
Accumulated depreciation and amortization ......    (37,866)    (36,196)    (37,013)
                                                   ========    ========    ========
Property, plant and equipment, net .............   $ 17,127    $ 14,157    $ 16,355
                                                   ========    ========    ========

Depreciation expense was $867,000 and $756,000 for the three-months ended November 30, 2004 and 2003, respectively.

(6)  CREDIT ARRANGEMENTS

The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.00% at November 30, 2004). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of November 30, 2004, there was a $782,000 outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at November 30, 2004).

(7)  NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options, which have an exercise price below the average market price of the Company's common shares during the period.

      The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding the average market price of the Company's common shares during the period, as set forth in the following table:

                NOVEMBER 30, 2004                                    NOVEMBER 30, 2003
 -------------------------------------------------         --------------------------------------------
                WEIGHTED AVERAGE                                     WEIGHTED AVERAGE
 SHARES              PRICE           EXPIRE                SHARES          PRICE           EXPIRE
 ------              -----           ------                ------          -----           ------
                                  November , 2007-                                     November , 2007-
204,750           $26.49             April, 2014           148,250         $25.84         May, 2012
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

      The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A to the consolidated financial statements contained in the Company's 10-K for the fiscal year ended August 31, 2004. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, and net income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to separately identify assets by reportable segment. Similarly, other segment reporting proscribed by FAS 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company's management.

      The Company has no single customer representing 10% or more of its total revenues during the three-months ended November 30, 2004 or 2003.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                     FOR THE THREE MONTHS ENDED
                                                                     --------------------------
                                                                       NOVEMBER    NOVEMBER
                     $ IN THOUSANDS                                      2004        2003
                     --------------                                      ----       ----
Operating revenues:
     Irrigation ....................................................    $35,402    $33,970
     Diversified products ..........................................      4,365      2,543
                                                                        -------    -------
Total operating revenues............................................    $39,767    $36,513
                                                                        =======    =======

Operating income:
     Irrigation ....................................................    $ 3,511    $ 4,240
     Diversified products ..........................................        315        247
                                                                        -------    -------
Segment operating income ...........................................      3,826      4,487
Unallocated general & administrative and engineering & research
 expenses ..........................................................      4,293      3,753
Interest and other income, net......................................        645        873
                                                                        -------    -------
Earnings before income taxes .......................................    $   178    $ 1,607
                                                                        =======    =======

(9) OTHER NONCURRENT ASSETS

                                                                         NOVEMBER  NOVEMBER     AUGUST
           $ IN THOUSANDS                                                  2004      2003        2004
           --------------                                                  ----      ----        ----
Cash surrender value of life insurance policies.................         $1,924     $1,836     $1,903
Deferred income taxes ..........................................          1,718      1,637      1,840
Equity method investments ......................................          1,597      1,430      1,364
Goodwill .......................................................          1,320      1,194      1,254
Split dollar life insurance ....................................            916        914        916
Intangible pension assets ......................................            373        442        373
Other intangibles, net .........................................            717        532        472
Other ..........................................................            311        274        625
                                                                         ------     ------     ------
Total noncurrent assets ........................................         $8,876     $8,259     $8,747
                                                                         ======     ======     ======

Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these assets at August 31, 2004 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. During the first quarter of fiscal year 2005, the Company capitalized costs of $279,000 for software rights purchased from a development company, which will be marketed to customers. The amortization method for this software is the greater of the ratio of current sales to forecasted sales or a 3-year straight-line method. Amortization expense for other intangible assets was $39,000 and $42,000 for the three-months ended November 30, 2004 and 2003, respectively. The following table summarizes the Company's other intangible assets:

                                           NOVEMBER    NOVEMBER      AUGUST
              $ IN THOUSANDS                 2004        2003         2004
              --------------                 ----        ----         ----
Other intangible assets:
     Non-compete agreements ............   $ 392        $ 358        $ 385
     Tradenames ........................     145          147          145
     Patent ............................     100          100          100
     Plans and specifications ..........      75           77           75
     Software ..........................     279            -            -
     Other .............................      34           30           31
  Accumulated amortization .............    (308)        (180)        (264)
                                           -----        -----        -----
Total other intangibles assets, net ....   $ 717        $ 532        $ 472
                                           =====        =====        =====

(10) COMPREHENSIVE INCOME

The accumulated other comprehensive gain or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:

                                                           FOR THE THREE-MONTHS ENDED
                                                           --------------------------
                                                              NOVEMBER     NOVEMBER
                 $ IN THOUSANDS                                 2004         2003
                 --------------                                 ----         ----
Comprehensive income:
     Net earnings ...............................              $   175    $ 1,093
Other comprehensive (loss) income:
     Unrealized gains on securities,
       net of taxes .............................                 (153)       126
     Foreign currency translation ...............                1,631        566
                                                               -------    -------
Total comprehensive income ......................              $ 1,653    $ 1,785
                                                               =======    =======

(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company held a minority equity investment, and warranties of the Company's products.

      The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:

                                                               NOVEMBER       NOVEMBER        AUGUST
                   $ IN THOUSANDS                                2004           2003           2004
                   --------------                                ----           ----           ----
Guarantees:
     Guarantees for customer equipment financing ...........   $3,900         $3,900         $3,700
     Guarantees on third party debt of equity investment ...      250            700            700
     Product warranties ....................................      N/A            N/A            N/A
                                                               ------         ------         ------
Total guarantees ...........................................   $4,150         $4,600         $4,400
                                                               ======         ======         ======

CUSTOMER EQUIPMENT FINANCING

In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $70,000 at November 30, 2004, compared to $78,000 at November 30, 2003 and $83,000 at August 31, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $339,000, $302,000, and $290,000 at November 30, 2004 and 2003 and
August 31, 2004, respectively, also classified with other current liabilities, for estimated losses on such guarantees.

      The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.7 million as November 30, 2004 and 2003 and August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

      Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of these specific guarantees is approximately $2.2 million at November 30, 2004 and 2003 and August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

      All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company has guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The bank loans have been declared to be in default by the bank due to the insolvency of the dealership. As of November 30, 2004, the maximum aggregate amount associated with the guarantees and letter of credit was approximately $250,000. The Company has recorded a current liability as of November 30, 2004 for $250,000 based upon its best estimate of expected aggregate liability associated with the bank loan guarantees. The majority owner of the business provides a separate personal guarantee of the bank notes, although the likelihood of recovery from the majority owner guarantee is uncertain.

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

                                                               FOR THE THREE-MONTHS ENDED
                                                                  NOVEMBER    NOVEMBER
                      $ IN THOUSANDS                                2004        2003
                      --------------                                ----        ----
Warranties:
    Product warranty accrual balance, September 1 ..........      $ 1,339    $ 1,152
    Liabilities accrued for warranties during the period ...          190        425
    Warranty claims paid during the period .................         (406)      (434)
                                                                  -------    -------
Product warranty accrual balance, end of period ............      $ 1,123    $ 1,143
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

                                                               FOR THE THREE-MONTHS ENDED
                                                               --------------------------
                                                                 NOVEMBER      NOVEMBER
                     $ IN THOUSANDS                                2004          2003
                     --------------                                ----          ----
Net periodic benefit cost:
    Service cost ...........................................       $  9          $ 10
    Interest cost ..........................................         67            73
    Net amortization and deferral ..........................         76            74
                                                                   ----          ----
Total net periodic benefit cost ............................       $152          $157
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

      The Company holds a minority position in an irrigation dealership based outside of the United States. The Company has an obligation to purchase the remaining shares of this company for an amount of approximately $1.5 million by August 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled "Market Conditions and Fiscal 2005 Outlook" should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section in the Company's annual report on Form 10-K for the year ended August 31, 2004. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

      The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. These critical accounting policies are described in Note A to the Consolidated Financial Statements in the Company's Form 10-K for fiscal 2004. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the three-months ended November 30, 2004.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Beginning in fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include in the annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting and a statement that the Company's independent auditor has issued an attestation report on management's assessment of the Company's internal controls over financial reporting. The Company believes it is progressing on the project plan generally as expected to meet this requirement, and has not identified material weaknesses in internal controls over financial reporting, to-date. There are no assurances however, that the Company will not discover deficiencies in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers deficiencies or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and or the Company's independent auditor may not be able to conclude that the Company's internal controls over financial reporting are effective.

OVERVIEW

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in Note 8 to the consolidated financial statements.

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

      Lindsay has two additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at four locations ("Irrigation Specialists"). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc.

RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months ended November 30, 2004 and 2003. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:

                                              FOR THE THREE-MONTHS ENDED
                                              --------------------------
                                                                     PERCENT
                                           NOVEMBER     NOVEMBER     INCREASE
               ($ IN THOUSANDS)              2004         2003      (DECREASE)
               ----------------              ----         ----      ----------
Consolidated
     Operating revenues ................   $ 39,767     $ 36,513         8.9%
     Cost of operating revenues ........   $ 33,194     $ 29,159        13.8
     Gross profit ......................   $  6,573     $  7,354       (10.6)
     Gross margin ......................       16.5%       20.1%
     Operating expenses ................   $  7,040     $  6,620         6.3
     Operating (loss) income ...........   $   (467)    $    734      (163.6)
     Operating margin ..................       (1.2)%        2.0%
     Interest income, net ..............   $    261     $    424       (38.4)
     Other income, net .................   $    384     $    449       (14.5)
     Income tax provision ..............   $      3     $    514       (99.4)
     Effective income tax rate .........        1.7%        32.0%
     Net earnings ......................   $    175     $  1,093       (84.0)
Irrigation Equipment Segment (1)
     Operating revenues ................   $ 35,402     $ 33,970         4.2
     Operating income ..................   $  3,511     $  4,240       (17.2)
     Operating margin ..................        9.9%        12.5%
Diversified Products Segment (1)
     Operating revenues ................   $  4,365     $  2,543        71.6
     Operating income ..................   $    315     $    247        27.6
     Operating margin ..................        7.2%         9.7%

(1) Excludes unallocated general & administrative and engineering & research expenses

FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2004

REVENUES

Operating revenues for the three months ended November 30, 2004 rose 9 percent to $39.8 million from $36.5 million for the year-ago period. This increase was attributable to both irrigation and diversified products improvements.

      Domestic irrigation revenues declined $.4 million or 2 percent, from the same prior year period. The decline in revenue was due to a slightly more than 20% decline in unit volume, which was offset by price increases implemented primarily in the second half of fiscal 2004. The Company believes pricing policies, equipment prices, and commodity prices all contributed to the decline in unit volume. The Company implemented a change to its pricing policies during the rapid steel cost increases of 2004 which reduced the protected price period to 30 days. Domestic irrigation equipment prices are approximately 20% higher than the same period last year while agriculture commodity prices have declined.

      International irrigation equipment revenues for the three months ended November 30, 2004 increased $1.9 million or 19% over the same prior year period. These revenues include both the export sales of equipment manufactured in the United States and sales of the Company's manufacturing operations in France, Brazil, and South Africa. Export shipments to Australia and New Zealand were significantly above the same period last year. Exports to the Middle East increased but remain at historically low levels. Europe and South Africa revenues were up significantly, and include the revenues of Stettyn, the irrigation manufacturing company acquired in South Africa during the fourth quarter of fiscal 2004. South American revenues were lower due in part to the lower agricultural commodity prices.

      Diversified manufacturing revenues for the three months ended November 30, 2004 of $4.4 million increased $1.8 million or 72% from the same prior year period. Revenues in this segment depend to a large degree on orders from a relatively small number of customers. However, a significant portion of the new business in this segment is from industrial customers, which are outside the traditional agricultural equipment base. This segment utilizes and leverages the equipment in the Lindsay, Nebraska plant.

GROSS MARGIN

Gross margin declined to 16.5 percent from 20.1 percent a year ago. Gross selling margins in the domestic market were near the prior-year levels; however, they were negatively impacted by higher overhead allocations per unit due to lower production levels and higher factory spending. While margins in foreign facilities continued to improve, they remain lower than domestic irrigation.

OPERATING EXPENSES

Operating expenses rose 6 percent to $7.0 million from $6.6 million, due to increases in insurance, audit and tax preparation costs, and incremental operating expenses of Stettyn, the South African business acquired in the fourth quarter of fiscal 2004. However, operating leverage continued to improve, with operating expenses at 17.7 percent of revenue compared with 18.1 percent of revenue in the fiscal 2004 period.

INTEREST INCOME, OTHER INCOME, AND TAXES

Net interest income during the three-months ended November 30, 2004 of $261,000 was comparable to $424,000 the same prior year period. This $163,000 decrease reflects a reduction of interest income from securities and interest bearing checking accounts and an increase in interest expense.

      Other income, net of $384,000 during the three-months ended November 30, 2004 reflects a decrease of $65,000 compared to other income, net of $449,000 for the same prior year period, primarily reflecting lower foreign currency net gains compared to the same prior year period.

      The income tax provision for the three months ended November 30, 2004 was reduced by adjustments identified during the period primarily related to the tax effect of inter-company inventory profit eliminations and a change in the extraterritorial income credit. The effective tax rate expected for fiscal 2005 is 33.15% compared with 32.5% for fiscal 2004. This higher rate is due to higher expected operating income in relation to the tax-exempt interest income from the Company's municipal bond investments. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on this portfolio.

      The American Jobs Creation Act of 2004 (the Act) which was signed into law on October 22, 2004 includes provisions which phase out the extraterritorial income deduction over a two year period beginning January 1, 2005. The first year phase out of 20% will impact the Company's tax rates for the eight months of 2005, which are in the fiscal year. This phase out has been included in the effective tax rate calculation.

      The Act also includes provisions for a one-time deduction for qualifying repatriations of foreign earnings during fiscal 2005. The Company does not intend to repatriate earnings of its foreign subsidiaries during fiscal 2005.

      The incentive for U.S. production activities included in the Act, effective for fiscal years beginning after December 31, 2004, will not impact the Company's tax rate in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations.

      The Company's cash and marketable securities totaled $43.6 million at November 30, 2004, $56.3 million at August 31, 2003, and $56.0 million at November 30, 2003. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

      Cash flows used in operations totaled $10.5 million during the three-months ended November 30, 2004 compared to $5.8 million provided by operations during the same prior year period. Cash flows used in operations increased $4.7 million compared to the same prior year period primarily due to higher inventory builds of $4.3 million, a $1.1 million higher change in accounts payable, and a $918,000 decrease in net earnings offset partially by a lower $2.1 million change in accounts receivable. The inventory change was primarily due to unit sales volumes which were lower than planned and the accounts receivable change was primarily due to timing of dealer programs. Capital expenditures were $1.3 million during the three-months ended November 30, 2004 compared to $721,000 during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2005 are expected to be approximately $4 to $5 million and will be used to improve the Company's facilities and expand its manufacturing capacity. The Company may also use cash to finance business acquisitions and stock repurchases from time to time.

      The Company made no repurchases of its common stock under the Company's stock repurchase plan during the three-months ended November 30, 2004. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise.

      The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.00% at November 30, 2004). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of November 30, 2004, there was a $782,000 outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (4.65% at November 30, 2004).

      The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and prospective bank line of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs. During the three-months ended November 30, 2004, the Company had $7.7 million of securities that matured or were sold; these funds were used for working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off balance sheet arrangements as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and financial commitments as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2004.

MARKET CONDITIONS AND FISCAL 2005 OUTLOOK

For fiscal 2005, the Company expects unit volume growth in the international markets for irrigation equipment, but the Company remains uncertain as to the effect of price and pricing policy changes on the demand in our domestic markets. While many of the major agriculture commodity prices have declined, net cash farm income domestically is projected to be high, creating favorable conditions for growers to invest in income producing equipment, such as irrigation equipment. In addition, demand can be favorably or unfavorably impacted by weather conditions during the primary selling season, which begins mid-way through the Company's second quarter. International market demand remains relatively strong and the weak U.S. dollar results in conditions favorable for exporting equipment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after June 15, 2005. The Company will adopt this Statement in the fourth quarter of fiscal 2005 and is evaluating this pronouncement's effect on the Company's financial position and net income.

      FASB 151, "Inventory Costs" eliminates the "so abnormal" criterion in ARB 43 "Inventory Pricing". This Statement no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. The Company will adopt this Statement in the first quarter of fiscal 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

      FASB 153, "Exchanges of Productive Assets" eliminates the exception to the fair-value principle for exchanges of "similar productive assets," which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the commercial-substance criterion and fair-value determinable. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for nonmonetary transactions occurring in fiscal periods after June 15, 2005. The Company will adopt this Statement in the first quarter of fiscal 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

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

ITEM 4 - CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2004.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2004 through the date of this Quarterly Report on Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

The Company made no repurchases of its common stock under the Company's stock repurchase plan during the three months ended November 30, 2004; therefore, tabular disclosure is not presented. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 1.2 million shares of the Company's common stock in the open market or otherwise.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5- OTHER INFORMATION

      None

ITEM 6 - EXHIBITS

        3(a) Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

        3(b) By-Laws of the Company amended and restated by the Board of Directors on December 16, 2004, incorporated by reference to
                  Exhibit 3(b) of the Company's Report on Form 8-K filed on December 22, 2004.

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

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of January 2005.

                               LINDSAY MANUFACTURING CO.

                               By:    /s/ DAVID B. DOWNING
                                      -------------------------------
                               Name:  David B. Downing
                               Title: Vice President, Chief Financial Officer
                                      (Principal Financial Officer)