Form 10-Q
period 2005-02-28
LINDSAY MANUFACTURING CO
filed 2005-04-11
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005

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

As of April 5, 2005, 11,598,603 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, February 28, 2005, February 29, 2004
           and August 31, 2004                                                                         3

           Consolidated Statements of Operations for the three-months and six-months ended
           February 28, 2005 and February 29, 2004                                                     4

           Consolidated Statements of Cash Flows for the six-months
           ended February 28, 2005 and February 29, 2004                                               5

           Notes to Consolidated Financial Statements                                               6-14

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       15-21

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                    21

       ITEM 4 - CONTROLS AND PROCEDURES                                                               21

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                     22

       ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                           22

       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                       22

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   22

       ITEM 5 - OTHER INFORMATION                                                                     23

       ITEM 6 - EXHIBITS                                                                              23

SIGNATURE                                                                                             24

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND AUGUST 31, 2004

                                                                                               (UNAUDITED)  (UNAUDITED)
                                                                                                 FEBRUARY    FEBRUARY       AUGUST
                             ($ IN THOUSANDS, EXCEPT PAR VALUES)                                   2005        2004          2004
                             -----------------------------------                               -----------  -----------     ------
ASSETS
Current assets:
  Cash and cash equivalents .................................................................   $   7,571    $   1,724    $   8,973
  Marketable securities .....................................................................      11,720       11,733       14,802
  Receivables ...............................................................................      35,680       39,761       34,369
  Inventories ...............................................................................      29,858       24,829       19,780
  Deferred income taxes .....................................................................       1,288        2,496        1,026
  Other current assets ......................................................................       3,343        1,932        2,422
                                                                                                ---------    ---------    ---------
  Total current assets ......................................................................      89,460       82,475       81,372


Long-term marketable securities .............................................................      24,517       36,813       32,527
Property, plant and equipment, net ..........................................................      16,724       14,348       16,355
Other noncurrent assets .....................................................................       9,158        8,296        8,747
                                                                                                ---------    ---------    ---------
Total assets ................................................................................   $ 139,859    $ 141,932    $ 139,001
                                                                                                =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................................   $  11,010    $  12,863    $   9,117
  Other current liabilities .................................................................      13,849       18,251       15,359
                                                                                                ---------    ---------    ---------
  Total current liabilities .................................................................      24,859       31,114       24,476

Pension benefits liability ..................................................................       4,664        2,315        2,169
Other noncurrent liabilities ................................................................         161          163          172
                                                                                                ---------    ---------    ---------
Total liabilities ...........................................................................      29,684       33,592       26,817
                                                                                                ---------    ---------    ---------

Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued
    and outstanding) ........................................................................           -            -            -
  Common stock, ($1 par value, 25,000,000 shares authorized, 17,521,272, 17,481,879 and
    17,493,841 shares issued in February 2005 and 2004 and August 2004, respectively) .......      17,521       17,482       17,494
  Capital in excess of stated value .........................................................       3,092        2,620        2,966
  Retained earnings .........................................................................     180,700      177,754      181,209
  Less treasury stock (at cost, 5,862,569, 5,724,069 and 5,724,069 shares, respectively) ....     (93,073)     (89,898)     (89,898)
  Accumulated other comprehensive income ....................................................       1,935          382          413
                                                                                                ---------    ---------    ---------
Total shareholders' equity ..................................................................     110,175      108,340      112,184
                                                                                                ---------    ---------    ---------
Total liabilities and shareholders' equity ..................................................   $ 139,859    $ 141,932    $ 139,001
                                                                                                =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE-MONTHS AND SIX-MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY
                                    29, 2004

                                   (UNAUDITED)

                                                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            ------------------   ----------------
                                                            FEBRUARY  FEBRUARY  FEBRUARY  FEBRUARY
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2005      2004      2005      2004
        ----------------------------------------              ----      ----      ----      ----
Operating revenues ......................................   $41,487   $51,475   $81,254   $87,988
Cost of operating revenues ..............................    33,721    39,865    66,915    69,024
                                                            -------   -------   -------   -------
Gross profit ............................................     7,766    11,610    14,339    18,964
                                                            -------   -------   -------   -------

Operating expenses:
  Selling expense .......................................     2,999     2,891     5,746     5,758
  General and administrative expense ....................     3,397     3,279     6,994     6,272
  Engineering and research expense ......................       660       676     1,356     1,436
                                                            -------   -------   -------   -------
Total operating expenses ................................     7,056     6,846    14,096    13,466
                                                            -------   -------   -------   -------

Operating income ........................................       710     4,764       243     5,498

Interest income, net ....................................       295       361       556       785
Other income, net .......................................        68        41       452       490
                                                            -------   -------   -------   -------

Earnings before income taxes ............................     1,073     5,166     1,251     6,773

Income tax provision ....................................       473     1,663       476     2,177
                                                            -------   -------   -------   -------

Net earnings ............................................   $   600   $ 3,503   $   775   $ 4,596
                                                            =======   =======   =======   =======

Basic net earnings per share ............................   $  0.05   $  0.30   $  0.07   $  0.39
                                                            =======   =======   =======   =======

Diluted net earnings per share ..........................   $  0.05   $  0.29   $  0.06   $  0.38
                                                            =======   =======   =======   =======

Average shares outstanding ..............................    11,710    11,756    11,741    11,749
Diluted effect of stock options .........................       168       210       188       217
                                                            -------   -------   -------   -------
Average shares outstanding assuming dilution ............    11,878    11,966    11,929    11,966
                                                            =======   =======   =======   =======

Cash dividends per share ................................   $ 0.055   $ 0.050   $ 0.110   $ 0.100
                                                            =======   =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX-MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                   (UNAUDITED)

                                                                                FEBRUARY    FEBRUARY
                              ($ IN THOUSANDS)                                    2005        2004
                              ----------------                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings .............................................................   $    775    $  4,596
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization .........................................      1,783       1,506
      Amortization of marketable securities premiums, net ...................        110          81
      Loss on sale of property, plant and equipment .........................          -           6
      Provision for uncollectible accounts receivable .......................         53         129
      Equity in net (earnings) losses of equity method investments ..........       (230)        196
      Deferred income taxes .................................................       (332)       (150)
      Other, net ............................................................        (50)        (52)
   Changes in assets and liabilities:
      Receivables ...........................................................       (427)    (16,715)
      Inventories ...........................................................     (8,914)     (4,869)
      Other current assets ..................................................       (521)       (969)
      Accounts payable ......................................................      1,425       4,603
      Other current liabilities .............................................     (2,616)        685
      Current taxes payable .................................................        351       1,287
      Other noncurrent assets and liabilities ...............................      2,528          40
                                                                                --------    --------
   Net cash used in operating activities ....................................     (6,065)     (9,626)
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...............................     (1,769)     (2,047)
   Proceeds from sale of property, plant and equipment ......................          7          11
   Purchases of marketable securities held-to-maturity ......................          -      (2,982)
   Proceeds from maturities or sales of marketable securities
   held-to-maturity .........................................................          -       4,496
   Purchases of marketable securities available-for-sale ....................     (1,841)     (3,790)
   Proceeds from maturities or sales of marketable securities
   available-for-sale .......................................................     12,360       1,315
                                                                                --------    --------
   Net cash provided by (used in) investing activities ......................      8,757      (2,997)
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan ...........        208         164
   Repurchases of common shares .............................................     (3,175)          -
   Dividends paid ...........................................................     (1,284)     (1,175)
                                                                                --------    --------
   Net cash used in financing activities ....................................     (4,251)     (1,011)
                                                                                --------    --------

   Effect of exchange rate changes on cash ..................................        157         (10)
                                                                                --------    --------
   Net decrease in cash and cash equivalents ................................     (1,402)    (13,644)
   Cash and cash equivalents, beginning of period ...........................      8,973      15,368
                                                                                --------    --------
   Cash and cash equivalents, end of period .................................   $  7,571    $  1,724
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

                                                                     FOR THE THREE-MONTHS ENDED         FOR THE SIX-MONTHS ENDED
                                                                     FEBRUARY          FEBRUARY         FEBRUARY        FEBRUARY
                         $ IN THOUSANDS                                2005              2004             2005            2004
----------------------------------------------------------------     --------          --------         --------        --------
Net earnings, as reported.......................................     $    600          $  3,503         $    775        $  4,596

Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects...................................          361               305              722             628
                                                                     --------          --------         --------        --------
Proforma net earnings...........................................     $    239          $  3,198         $     53        $  3,968
                                                                     ========          ========         ========        ========
Earnings per share:
      Basic-as reported.........................................     $   0.05          $   0.30         $   0.07        $   0.39
      Basic-pro forma...........................................     $   0.02          $   0.27         $   0.00        $   0.34

      Diluted-as reported.......................................     $   0.05          $   0.29         $   0.06        $   0.38
      Diluted-pro forma.........................................     $   0.02          $   0.27         $   0.00        $   0.33

      SFAS No. 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted. In addition, the Company will also take into consideration the recently issued Staff Accounting Bulletin No. 107. The Company will adopt SFAS No. 123R "Share Based-Payment" during the first quarter of fiscal year 2006. The Company expects that the adoption of SFAS No 123R will have a negative impact on the Company's consolidated results of operations.

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At February 28, 2005, primarily one financial institution held the Company's cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

      At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Following management's fiscal year 2004 decision to transfer debt securities from the held-to-maturity portfolio to the available-for-sale portfolio, the Company will not designate purchases to the held-to-maturity portfolio for a period of at least two years. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the six-months ended February 28, 2005 and February 29, 2004. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because of the investment grade quality of the securities and the relatively short maturities of these securities are making their value less susceptible to interest rate fluctuations.

      Gross realized gains and losses from sale of available-for-sale securities were $0 for the three-months ended February 28, 2005 and February 29, 2004. Gross realized gains and losses from sale of available-for-sale securities were a $5,000 gain and $51,000 loss, respectively, for the six-months ended February 28, 2005 and $0 for the six-months ended February 29, 2004.

Amortized cost and fair value of investments in marketable securities classified as held-to-maturity or available-for-sale according to management's intent are summarized as follows:

$ IN THOUSANDS

HELD-TO-MATURITY SECURITIES

                                                                                GROSS         GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED
                                                                    COST        GAINS        LOSSES      FAIR VALUE
                                                                  ---------   ----------   -----------   ----------
As of  February 28, 2005:
Due within one year.......................................        $       -   $        -   $         -   $        -
Due after one year through five years.....................                -            -             -            -
                                                                  ---------   ----------   -----------   ----------
                                                                  $       -   $        -   $         -   $        -
                                                                  =========   ==========   ===========   ==========
As of  February 29, 2004:
Due within one year.......................................        $  11,733   $      161   $         -   $   11,894
Due after one year through five years.....................           23,850          373            (7)      24,216
                                                                  ---------   ----------   -----------   ----------
                                                                  $  35,583   $      534   $        (7)  $   36,110
                                                                  =========   ==========   ===========   ==========
As of  August 31, 2004:
Due within one year.......................................        $       -   $        -   $         -   $        -
Due after one year through five years.....................                -            -             -            -
                                                                  ---------   ----------   -----------   ----------
                                                                  $       -   $        -   $         -   $        -
                                                                  =========   ==========   ===========   ==========

AVAILABLE-FOR-SALE SECURITIES


                                                                                GROSS        GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED
                                                                     COST       GAINS        LOSSES      FAIR VALUE
                                                                  ---------   ----------   -----------   ----------
As of  February 28, 2005:
Due within one year.......................................        $  11,705   $       26   $      (11)   $   11,720
Due after one year through five years.....................           24,650           21         (154)       24,517
                                                                  ---------   ----------   ----------    ----------
                                                                  $  36,355   $       47   $     (165)   $   36,237
                                                                  =========   ==========   ==========    ==========

As of  February 29, 2004:
Due within one year.......................................        $       -   $        -   $        -    $        -
Due after one year through five years.....................           12,828          144           (9)       12,963
                                                                  ---------   ----------   ----------    ----------
                                                                  $  12,828   $      144   $       (9)   $   12,963
                                                                  =========   ==========   ==========    ==========
As of  August 31, 2004:
Due within one year.......................................        $  14,678   $      124   $        -    $   14,802
Due after one year through five years.....................           32,353          214          (40)       32,527
                                                                  ---------   ----------   ----------    ----------
                                                                  $  47,031   $      338   $      (40)   $   47,329
                                                                  =========   ==========   ==========    ==========

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

                                                                  FEBRUARY   FEBRUARY    AUGUST
                      $ IN THOUSANDS                                2005       2004       2004
----------------------------------------------------------        --------   --------   --------
Inventory:
  First-in, first-out (FIFO) inventory....................        $ 22,610   $ 18,151   $ 16,043
  LIFO reserves...........................................          (5,333)    (2,644)    (5,333)
                                                                  --------   --------   --------
LIFO inventory............................................          17,277     15,507     10,710
  Weighted average inventory..............................          13,221      9,929      9,597
  Obsolescence reserve....................................            (640)      (607)      (527)
                                                                  --------   --------   --------
Total inventories.........................................        $ 29,858   $ 24,829   $ 19,780
                                                                  ========   ========   ========

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                                  FEBRUARY   FEBRUARY    AUGUST
                                                                    2005       2004       2004
                                                                  --------   --------   --------
Raw materials.............................................          30%         20%       20%
Work in process...........................................           5%         10%       10%
Finished goods and purchased parts........................          65%         70%       70%

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                                  FEBRUARY   FEBRUARY    AUGUST
                      $ IN THOUSANDS                                2005        2004      2004
----------------------------------------------------------        --------   --------   --------
Property, plant and equipment:
    Land..................................................        $    336   $    336   $    336
    Buildings ............................................          10,460      9,626     10,192
    Equipment.............................................          39,866     36,769     38,886
      Other...............................................           4,661      3,471      3,954
                                                                  --------   --------   --------
Total property, plant and equipment.......................          55,323     50,202     53,368
Accumulated depreciation and amortization.................         (38,599)   (35,854)   (37,013)
                                                                  --------   --------   --------
Property, plant and equipment, net  ......................        $ 16,724   $ 14,348   $ 16,355
                                                                  ========   ========   ========

Depreciation expense was $863,000 and $713,000 for the three-months ended February 28, 2005 and February 29, 2004, respectively, and $1.7 million and $1.5 million for the six-months ended February 28, 2005 and February 29, 2004, respectively.

(6) CREDIT ARRANGEMENTS

The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.5% at February 28, 2005). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of February 28, 2005, there was a $2.3 million outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.1% at February 28, 2005).

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

      The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding the average market price of the Company's common shares during the period, as set forth in the following table:

             FEBRUARY 28, 2005                          FEBRUARY 29, 2004
-------------------------------------------  ----------------------------------------
         WEIGHTED AVERAGE                            WEIGHTED AVERAGE
 SHARES       PRICE             EXPIRE       SHARES       PRICE           EXPIRE
-------  ----------------  ----------------  ------  ----------------  --------------
                            November, 2007-
289,250      $ 25.81          August, 2014   54,000      $ 28.17       November, 2007
=======      =======                         ======      =======

(8) INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

      Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems. The irrigation segment consists of six operating segments that have similar economic characteristics and meet the aggregation criteria of Statement of Financial Accounting Standards
(SFAS) No. 131 "Disclosures about segments of an Enterprise and Related Information."

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

      The Company has no single customer representing 10% or more of its total revenues during the three-months or six-months ended February 28, 2005 or February 29, 2004, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                       FOR THE THREE-MONTHS       FOR THE SIX-MONTHS
                                                                               ENDED                     ENDED
                                                                      -----------------------   -----------------------
                                                                       FEBRUARY     FEBRUARY     FEBRUARY     FEBRUARY
                        $ IN THOUSANDS                                   2005         2004         2005         2004
--------------------------------------------------------------        ----------   ----------   ----------   ----------
Operating revenues:
     Irrigation...............................................        $   36,161   $   48,733   $   71,563   $   82,703
     Diversified products.....................................             5,326        2,742        9,691        5,285
                                                                      ----------   ----------   ----------   ----------
Total operating revenues......................................        $   41,487   $   51,475   $   81,254   $   87,988
                                                                      ==========   ==========   ==========   ==========
Operating income:
     Irrigation...............................................        $    4,149   $    8,452   $    7,660   $   12,692
     Diversified products.....................................               618          267          933          514
                                                                      ----------   ----------   ----------   ----------
Segment operating income......................................             4,767        8,719        8,593       13,206
Unallocated general & administrative and engineering &
     research expenses........................................             4,057        3,955        8,350        7,708
Interest and other income, net................................               363          402        1,008        1,275
                                                                      ----------   ----------   ----------   ----------
Earnings before income taxes..................................        $    1,073   $    5,166   $    1,251   $    6,773
                                                                      ==========   ==========   ==========   ==========

(9) OTHER NONCURRENT ASSETS

                                                                      FEBRUARY  FEBRUARY   AUGUST
                        $ IN THOUSANDS                                  2005      2004      2004
--------------------------------------------------------------        --------  --------  --------
Cash surrender value of life insurance policies...............        $  1,945  $  1,858  $  1,903
Deferred income taxes ........................................           1,910     1,554     1,840
Equity method investments ....................................           1,594     1,241     1,364
Goodwill .....................................................           1,351     1,242     1,254
Split dollar life insurance...................................             916       913       916
Intangible pension assets.....................................             373       442       373
Other intangibles, net........................................             740       507       472
Other.........................................................             329       539       625
                                                                      --------  --------  --------
Total noncurrent assets.......................................        $  9,158  $  8,296  $  8,747
                                                                      ========  ========  ========

Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these assets at August 31, 2004 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. During the first and second quarter of fiscal year 2005, the Company capitalized costs of $314,000 for software rights purchased from a development company, which will be marketed to customers. The amortization method for this software is a 3-year straight-line method. Amortization expense for other intangible assets was $14,000 and $19,000 for the three-months ended February 28, 2005 and February 29, 2004, respectively, and $53,000 and $50,000 for the six-months ended February 28, 2005 and February 29, 2004, respectively. The following table summarizes the Company's other intangible assets:

                                                FEBRUARY       FEBRUARY    AUGUST
              $ IN THOUSANDS                      2005           2004       2004
              --------------                      ----           ----       ----
Other intangible assets:
     Non-compete agreements...............      $    396       $    343    $  385
     Tradenames...........................           145            145       145
     Patent...............................           100            100       100
     Plans and specifications.............            75             75        75
     Software.............................           314              -         -
     Other ...............................            34             15        31
  Accumulated amortization ...............          (324)          (171)     (264)
                                                --------       --------    ------
Total other intangibles assets, net.......      $    740       $    507    $  472
                                                ========       ========    ======

(10) COMPREHENSIVE INCOME

The accumulated other comprehensive income or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:

                                                                   FOR THE THREE-MONTHS ENDED          FOR THE SIX-MONTHS ENDED
                                                                   --------------------------          ------------------------
                                                                   FEBRUARY          FEBRUARY          FEBRUARY        FEBRUARY
                         $ IN THOUSANDS                              2005              2004              2005            2004
                         --------------                            --------         ---------          --------        --------
Comprehensive income:
     Net earnings..............................................     $ 600           $   3,503          $    775        $  4,596
Other comprehensive (loss) income:
     Unrealized gains (losses) on securities, net of taxes.....      (105)                 95              (258)            222
     Foreign currency translation..............................       149                (317)            1,780             248
                                                                    -----           ---------          --------        --------
Total comprehensive income.....................................     $ 644           $   3,281          $  2,297        $  5,066
                                                                    =====           =========          ========        ========

(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, and warranties of the Company's products.

      The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:

                                                                       FEBRUARY    FEBRUARY    AUGUST
                               $ IN THOUSANDS                            2005        2004       2004
                               --------------                         ----------   --------    ------
Guarantees:
     Guarantees for customer equipment financing.................     $   3,100    $  3,800    $3,700
     Guarantees on third party debt of equity investment.........             -         700       700
     Product warranties..........................................           N/A         N/A       N/A
                                                                      ---------    --------    ------
Total guarantees.................................................     $   3,100    $  4,500    $4,400
                                                                      =========    ========    ======

CUSTOMER EQUIPMENT FINANCING

In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $64,000 at February 28, 2005, compared to $69,000 at February 29, 2004 and $83,000 at August 31, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $367,000, $319,000, and $290,000 at February 28, 2005, February 29,
2004, and August 31, 2004, respectively, also classified with other current liabilities, for estimated losses on such guarantees.

      The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.5 million at February 28, 2005, $1.7 million at February 29, 2004, and $1.5 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

      Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of these specific guarantees is approximately $1.6 million at February 28, 2005, approximately $2.1 million at February 29, 2004 and approximately $2.2 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

      All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company had guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. As of February 28, 2005, the underlying bank loans being guaranteed had been paid in full and the guarantees released.

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

                                                                       FOR THE THREE-MONTHS ENDED
                                                                       FEBRUARY         FEBRUARY
                               $ IN THOUSANDS                            2005             2004
                               --------------                          --------         ---------
Warranties:
    Product warranty accrual balance, December 1...................    $  1,123         $   1,143
    Liabilities accrued for warranties during the period...........         239               245
    Warranty claims paid during the period.........................        (198)             (231)
                                                                       --------         ---------
Product warranty accrual balance, end of period....................    $  1,164         $   1,157
                                                                       ========         =========

                                                                       FOR THE SIX-MONTHS ENDED
                                                                       FEBRUARY        FEBRUARY
                               $ IN THOUSANDS                            2005            2004
                               --------------                          --------        --------
Warranties:
    Product warranty accrual balance, September 1..................    $  1,339        $  1,152
    Liabilities accrued for warranties during the period...........         429             670
    Warranty claims paid during the period.........................        (604)           (665)
                                                                       --------        --------
Product warranty accrual balance, end of period....................    $  1,164        $  1,157
                                                                       ========        ========

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

                                           FOR THE THREE-MONTHS ENDED     FOR THE SIX-MONTHS ENDED
                                           FEBRUARY          FEBRUARY     FEBRUARY       FEBRUARY
             $ IN THOUSANDS                  2005              2004         2005           2004
             --------------                --------          --------     --------       --------
Net periodic benefit cost:
    Service cost......................     $      9          $     10     $     18       $     20
    Interest cost.....................           67                72          134            145
    Net amortization and deferral.....           76                74          152            148
                                           --------          --------     --------       --------
Total net periodic benefit cost.......     $    152          $    156     $    304       $    313
                                           ========          ========     ========       ========

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

(14) INCOME TAXES

It is the Company's policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

      The effective tax rate for the income tax provision for the three-month and six-month periods ended February 28, 2005 increased due to a change in estimate in the income tax provisions recorded previously for previous year's Federal and state income tax liabilities. The effective tax rate for the three-months ended February 28, 2005 was 44.1% compared with 32.2% for the same period in fiscal 2004.

      Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

The American Jobs Creation Act of 2004 (the "Jobs Act").

      On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas.

      The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in any year after 2006. The Company reported at year ended August 31, 2004 an EIE of $253,000. The Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income" not to exceed taxable income. The deduction is phased in over a six-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

      The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, under APB Opinion No. 23, "Accounting for Income Taxes-Special Areas" has not recorded deferred tax liabilities for unpatriated foreign earnings. However, the Company will continue to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act.

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

ACCOUNTING POLICIES

In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company's historical experience.

      The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended August 31, 2004. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the six-months ended February 28, 2005.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include in the annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting and a statement that the Company's independent auditor has issued an attestation report on management's assessment of the Company's internal controls over financial reporting. The Company believes it is progressing on the project plan generally as expected to meet this requirement, however, during the second quarter of fiscal year 2005, the Company did identify a material weakness in internal controls over financial reporting (see further discussion in Item 4). The Company has remediated the material weakness as of February 28, 2005. There are no assurances however, that the Company will not discover additional material weaknesses in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers material weaknesses or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and or the Company's independent auditor may not be able to conclude that the Company's internal controls over financial reporting are effective.

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

      Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in markets in southern Africa.

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

RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months and six-months ended February 28, 2005 and February 29, 2004. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:

                                                   FOR THE THREE-MONTHS ENDED          FOR THE SIX-MONTHS ENDED
                                                 --------------------------------   -------------------------------
                                                                       PERCENT                             PERCENT
                                                 FEBRUARY  FEBRUARY    INCREASE     FEBRUARY   FEBRUARY    INCREASE
              ($ IN THOUSANDS)                     2005      2004     (DECREASE)      2005       2004     (DECREASE)
              ----------------                      ----      ----     ----------     ----       ----     ---------
Consolidated
     Operating revenues......................    $ 41,487  $ 51,475      (19.4)%    $ 81,254   $ 87,988      (7.7)%
     Cost of operating revenues..............    $ 33,721  $ 39,865      (15.4)     $ 66,915   $ 69,024      (3.1)
     Gross profit............................    $  7,766  $ 11,610      (33.1)     $ 14,339   $ 18,964     (24.4)
     Gross margin............................        18.7%     22.6%                    17.6%      21.6%
     Operating expenses......................    $  7,056  $  6,846        3.1      $ 14,096   $ 13,466       4.7
     Operating income........................    $    710  $  4,764      (85.1)     $    243   $  5,498     (95.6)
     Operating margin........................         1.7%      9.3%                      .3%       6.2%
     Interest income, net....................    $    295  $    361      (18.3)     $    556   $    785     (29.2)
     Other income, net.......................    $     68  $     41       65.9      $    452   $    490      (7.8)
     Income tax provision....................    $    473  $  1,663      (71.6)     $    476   $  2,177     (78.1)
     Effective income tax rate...............        44.1%     32.2%                    38.0%      32.1%
     Net earnings............................    $    600  $  3,503      (82.9)     $    775   $  4,596     (83.1)
Irrigation Equipment Segment  (1)
     Operating revenues......................    $ 36,161  $ 48,733      (25.8)     $ 71,563   $ 82,703     (13.5)
     Operating income........................    $  4,149  $  8,452      (50.9)     $  7,660   $ 12,692     (39.6)
     Operating margin........................        11.5%     17.3%                    10.7%      15.3%

Diversified Products Segment  (1)
     Operating revenues......................    $  5,326  $  2,742       94.2    $  9,691   $  5,285      83.4
     Operating income........................    $    618  $    267      131.5    $    933       $514      81.6
     Operating margin........................        11.6%      9.7%                   9.6%       9.7%


(1) Excludes unallocated general & administrative and engineering & research expenses

FOR THE THREE-MONTHS ENDED FEBRUARY 28, 2005

REVENUES

Operating revenues for the three-months ended February 28, 2005 declined 19% to $41.5 million compared with $51.5 million for the three-months ended February 29, 2004. This decrease was attributable to a 26% decline in irrigation equipment revenues partially offset by a 94% increase in revenues from our diversified manufacturing segment.

      Domestic irrigation equipment revenues for the three-months ended February 28, 2005 declined $11.3 million or 31%, compared to the same period last year. The decline in irrigation revenue was due to approximately a 40% decline in unit volume compared to the second quarter of fiscal 2004, which was offset by increases of approximately 17% in the average selling price of irrigation equipment. Management believes that a combination of factors have contributed to the lower demand for irrigation equipment during the quarter. These factors include the substantial increase in the prices for our irrigation equipment that occurred during the past twelve months due mostly to higher steel costs. At the same time the prices of our equipment were increasing, the prices of many agricultural commodities were declining significantly from the levels of mid 2004, including prices for major crops such as corn and soybeans that are major markets for mechanical irrigation. These lower commodity prices, combined with higher costs for energy and fertilizer, and other farm inputs contributed to reduced demand for products such as irrigation equipment, which represent substantial capital expenditures. In addition, there has been a reduction in the drought conditions from the same time last year.

      International irrigation equipment revenues have also been affected by many of the same factors affecting domestic sales of irrigation equipment. As a result, international irrigation equipment revenues decreased $1.2 million or 11% for the three-months ended February 28, 2005 when compared to the same period in fiscal 2004. While the acquisition of the Stettyn irrigation company in South Africa in the fourth quarter of fiscal 2004 contributed additional revenues during the quarter, this increase was more than offset by declines in revenues for the remaining international products. These decreased revenues were attributable to lower unit sales volumes in each of these markets. Notwithstanding the positive effect of a lower U.S. dollar value on export sales, the negative effects of higher equipment prices and depressed agricultural commodity prices reduced demand for irrigation systems.

      Diversified manufacturing revenues for the three-months ended February 28, 2005 increased 94% to $5.3 million, from $2.7 million during the second quarter of fiscal 2004. The increase was primarily due to expanded revenues generated from outsourced manufacturing work performed for GE Transportation Systems, Global Signaling during the period. The diversified segment continues to achieve success in developing new business opportunities and expects to see continued growth supported by appropriate investment.

GROSS MARGIN

Gross margin for the quarter declined to 18.7% from the 22.6% gross margin achieved during the second quarter of fiscal 2004. The decline in gross margin is largely attributable to the production of fewer irrigation systems during the quarter compared to the second quarter of fiscal 2004. This resulted in a reduced number of units to which overhead and other fixed production costs were allocated. In addition, higher energy cost has affected cost of production and in-bound and out-bound transportation. Gross margin was also negatively affected by the increase in the percentage of total sales represented by our international operations since margins achieved by these operations are typically lower than those achieved by our domestic operations. Finally, the larger percentage of revenues from diversified manufacturing lowered margins during the quarter since the Company realizes lower margins on these products than it currently does on irrigation equipment products. As the Company gains experience with its expanded diversified manufacturing base, it expects to realize margin improvements, bringing margins closer to those earned on irrigation equipment revenues.

OPERATING EXPENSES

Operating expenses for the quarter were $0.2 million or 3.1% higher than during the same period of fiscal 2004. The increase was primarily due to higher insurance costs, expenses relating to compliance with management's assessment over internal controls, and incremental operating expenses of the Stettyn irrigation company which was acquired in the fourth quarter of fiscal 2004.

INTEREST INCOME, OTHER INCOME, AND TAXES

Net interest income during the three-months ended February 28, 2005 of $295,000 declined 18% from the $361,000 earned during the same period of fiscal 2004. This decrease primarily reflects a reduction of interest income from securities and interest bearing bank accounts due to a smaller balance held in these securities and accounts.

      Other income, net of $68,000 during the three-months ended February 28, 2005 reflects an increase of $27,000 compared to other income, net of $41,000 for the same prior year period. This increase primarily resulted from a $185,000 increase in net earnings from minority equity investments partially offset by lower net foreign currency gains of $155,000 compared to the same prior year period.

      The effective tax rate for the income tax provision for the three-months ended February 28, 2005 increased due to a change in estimate in the income tax provision recorded previously for the 2004 state income tax liability. The effective tax rate for the three-months ended February 28, 2005 was 44.1% compared with 32.2% for the same period in fiscal 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

      The American Jobs Creation Act of 2004 (the "Job's Act") which was signed into law on October 22, 2004 includes provisions which phase out the extraterritorial income deduction over a two year period beginning January 1, 2005. The first year phase out of 20% will impact the Company's tax rates for the eight months of fiscal 2005 occurring after that date. Accordingly, the effect of this phase out has been included in the calculation of the Company's effective tax rate beginning in the quarter ended February 28, 2005. The Job's Act also includes a one-time deduction for qualifying repatriations of foreign earnings during fiscal 2005. However, the Company does not intend to repatriate earnings of its foreign subsidiaries during fiscal 2005. The incentive for U.S. production activities included in the Job's Act, effective for fiscal years beginning after December 31, 2004, will not impact the Company's tax rate in fiscal 2005.

FOR THE SIX-MONTHS ENDED FEBRUARY 28, 2005

REVENUES

Operating revenues for the six months ended February 28, 2005 declined 8% to $81.3 million compared with $88.0 million for the six months ended February 29, 2004. This decrease was attributable to a 14% decline in irrigation equipment revenues partially offset by an 83% increase in revenues from our diversified manufacturing segment.

      Domestic irrigation equipment revenues for the six-months ended February 28, 2005 declined $11.7 million or 19%, compared to the same period last year. The decline in irrigation revenue was due to a 34% decline in unit volume compared to the first half of fiscal 2004, which was partially offset by increases in the selling price of irrigation equipment. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2005 also contributed to the decline in domestic irrigation revenues for the first six months of fiscal 2005.

      International irrigation equipment revenues for the six-months ended February 28, 2005 increased $0.5 million or 3% over the first six months of fiscal 2004. The acquisition of the Stettyn irrigation company in South Africa in the fourth quarter of fiscal 2004 contributed additional revenues during the first half of fiscal 2005. This increase was largely offset by a decline in unit volume in other international markets. The decline in unit volume compared to the first half of fiscal 2004 was partially offset by increases in the average selling price of irrigation equipment. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2005 also contributed to the decline in unit volume in international irrigation markets for the first six months of fiscal 2005.

      Diversified manufacturing revenues of $9.7 million for the six-months ended February 28, 2005 represented an increase of $4.4 million or 83% from the same prior year period. The increase was primarily due to expanded revenues generated from outsourced manufacturing work performed for GE Transportation Systems, Global Signaling during the period.

GROSS MARGINS

The Company's gross margin decreased to 17.6% in the six-months ended February 28, 2005, from 21.6% for the same prior year period. Management believes that the factors described in the discussion of the three-months ended February 28, 2005 also contributed to the decline in gross margins for the first six months of fiscal 2005.

OPERATING EXPENSES

Operating expenses during the first half of fiscal 2005 rose by $0.6 million or 4.7% from the same prior year period. The increase was primarily due to higher insurance costs, expenses relating to compliance with management's assessment over internal controls, and incremental operating expenses of the Stettyn irrigation company which was acquired in the fourth quarter of fiscal 2004.

INTEREST INCOME, OTHER INCOME, AND TAXES

Net interest income during the six-months ended February 28, 2005 of $556,000 declined 26% from the $785,000 earned during the same period of fiscal 2004. This decrease primarily reflects a reduction of interest income from securities and interest bearing bank accounts due to a smaller balance held in these securities and accounts.

      Other income, net of $452,000 during the six-months ended February 28, 2005 reflects a decrease of $38,000 compared to other income, net of $490,000 for the same prior year period. This decrease resulted from lower foreign currency net gains of $420,000 and an increase in other miscellaneous expenses of $44,000 partially offset by higher net earnings from minority equity investments of $426,000.

      The effective rate for the income tax provision for the six-months ended February 28, 2005 increased due to a change in estimate in the income tax provisions recorded previously for previous year's Federal and state income tax liabilities. The effective tax rate for the six-months ended February 28, 2005 was 38.0% compared with 32.1% for the same period in fiscal 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company may also use cash to finance business acquisitions and additional stock repurchases from time to time. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations.

      The Company's cash and marketable securities totaled $43.8 million at February 28, 2005, $50.3 million at February 29, 2004, and $56.3 million at August 31, 2004. The Company's marketable securities consist primarily of tax-exempt high-grade municipal debt.

      Cash flows used in operations totaled $6.1 million during the six-months ended February 28, 2005, compared to $9.6 million used in operations during the same prior year period. The $3.5 million decrease in cash flows used in operations was primarily due to a $16.3 million decrease from the prior year period in accounts receivables offset by higher inventory builds of $4.0 million, a $4.1 million decrease in accounts payable and current taxes payable, and a $3.8 million decrease in net earnings. The inventory change was primarily due to lower unit sales volumes, and higher steel inventory and the accounts receivable change was primarily due to collection of dealer programs.

      Cash flows provided by investing activities totaled $8.8 million during the six-months ended February 28, 2005 compared to cash flows used in investing activities of $3.0 million during the same prior year period. Cash flows provided by investing activities increased by $11.8 million compared to the same prior year period primarily due to proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities and property, plant and equipment.

      Capital expenditures were $1.8 million during the six-months ended February 28, 2005 compared to $2.0 million during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2005 are expected to be approximately $4.5 to $5 million and will be used to improve the Company's facilities and expand its manufacturing capacity.

      Cash flows used in financing activities totaled $4.3 million during the six-months ended February 28, 2005 compared to $1.0 million during the same prior year period. The increase in cash used for the six-months ended February 28, 2005 as compared to the same prior year period, is primarily the result of repurchases of common shares of $3.2 million.

      The Company repurchased 138,500 shares of common stock on the open market under the Company's stock repurchase plan during the three-months ended February 28, 2005. As of February 28, 2005, the Company has existing authorization, without further action by our Board of Directors, to repurchase up to approximately 1.1 million shares of the Company's common stock in the open market or otherwise.

      The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (5.5% at February 28, 2005). The Company expects to renew this line of credit on substantially similar terms.

      The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of February 28, 2005, there was a $2.2 million outstanding balance on this line, which is a $1.4 million increase during the quarter. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.1% at February 28, 2005).

      The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs.

OFF-BALANCE SHEET ARRANGEMENTS

During the three-months ended February 28, 2005, the Company reduced its off - balance sheet exposure to guarantees as described in Note 11, Guarantees, to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and financial commitments as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2004.

MARKET CONDITIONS AND FISCAL 2005 OUTLOOK

For the remainder of fiscal 2005, the Company expects lower irrigation system unit volumes in the domestic and international markets. The Company remains uncertain as to the long-term effect of higher irrigation system prices and pricing policy changes on the demand for its products. The Company expects diversified manufacturing to remain strong for fiscal 2005 due to the continued expansion and investment in this business segment. Management believes it has taken appropriate actions to tightly control operating expenses for fiscal 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted. In addition, the Company will also take into consideration the recently issued Staff Accounting Bulletin No. 107. The Company will adopt SFAS No. 123R "Share Based Payment" during the first quarter of fiscal year 2006. The Company expects that the adoption of SFAS 123R will have a negative impact on the Company's consolidated results of operations.

      SFAS No. 151, "Inventory Costs" eliminates the "so abnormal" criterion in ARB 43 Chapter 4 "Inventory Pricing". This Statement no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. The Company will adopt this Statement in the first quarter of fiscal 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

      SFAS No. 153, "Exchanges of Nonmonetary Assets" eliminates the exception to the fair-value principle for exchanges of "similar productive assets," which had been accounted for based on the book value of the asset surrendered with no gain recognition. Nonmonetary exchanges have to be accounted for at fair-value, recognizing any gain or loss, if the transactions meet the commercial-substance criterion and fair-value determinable. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in the first quarter of fiscal 2006 and does not expect this pronouncement to have a material impact on the Company's financial position and net income.

      In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Staff Position No. FAS 109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in SFAS 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The incentive for U.S. qualified production activities included in the Act is effective as of December 21, 2004. See further discussion of the effect on the Company's consolidated financial statements in Note 14, Income Taxes.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the "Officers") performed an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Officers concluded that the disclosure controls and procedures were ineffective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company's reports under the Securities Exchange Act of 1934 due to a material weakness in internal controls over financial reporting. The identified material weakness related to review of manual journal entries according to the Company's policy due to vacancies in two key financial management positions at November 30, 2004. Both of the open positions have been filled by qualified individuals.

Other than filling the two vacant positions in its financial management staff, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls made during the period covered by this report that have, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                                        (c) Total Number of
                                 (a) Total                              Shares Purchased as     (d) Maximum Number of
                                 Number of           (b) Average         Part of  Publicly        Shares that May Yet
                                   Shares           Price Paid per       Announced Plans or       Be Purchased Under
Period                           Purchased              Share              Programs (2)         the Plans and Programs
------                           ---------          --------------      -------------------     ----------------------
December 1, 2004 to
December 31, 2004............            -                   -                      -                  1,205,518

January 1, 2005 to
January 31, 2005.............      138,500(1)          $ 22.93                138,500                  1,067,018

February 1, 2005 to
February 28, 2005............            -                   -                      -                  1,067,018
                                   -------             -------                -------                  ---------
    Total....................      138,500             $ 22.93                138,500                  1,067,018
                                   =======             =======                =======                  =========

(1)   All shares were purchased in open market transactions.

(2) The Company originally announced a plan to repurchase 250,000 shares on July 26, 1989. Increases in the number of shares that the Company is authorized to repurchase under the plan were announced from time to time since that date, including increases due to three stock splits declared by the Company. As a result, the total number of shares the Company was authorized to purchase under this plan was 1,898,437 on a split-adjusted basis.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual shareholders' meeting was held on February 9, 2005. The shareholders voted to elect two directors and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2005. In addition to the election of Mr. Christodolou and Mr. McIntosh as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Buffett, Mr. Nahl, Mr. Welsh, Mr. Cunningham, and Mr. Parod. There were 11,778,185 shares of common stock entitled to vote at the meeting and 10,941,429 shares (92.9%) were represented at the meeting. The voting results were as follows:

1.  Election of Directors: Michael N. Christodolou   For - 10,907,888     Withheld - 33,541
                           J. David McIntosh         For - 10,905,154     Withheld - 36,275

2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2005.

     For -  10,747,556     Against -  185,990         Abstain -  7,884

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

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April 2005.

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