Form 10-Q
period 2005-05-31
LINDSAY MANUFACTURING CO
filed 2005-07-11
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2005

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

As of July 7, 2005, 11,517,536 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I - FINANCIAL INFORMATION

       ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, May 31, 2005 and 2004
           and August 31, 2004                                                                       3

           Consolidated Statements of Operations for the three-months and nine-months ended
           May 31, 2005 and 2004                                                                     4

           Consolidated Statements of Cash Flows for the nine-months
           ended May 31, 2005 and 2004                                                               5

           Notes to Consolidated Financial Statements                                              6-14


       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       15-21

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                 21-22

       ITEM 4 - CONTROLS AND PROCEDURES                                                             22

PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                                                   23

       ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                         23

       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                     23

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 23

       ITEM 5 - OTHER INFORMATION                                                                   23

       ITEM 6 - EXHIBITS                                                                           23-24

SIGNATURE                                                                                           25

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    MAY 31, 2005 AND 2004 AND AUGUST 31, 2004


                                                                         (UNAUDITED)       (UNAUDITED)
                                                                             MAY               MAY             AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                         2005              2004              2004
-----------------------------------                                         -----             -----             ----
ASSETS
Current assets:
  Cash and cash equivalents ......................................        $  19,755         $  12,055         $   8,973
  Marketable securities ..........................................           11,759            12,692            14,802
  Receivables ....................................................           32,392            36,427            34,369
  Inventories ....................................................           22,684            22,700            19,780
  Deferred income taxes ..........................................            1,684             2,539             1,026
  Other current assets ...........................................            3,426             2,142             2,422
                                                                          ---------         ---------         ---------
  Total current assets ...........................................           91,700            88,555            81,372

Long-term marketable securities ..................................           22,154            32,462            32,527
Property, plant and equipment, net ...............................           16,732            14,992            16,355
Other noncurrent assets ..........................................            8,654             8,394             8,747
                                                                          ---------         ---------         ---------
Total assets .....................................................        $ 139,240         $ 144,403         $ 139,001
                                                                          =========         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................        $  10,398         $   9,879         $   9,117
  Other current liabilities ......................................           14,234            20,261            15,359
                                                                          ---------         ---------         ---------
  Total current liabilities ......................................           24,632            30,140            24,476

Pension benefits liability .......................................            4,733             2,315             2,169
Other noncurrent liabilities .....................................              155               179               172
                                                                          ---------         ---------         ---------
Total liabilities ................................................           29,520            32,634            26,817
                                                                          ---------         ---------         ---------

Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
    authorized, no shares issued and outstanding) ................                -                 -                 -
  Common stock, ($1 par value, 25,000,000 shares authorized,
    17,565,184, 17,485,679 and 17,493,841 shares issued in
    May 2005 and 2004 and August 2004, respectively) .............           17,565            17,486            17,494
  Capital in excess of stated value ..............................            3,500             2,677             2,966
  Retained earnings ..............................................          183,834           181,511           181,209
  Less treasury stock (at cost, 6,048,448, 5,724,069 and 5,724,069
    shares, respectively) ........................................          (96,547)          (89,898)          (89,898)
  Accumulated other comprehensive income (loss), net .............            1,368                (7)              413
                                                                          ---------         ---------         ---------
Total shareholders' equity .......................................          109,720           111,769           112,184
                                                                          ---------         ---------         ---------
Total liabilities and shareholders' equity .......................        $ 139,240         $ 144,403         $ 139,001
                                                                          =========         =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE-MONTHS AND NINE-MONTHS ENDED MAY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    -------------------------         ------------------------
                                                       MAY              MAY              MAY             MAY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2005             2004             2005            2004
----------------------------------------              ----             ----             ----            ----
Operating revenues .........................        $ 55,985         $ 62,286         $137,239        $150,274
Cost of operating revenues .................          43,792           49,299          110,707         118,323
                                                    --------         --------         --------        --------
Gross profit ...............................          12,193           12,987           26,532          31,951
                                                    --------         --------         --------        --------

Operating expenses:
  Selling expense ..........................           2,692            2,830            8,438           8,588
  General and administrative expense .......           3,421            3,255           10,415           9,527
  Engineering and research expense .........             714              762            2,070           2,198
                                                    --------         --------         --------        --------
Total operating expenses ...................           6,827            6,847           20,923          20,313
                                                    --------         --------         --------        --------

Operating income ...........................           5,366            6,140            5,609          11,638

Interest income, net .......................             264              341              820           1,126
Other income, net ..........................            (137)             (53)             315             437
                                                    --------         --------         --------        --------

Earnings before income taxes ...............           5,493            6,428            6,744          13,201

Income tax provision .......................           1,723            2,083            2,199           4,260
                                                    --------         --------         --------        --------

Net earnings ...............................        $  3,770         $  4,345         $  4,545        $  8,941
                                                    ========         ========         ========        ========


Basic net earnings per share ...............        $   0.33         $   0.37         $   0.39        $   0.76
                                                    ========         ========         ========        ========

Diluted net earnings per share .............        $   0.32         $   0.36         $   0.38        $   0.75
                                                    ========         ========         ========        ========

Average shares outstanding .................          11,596           11,760           11,693          11,752
Diluted effect of stock options ............              83              187              155             207
                                                    --------         --------         --------        --------
Average shares outstanding assuming dilution          11,679           11,947           11,848          11,959
                                                    ========         ========         ========        ========

Cash dividends per share ...................        $  0.055         $  0.050         $  0.165        $  0.150
                                                    ========         ========         ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTHS ENDED MAY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                             MAY              MAY
($ IN THOUSANDS)                                                            2005             2004
----------------                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings ..................................................        $  4,545         $  8,941
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization ..............................           2,639            2,242
      Amortization of marketable securities premiums, net ........             176              109
      Loss (gain) on sale of property, plant and equipment .......              21              (30)
      Provision for uncollectible accounts receivable ............              72              178
      Equity in net (earnings) losses of equity method investments            (201)             235
      Deferred income taxes ......................................            (158)            (134)
      Other, net .................................................              28              (56)
   Changes in assets and liabilities:
      Receivables ................................................           2,664          (13,432)
      Inventories ................................................          (2,454)          (2,522)
      Other current assets .......................................            (438)          (1,335)
      Accounts payable ...........................................             803            1,694
      Other current liabilities ..................................          (2,931)           3,379
      Current taxes payable ......................................           1,370              661
      Other noncurrent assets and liabilities ....................           2,640             (630)
                                                                          --------         --------
   Net cash provided by (used in) operating activities ...........           8,776             (700)
                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ....................          (2,903)          (3,308)
   Proceeds from sale of property, plant and equipment ...........              24               90
   Purchases of marketable securities held-to-maturity ...........               -           (2,982)
   Proceeds from maturities or sales of marketable securities
held-to-maturity .................................................               -            6,676
   Purchases of marketable securities available-for-sale .........          (1,841)          (7,371)
   Proceeds from maturities or sales of marketable securities
available-for-sale ...............................................          14,500            5,861
                                                                          --------         --------
   Net cash provided by (used in) investing activities ...........           9,780           (1,034)
                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan              561              225
   Repurchases of common shares ..................................          (6,649)               -
   Dividends paid ................................................          (1,920)          (1,763)
                                                                          --------         --------
   Net cash used in financing activities .........................          (8,008)          (1,538)
                                                                          --------         --------

   Effect of exchange rate changes on cash .......................             234              (41)
                                                                          --------         --------
   Net increase (decrease) in cash and cash equivalents ..........          10,782           (3,313)
   Cash and cash equivalents, beginning of period ................           8,973           15,368
                                                                          --------         --------
   Cash and cash equivalents, end of period ......................        $ 19,755         $ 12,055
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

                                                                   FOR THE THREE-MONTHS ENDED       FOR THE NINE-MONTHS ENDED
                                                                     MAY               MAY              MAY              MAY
$ IN THOUSANDS                                                       2005             2004             2005             2004
--------------                                                       ----             ----             ----             -----
Net earnings, as reported .................................        $   3,770        $   4,345        $   4,545        $   8,941

Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects .............................              240              323              962              934
                                                                   ---------        ---------        ---------        ---------
Proforma net earnings .....................................        $   3,530        $   4,022        $   3,583        $   8,007
                                                                   =========        =========        =========        =========

Earnings per share:
      Basic-as reported ...................................        $    0.33        $    0.37        $    0.39        $    0.76
      Basic-pro forma .....................................        $    0.30        $    0.34        $    0.31        $    0.68

      Diluted-as reported .................................        $    0.32        $    0.36        $    0.38        $    0.75
      Diluted-pro forma ...................................        $    0.30        $    0.34        $    0.30        $    0.67


         SFAS No. 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted. In addition, the Company will also take into consideration the recently issued Staff Accounting Bulletin No. 107. The Company will adopt SFAS No. 123R "Share Based-Payment" during the first quarter of fiscal year 2006. The Company expects that the adoption of SFAS No 123R will have a negative impact on the Company's reported consolidated results of operations.

(3) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At May 31, 2005, a single financial institution held substantially all the Company's cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Following management's fiscal year 2004 decision to transfer debt securities from the held-to-maturity portfolio to the available-for-sale portfolio, the Company will not purchase held-to-maturity investments until after August 2006. .Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the nine-months ended May 31, 2005 and 2004. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.

Gross realized gains and losses from sale of available-for-sale securities are as follows:

$ IN THOUSANDS
--------------
                                     THREE-MONTHS ENDED MAY 31,    NINE-MONTHS ENDED MAY 31,
                                     --------------------------    -------------------------
                                        2005          2004           2005           2004
                                        ----          ----           ----           ----
Gross realized gains ............       $  -          $ 28           $  5           $ 28
Gross realized losses............       $  -          $(10)          $(51)          $(10)



Amortized cost and fair value of investments in marketable securities classified as held-to-maturity or available-for-sale according to management's intent are summarized as follows:

$ IN THOUSANDS

HELD-TO-MATURITY SECURITIES

                                                             GROSS           GROSS
                                             AMORTIZED     UNREALIZED      UNREALIZED
                                                COST         GAINS           LOSSES      FAIR VALUE
                                                ----         -----           ------      ----------
As of May 31, 2005:
Due within one year ..................        $     -        $     -         $    -        $     -

Due after one year through five years               -              -              -              -
                                              -------        -------         ------        -------
                                              $     -        $     -         $    -        $     -
                                              =======        =======         ======        =======

As of May 31, 2004:
Due within one year .................         $12,692        $    98         $    -        $12,790
Due after one year through five years          20,703            122            (78)        20,747
                                              -------        -------         ------        -------
                                              $33,395        $   220         $  (78)       $33,537
                                              =======        =======         ======        =======

As of August 31, 2004:
Due within one year .................         $     -        $     -         $    -        $     -
Due after one year through five years               -              -              -              -
                                              -------        -------         ------        -------
                                              $     -        $     -         $    -        $     -
                                              =======        =======         ======        =======

AVAILABLE-FOR-SALE SECURITIES

                                                              GROSS            GROSS
                                             AMORTIZED      UNREALIZED       UNREALIZED
                                               COST            GAINS           LOSSES        FAIR VALUE
                                               ----            -----           -----         ----------
As of May 31, 2005:
Due within one year .................        $ 11,783        $      3         $    (27)        $ 11,759
Due after one year through five years          22,366               1             (213)          22,154
                                             --------        --------         --------         --------
                                             $ 34,149        $      4         $   (240)        $ 33,913
                                             ========        ========         ========         ========

As of May 31, 2004:
Due within one year .................        $      -        $      -         $      -         $      -
Due after one year through five years          11,825              22              (88)          11,759
                                             --------        --------         --------         --------
                                             $ 11,825        $     22         $    (88)        $ 11,759
                                             ========        ========         ========         ========

As of August 31, 2004:
Due within one year .................        $ 14,678        $    124             $  -         $ 14,802
Due after one year through five years          32,353             214              (40)          32,527
                                             --------        --------         --------         --------
                                             $ 47,031        $    338         $    (40)        $ 47,329
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

                                                 MAY            MAY              AUGUST
$ IN THOUSANDS                                  2005            2004              2004
--------------                                  ----            ----              ----
Inventory:
  First-in, first-out (FIFO) inventory        $ 16,722         $ 17,584         $ 16,043
  LIFO reserves ......................          (4,546)          (4,043)          (5,333)
                                              --------         --------         --------
LIFO inventory .......................          12,176           13,541           10,710
  Weighted average inventory .........          11,232            9,700            9,597
  Obsolescence reserve ...............            (724)            (541)            (527)
                                              --------         --------         --------
Total inventories ....................        $ 22,684         $ 22,700         $ 19,780
                                              ========         ========         ========


The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                         MAY            MAY           AUGUST
                                         2005           2004           2004
                                         ----           ----           ----
Raw materials ....................        25%            20%            20%
Work in process ..................         5%            10%            10%
Finished goods and purchased parts        70%            70%            70%


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

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                   MAY              MAY             AUGUST
$ IN THOUSANDS                                     2005             2004             2004
--------------                                     ----             ----             ----
Property, plant and equipment:
    Land ................................        $    336         $    336         $    336
    Buildings ...........................          10,612            9,609           10,192
    Equipment ...........................          39,694           37,973           38,886
     Other ..............................           5,323            3,339            3,954
                                                 --------         --------         --------
Total property, plant and equipment .....          55,965           51,257           53,368
Accumulated depreciation and amortization         (39,233)         (36,265)         (37,013)
                                                 --------         --------         --------
Property, plant and equipment, net ......        $ 16,732         $ 14,992         $ 16,355
                                                 ========         ========         ========



Depreciation expense was $811,000 and $718,000 for the three-months ended May 31, 2005 and 2004, respectively, and $2.5 million and $2.2 million for the nine-months ended May 31, 2005 and 2004, respectively.


(6)  CREDIT ARRANGEMENTS

The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (6.0% at May 31, 2005). The Company expects to renew this line of credit on substantially similar terms.

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of May 31, 2005, there was an outstanding balance equal to the Euro equivalent of $891,000 on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.1% at May 31, 2005).


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

         The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they had an exercise price exceeding the average market price of the Company's common shares during the period, as set forth in the following table:

                      MAY 31, 2005                                         MAY 31, 2004
----------------------------------------------------  ---------------------------------------------------
                 WEIGHTED AVERAGE                                  WEIGHTED AVERAGE
    SHARES           PRICE             EXPIRE          SHARES            PRICE             EXPIRE
    ------           ------            ------          ------            -----             ------
                                  September , 2007-                                   November , 2007 -
   524,372           $24.04         October, 2014      206,250           $26.48           April, 2014
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

     The Company has no single customer representing 10% or more of its total revenues during the three-months or nine-months ended May 31, 2005 or 2004, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                      FOR THE THREE-MONTHS ENDED       FOR THE NINE-MONTHS ENDED
                                                                      --------------------------       -------------------------
                                                                         MAY              MAY            MAY              MAY
$ IN THOUSANDS                                                           2005            2004            2005            2004
--------------                                                           ----            ----            ----            ----
Operating revenues:
     Irrigation ...............................................        $ 49,978        $ 58,744        $121,541        $141,447
     Diversified products .....................................           6,007           3,542          15,698           8,827
                                                                       --------        --------        --------        --------
Total operating revenues ......................................        $ 55,985        $ 62,286        $137,239        $150,274
                                                                       ========        ========        ========        ========

Operating income:
     Irrigation ...............................................        $  8,671        $ 10,060        $ 16,331        $ 22,740
     Diversified products .....................................             830              97           1,763             623
                                                                       --------        --------        --------        --------
Segment operating income ......................................           9,501          10,157          18,094          23,363
Unallocated general & administrative and engineering & research
     expenses .................................................           4,135           4,017          12,485          11,725
Interest and other income, net
                                                                            127             288           1,135           1,563
                                                                       --------        --------        --------        --------
Earnings before income taxes ..................................        $  5,493        $  6,428        $  6,744        $ 13,201
                                                                       ========        ========        ========        ========

(9) OTHER NONCURRENT ASSETS

                                                         MAY           MAY         AUGUST
$ IN THOUSANDS                                          2005          2004          2004
--------------                                          ----          ----          ----
Cash surrender value of life insurance policies        $1,966        $1,881        $1,903
Deferred income taxes .........................         1,340         1,495         1,840
Equity method investments .....................         1,565         1,202         1,364
Goodwill ......................................         1,378         1,251         1,254
Split dollar life insurance ...................           954           916           916
Intangible pension assets .....................           373           442           373
Other intangibles, net ........................           746           495           472
Other .........................................           332           712           625
                                                       ------        ------        ------
Total noncurrent assets .......................        $8,654        $8,394        $8,747
                                                       ======        ======        ======




Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, tradenames, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these non-amortizing assets at August 31, 2004 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these other intangible assets was $45,000 and $27,000 for the three-months ended May 31, 2005 and 2004, respectively, and $98,000 and $77,000 for the nine-months ended May 31, 2005 and 2004, respectively. These other intangible assets include software rights acquired in fiscal year 2005 for $364,000, which are being amortized on a 3-year straight-line method. The following table summarizes the Company's other intangible assets:


                                             MAY           MAY        AUGUST
$ IN THOUSANDS                              2005          2004         2004
--------------                              ----          ----         ----
Other intangible assets:
     Non-compete agreements .......        $ 404         $ 333         $ 385
     Tradenames ...................          146           145           145
     Patent .......................          100           100           100
     Plans and specifications .....           75            75            75
     Software .....................          364             -             -
     Other ........................           32            31            31
  Accumulated amortization ........         (375)         (189)         (264)
                                           -----         -----         -----
Total other intangibles assets, net        $ 746         $ 495         $ 472
                                           =====         =====         =====



 (10) COMPREHENSIVE INCOME

The accumulated other comprehensive income or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:


                                                                FOR THE THREE-MONTHS ENDED      FOR THE NINE-MONTHS ENDED
                                                                --------------------------      -------------------------
                                                                    MAY            MAY              MAY             MAY
$ IN THOUSANDS                                                      2005           2004            2005            2004
--------------                                                      ----           ----            ----            ----
Comprehensive income:
     Net earnings ........................................        $ 3,770         $ 4,345         $ 4,545         $ 8,941
Other comprehensive (loss) income:
     Unrealized (losses) gains on securities, net of taxes            (74)           (201)           (332)             21
     Foreign currency translation ........................           (493)           (188)          1,287              60
                                                                  -------         -------         -------         -------
Total comprehensive income ...............................        $ 3,203         $ 3,956         $ 5,500         $ 9,022
                                                                  =======         =======         =======         =======

(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, and warranties of the Company's products.

          The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:


                                                                 MAY           MAY          AUGUST
$ IN THOUSANDS                                                   2005          2004          2004
--------------                                                   ----          ----          ----
Guarantees:
     Guarantees for customer equipment financing .......        $2,271        $3,900        $3,700
     Guarantees on third party debt of equity investment             -           700           700
     Product warranties ................................           N/A           N/A           N/A
                                                                ------        ------        ------
Total guarantees .......................................        $2,271        $4,600        $4,400
                                                                ======        ======        ======


CUSTOMER EQUIPMENT FINANCING
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $75,000 at May 31, 2005, compared to $84,000 at May 31, 2004 and $83,000 at August 31, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $297,000, $319,000, and $290,000 at May 31, 2005 and 2004, and August 31, 2004,
respectively, also classified with other current liabilities, for estimated losses on such guarantees.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.4 million at May 31, 2005, $1.7 million at May 31, 2004, and $1.5 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with three financial institutions including the institution referred to above. The original amount of these specific guarantees is approximately $871,000 at May 31, 2005, and approximately $2.2 million at May 31, 2004, and approximately $2.2 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

         All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT
The Company had guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. By the end of the second quarter fiscal 2005, all underlying bank loans guaranteed had been paid in full and the guarantees released.

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


                                                              FOR THE THREE-MONTHS ENDED
                                                                  MAY             MAY
$ IN THOUSANDS                                                   2005            2004
--------------                                                   ----            ----
Warranties:
    Product warranty accrual balance, March 1 ..........        $ 1,164         $ 1,157
    Liabilities accrued for warranties during the period            427             395
    Warranty claims paid during the period .............           (567)           (187)
                                                                -------         -------
Product warranty accrual balance, end of period ........        $ 1,024         $ 1,365
                                                                =======         =======

                                                               FOR THE NINE-MONTHS ENDED
                                                                  MAY            MAY
$ IN THOUSANDS                                                   2005            2004
--------------                                                   ----            ----
Warranties:
    Product warranty accrual balance, September 1 ......        $ 1,339         $ 1,152
    Liabilities accrued for warranties during the period            856           1,065
    Warranty claims paid during the period .............         (1,171)           (852)
                                                                -------         -------
Product warranty accrual balance, end of period ........        $ 1,024         $ 1,365
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

                                    FOR THE THREE-MONTHS ENDED     FOR THE NINE-MONTHS ENDED
                                    --------------------------     -------------------------
                                          MAY         MAY               MAY        MAY
$ IN THOUSANDS                           2005        2004              2005        2004
--------------                           ----        ----              ----        ----
Net periodic benefit cost:
    Service cost .................       $  9        $ 10              $ 27        $ 30
    Interest cost ................         67          72               201         217
    Net amortization and deferral.         76          74               228         222
                                         ----        ----              ----        ----
Total net periodic benefit cost...       $152        $156              $456        $469
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

On June 23, 2005, the Company settled a pending lawsuit through mediation. Under generally accepted accounting principles, the settlement of this litigation required that the Company increase the estimate of settlement costs related to this matter as of May 31, 2005 by $335,000. The settlement charge is included in cost of operating revenues in the consolidated statements of operations.

(14) INCOME TAXES

It is the Company's policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

         The effective tax rate for the income tax provision for the nine-month period ended May 31, 2005 increased 0.3% due to a change in the estimated calculation for the income tax provisions recorded for the previous year's Federal and State income tax liabilities and lower tax credits when compared to the same period in fiscal 2004. The effective tax rate for the three-months ended May 31, 2005 was 31.4% compared with 32.4% for the same period in fiscal 2004. This decrease is due to lower effective tax rates at several foreign subsidiaries offset by lower tax credits when compared to the same period in fiscal 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

The American Jobs Creation Act of 2004 (the "Jobs Act").

         On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas.

         The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in any year after 2006. The Company reported at year ended August 31, 2004 an EIE of $253,000. The Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income" not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

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

         The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended August 31, 2004. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. However, there were no significant changes in the Company's critical accounting policies during the nine-months ended May 31, 2005.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to include in the annual report on Form 10-K a report on management's assessment of the effectiveness of the Company's internal controls over financial reporting and a statement that the Company's independent auditor has issued an attestation report on management's assessment of the Company's internal controls over financial reporting. The Company believes it is progressing on the project plan generally as expected to meet this requirement, and does not have unremediated material weaknesses in internal controls over financial reporting. There are no assurances however, that the Company will not discover material weaknesses in its internal controls as it implements new documentation and testing procedures to comply with the new Section 404 reporting requirement. If the Company discovers material weaknesses or is unable to complete the work necessary to properly evaluate its internal controls over financial reporting, there is a risk that management and or the Company's independent auditor may not be able to conclude that the Company's internal controls over financial reporting are effective.

OVERVIEW

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems, which are used, principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems and remote monitoring which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in
Note 8 to the consolidated financial statements.

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


RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months and nine-months ended May 31, 2005 and 2004. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:

                                                   FOR THE THREE-MONTHS ENDED                    FOR THE NINE-MONTHS ENDED
                                       ----------------------------------------------     ------------------------------------------
                                                                             PERCENT                                       PERCENT
($ IN THOUSANDS)                          MAY               MAY             INCREASE        MAY              MAY          INCREASE
----------------                         2005              2004            (DECREASE)       2005             2004         (DECREASE)
                                         ----              ----            ----------       ----             ----         ----------
Consolidated
     Operating revenues ............   $ 55,985          $ 62,286            (10.1)%      $137,239         $150,274           (8.7)%
     Cost of operating revenues.....   $ 43,792          $ 49,299            (11.2)       $110,707         $118,323           (6.4)
     Gross profit ..................   $ 12,193          $ 12,987             (6.1)       $ 26,532         $ 31,951          (17.0)
     Gross margin ..................      21.8%              20.9%                            19.3%            21.3%
     Operating expenses ............   $  6,827          $  6,847             (0.3)       $ 20,923         $ 20,313            3.0
     Operating income ..............   $  5,366          $  6,140            (12.6)       $  5,609         $ 11,638          (51.8)
     Operating margin ..............        9.6%              9.9%                             4.1%           7.7%
     Interest income, net ..........   $    264          $    341            (22.6)       $    820         $  1,126          (27.2)
     Other income, net .............   $   (137)         $    (53)           158.5        $    315         $    437          (27.9)
     Income tax provision ..........   $  1,723          $  2,083            (17.3)       $  2,199         $  4,260          (48.4)
     Effective income tax rate             31.4%             32.4%                            32.6%            32.3%
     Net earnings ..................   $  3,770          $  4,345            (13.2)       $  4,545         $  8,941          (49.2)
Irrigation Equipment Segment (1)....
     Operating revenues ............   $ 49,978          $ 58,744            (14.9)       $121,541         $141,447          (14.1)
     Operating income ..............   $  8,671          $ 10,060            (13.8)       $ 16,331         $ 22,740          (28.2)
     Operating margin ..............       17.4%             17.1%                            13.4%            16.1%
Diversified Products Segment (1)
     Operating revenues ............   $  6,007          $  3,542             69.6        $ 15,698         $  8,827           77.8
     Operating income ..............   $    830          $     97            755.2        $  1,763         $    623          183.0
     Operating margin ..............       13.8%              2.7%                            11.2%             7.1%

     (1) Excludes unallocated general & administrative and engineering & research expenses


FOR THE THREE-MONTHS ENDED MAY 31, 2005

REVENUES
Operating revenues for the three-months ended May 31, 2005 declined 10% to $56.0 million compared to $62.3 million for the three-months ended May 31, 2004. This decrease was attributable to a 15% decline in irrigation equipment revenues partially offset by a 70% increase in revenues from our diversified manufacturing segment.

         Domestic irrigation equipment revenues for the three-months ended May 31, 2005 declined $9.4 million or 22%, compared to the same period last year. The decline in irrigation revenue was due to approximately a 36% decline in unit volume compared to the third quarter of fiscal 2004. Management believes that a combination of factors have contributed to the lower demand for irrigation equipment during the quarter. These factors include significantly lower agricultural commodity prices, higher farm input costs, and a reduction in drought conditions. While agricultural commodity prices have rebounded from earlier this year, the price of corn has declined approximately 19%, and soybeans approximately 21%, from the same time last year. In addition, reflecting a plentiful harvest last season, domestic ending inventories of corn, cotton and soybeans more than doubled. While ethanol demand continues to drive corn usage higher, ending inventories for corn are not projected to decline this season. Currently, overall growing conditions for farmers throughout most of the United States remain favorable. The drought conditions experienced in much of the West and Plains regions have been greatly alleviated. The combination of these factors and higher costs for energy and fertilizer, and other farm inputs contributed to reduced demand for products such as irrigation equipment, which represent substantial capital expenditures.

         International irrigation equipment revenues increased $637,000 or 4% for the three-months ended May 31, 2005 when compared to the same period in fiscal 2004. The increase in irrigation revenue was due to the acquisition of the Stettyn irrigation company in South Africa in the fourth quarter of fiscal 2004 and an increase in exports to the Middle East. This increase in revenue was partially offset by many of the same factors affecting domestic sales of irrigation equipment, including the negative effects of depressed agricultural commodity prices. In addition, the lower value of the United States dollar relative to local currencies continues to negatively impact farmers' profitability due to the fact that world commodity prices are denominated in US dollars and a depressed US dollar yields less revenue for farmers.

         Diversified manufacturing revenues for the three-months ended May 31, 2005 increased 70% to $6.0 million, from $3.5 million during the second quarter of fiscal 2004. Revenues grew in both contract manufacturing and commercial tubing. The Company continues to develop new relationships for diversified manufacturing in industries outside of agriculture and irrigation. Additionally, the Company is pursuing incremental growth paths for its commercial tubing business. The diversified segment continues to achieve success in developing new business opportunities and expects to see continued growth supported by appropriate investment.

GROSS MARGIN
Gross margin for the quarter increased to 22% from the 21% gross margin achieved during the third quarter of fiscal 2004. The increase in gross margin is largely attributable to product price increases implemented in 2004 that were designed to pass-through the steel cost increases that occurred in fiscal 2004, partially offset by lower manufacturing variances resulting from lower production volumes. During the third quarter of fiscal 2005, the Company experienced a slight reduction in steel costs from the high level of fiscal 2004. In addition, the Company experienced improved margins with its diversified manufacturing segment due primarily to higher manufacturing volumes which spread fixed costs over a larger base. In addition, Company-wide cost reduction actions have also improved gross margins.

OPERATING EXPENSES
Operating expenses for the quarter were $6.8 million, which is equal to the prior year period. Operating expenses were positively affected by cost reductions made earlier this year and lower insurance costs offset by incremental operating expenses of Stettyn, the irrigation company which was acquired in the fourth quarter of fiscal 2004, and Sarbanes-Oxley compliance related costs.

INTEREST INCOME, OTHER INCOME, AND TAXES

Net interest income during the three-months ended May 31, 2005 of $264,000 declined 22.6% from the $341,000 earned during the same period of fiscal 2004. This decrease primarily reflects a reduction of interest income from securities due to smaller balances held in marketable securities and higher balances in interest bearing accounts earning a lower interest rate when compared to the average interest rate earned on securities held.

         Other income, net was a loss of $137,000 during the three-months ended May 31, 2005, which reflects an increase in the net loss of $84,000 when compared to the same period in fiscal 2004. This increase primarily resulted from a net foreign currency loss of $47,000 and an increase in miscellaneous expenses of $37,000 when compared to the same prior year period.

         The effective tax rate for the income tax provision for the three-months ended May 31, 2005 decreased due to lower effective tax rates at several foreign subsidiaries offset by lower tax credits when compared to the three-months ended May 31, 2004. The effective tax rate for the three-months ended May 31, 2005 was 31.4% compared with 32.4% for the same period in fiscal 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

         The American Jobs Creation Act of 2004 (the "Job's Act") which was signed into law on October 22, 2004 includes provisions which phase out the extraterritorial income deduction over a two year period beginning January 1, 2005. The first year phase out of 20% will impact the Company's tax rates for the eight months of fiscal 2005 occurring after that date. Accordingly, the effect of this phase out has been included in the calculation of the Company's effective tax rate. The Job's Act also includes a one-time deduction for qualifying repatriations of foreign earnings during fiscal 2005. However, the Company does not intend to repatriate earnings of its foreign subsidiaries during fiscal 2005. The incentive for U.S. production activities included in the Job's Act, effective for fiscal years beginning after December 31, 2004, will not impact the Company's tax rate in fiscal 2005.

FOR THE NINE-MONTHS ENDED MAY 31, 2005

REVENUES
Operating revenues for the nine-months ended May 31, 2005 declined 9% to $137.2 million compared with $150.3 million for the nine-months ended May 31, 2004. This decrease was attributable to a 14% decline in irrigation equipment revenues partially offset by a 78% increase in revenues from our diversified manufacturing segment.

         Domestic irrigation equipment revenues for the nine-months ended May 31, 2005 declined $21.1 million or 20%, compared to the same period last year. The decline in irrigation revenue was due to a 36% decline in unit volume compared to the nine-months ended May 31, 2004, which was partially offset by increases in the selling price of irrigation equipment. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2005 also contributed to the decline in domestic irrigation revenues for the nine-months ended May 31, 2005.

         International irrigation equipment revenues for the nine-months ended May 31, 2005 increased $1.2 million or 3% over the nine-months ended May 31, 2004. The acquisition of Stettyn, the irrigation company in South Africa, in the fourth quarter of fiscal 2004 contributed additional revenues during the nine-months ended May 31, 2005. This increase was largely offset by a decline in unit volume in other international markets. The decline in unit volume compared to the nine-months ended May 31, 2004 was partially offset by increases in the average selling price of irrigation equipment. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2005 also contributed to the decline in unit volume in international irrigation markets for the nine-months ended May 31, 2005.

Diversified manufacturing revenues of $15.7 million for the nine-months ended May 31, 2005 represented an increase of $6.9 million or 78% from the same prior year period. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2005 also contributed to the increase in diversified manufacturing revenues for the nine-months ended May 31, 2005.

GROSS MARGINS
The Company's gross margin decreased to 19% in the nine-months ended May 31, 2005, from 21% for the same prior year period. The decrease in gross margin is primarily attributable to the significant reduction in unit volume offset by product price increases implemented in 2004 that were designed to pass-through the steel cost increases that occurred in fiscal 2004. In addition, gross margins continue to improve at the international locations as well as in the diversified manufacturing segment for the reasons set forth in the discussion of the three-months ended May 31, 2005.

OPERATING EXPENSES
Operating expenses during the nine-months ended May 31, 2005 rose by $610,000 or 3% from the same prior year period. Operating expenses increased due to incremental operating expenses of the Stettyn irrigation company, which was acquired in the fourth quarter of fiscal 2004, and Sarbanes-Oxley compliance related costs, partially offset by cost reductions made earlier this year.

INTEREST INCOME, OTHER INCOME, AND TAXES

Net interest income during the nine-months ended May 31, 2005 of $820,000 declined 27.2% from the $1.1 million earned during the same period of fiscal 2004. This decrease primarily reflects a reduction of interest income from securities due to smaller balances held in these securities and higher balances in interest bearing accounts earning a lower interest rate when compared to the average interest rate earned on securities held.

         Other income, net of $315,000 during the nine-months ended May 31, 2005 reflects a decrease of $122,000 compared to other income, net of $437,000 for the same prior year period. This decrease primarily resulted from lower foreign currency net gains of $467,000, and an increase in other miscellaneous expenses of $91,000 partially offset by higher net earnings from minority equity investments of $436,000.

         The effective rate for the income tax provision for the nine-months ended May 31, 2005 increased due to a change in the estimated calculation for in the income tax provisions recorded for the previous year's Federal and State income tax liabilities and lower tax credits when compared to the same period in fiscal 2004. The effective tax rate for the nine-months ended May 31, 2005 was 32.6% compared with 32.3% for the same period in fiscal 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

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

         The Company's cash and marketable securities totaled $53.7 million at May 31, 2005, $57.2 million at May 31, 2004, and $56.3 million at August 31, 2004. The Company's marketable securities consist primarily of investment-grade municipal bonds.

         Cash flows provided by operations totaled $8.8 million during the nine-months ended May 31, 2005, compared to $700,000 used in operations during the same prior year period. The $9.5 million increase in cash flows provided by operations was primarily due to a $16.1 million increase in cash provided by accounts receivables, $4.1 million increase in cash provided by noncurrent assets and liabilities and current assets offset by a $6.3 million decrease in cash from current liabilities, and a $4.4 million decrease in net earnings. The accounts receivable change was primarily due to collection of dealer programs combined with lower revenues in the current nine-months ended May 31, 2005 when compared to the same period in fiscal 2004.

         Cash flows provided by investing activities totaled $9.8 million during the nine-months ended May 31, 2005 compared to cash flows used in investing activities of $1.0 million during the same prior year period. Cash flows provided by investing activities increased by $10.8 million compared to the same prior year period primarily due to higher proceeds from maturities and sales of marketable securities and lower purchases of marketable securities.

         Capital expenditures were $2.9 million during the nine-months ended May 31, 2005 compared to $3.3 million during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2005 are expected to be approximately $4.0 to $4.5 million and will be used to improve the Company's facilities and expand its manufacturing capacity.

         Cash flows used in financing activities totaled $8.0 million during the nine-months ended May 31, 2005 compared to $1.5 million during the same prior year period. The increase in cash used for the nine-months ended May 31, 2005 as compared to the same prior year period, is primarily the result of repurchases of common shares of $6.6 million.

         The Company repurchased 324,379 shares of common stock on the open market under the Company's stock repurchase plan during the nine-months ended May 31, 2005. The Company repurchased 185,879 shares of common stock during the three-months ended May 31, 2005. As of May 31, 2005, the Company has existing authorization, without further action by our Board of Directors, to repurchase up to approximately 881,000 shares of the Company's common stock in the open market or otherwise.

         The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (6.0% at May 31, 2005). The Company expects to renew this line of credit on substantially similar terms.

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to the Euro equivalent of $2.7 million for working capital purposes. As of May 31, 2005, there was an $891,000 outstanding balance on this line, which is a $1.3 million decrease during the quarter. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.1% at May 31, 2005).

         The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash needs.

OFF-BALANCE SHEET ARRANGEMENTS
During the three-months ended May 31, 2005, the Company reduced its off-balance sheet exposure to guarantees as described in Note 11, Guarantees, to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and financial commitments as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2004.

MARKET CONDITIONS AND FISCAL 2005 OUTLOOK
For the fourth-quarter of fiscal 2005, the Company expects irrigation system unit volumes in the domestic and international markets to be lower than the fourth quarter of fiscal 2004. Significantly lower agricultural commodity prices, higher farm input costs, and a reduction in drought conditions in the United States continues to reduce the demand for irrigation systems. The Company expects diversified manufacturing to remain strong for the fourth quarter of fiscal 2005 due to the continued expansion and investment in this business segment. Management believes it has taken appropriate actions to tightly control operating expenses for fiscal 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
SFAS No. 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted. In addition, the Company will also take into consideration the recently issued Staff Accounting Bulletin No. 107. The Company will adopt SFAS No. 123R "Share Based Payment" during the first quarter of fiscal year 2006. The Company expects that the adoption of SFAS 123 R will have a negative impact on the Company's reported consolidated results of operations.

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

         SFAS No. 154, "Accounting Changes and Error Corrections" replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this pronouncement to have a material impact on the Company's financial position and net income.

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

         The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency translation risk. However, a majority of the Company's revenue generated from operations outside the United States is denominated in local currency. The Company's most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company's results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.

         The Company's translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged.

ITEM 4 - CONTROLS AND PROCEDURES

Based upon their evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) , management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2005.

         There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect these controls during the quarter ended May 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                               (c) Total Number of        (d) Maximum Number
                           (a) Total                           Shares Purchased as        of Shares that May
                           Number of        (b) Average         Part of Publicly            Yet Be Purchased
                             Shares        Price Paid per      Announced Plans or         Under the Plans and
Period                     Purchased            Share             Programs (2)                 Programs
------                     ---------            -----             ------------                 --------
March 1, 2005 to
March 31, 2005 .......      78,700(1)        $   19.03                78,700                    988,318

April 1, 2005 to
April 30, 2005 .......      59,800(1)        $   18.95                59,800                    928,518

May 1, 2005 to
May 31, 2005 .........      47,379(1)        $   17.79                47,379                    881,139
                           -------           ---------               -------                    -------
    Total ............     185,879           $   18.69               185,879                    881,139
                           =======           =========               =======                    =======


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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of July 2005.

                                 LINDSAY MANUFACTURING CO.

                                 By:  /s/ DAVID B. DOWNING
                                      --------------------------------------
                                 Name:   David B. Downing
                                 Title:  Vice President, Chief Financial Officer
                                         (Principal Financial Officer)