Form 10-K
period 2005-08-31
LINDSAY MANUFACTURING CO
filed 2005-11-14
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13419

                            Lindsay Manufacturing Co.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                    47-0554096
          (State or other jurisdiction of                      (I.R.S. Employer
           incorporation or organization)                    Identification No.)

2707 NORTH 108TH STREET, SUITE 102, OMAHA, NEBRASKA                 68164
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2005 was $270,948,258.

As of October 19, 2005, 11,520,136 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the February 6, 2006, annual shareholders' meeting are incorporated herein by reference into Part III.
Exhibit index is located on page 47-48.

                                TABLE OF CONTENTS

                                                                         Page(s)
                                                                         -------
Part I
           Item 1.   Business                                               3-8
           Item 2.   Properties                                               8
           Item 3.   Legal Proceedings                                      8-9
           Item 4.   Submission of Matters to a Vote of Security
                     Holders                                                  9

Part II
           Item 5.   Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of
                     Equity Securities                                       11
           Item 6.   Selected Financial Data                                 11
           Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                   12-19
           Item 7A.  Quantitative and Qualitative Disclosures about
                     Market Risk                                             19
           Item 8.   Financial Statements and Supplementary Data          20-41
           Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     42
           Item 9A.  Controls and Procedures                              42-43
           Item 9B.  Other Information                                       43

Part III
           Item 10.  Directors and Executive Officers of the
                     Registrant                                              44
           Item 11.  Executive Compensation                                  44
           Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management                                          44
           Item 13.  Certain Relationships and Related Transactions          45
           Item 14.  Principal Accounting Fees and Services                  45

Part IV
           Item 15.  Exhibits, Financial Statement Schedules              46-48

SIGNATURES                                                                   49

                                     PART I

ITEM 1 - BUSINESS

INTRODUCTION

Lindsay Manufacturing Co. ("Lindsay" or the "Company") is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in Note Q to the consolidated financial statements.

     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in markets in southern Africa.

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

     The Company also markets pivot monitoring and control systems, which includes remote telemetry and a web or personal computer hosted data acquisition and monitoring applications. These systems will allow the grower to monitor and control their pivot system, accumulate data on the operation of the system and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control system are marketed under the GrowSmart brand with product names of FieldSENTRY and FieldLink.

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

                                                          FOR THE YEARS ENDED AUGUST 31,
                                        -----------------------------------------------------------------
                                                     2005                  2004                   2003
                                          2005    % of Total    2004    % of Total    2003    % of Total
($ IN MILLIONS)                         Revenues   Revenues   Revenues   Revenues   Revenues    Revenues
                                        --------  ----------  --------  ----------  --------  -----------
United States ........................   $126.5        71      $145.7        74      $125.0        76
Europe, Africa, Australia, & Middle
   East ..............................     30.1        17        30.3        15        23.3        14
Mexico & Latin America ...............     16.1         9        16.5         9        10.7         7
Other  International .................      4.6         3         4.2         2         4.4         3
                                         ------       ---      ------       ---      ------       ---
Total Revenues .......................   $177.3       100      $196.7       100      $163.4       100

     United States Market. In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer's requirements, assemble and erect the system in the field from the parts delivered from the Company, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, or farm structures. The Company also has a small number of direct sales agents that sell the Greenfield and GrowSmart branded products directly to the end-users.

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

     Competition. The U.S. center pivot irrigation systems industry has seen significant consolidation of manufacturers over the years; four primary manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company's engineering and research expenses totaled $2.7 million, $2.9 million, and $2.6 million for fiscal years 2005, 2004, and 2003, respectively. There is a high level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it generally competes favorably with respect to these factors.

DIVERSIFIED PRODUCTS

Seeking to expand the throughput of its manufacturing facility and operation, the Company began in 1987 to more fully utilize its capacity by providing outsource manufacturing services and selling large-diameter steel tubing. In addition, the Company has expanded its diversified products into contract manufacturing. The Company continues to develop new relationships for diversified manufacturing in industries outside of agriculture and irrigation. The Company's customer base includes certain large industrial companies. Each benefits from the Company's design and engineering capabilities as well as the Company's ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, punching, forming, galvanizing and hydraulic, electrical, and mechanical assembly.

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

ORDER BACKLOG

As of August 31, 2005, the Company had an order backlog of $14.2 million, a decrease of 14% from $16.5 million at August 31, 2004. The $2.3 million decrease in order backlog was primarily attributable to decreased demand for irrigation systems, which was partially offset by a higher backlog on diversified products. At fiscal year end 2005, the Company had a $9.0 million order backlog for irrigation equipment, compared to $12.3 million at fiscal year end 2004. At fiscal year end 2005, order backlog for diversified products totaled $5.2 million, compared to $4.2 million at fiscal year end 2004. The Company expects that the existing backlog of orders will be filled in fiscal 2006.

     Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer's firm order. Orders from U.S. dealers are accompanied with a $1,000 down payment unless they are purchasing through a Company financing program and the down payment is 10% of purchase price. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company's international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, fasteners, and electrical components (motors, switches, cable, and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2005, 2004, and 2003 were $4.1 million, $5.0 million and $1.9 million, respectively. Fiscal 2005 capital expenditures were used primarily for updating manufacturing plant and equipment, expanded manufacturing capacity, and to further automate the Company's facilities. Capital expenditures for fiscal 2006 are expected to be approximately $4.0 to $4.5 million and will be used to improve the Company's existing facilities, expand its manufacturing capabilities, and increase productivity.

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

EMPLOYEES

The number of persons employed by the Company and its wholly owned subsidiaries at fiscal year end 2005, 2004, and 2003 were 645, 639, and 620, respectively. None of the Company's U.S. employees are represented by a union. Certain of the Company's foreign employees are unionized due to local governmental regulations.

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

SUBSIDIARIES

The Company has five wholly owned operating subsidiaries: Lindsay
Transportation, Inc., Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., and Lindsay Manufacturing Africa (PTY) Ltd.

     Lindsay Transportation, Inc. was formed in 1975. It owns approximately 110 trailers and, through lease of tractors and arrangements with independent drivers, supplies the ground transportation in the United States and Canada for the Company's products and the bulk of incoming raw materials, and hauls other products on backhauls.

     Lindsay Europe SAS, located in France, was acquired in March 2001, and is a manufacturer and marketer of irrigation equipment for the European market.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The Company's primary production facility is located in the United States, but it also has smaller production facilities in France, Brazil, and South Africa. Most financial transactions are in U.S. dollars, although sales from the Company's foreign subsidiaries, which were less than 15% of total consolidated Company sales in fiscal 2005, are conducted in local currencies.

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

INFORMATION AVAILABLE ON LINDSAY WEBSITE

We make available free of charge on our website, through a link to the Securities Exchange Commission (SEC) website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company's internet address is http://www.lindsaymanufacturing.com, however, information posted on our website is not part of the Form 10-K. The following documents are also posted on the Company's website:

Audit Committee Charter
Compensation Committee Charter
Corporate Governance and Nominating Committee Charter
Corporate Governance Principles
Code of Ethical Conduct
Code of Business Conduct and Ethics
Employee Complaint Procedures for Accounting and Auditing Matters
Special Toll-Free Hotline Number, E-mail Address, and Mail Address for Making Confidential or Anonymous Complaints

These documents are also available in print to any shareholders who requests, by sending a letter addressed to the Secretary of the Company.

NEW YORK STOCK EXCHANGE CERTIFICATION

On March 11, 2005, the Company's Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date.

RISK FACTORS

THE COMPANY'S DOMESTIC AND INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON THE AGRICULTURAL INDUSTRY. The Company's domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek cheaper alternatives in the used irrigation equipment market.

THE COMPANY'S PROFITABILITY MAY BE NEGATIVELY AFFECTED BY INCREASES IN THE COST OF RAW MATERIALS, LABOR, AND ENERGY. There is a high level of price competition in the market for irrigation equipment. Therefore, the Company may not be able to recover all operating cost increases through price increases, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income, the regularity of rainfall, and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand, and freight costs.

THE COMPANY'S INTERNATIONAL IRRIGATION EQUIPMENT SALES ARE HIGHLY DEPENDENT ON FOREIGN MARKET CONDITIONS. Approximately 29% of the Company's revenues are generated from international sales. Specifically, international revenues are generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, and Central and South America. In addition to general economic and political stability, the Company's international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability, armed hostilities, and similar incidents.

THE COMPANY'S DIVERSIFIED PRODUCT REVENUES ARE DEPENDENT ON SALES TO A FEW LARGE CUSTOMERS, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S PROFITABILITY. Approximately 12% of the Company's revenues are generated from sales of its diversified products (outsource manufacturing services and the sale of large diameter steel tubing). While we anticipate that these customers will each continue to be significant outsource manufacturing customers, the loss of one or more of these customers could have an adverse effect on the revenues the Company earns from outsource manufacturing and its overall profitability.

COMPLIANCE WITH APPLICABLE ENVIRONMENTAL REGULATIONS OR STANDARDS MAY REQUIRE ADDITIONAL CAPITAL AND OPERATIONAL EXPENDITURES. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification, and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility, which is included in the agency's superfund sites as discussed in Note M to the consolidated financial statements. Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Management does not believe any future material capital and operational expenditures for such issues are required

ITEM 2 - PROPERTIES

The Company owns and occupies 43 acres in Lindsay, Nebraska on which its principal U.S. manufacturing facilities are located. The Lindsay, Nebraska facility has eight separate buildings. In addition, the Company owns 79 acres adjacent to its primary property. This land is used for research, development, and testing purposes.

     The French facility was acquired to provide a European location for the manufacture of its irrigation products. The French facility consists of three separate buildings situated on approximately 3.5 acres.

     The Irrigation Specialists Inc. dealership occupies several leased buildings at three separate retail locations based in the eastern Washington state region and one retail location in north eastern Oregon. These leases expire over a remaining term of nine years.

     The Company's Brazilian facility is operated under a lease cancelable by the Company, which expires in 2008. The Brazilian facility consists of two main buildings.

     The Company's South African subsidiary has two separate facilities. One facility is operated under a lease cancelable by the Company, which expires in 2007. This facility consists of a single main building. The other South African facility is operated under a lease with a six month cancellation option.

     The Company leases office space in Omaha, Nebraska where it maintains its executive and its domestic and international sales and marketing offices. The Omaha executive, domestic and international sales and marketing office space lease expires in 2008.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions and past five years experience are set forth below. Mr. Parod is the only executive officer of the Company with an employment agreement. This agreement extends through April 2007. All other executive officers of the Company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person to which he was selected as an officer.

                    AGE                          POSITION
                    ---                          --------
Richard W. Parod     52   President and Chief Executive Officer
Matthew T. Cahill    43   Vice President - Manufacturing
David B. Downing     50   Vice President, Chief Financial Officer, Treasurer and
                          Secretary
Gary E. Kaplan       44   Vice President - Market Services
Dirk A. Lenie        51   Vice President - Marketing
Charles H. Meis      59   Vice President - Engineering
Tim J. Paymal        31   Corporate Controller
Robert S. Snoozy     59   Vice President - Domestic Sales

     Mr. Richard W. Parod is President and Chief Executive Officer of the Company, and has held such positions since April 2000. Prior to that time and since 1997, Mr. Parod was Vice President and General Manager of the Irrigation Division of The Toro Company. Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997, becoming President in 1994. Mr. Parod has been a Director since April 2000, when he began his employment with the Company.

     Mr. Matthew T. Cahill is Vice President - Manufacturing of the Company, and has held such position since October 2000, when he joined the Company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager - Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant - Corporate Technology Staff.

     Mr. David B. Downing is Vice President, Chief Financial Officer, Treasurer and Secretary, and has held the CFO position since August 2004 when he joined the Company and was appointed Treasurer and Secretary in September 2005. Prior to August 2004, Mr. Downing was President of FPM L.L.C., a heat-treating company in Elk Grove Village, Illinois, after joining the company in January 2001 as Vice President and Chief Financial Officer. From July 1998 to December 2000, Mr. Downing was Vice President and Controller for Thermo-King, a unit of Ingersoll-Rand Company Limited, which manufactures transport refrigeration equipment.

     Mr. Gary E. Kaplan is Vice President - Market Services of the Company, and has held such position since September 2004. Prior to that time and since 1997, Mr. Kaplan was Director of Customer Care at The Toro Company, a manufacturer of various irrigation systems in Riverside, California.

     Mr. Dirk A. Lenie is Vice President - Marketing of the Company, and has held such position since November 2000, when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of Residential/Commercial Irrigation Division of The Toro Company.

     Mr. Charles H. Meis is Vice President - Engineering of the Company, and has held such position since 1975. Mr. Meis began his employment with the Company in 1971.

     Mr. Tim J. Paymal is Corporate Controller of the Company, and has held such position since January 2005, when he joined the Company. Prior to that time and since 1996, Mr. Paymal was most recently an audit assurance senior manager with Deloitte & Touche LLP.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol "LNN". As of September 30, 2005 there were approximately 141 shareholders of record and an estimated 2,500 "street-name" beneficial holders whose shares are held in names other than their own.

The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:

                   Fiscal 2005 Stock Price       Fiscal 2004 Stock Price
                 ---------------------------   ---------------------------
                  HIGH      LOW    DIVIDENDS    HIGH      LOW    DIVIDENDS
                 ------   ------   ---------   ------   ------   ---------
First Quarter    $28.55   $22.45     $0.055    $24.53   $20.05     $0.050
Second Quarter    29.51    21.51      0.055     26.87    23.90      0.050
Third Quarter     24.60    17.50      0.055     26.15    22.90      0.050
Fourth Quarter    26.06    19.95      0.060     24.96    22.70      0.055
Year             $29.51   $17.50     $0.225    $26.87   $20.05     $0.205

Purchases of equity securities by the issuer and affiliated purchases-The Company made no repurchases of its common stock under the Company's stock repurchase plan during the fourth quarter ended August 31, 2005; therefore, tabular disclosure is not presented. During the second and third quarters of fiscal 2005, the Company repurchased a total of 324,379 shares. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company's common stock in the open market or otherwise.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                   FOR THE YEARS ENDED AUGUST 31,
                                 -------------------------------------------------------------------------------------------------
                                   2005      2004      2003      2002      2001      2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating revenues               $ 177.3   $ 196.7   $ 163.4   $ 145.9   $ 126.7   $ 129.8   $ 116.7   $ 155.7   $ 158.3   $ 136.2
Gross profit                        33.6      39.5      39.7      32.9      27.9      31.6      30.6      42.8      40.9      32.7
Selling, general and
   administrative, and
   engineering and research
   expenses                         28.1      27.5      23.4      19.8      17.2      15.0      15.4      15.5      14.2      13.2
Restructuring charges                 --        --        --        --       0.9        --        --        --        --        --
Operating income                     5.5      12.0      16.4      13.1       9.8      16.6      15.2      27.3      26.7      19.5
Net earnings (2)                     4.8       9.3      12.9      10.7       8.2      13.4      12.9      23.7      20.3      16.7
Net earnings per share (1)(2)       0.41      0.78      1.08      0.90      0.69      1.07      0.97      1.63      1.36      1.10
Cash dividends per share           0.225     0.205     0.155      0.14      0.14      0.14      0.14     0.125     0.091     0.067
Property, plant and
   equipment, net                   17.3      16.4      13.9      14.5      14.9      15.9      15.4      14.1      11.1       9.7
Total assets                       134.8     139.0     131.2     114.7     101.9      97.2     101.6     109.9     108.7      97.3
Long-term obligation                  --        --        --        --        --        --        --       0.1       0.3        --
Return on sales                      2.7%      4.7%      7.9%      7.4%      6.5%     10.3%     11.1%     15.2%     12.8%     12.3%
Return on beginning assets (3)       3.5%      7.1%     11.2%     10.7%      8.4%     13.2%     11.7%     21.8%     20.9%     19.3%
Diluted weighted average
   shares                         11.801    11.947    11.896    11.858    11.900    12.503    13.285    14.556    14.980    15.226

(1)  Per share amounts are calculated using diluted average shares outstanding.

(2) Fiscal 1998 includes non-operating income of $4.0 million ($2.7 after taxes) or $0.18 per share from the settlement of litigation.

(3)  Defined as net earnings divided by beginning of period total assets.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONCERNING FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2006 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section contained in Item 1. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW- The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. In addition to irrigation equipment, the Company also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract basis for certain industrial companies. The Company sells its products primarily to an independent dealer network, world-wide, who resell to their customer, the farmer. The Company also has a small number of direct sales agents that sell the Greenfield and GrowSmart branded products directly to the farmer. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has production facilities in France, South Africa, and Brazil.

Key factors which impact demand for the Company's products include agricultural commodity prices, crop yields, weather, environmental regulations, and interest rates. Demand for the Company's products declined during fiscal 2005. Lower commodity prices, high farm input costs and a reduction in the drought conditions in the West and Plains regions in the United States decreased demand for irrigation systems. International sales were primarily impacted by the same factors affecting the domestic market.

Compliance with Sarbanes Oxley requirements negatively impacted general and administrative expenses during fiscal 2005. The Company expects that Sarbanes related costs will decrease in fiscal 2006, but will continue to be a recurring expense.

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

     Certain of the Company's accounting policies are critical, as these policies are most important to the presentation of the Company's consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes in critical accounting policies during fiscal 2005.

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

     Note A to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.

RESULTS OF OPERATIONS

The following "Fiscal 2005 Compared to 2004" and the "Fiscal 2004 Compared to 2003" sections present an analysis of the Company's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the industry segment information in Note Q to the financial statements.

FISCAL 2005 COMPARED TO 2004

The following table provides highlights for fiscal 2005 compared with fiscal
2004:

                                              FOR THE YEARS ENDED
                                                   AUGUST 31,
                                              -------------------   % INCREASE
($ IN THOUSANDS)                                2005       2004     (DECREASE)
                                              --------   --------   ----------
Consolidated
   Operating revenues .....................   $177,271   $196,696      (9.9%)
   Cost of operating revenues .............   $143,700   $157,179      (8.6)
      Gross profit ........................   $ 33,571   $ 39,517     (15.0)
Gross margin ..............................       18.9%      20.1%
Selling, engineering and research, and
     general and administrative expenses ..   $ 28,073   $ 27,477       2.2
Operating income ..........................   $  5,498   $ 12,040     (54.3)
Operating margin ..........................        3.1%       6.1%
Interest income, net ......................   $  1,179   $  1,456     (19.0)
Other income, net .........................   $    273   $    270       1.1
Income tax provision ......................   $  2,112   $  4,480     (52.9)
Effective income tax rate .................       30.4%      32.5%
Net earnings ..............................   $  4,838   $  9,286     (47.9)
Irrigation Equipment Segment (See Note Q)
Operating revenues ........................   $156,313   $183,844     (15.0)
Operating income (1) ......................   $ 19,945   $ 27,226     (26.7)
Operating margin ..........................       12.8%      14.8%
Diversified Products Segment (See Note Q)
Operating revenues ........................   $ 20,958   $ 12,852      63.1
Operating income (1) ......................   $  2,595   $  1,143     127.0
Operating margin ..........................       12.4%       8.9%

(1) Excludes unallocated general & administrative and engineering & research expenses


REVENUES

Operating revenues for fiscal 2005 declined by $19.4 million or 10% from fiscal 2004. The decline was attributable to decreased irrigation equipment revenues, partially offset by an increase in diversified manufacturing revenues.

     Domestic irrigation revenues declined by $27.4 million or 21% from fiscal 2004. The decline in domestic irrigation revenue was due to a decline in unit volume of approximately 35% as compared to prior year, which was partially offset by an increase in the selling price of irrigation equipment of approximately 10%. Management believes that a combination of factors contributed to the lower demand for irrigation equipment during the year. These factors include generally lower agricultural commodity prices, higher farm input costs, and a reduction in drought conditions. The price of corn declined approximately 10%, cotton declined approximately 8% and soybeans remained flat, from the same time last year. In addition, strong U.S. harvests are expected for this fall season. While ethanol demand continues to drive corn usage higher, ending inventories for corn are expected to remain high. The overall growing conditions for farmers throughout most of the United States remained favorable. The drought conditions experienced in much of the West and Plains regions were greatly alleviated. The combination of these factors and higher costs for energy, fertilizer and other farm inputs contributed to reduced demand for products such as irrigation equipment, which represent substantial capital expenditures.

     International irrigation revenues remained flat in fiscal 2005 at $50.8 million compared to $50.9 million in fiscal 2004. The acquisition of Stettyn, the irrigation company in South Africa, in the fourth quarter of fiscal 2004 contributed additional revenues during the year. This increase in revenue was partially offset by many of the same factors affecting domestic sales of irrigation equipment, including the negative effects of depressed agricultural commodity prices. In addition, the lower value of the United States dollar relative to local currencies continues to negatively impact farmers' profitability due to the fact that world commodity prices are denominated in US dollars and a depressed U.S. dollar yields less local currency revenue for farmers. In total international revenues were 29% of total revenues for fiscal 2005 as compared to 26% for fiscal 2004.

     Diversified manufacturing revenues increased $8.1 million or 63% compared to fiscal 2004. Revenues grew in both contract manufacturing and commercial tubing. The Company continues to develop new relationships for diversified manufacturing in industries outside of agriculture and irrigation. Additionally, the Company is pursuing incremental growth paths for its commercial tubing business. The diversified segment continues to achieve success in developing new business opportunities and expects to see continued growth supported by appropriate investment.

GROSS MARGIN

Gross margin was 18.9% for fiscal 2005 compared to 20.1% for fiscal 2004. The decrease in gross margin is primarily attributable to the significant reduction in unit volume offset by product price increases implemented in 2004 that were designed to pass-through the steel cost increases that occurred in the prior year. Towards the end of the 2005 fiscal year, the Company experienced a slight reduction in steel costs from the high level of fiscal 2004. In addition, gross margins for fiscal 2005 were negatively affected by the field repair campaign announced during the fourth quarter, which decreased pre-tax earnings by $1.5 million. Company-wide cost reduction actions have partially offset lower domestic unit volumes and contributed to improved international and diversified manufacturing margins.

OPERATING EXPENSES

The Company's operating expenses for fiscal 2005 increased $596,000 or 2% over fiscal 2004. Operating expenses were positively affected by cost reduction efforts during the year, but these savings were largely offset by incremental operating expenses of $217,000 incurred at our Stettyn operation which was acquired in the fourth quarter of fiscal 2004. In addition, we incurred additional costs related to Sarbanes-Oxley compliance of approximately $800,000 higher than 2004. Finally, 2004 operating expenses included a non recurring bad debt charge related to the insolvency of a Kansas dealership of $724,000.

INTEREST INCOME, OTHER INCOME, AND TAXES

Fiscal 2005 interest income of $1.2 million was a decrease of $277,000 as compared to 2004. This decrease primarily reflects a reduction of interest income from securities due to smaller balances held in marketable securities and higher balances in interest bearing accounts earning a lower interest rate. The Company's interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 months) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper.

     Fiscal 2005 other income of $273,000 was comparable to fiscal 2004. Other income was primarily the result of higher net earnings from minority equity investments.

     The effective tax rate during fiscal 2005 was 30.4% compared to 32.5% for fiscal 2004. The decreased effective tax rate reflects a higher percentage of tax deductions compared to net income before taxes for fiscal year 2005 compared to the same period in 2004. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income from its municipal bond investments.

NET EARNINGS

Net earnings were $4.8 million, or $.41 per diluted share, for fiscal 2005, compared with $9.3 million, or $.78 per diluted share, for fiscal 2004.

FISCAL 2004 COMPARED TO 2003

The following table provides highlights for fiscal 2004 compared with fiscal
2003:

                                            FOR THE YEARS ENDED
                                                 AUGUST 31,
                                            -------------------   % INCREASE
($ IN THOUSANDS)                              2004       2003     (DECREASE)
----------------                            --------   --------   ----------
Consolidated
   Operating revenues ...................   $196,696   $163,374      20.4%
   Cost of operating revenues ...........   $157,179   $123,628      27.1
      Gross profit ......................   $ 39,517   $ 39,746      (0.6)
Gross margin ............................       20.1%      24.3%
Selling, engineering and research, and
   general and administrative expenses ..   $ 27,477   $ 23,380      17.5
Operating income ........................   $ 12,040   $ 16,366     (26.4)
Operating margin ........................        6.1%      10.0%
Interest income, net ....................   $  1,456   $  1,577      (7.7)
Other income, net .......................   $    270   $    844     (68.0)
Income tax provision ....................   $  4,480   $  5,900     (24.1)
Effective income tax rate ...............       32.5%      31.4%
Net earnings ............................   $  9,286   $ 12,887     (27.9)
Irrigation Equipment Segment (See Note Q)
Operating revenues ......................   $183,844   $151,320      21.5
Operating income (1) ....................   $ 27,226   $ 27,992      (2.7)
Operating margin ........................       14.8%      18.5%
Diversified Products Segment (See Note Q)
Operating revenues ......................   $ 12,852   $ 12,054       6.6
Operating income (1) ....................   $  1,143   $  1,237      (7.6)
Operating margin ........................        8.9%      10.3%

(2) Excludes unallocated general & administrative and engineering & research expenses

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

GROSS MARGIN

Gross margin was 20.1% for fiscal 2004 compared to 24.3% for fiscal 2003. Fiscal 2004 gross margins reflected significant increases in steel costs, which essentially doubled during fiscal 2004. Although the Company was able to increase sales prices during the year, its ability to fully pass on steel cost increases to its customers was limited because firm sales prices committed to at the time of order acceptance generally did not fully reflect steel price increases effective at the time of production and due to competitive factors.

OPERATING EXPENSES

The Company's operating expenses increased $4.1 million or 17.5% over fiscal 2003. This increase in operating expenses reflects a $3.1 million (30%) increase in general and administrative expenses compared to fiscal 2003, reflecting higher general insurance costs of approximately $800,000, the $724,000 bad debt charge related to the insolvency of a Kansas dealership, in which the Company held a minority equity position, higher legal and other professional services costs associated with the Sarbanes-Oxley Act compliance of approximately $700,000, and approximately $700,000 associated with increased administrative personnel costs. Selling expenses increased by $631,000 (6%) compared to fiscal 2003 of which approximately $200,000 is related to new business additions. In addition, engineering and research expense increased by $332,000 (13%) reflecting marginally higher investments by the Company in new product development.

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

     The Company's cash and marketable securities totaled $54.8 million at August 31, 2005 compared with $56.3 million at August 31, 2004. The Company's marketable securities consist primarily of tax exempt investment grade municipal bonds.

     Cash flows provided by operations totaled $11.8 million during fiscal 2005 compared to $1.2 million during fiscal 2004. For fiscal 2005, cash flows provided by operations include a decrease of $6.2 million for accounts receivable compared with a increase of $11.5 million in fiscal 2004, and net earnings of $4.8 million. The accounts receivable decrease was primarily due to lower revenues and lower sales to the dealer stock inventory program at year end as compared to fiscal 2004. Other increases include accounts payable of $2.4 million and other current liabilities of $3.0 million. For fiscal 2004, cash flows provided by operations include decreases in inventory of $920,000, increases of $11.5 million for accounts receivable and net earnings of $9.3 million.

     Cash flows provided by investing activities totaled $13.2 million during fiscal 2005 compared to $5.7 million used in investing activities during fiscal 2004. Capital expenditures were $4.1 million during fiscal 2005 compared to $5.0 million during fiscal 2004. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2006 are expected to be approximately $4.0 to $4.5 million and will be used to improve the Company's facilities and expand its manufacturing capacity. Net proceeds from maturities or sales of marketable securities were $19.1 million during fiscal 2005 compared to $8.5 million during fiscal 2004, while purchases of marketable securities in 2005 totaled $1.8 million compared with $14.8 million in fiscal 2004.

     Cash flows used in financing activities totaled $8.6 million during fiscal 2005 compared to $1.9 million in 2004. The increase in cash used for fiscal 2005 is primarily the result of repurchases of common shares of $6.6 million.

The Company repurchased 324,379 shares of common stock on the open market under the Company's stock repurchase plan during fiscal 2005. As of August 31, 2005, the Company had existing authorization, without further action by our Board of Directors, to repurchase up to approximately 881,000 shares of the Company's common stock in the open market or otherwise.

     The Company has an unsecured revolving line of credit, which expires December 28, 2005, with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. There were no borrowings made under the revolving line of credit during fiscal 2005. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (6.44% at August 31, 2005). The Company expects to renew this line of credit on substantially similar terms.

     The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to USD$2.8 million, for working capital purposes. As of August 31, 2005, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (6.17% at August 31, 2005).

     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

INFLATION

The Company is subject to the effects of changing prices. During fiscal 2005, the Company realized stabilized pricing for purchases of certain commodities, in particular steel products, used in the production of its products. While the cost outlook for commodities used in the Company's production of its products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sale price adjustments and by actively pursuing internal cost reduction efforts.

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

($in thousands)

                                                                               More
                              Note              Less than     2-3      4-5    than 5
Contractual Obligations    Reference    Total     1 year     years    years    years
-----------------------    ---------   ------   ---------   ------   ------   ------
Leases .................       M       $3,485     $  937    $1,390   $  638   $  520
Supplemental Retirement
   Plan ................       N        3,956        313       679      847    2,117
                                       ------     ------    ------   ------   ------
Total ..................               $7,441     $1,250    $2,069   $1,485   $2,637
                                       ======     ======    ======   ======   ======

MARKET CONDITIONS AND FISCAL 2006 OUTLOOK

For fiscal 2006, the Company remains uncertain as to the demand for irrigation equipment. Lower agricultural commodity prices, higher farm input costs, and a reduction in drought conditions in the United States continues to reduce the demand for irrigation systems. Even though commodity prices have dropped off from last year's levels due to expectations for high harvests and yields, and high farm input costs, demand drivers remain in place. The Company expects diversified manufacturing to remain strong for fiscal 2006 due to the continued expansion and investment in this business segment. Management believes it has taken appropriate actions to tightly control operating expenses for fiscal 2006.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:

We have audited the accompanying consolidated balance sheets of Lindsay Manufacturing Co. and subsidiaries (the Company) as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 3, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


                                        /s/ KPMG LLP

Omaha, Nebraska
November 4, 2005

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED AUGUST 31,
                                                   ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2005       2004       2003
                                                   --------   --------   --------
Operating revenues .............................   $177,271   $196,696   $163,374
Cost of operating revenues .....................    143,700    157,179    123,628
                                                   --------   --------   --------
Gross profit ...................................     33,571     39,517     39,746
                                                   --------   --------   --------
Operating expenses:
   Selling expense .............................     11,031     11,148     10,517
   General and administrative expense ..........     14,377     13,419     10,285
   Engineering and research expense ............      2,665      2,910      2,578
                                                   --------   --------   --------
Total operating expenses .......................     28,073     27,477     23,380
                                                   --------   --------   --------
Operating income ...............................      5,498     12,040     16,366
Interest income, net ...........................      1,179      1,456      1,577
Other income, net ..............................        273        270        844
                                                   --------   --------   --------
Earnings before income taxes ...................      6,950     13,766     18,787
Income tax provision ...........................      2,112      4,480      5,900
                                                   --------   --------   --------
Net earnings ...................................   $  4,838   $  9,286   $ 12,887
                                                   ========   ========   ========
Basic net earnings per share ...................   $   0.42   $   0.79   $   1.10
                                                   ========   ========   ========
Diluted net earnings per share .................   $   0.41   $   0.78   $   1.08
                                                   ========   ========   ========
Weighted average shares outstanding - basic ....     11,649     11,756     11,729
                                                   ========   ========   ========
Weighted average shares outstanding - diluted ..     11,801     11,947     11,896
                                                   ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                             SHARES OF                 CAPITAL IN                        ACCUMULATED
                                       ---------------------             EXCESS                             OTHER          TOTAL
(IN THOUSANDS, EXCEPT PER SHARE          COMMON     TREASURY   COMMON   OF STATED   RETAINED  TREASURY  COMPREHENSIVE  SHAREHOLDERS'
   AMOUNTS)                               STOCK      STOCK     STOCK      VALUE     EARNINGS    STOCK   INCOME (LOSS)      EQUITY
                                       ----------  ---------  -------  ----------  ---------  --------  -------------  -------------
Balance at August 31, 2002 ..........  17,430,348  5,724,069   17,430     2,472     163,265    (89,898)       (914)        92,355
Comprehensive income:
   Net earnings .....................          --         --       --        --      12,887         --          --         12,887
   Other comprehensive income:
      Unrealized net loss on
         available for sale
         securities .................          --         --       --        --          --         --         (87)           (87)
      Currency translation ..........          --         --       --        --          --         --       1,357          1,357
      Minimum pension liability,
         net of tax .................          --         --       --        --          --         --        (444)          (444)
                                                                                                                         --------
Total comprehensive income ..........                                                                                      13,713
Cash dividends ($0.155 per share) ...          --         --       --        --      (1,819)        --          --         (1,819)
Net issued under stock option plan ..      29,213         --       27       (56)         --         --          --            (29)
Proceeds from stock option
   exercise .........................          --         --        3        36          --         --          --             39
Stock option tax benefits ...........          --         --       --        32          --         --          --             32
                                       ----------  ---------  -------    ------    --------   --------     -------       --------
Balance at August 31, 2003 ..........  17,459,561  5,724,069   17,460     2,484     174,333    (89,898)        (88)       104,291
                                       ----------  ---------  -------    ------    --------   --------     -------       --------
Comprehensive income:
   Net earnings .....................          --         --       --        --       9,286         --          --          9,286
   Other comprehensive income:
      Unrealized net gain on
         available for sale
         securities, net of tax .....          --         --       --        --          --         --         272            272
      Currency translation ..........          --         --       --        --          --         --         201            201
      Minimum pension liability,
         net of tax .................          --         --       --        --          --         --          28             28
                                                                                                                         --------
Total comprehensive income ..........                                                                                       9,787
Cash dividends ($0.205 per share) ...          --         --       --        --      (2,410)        --          --         (2,410)
Net issued under stock option plan ..      34,280         --       (6)     (127)         --         --          --           (133)
Proceeds from stock option
   exercise .........................          --         --       40       452          --         --          --            492
Stock option tax benefits ...........          --         --       --       157          --         --          --            157
                                       ----------  ---------  -------    ------    --------   --------     -------       --------
Balance at August 31, 2004 ..........  17,493,841  5,724,069   17,494     2,966     181,209    (89,898)    $   413        112,184
                                       ==========  =========  =======    ======    ========   ========     =======       ========
Comprehensive income:
   Net earnings .....................          --         --       --        --       4,838         --          --          4,838
   Other comprehensive income:
      Unrealized net loss on
         available for sale
         securities, net of tax .....          --         --       --        --          --         --        (321)          (321)
      Currency translation ..........          --         --       --        --          --         --       1,382          1,382
      Minimum pension liability,
         net of tax .................          --         --       --        --          --         --        (299)          (299)
                                                                                                                         --------
Total comprehensive income ..........                                                                                       5,600
Cash dividends ($0.225 per share) ...          --         --       --        --      (2,603)        --          --         (2,603)
Purchases of 324,379 shares of
   common stock .....................                324,379       --        --          --     (6,649)         --         (6,649)
Net issued under stock option plan ..      74,243         --       16        25          --         --          --             41
Proceeds from stock option
   exercise .........................          --         --       58       563          --         --          --            621
Stock option tax benefits ...........          --         --       --       136          --         --          --            136
                                       ----------  ---------  -------    ------    --------   --------     -------       --------
Balance at August 31, 2005 ..........  17,568,084  6,048,448  $17,568    $3,690    $183,444   $(96,547)    $ 1,175       $109,330
                                       ==========  =========  =======    ======    ========   ========     =======       ========

     The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       AT AUGUST 31,
                                                                                    -------------------
($ IN THOUSANDS, EXCEPT PAR VALUES)                                                   2005       2004
                                                                                    --------   --------
ASSETS
Current assets:
   Cash and cash equivalents ....................................................   $ 25,564   $  8,973
   Marketable securities ........................................................     14,101     14,802
   Receivables, net .............................................................     28,919     34,369
   Inventories, net .............................................................     19,311     19,780
   Deferred income taxes ........................................................      3,276      1,026
   Other current assets .........................................................      3,042      2,422
                                                                                    --------   --------
Total current assets ............................................................     94,213     81,372

Long-term marketable securities .................................................     15,157     32,527
Property, plant and equipment, net ..............................................     17,268     16,355
Other noncurrent assets .........................................................      8,201      8,747
                                                                                    --------   --------
Total assets ....................................................................   $134,839   $139,001
                                                                                    ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................................   $  6,704   $  9,117
   Other current liabilities ....................................................     13,434     15,359
                                                                                    --------   --------
Total current liabilities .......................................................     20,138     24,476

Pension benefits liabilities ....................................................      5,142      2,169
Other noncurrent liabilities ....................................................        229        172
                                                                                    --------   --------
Total liabilities ...............................................................     25,509     26,817
                                                                                    --------   --------
Shareholders' equity:
   Preferred stock, ($1 par value, 2,000,000 shares
      authorized, no shares issued and outstanding) .............................         --         --
   Common stock, ($1 par value, 25,000,000 shares authorized,
      17,568,084 and 17,493,841 shares issued in 2005 and 2004, respectively) ...     17,568     17,494
   Capital in excess of stated value ............................................      3,690      2,966
   Retained earnings ............................................................    183,444    181,209
   Less treasury stock (at cost, 6,048,448 and 5,724,069 shares, respectively) ..    (96,547)   (89,898)
   Accumulated other comprehensive income, net ..................................      1,175        413
                                                                                    --------   --------
Total shareholders' equity ......................................................    109,330    112,184
                                                                                    --------   --------
Total liabilities and shareholders' equity ......................................   $134,839   $139,001
                                                                                    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED AUGUST 31,
                                                                                      ------------------------------
($ IN THOUSANDS)                                                                        2005      2004        2003
                                                                                      -------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ...................................................................   $ 4,838   $  9,286   $ 12,887
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization ...............................................     3,481      2,969      3,525
      Amortization of marketable securities premiums (discounts), net .............       248        149       (145)
      Loss (gain) on sale of property, plant and equipment ........................        37        (29)       (76)
      Provision for uncollectible accounts receivable .............................        88        760       (275)
      Deferred income taxes .......................................................    (1,140)     1,034        272
      Stock option tax benefits ...................................................       136        157         32
      Equity in net (earnings) loss of equity-method investments ..................      (257)        73       (125)
      Other, net ..................................................................        16       (204)      (152)
   Changes in assets and liabilities:
      Receivables, net ............................................................     6,203    (11,507)     2,514
      Inventories, net ............................................................       828        920     (2,578)
      Other current assets ........................................................       (45)    (1,428)      (119)
      Accounts payable, trade .....................................................    (2,429)       749       (564)
      Other current liabilities ...................................................    (3,031)       436        189
      Current taxes payable .......................................................       257     (1,443)     1,446
      Other noncurrent assets and liabilities .....................................     2,548       (717)    (1,524)
                                                                                      -------   --------   --------
      Net cash provided by operating activities ...................................    11,778      1,205     15,307
                                                                                      -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment .....................................    (4,122)    (5,037)    (1,918)
   Acquisitions of businesses .....................................................        --     (1,025)        --
   Proceeds from sale of property, plant and equipment ............................        55         43         63
   Purchases of marketable securities held-to-maturity ............................        --     (2,982)   (12,465)
   Proceeds from maturities of marketable securities held-to-maturity .............        --      6,676     14,232
   Purchases of marketable securities available-for-sale ..........................    (1,841)   (11,817)   (10,445)
   Proceeds from maturities or sales of marketable securities available-for-sale ..    19,100      8,456         --
                                                                                      -------   --------   --------
   Net cash provided by (used in) investing activities .........................       13,192     (5,686)   (10,533)
                                                                                      -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of options under stock option plan ......................       621        492         39
   Repurchases of common shares ...................................................    (6,649)        --         --
   Dividends paid .................................................................    (2,603)    (2,410)    (1,819)
                                                                                      -------   --------   --------
      Net cash used in financing activities .......................................    (8,631)    (1,918)    (1,780)
                                                                                      -------   --------   --------
   Effect of foreign exchange rate changes on cash ................................       252          4        (51)
                                                                                      -------   --------   --------
   Net increase (decrease) in cash and cash equivalents ...........................    16,591     (6,395)     2,943
   Cash and cash equivalents, beginning of period .................................     8,973     15,368     12,425
                                                                                      -------   --------   --------
   Cash and cash equivalents, end of period .......................................   $25,564   $  8,973   $ 15,368
                                                                                      =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid ..............................................................   $ 2,185   $  6,246   $  5,753
   Interest paid ..................................................................   $   145   $    119   $     73

The accompanying notes are an integral part of the consolidated financial statements.

                            LINDSAY MANUFACTURING CO.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Lindsay Manufacturing Co. (the "Company" or "Lindsay") manufactures automated agricultural irrigation systems and sells these products in both the U.S. and international markets. The Company also manufactures large diameter steel tubing products and manufactures and assembles agricultural and construction equipment on a contract manufacturing basis for other manufacturers. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company's corporate office is located in Omaha, Nebraska, USA. The Company also has foreign operating subsidiaries which manufacture irrigation equipment in France, Brazil, and South Africa, and owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region and one retail location in north eastern Oregon ("Irrigation Specialists").

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

                                                                        FOR THE YEARS
                                                                       ENDED AUGUST 31,
                                                                 ---------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                           2005      2004      2003
                                                                 -------   -------   -------
Net earnings, as reported ....................................   $ 4,838   $ 9,286   $12,887
   Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards,
      net of related tax effects .............................    (1,180)   (1,244)   (1,057)
                                                                 -------   -------   -------
Proforma net earnings ........................................   $ 3,658   $ 8,042   $11,830
                                                                 =======   =======   =======
Earnings per share:
   Basic-as reported .........................................   $  0.42   $  0.79   $  1.10
   Basic-pro forma ...........................................   $  0.31   $  0.68   $  1.01
   Diluted-as reported .......................................   $  0.41   $  0.78   $  1.08
   Diluted-pro forma .........................................   $  0.31   $  0.67   $  0.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for all grants in fiscal 2005, 2004, and 2003: dividend yield of 0.6% to 1.4%, expected volatility of 34.7% to 36.5%, risk-free interest rates ranging from 3.4% to 4.8 %, and expected lives of the options of 7 years. The weighted average fair value of options granted during fiscal 2005, 2004, and 2003 was $10.26, $11.27, and $8.36, respectively.

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

     Warranty costs were $2.7 million, $1.5 million, and $1.4 million for the fiscal years ended August 2005, 2004, and 2003, respectively. Warranty costs increased $1.2 million in fiscal year 2005 compared to the same period in 2004 primarily due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE SECURITIES

Cash equivalents are included at cost, which approximates market. At August 31, 2005, the Company's cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

     During 2004, the Company transferred all of its securities classified as part of the Company's held-to-maturity portfolio to an available-for-sale securities portfolio. The net carrying amount (amortized cost) of the securities at the date transferred was $30.3 million and resulted in the recognition of a net unrealized gain of $208,000 in accumulated other comprehensive income (net of related income taxes of $79,000). The transfer of securities resulted from management's revision of its investment policy in light of the changes in the Company's overall business strategy, which considered the possibility that the securities may be liquidated prior to the maturity of the debt securities. As a result of the transfer of securities from the held-to-maturity portfolio, the Company will not classify new acquisitions of securities as held-to-maturity for a period of at least two years.

     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2005, 2004, or 2003. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the maturities of these securities is relatively short, making their value less susceptible to interest rate fluctuations.

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

(8) EQUITY INVESTMENTS

Other assets include a 39% minority investment held by the Company in an irrigation dealership based outside of the United States. This investment is accounted for on the equity method. The Company's investment in this company is reviewed periodically to determine if its fair value has declined below the cost of the investment on an other-than-temporary basis, in which case an impairment loss would be recognized. On September 1, 2005 the Company sold its minority position in the irrigation dealership and no longer has any investment in the dealership. The sale is expected to close prior to November 30, 2005. The Company does not expect a significant gain or loss from the sale of the dealership.

     During fiscal 2004, due to the insolvency and liquidation of a Kansas irrigation dealership in which the Company held a 25% minority interest, the Company wrote-off the value of the investment which was deemed to be immaterial. The Company also incurred a bad debt charge during fiscal 2004 of $724,000 and a $250,000 charge relating to bank guarantees associated with this dealership.

(9) GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets arising from acquisitions. Under SFAS No. 141, "Business Combinations", the purchase method of accounting is used for all business combinations. SFAS No. 141 also provides a criteria to determine whether an acquired intangible asset should be recognized separately from goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its evaluation of goodwill recoverability at August 31, 2005. No impairment losses were indicated as a result of the annual impairment testing under SFAS No. 142. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives.

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

     The following table summarizes options outstanding but excluded from the computation of diluted net earnings per share because the options' exercise price was greater than the average market price of the common shares:

           AUGUST 31, 2005                         AUGUST 31, 2004                        AUGUST 31, 2003
-------------------------------------   -------------------------------------   -----------------------------------
          Weighted                                Weighted                                Weighted
           Average                                 Average                                 Average
 Shares     Price         Expire         Shares     Price         Expire         Shares     Price        Expire
-------   --------   ----------------   -------   --------   ----------------   -------   --------   --------------
                         September                               November                            November 2007-
377,184    $25.32    2007-August 2015   305,813    $25.86    2007-August 2014   170,750    $25.98       May 2012
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

(13) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 123R, (revised December 2004), "Share-Based Payment" sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model and that all option grants were recorded at fair value. Although not currently anticipated, other assumptions may be utilized when SFAS No. 123R is adopted. In addition, the Company will also take into consideration the recently issued Staff Accounting Bulletin No. 107. The Company adopted SFAS No. 123R "Share Based Payment" on September 1, 2005. There was no cumulative effect of the accounting change recognized as a result of the adoption of SFAS No. 123R and the Company is adopting using the modified prospective method. The Company expects that the adoption of SFAS 123R will have a negative impact on the Company's reported consolidated results of operations.

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

     FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), is in response to recent inquiries from constituents to provide guidance on the application of grant date as defined in SFAS No. 123 (revised 2004), Share-Based Payment. As a practical accommodation, a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if certain conditions are met. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R). The Company will adopt this FSP during the first quarter of fiscal year 2006, and does not expect this FSP to have a material impact on the Company.

B. ACQUISITIONS

     During June 2004, the Company's subsidiary, Lindsay Manufacturing Africa
(PTY) Ltd acquired the assets of Stettyn, a manufacturer of center pivots in South Africa, for $1.0 million in cash. Stettyn specializes in standard height, four-inch pivot systems designed for the growing market segment of farmers who want an economical irrigation system with smaller parcels of land. The Company's allocation of purchase price for this acquisition consisted of inventory of $560,000, fixed assets of $265,000, receivables of $465,000, and other current liabilities of $265,000.

     Pro forma data is not presented for the Stettyn acquisition, as the amounts are considered immaterial.

C. OTHER COMPREHENSIVE INCOME (LOSS), NET

The components of accumulated other comprehensive income consists of the following:

                                                                              FOR THE YEARS
                                                                             ENDED AUGUST 31,
                                                                            -----------------
$ IN THOUSANDS                                                                2005      2004
                                                                            -------   -------
Accumulated other comprehensive income, net:
   Unrealized (loss) gain on available for sale securities, net of tax...   $  (136)  $   185
   Currency translation..................................................     2,745     1,363
   Minimum pension liability, net of tax.................................    (1,434)   (1,135)
                                                                            -------   -------
Total accumulated other comprehensive income, net........................   $ 1,175   $   413
                                                                            =======   =======

The deferred tax components of accumulated other comprehensive income consists of the following:

                                                                     AUGUST 31,
                                                                    -----------
$ IN THOUSANDS                                                      2005   2004
                                                                    ----   ----
Unrealized (loss) gain on available for sale securities taxes:
   Federal deferred asset .......................................   $ 77   $104
   State deferred asset .........................................   $  6   $  9
Minimum pension liability taxes:
   Federal deferred asset .......................................   $798   $629
   State deferred asset .........................................   $ 66   $ 52

D. OTHER INCOME, NET

                                                                    FOR THE YEARS ENDED
                                                                         AUGUST 31,
                                                                    -------------------
$ IN THOUSANDS                                                      2005    2004   2003
                                                                    ----   -----   ----
Other income, net:
   Cash surrender value of life insurance ......................    $ 72   $  90   $122
   Foreign currency transaction (loss) gains, net ..............     (18)    484    501
   Equity in net earnings (loss) of equity-method investments ..     257     (73)   125
   Bank guarantee ..............................................      --    (250)    --
   All other, net ..............................................     (38)     19     96
                                                                    ----   -----   ----
Total other income, net ........................................    $273   $ 270   $844
                                                                    ====   =====   ====

E. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

                       FOR THE YEARS ENDED
                           AUGUST 31,
                   --------------------------
$ IN THOUSANDS      2005      2004      2003
                   ------   -------   -------
United States ..   $6,588   $12,386   $18,049
Foreign ........      362     1,380       738
                   ------   -------   -------
                   $6,950   $13,766   $18,787
                   ======   =======   =======

Significant components of the income tax provision are as follows:

                                         FOR THE YEARS ENDED
                                             AUGUST 31,
                                      ------------------------
$ IN THOUSANDS                         2005     2004     2003
                                      ------   ------   ------
Current:
   Federal ........................   $2,223   $2,931   $5,518
   State ..........................      336      262      630
   Foreign ........................      314      414      269
                                      ------   ------   ------
      Total current ...............    2,873    3,607    6,417
                                      ------   ------   ------
Deferred:
   Federal ........................     (474)     604     (470)
   State ..........................      (60)      50      (32)
   Foreign ........................     (227)     219      (15)
                                      ------   ------   ------
      Total deferred ..............     (761)     873     (517)
                                      ------   ------   ------
      Total income tax provision ..   $2,112   $4,480   $5,900
                                      ======   ======   ======

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

                                                   FOR THE YEARS ENDED AUGUST 31,
                                           ---------------------------------------------
                                                2005            2004            2003
                                           -------------   -------------   -------------
$ IN THOUSANDS                             AMOUNT     %    AMOUNT     %    AMOUNT     %
                                           ------   ----   ------   ----   ------   ----
U.S. statutory rate ....................   $2,363   34.0   $4,688   34.1   $6,482   34.5
State and local taxes,
   net of federal tax benefit ..........      134    1.9      203    1.5      413    2.2
Qualified export activity ..............      (98)  (1.4)     (86)  (0.6)    (165)  (0.9)
Municipal bond interest income .........     (328)  (4.7)    (443)  (3.2)    (481)  (2.6)
Research and development tax credits ...      (56)  (0.8)     (83)  (0.6)    (150)  (0.8)
Other ..................................       97    1.4      201    1.3     (199)  (1.0)
                                           ------   ----   ------   ----   ------   ----
Effective rate .........................   $2,112   30.4   $4,480   32.5   $5,900   31.4
                                           ======   ====   ======   ====   ======   ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                AUGUST 31,
                                                             ---------------
$ IN THOUSANDS                                                2005     2004
                                                             ------   ------
Deferred tax assets:
Minimum pension liability ................................   $  864   $  681
Foreign items ............................................      301       74
Employee benefits liability ..............................    1,088      979
Inventory ................................................      102       87
Warranty .................................................      930      495
Accrued liabilities not currently deductible for taxes ...    1,262    1,474
                                                             ------   ------
   Deferred tax assets ...................................   $4,547   $3,790
                                                             ======   ======
Deferred tax liabilities:
Property, plant and equipment ............................   $ (327)  $ (606)
Other ....................................................     (214)    (318)
                                                             ------   ------
   Deferred tax liabilities ..............................   $ (541)  $ (924)
                                                             ======   ======
Net deferred tax assets ..................................   $4,006   $2,866
                                                             ======   ======

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management does not believe there are significant uncertainties surrounding realization of the deferred tax assets, and, consequently, has not provided a valuation allowance for deferred tax assets at August 31, 2005 and 2004.

     The Company's foreign subsidiaries had deferred tax assets of $301,000 and $74,000 at August 31, 2005 and 2004 as shown above. This is comprised principally of temporary differences for property and equipment, inventory, and other items.

The American Jobs Creation Act of 2004 (the "Jobs Act").

     On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas.

     The Company currently takes advantage of the extraterritorial income exclusion ("EIE") in calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in any year after 2006. The Company reported an EIE of $287,000 and $253,000 at fiscal years ended 2005 and 2004, respectively. The Jobs Act replaced the EIE with the new "manufacturing deduction" that allows a deduction from taxable income of up to 9% of "qualified production activities income" not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010.

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

During 2004, the Company transferred all of its securities classified as part of the Company's held-to-maturity portfolio to an available-for-sale securities portfolio. The net carrying amount (amortized cost) of the securities at the date transferred was $30.3 million and resulted in the recognition of a net unrealized gain of $208,000 in accumulated other comprehensive income (net of related income taxes of $79,000). The transfer of securities resulted from management's revision of its investment policy in light of the changes in the Company's overall business strategy, which considered the possibility that the securities may be liquidated prior to the maturity of the debt securities. As a result of the transfer of securities from the held-to-maturity portfolio, the Company will not classify new acquisitions of securities as held-to-maturity for a period of at least two years.

Fair value of investments in marketable securities classified as available-for-sale according to management's intent are summarized as follows:

                                                              GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED    FAIR
$ IN THOUSANDS,                                   COST        GAINS       LOSSES      VALUE
                                               ---------   ----------   ----------   -------
As of August 31, 2005:
   Due within one year .....................    $14,163       $  1        $ (63)     $14,101
   Due after one year through five years ...     15,315          1         (159)      15,157
                                                -------       ----        -----      -------
                                                $29,478       $  2        $(222)     $29,258
                                                =======       ====        =====      =======
As of August 31, 2004:
   Due within one year .....................    $14,678       $124        $  --      $14,802
   Due after one year through five years ...     32,353        214          (40)      32,527
                                                -------       ----        -----      -------
                                                $47,031       $338        $ (40)     $47,329
                                                =======       ====        =====      =======

Proceeds and gains and losses from the maturities or sales of available-for-sale securities are as follows:

                                        FOR THE YEARS ENDED AUGUST 31,
                                        ------------------------------
$ IN THOUSANDS                                2005     2004    2003
                                            -------   ------   ----
Proceeds from maturities or sales ...       $19,100   $8,456    $--
Gross realized gains ................       $     5   $   19    $--
Gross realized losses ...............       $   (51)  $   (1)   $--

Marketable securities classified as available-for-sale in a continuous loss position for less than 12 months and greater than 12 months as of August 31, 2005 are as follows:

                                                             LESS THAN   GREATER THAN
$ IN THOUSANDS                                               12 MONTHS     12 MONTHS
                                                             ---------   ------------
Total amount of unrealized losses ........................    $  (173)      $  (48)
Total fair value of investments with unrealized losses ...    $26,227       $2,609

G. RECEIVABLES

                                          AUGUST 31,
                                      -----------------
$ IN THOUSANDS                          2005      2004
                                      -------   -------
Receivables:
Trade accounts and notes ..........   $29,621   $35,755
Allowance for doubtful accounts ...      (702)   (1,386)
                                      -------   -------
Net receivables ...................   $28,919   $34,369
                                      =======   =======

H. INVENTORIES

                                               AUGUST 31,
                                           -----------------
$ IN THOUSANDS                               2005      2004
                                           -------   -------
Inventory:
First-in, first-out (FIFO) inventory ...   $15,373   $16,043
LIFO reserves ..........................    (4,048)   (5,333)
Obsolescence reserve ...................      (613)     (527)
Weighted average inventory .............     8,599     9,597
                                           -------   -------
Total inventories ......................   $19,311   $19,780
                                           =======   =======

The Company's LIFO reserves as of August 31, 2005 reflect adjustments resulting in approximately $498,000 of income for fiscal 2005. The Company's LIFO reserves as of August 31, 2004 reflect the liquidation of approximately $930,000 of base LIFO inventory resulting in approximately $280,000 of income for fiscal 2004.

The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                          AUGUST 31,
                                         -----------
                                         2005   2004
                                         ----   ----
Raw materials ........................    23%    20%
Work in process ......................     6%    10%
Finished goods and purchased parts ...    71%    70%

I. PROPERTY, PLANT AND EQUIPMENT

                                                     AUGUST 31,
                                                -------------------
$ IN THOUSANDS                                    2005       2004
                                                --------   --------
Property, plant and equipment:
   Land .....................................   $    336   $    336
   Buildings ................................     10,625     10,192
   Equipment ................................     38,884     38,886
   Other ....................................      6,175      3,954
                                                --------   --------
Total property, plant, and equipment ........     56,020     53,368
Accumulated depreciation and amortization ...    (38,752)   (37,013)
                                                --------   --------
Property, plant and equipment, net ..........   $ 17,268   $ 16,355
                                                ========   ========

Depreciation expense was $3.3 million, $2.9 million and $3.4 million for the years ended August 31, 2005, 2004, and 2003, respectively.

J. OTHER NONCURRENT ASSETS

                                                          AUGUST 31,
                                                       ---------------
$ IN THOUSANDS                                          2005     2004
                                                       ------   ------
Other  Noncurrent Assets:
Cash surrender value of life insurance policies ....   $1,975   $1,903
Deferred income taxes ..............................      730    1,840
Equity method investments ..........................    1,621    1,364
Goodwill ...........................................    1,364    1,254
Split dollar life insurance ........................      954      916
Intangible pension asset ...........................      304      372
Other intangibles, net .............................      695      472
Other ..............................................      558      626
                                                       ------   ------
Total other noncurrent assets ......................   $8,201   $8,747
                                                       ======   ======

August 31, 2005 goodwill increased when compared to prior fiscal year ended 2004 due to increases in currency translation and an earn-out payment.

The following table summarizes the Company's net carrying value for other intangible assets as shown above. These other intangible assets are being amortized over an average term of approximately 5 years. Related amortization expense was $155,000, $107,000, and $113,000 for 2005, 2004, and 2003,
respectively.

                                                         AUGUST 31,
                                                       -------------
$ IN THOUSANDS                                          2005    2004
                                                       -----   -----
Non-compete agreements .............................   $ 406   $ 385
License ............................................     364      --
Tradenames .........................................     146     145
Patent .............................................     100     100
Plans and specifications ...........................      75      75
Other ..............................................      38      31
Accumulated amortization ...........................    (434)   (264)
                                                       -----   -----
Total other intangibles, net .......................   $ 695   $ 472
                                                       =====   =====

K. OTHER CURRENT LIABILITIES

                                                           AUGUST 31,
                                                       -----------------
$ IN THOUSANDS                                           2005      2004
                                                       -------   -------
Other current liabilities:
Payroll and vacation ...............................   $ 3,313   $ 3,280
Retirement plan ....................................       330     2,584
Taxes, other than income ...........................       610     1,005
Workers compensation and product liability .........     1,243     1,251
Dealer related liabilities .........................     1,008     1,279
Warranty ...........................................     2,456     1,339
Income tax payable .................................       265        --
Other ..............................................     4,209     4,621
                                                       -------   -------
Total other current liabilities ....................   $13,434   $15,359
                                                       =======   =======

L. CREDIT ARRANGEMENTS

The Company has an agreement with a commercial bank for a $10.0 million unsecured revolving line of credit through December 28, 2005. Proceeds from this line of credit, if any, are to be used for working capital and general corporate purposes including stock repurchases. There have been no borrowings made under such unsecured revolving line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (6.44% at August 31, 2005). The Company expects to renew this line of credit on substantially similar terms.

          The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to USD$2.8 million, for working capital purposes. As of August 31, 2005, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points. (6.17% at August 31, 2005).

M. COMMITMENTS AND CONTINGENCIES

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

          The Company held a minority position in an irrigation dealership based outside of the United States. On September 1, 2005 the Company sold its minority position in the irrigation dealership and no longer has any investment in the dealership. The sale is expected to close prior to November 30, 2005. The Company does not expect a significant gain or loss from the sale of the dealership.

The Company leases land, buildings, machinery, equipment, and furniture under various noncancelable operating lease agreements. At August 31, 2005, future minimum lease payments under noncancelable operating leases were as follows:

$ IN THOUSANDS
FISCAL YEARS
2006 ...............................................   $  937
2007 ...............................................      768
2008 ...............................................      622
2009 ...............................................      333
2010 ...............................................      305
Thereafter .........................................      520
                                                       ------
Total future minimum lease payments ................   $3,485
                                                       ======

Lease expense was $1,039,000, $795,000, and $379,000 for the years ended August 31, 2005, 2004, and 2003, respectively.

N. RETIREMENT PLANS

The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a required matching contribution by the Company. The Company's total contributions charged to expense under this plan were $430,000, $497,000 and $449,000 for the years ended August 31, 2005, 2004, and 2003, respectively.

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

Cost and the assumptions for the Company's supplemental retirement plan include the following components:

                                                       FOR THE YEARS ENDED AUGUST 31,
                                                       ------------------------------
$ IN THOUSANDS                                            2005      2004      2003
                                                        -------   -------   -------
Change in benefit obligation:

Benefit obligation at beginning of year ............    $ 4,839   $ 4,747   $ 3,944
Service cost .......................................         34        40        42
Interest cost ......................................        269       290       267
Actuarial loss .....................................        654        44       773
Benefits paid ......................................       (318)     (282)     (279)
                                                        -------   -------   -------
Benefit obligation at end of year ..................    $ 5,478   $ 4,839   $ 4,747
                                                        =======   =======   =======
Funded status ......................................    $(5,478)  $(4,839)  $(4,747)
Unrecognized net actuarial loss ....................      2,606     2,255     2,507
                                                        -------   -------   -------
Net liability recognized ...........................    $(2,872)  $(2,584)  $(2,240)
                                                        =======   =======   =======

The Company's accumulated benefit obligation was $5.5 million, $4.8 million, and $4.7 million for the years ended August 31, 2005, 2004, and 2003, respectively.

                                                           AUGUST 31,
                                                       -----------------
$ IN THOUSANDS                                           2005      2004
                                                       -------   -------
Amounts recognized in the statement of financial
   position consist of:

Accrued benefit cost ...............................   $ 2,872   $ 2,584
Intangible pension asset ...........................      (304)     (372)
Additional minimum pension liability ...............     2,583     2,169
Other comprehensive loss ...........................    (2,279)   (1,797)
                                                       -------   -------
Net amount recognized ..............................   $ 2,872   $ 2,584
                                                       =======   =======

Weighted-average assumptions for the liability as of year ends:

Discount rate ......................................      5.00%     5.75%
Assumed rates of compensation increases ............      3.50%     3.50%
Rate of return on underlying 401(k) investments ....      7.50%     7.50%

                                                       FOR THE YEARS ENDED AUGUST 31,
                                                       ------------------------------
$ IN THOUSANDS                                               2005    2004    2003
                                                            -----   -----   -----
Components of net periodic benefit cost:

Service cost .......................................        $  34   $  40   $  42
Interest cost ......................................          269     290     267
Net amortization and deferral ......................          302     296     181
                                                            -----   -----   -----
Total ..............................................        $ 605   $ 626   $ 490
                                                            =====   =====   =====

Weighted-average assumptions for expense for the years ended:

Discount rate ......................................         5.00%   5.75%   7.00%
Assumed rates of compensation increases ............         3.50%   3.50%   3.50%

The Company uses an August 31 measurement date for its supplemental retirement plan.

The following net benefits payments, which reflect future service, as appropriate, are expected to be paid:

$ IN THOUSANDS
FISCAL YEARS
2006 ................................................   $  313
2007 ................................................      313
2008 ................................................      367
2009 ................................................      423
2010 ................................................      423
2011-2015 ...........................................    2,117
                                                        ------
Future expected benefit payments through 2015 .......   $3,956
                                                        ======

O. STOCK OPTIONS

On January 30, 2001, the shareholders approved the Lindsay Manufacturing Co. 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan supercedes the 1988 Plan and 1991 Plan and no further options or other awards will be granted under the 1988 Plan and 1991 Plan (the "Prior Plans"). The Company has outstanding stock options under its 1991 Plan and 2001 Plan. No options are outstanding under the 1988 Plan. The 2001 Plan is similar in most material respects to the 1991 Plan and provides for awards of stock options, restricted stock, restricted stock units or stock appreciation rights ("SARs") to employees of the Company and for annual awards of stock options to non-employee directors. A total of 900,000 shares of the Company's common stock may be issued under the 2001 Plan, subject to adjustments to reflect stock splits and similar events. If options, restricted stock units or restricted stock awarded under the 2001 Plan (or options issued under the Prior Plans or outside of the Prior Plans) terminate without being fully vested or exercised, those shares will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual. The 1991 and 2001 Plans permit participants to surrender mature common shares, in lieu of cash, for the value of the exercise price. Mature shares are defined as shares held more than six months.

A summary of the status of the Company's stock plans is presented below:

                                                                      AVERAGE
OPTION SHARES                                  NUMBER OF SHARES   EXERCISE PRICE
-------------                                  ----------------   --------------
Officers, Directors and Key Employees:
Outstanding at August 31, 2002 .............      1,003,543           $17.00
   Granted .................................        197,060            21.48
   Exercised ...............................        (52,530)           10.39
   Cancelled ...............................        (35,500)           24.77
                                                  ---------
Outstanding at August 31, 2003 .............      1,112,573            17.02
                                                  =========
Exercisable at August 31, 2003 .............        514,020            16.71
                                                  =========
Outstanding at August 31, 2003 .............      1,112,573            17.02
   Granted .................................        202,872            25.05
   Exercised ...............................        (47,312)           14.19
   Cancelled ...............................        (39,000)           22.84
                                                  ---------
Outstanding at August 31, 2004 .............      1,229,133            19.06
                                                  =========
Exercisable at August 31, 2004 .............        664,594            17.22
                                                  =========
Outstanding at August 31, 2004 .............      1,229,133            19.06
   Granted .................................        128,872            24.45
   Exercised ...............................        (81,712)           12.22
   Cancelled ...............................        (89,562)           23.39
                                                  ---------
Outstanding at August 31, 2005 .............      1,186,731            19.84
                                                  =========
Exercisable at August 31, 2005 .............        693,938           $17.98
                                                  =========

The numbers of stock awards available for grant under the stock option plans are 263,672, 302,996, and 466,968 shares as of August 31, 2005, 2004, and 2003, respectively.

The following table summarizes information about stock options outstanding at August 31, 2005:

                                 OPTIONS OUTSTANDING
                               ----------------------
                                 WEIGHTED                 OPTIONS EXERCISABLE
                                 AVERAGE                ----------------------
   RANGE OF        NUMBER       REMAINING    WEIGHTED      NUMBER     WEIGHTED
   EXERCISE      OUTSTANDING   CONTRACTUAL    AVERAGE   EXERCISABLE    AVERAGE
    PRICES        AT 8/31/05       LIFE        PRICE     AT 8/31/05     PRICE
--------------   -----------   -----------   --------   -----------   --------
$10.00 - 15.00      350,000     4.5 years     $14.00      300,000      $14.00
 15.01 - 22.00      408,930     5.9 years      19.38      266,004       18.72
$22.01 - 30.00      427,801     7.8 years     $25.05      127,934      $25.75
                  ---------                               -------
                  1,186,731                               693,938
                  =========                               =======

P. GUARANTEES

The Company is currently party to guarantee arrangements relating to dealer/customer financing arrangements, the debt for a business in which the Company holds a minority equity investment, and warranties of the Company's products.

The following table provides the estimated maximum amount of potential future payments for each major group of guarantees:

                                                                    AUGUST 31,
                                                                 ---------------
$ IN THOUSANDS                                                    2005     2004
                                                                 ------   ------
Guarantees on third party debt of equity investment ..........   $   --      700
Customer equipment financing recourse ........................    2,256    3,700
Product warranties ...........................................      N/A      N/A
                                                                 ------   ------
Total guarantees .............................................   $2,256   $4,400
                                                                 ======   ======

CUSTOMER EQUIPMENT FINANCING

In the normal course of business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as more fully described below. The Company recorded, at estimated fair value, deferred revenue of $69,000 at August 31, 2005 compared to $83,000 at August 31, 2004, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $190,000 and $290,000 at August 31, 2005 and 2004, respectively, also classified with other current liabilities, for estimated losses on such guarantees.

     The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee was approximately $1.3 million at August 31, 2005 and $1.5 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

     Separately, the Company maintains limited, specific customer financing recourse arrangements with two financial institutions including the institution referred to above. The original amount of existing specific guarantees is approximately $956,000 at August 31, 2005 compared to $2.2 million at August 31, 2004. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

     All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

GUARANTEES ON THIRD PARTY DEBT RELATED TO EQUITY INVESTMENT

The Company had guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. By the end of the second quarter fiscal 2005, all underlying bank loans guaranteed had been paid in full for approximately $250,000 and the guarantees released .

PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other unidentified items based primarily on historical experience of actual warranty claims.

The following table provides the changes in the Company's product warranties:

                                                                FOR THE YEARS ENDED AUGUST 31,
                                                                ------------------------------
$ IN THOUSANDS                                                     2005      2004      2003
                                                                 -------   -------   -------
Product warranty accrual balance, beginning of fiscal year ..    $ 1,339   $ 1,152   $ 1,266
Liabilities accrued for warranties during the period ........      2,675     1,492     1,370
Warranty claims paid during the period ......................     (1,558)   (1,305)   (1,484)
                                                                 -------   -------   -------
Product warranty accrual balance, end of fiscal year ........    $ 2,456   $ 1,339   $ 1,152
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

     The Company has no single major customer representing 10% or more of its total revenues during fiscal 2005, 2004, or 2003.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                              FOR THE YEARS ENDED AUGUST 31,
                                              ------------------------------
($ IN MILLIONS)                                   2005     2004     2003
                                                 ------   ------   ------
Operating revenues:
   Irrigation .............................      $156.3   $183.8   $151.3
   Diversified products ...................        21.0     12.9     12.1
                                                 ------   ------   ------
Total operating revenues ..................      $177.3   $196.7   $163.4
                                                 ======   ======   ======
Operating income:
   Irrigation .............................      $ 19.9   $ 27.2   $ 28.0
   Diversified products ...................         2.6      1.1      1.2
                                                 ------   ------   ------
Segment operating income ..................        22.5     28.3     29.2
Unallocated general & administrative and
   engineering & research expenses ........       (17.0)   (16.2)   (12.8)
Interest and other income, net ............         1.5      1.7      2.4
                                                 ------   ------   ------
Earnings before income taxes ..............      $  7.0   $ 13.8   $ 18.8
                                                 ======   ======   ======

                                                FOR THE YEARS ENDED AUGUST 31,
                                                ------------------------------
$ IN MILLIONS                                       2005     2004     2003
                                                   ------   ------   ------
Geographic area revenues:
   United States ............................      $126.5   $145.7   $125.0
   Europe, Africa, Australia, & Middle East..        30.1     30.3     23.3
   Mexico & Latin America ...................        16.1     16.5     10.7
   Other International ......................         4.6      4.2      4.4
                                                   ------   ------   ------
   Total revenues ...........................      $177.3   $196.7   $163.4
                                                   ======   ======   ======

R. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2005 and 2004:

                                           FOR THE THREE MONTHS ENDED THE LAST DAY OF
                                           ------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS     NOVEMBER   FEBRUARY     MAY      AUGUST
                                             --------   --------   -------   -------
Fiscal 2005
   Operating revenues ..................      $39,767    $41,487   $55,985   $40,032
   Cost of operating revenues ..........       33,194     33,721    43,792    32,993
   Earnings before income taxes ........          178      1,073     5,493       206
   Net earnings ........................          175        600     3,770       293
   Diluted net earnings per share ......      $  0.01    $  0.05   $  0.32   $  0.03
   Market price (NYSE)
      High .............................      $ 28.55    $ 29.51   $ 24.60   $ 26.06
      Low ..............................      $ 22.45    $ 21.51   $ 17.50   $ 19.95

Fiscal 2004
   Operating revenues ..................      $36,513    $51,475   $62,286   $46,422
   Cost of operating revenues ..........       29,159     39,865    49,299    38,856
   Earnings before income taxes ........        1,607      5,166     6,428       565
   Net earnings ........................        1,093      3,503     4,345       345
   Diluted net earnings per share ......      $  0.09    $  0.29   $  0.36   $  0.04
   Market price (NYSE)
      High .............................      $ 24.53    $ 26.87   $ 26.15   $ 24.96
      Low ..............................      $ 20.05    $ 23.90   $ 22.90   $ 22.70

2005: Significant fourth-quarter adjustments aggregated an increase to pre-tax earnings of $1.0 million. The significant adjustments increasing pre-tax earnings include LIFO inventory adjustments and physical inventory adjustments.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e), 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

     Management has assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2005, based on the criteria for effective internal control described in Internal Control - Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2005.

     The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management's evaluation of the Company's internal control over financial reporting. Its report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lindsay Manufacturing Co.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under item 9A, that Lindsay Manufacturing Co. and subsidiaries (the Company) maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005, and our report dated November 3, 2005 expressed an unqualified opinion on those consolidated financial statements.


                                        /s/ KPMG LLP

Omaha, Nebraska
November 4, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2005. Information about the Directors required by Item 401 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about Executive Officers is shown on page 6 and 7 of this filing.

     Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 incorporated by reference to the Proxy Statement.

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

Equity Compensation Plan Information- The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2005:

                                                  (A)                   (B)                          (C)
                                         NUMBER OF SECURITIES    WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                           TO BE ISSUED UPON     EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE
                                              EXERCISE OF           OUTSTANDING        UNDER EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,   OPTIONS, WARRANTS,   (EXCLUDING SECURITIES REFLECTED IN
             PLAN CATEGORY               WARRANTS, AND RIGHTS       AND RIGHTS                 COLUMN (A)) (1)
             -------------               --------------------   ------------------   ----------------------------------
Equity compensation plans
   approved by security holders (2) ..           836,731               $22.76                      263,672
Equity compensation plans not
   approved by security holders (3) ..           350,000               $14.00                           --
                                               ---------               ------                      -------
Total ................................         1,186,731               $20.94                      263,672
                                               =========               ======                      =======

(1) The Company's 2001 Amended and Restated Long-Term Incentive Plan (the "2001 Plan") allows for the issuance of up to 180,000 shares of restricted common stock (not subject to the exercise of an option, warrant or right). As of November 1, 2005, 180,000 shares of restricted common stock were available for issuance under the 2001 Plan.

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

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

     The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.

                                                                               PAGE
                                                                              -----
Report of Independent Registered Public Accounting Firm....................      20
Consolidated Statements of Operations for the years
   ended August 31, 2005, 2004, and 2003...................................      21
Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for the years ended August 31, 2005, 2004, and 2003.....................      22
Consolidated Balance Sheets at
   August 31, 2005 and 2004................................................      23
Consolidated Statements of Cash Flows for the years
   ended August 31, 2005, 2004, and 2003...................................      24

Notes to Consolidated Financial Statements.................................   25-41

Valuation and Qualifying Accounts -
   Years ended August 31, 2005, 2004, and 2003.............................      50

     Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

                               A(3) EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3(a)      Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Report on Form 10-Q for the
          fiscal quarter ended February 28, 1997.

3(b) By-Laws of the Company amended and restated by the Board of Directors on December 16, 2004, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K filed on December 22, 2004.

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

10(c) Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003 incorporated by reference to Exhibit
          10 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

10(d) Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company's Registration Statement on Form S-1 (Registration No. 33-23084), filed July 15, 1988.

10(e)     Lindsay Manufacturing Co. Amended and Restated 1991 Long-Term
          Incentive Plan, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended August
          31, 2000.

10(f) Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

                               A(3) EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10(g)     First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit
          10 (a) of Amendment No. 1 to the Company's Report on Form 10-Q for the
          fiscal quarter ended May 31, 2003.

10(l) Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to

10(h)     Exhibit 10(a) to the Company's Current Report on Form 8-K filed on
          December 27, 2004. Lindsay Manufacturing Co. Supplemental Retirement
          Plan, incorporated by reference to Exhibit 10(j) to the Company's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

10(i)     Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term
          Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended August
          31, 2001.

10(k)*    Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated
          Long-Term Incentive Plan, dated July 11, 2005.

10(j)*    Lindsay Manufacturing Co. Management Incentive Plan (MIP), 2006 Plan
          Year

14        Code of Ethical Conduct for Principal Executive Officer and Senior
          Financial Officers incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the fiscal year ended August
          31, 2003.

21*       Subsidiaries of the Company

23*       Consent of KPMG LLP

24(a)*    The Power of Attorney authorizing Richard W. Parod to sign the Annual
          Report on Form 10-K for fiscal 2005 on behalf of certain directors.

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

*    - filed herein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

                                        LINDSAY MANUFACTURING CO.


                                        By: /s/ DAVID B. DOWNING
                                            ------------------------------------
                                        Name: David B. Downing
                                        Title: Vice President, Chief Financial
                                               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of November, 2005.


/s/ RICHARD W. PAROD                    Director, President and Chief Executive
-------------------------------------   Officer
Richard W. Parod


/s/ DAVID B. DOWNING                    Vice President, Chief Financial Officer
-------------------------------------
David B. Downing


/s/ TIMOTHY J. PAYMAL                   Corporate Controller
-------------------------------------
Timothy J. Paymal


/s/ MICHAEL N. CHRISTODOLOU       (1)   Chairman of the Board of Directors
-------------------------------------
Michael N. Christodolou


/s/ HOWARD G. BUFFETT             (1)   Director
-------------------------------------
Howard G. Buffett


/s/ LARRY H. CUNNINGHAM           (1)   Director
-------------------------------------
Larry H. Cunningham


/s/ J.DAVID MCINTOSH              (1)   Director
-------------------------------------
J. David McIntosh


/s/ MICHAEL C. NAHL               (1)   Director
-------------------------------------
Michael C. Nahl


/s/ WILLIAM F. WELSH II           (1)   Director
-------------------------------------
William F. Welsh II

(1) By: /s/ RICHARD W. PAROD
        -----------------------------
        Richard W. Parod,
        Attorney-In-Fact

                            LINDSAY MANUFACTURING CO.
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED AUGUST 31, 2005, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                      ADDITIONS
                                                               -----------------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                   BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                        OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
-----------                                       ----------   ----------   ----------   ----------   ----------
Year ended August 31, 2005:
   Deducted in the balance sheet from the
      assets to which they apply:
      - Reserve for guarantee losses(c) .......     $  540        $(38)         $--        $312         $  190
                                                    ======        ====          ===        ====         ======
      - Allowance for doubtful accounts .......     $1,386        $108          $--        $792(a)      $  702
                                                    ======        ====          ===        ====         ======
      - Allowance for inventory obsolescence ..     $  527        $228          $--        $142(b)      $  613
                                                    ======        ====          ===        ====         ======

Year ended August 31, 2004:
   Deducted in the balance sheet from the
      assets to which they apply:
      - Reserve for guarantee losses(c) .......     $  354        $325          $--        $139         $  540
                                                    ======        ====          ===        ====         ======
      - Allowance for doubtful accounts .......     $  667        $760          $--        $ 41(a)      $1,386
                                                    ======        ====          ===        ====         ======
      - Allowance for inventory obsolescence ..     $  566        $136          $--        $175(b)      $  527
                                                    ======        ====          ===        ====         ======

Year ended August 31, 2003:
   Deducted in the balance sheet from
      the assets to which they apply:
      - Reserve for guarantee losses(c) .......     $  344        $105          $--        $ 95         $  354
                                                    ======        ====          ===        ====         ======
      - Allowance for doubtful accounts .......     $  492        $275          $--        $100(a)      $  667
                                                    ======        ====          ===        ====         ======
      - Allowance for inventory obsolescence ..     $  359        $256          $ 8        $ 57(b)      $  566
                                                    ======        ====          ===        ====         ======

Notes:

(a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)  Deductions consist of obsolete items sold or scrapped.

(c)  Represents estimated losses on financing guarantees.