Form 10-Q
period 2005-11-30
LINDSAY MANUFACTURING CO
filed 2006-01-09
CIK 836157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2005

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

As of January 03, 2006, 11,520,483 shares of the registrant's common stock were outstanding.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                                 INDEX FORM 10-Q

                                                                                                 Page No.
                                                                                                 --------

PART I - FINANCIAL INFORMATION

       ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets, November 30, 2005 and 2004
           and August 31, 2005                                                                       3

           Consolidated Statements of Operations for the three-months
           ended November 30, 2005 and 2004                                                          4

           Consolidated Statements of Cash Flows for the three-months
           ended November 30, 2005 and 2004                                                          5

           Notes to Consolidated Financial Statements                                              6-16


       ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
       OF OPERATIONS AND FINANCIAL CONDITION                                                       17-21

       ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK                                                                                 21-22

       ITEM 4 -  CONTROLS AND PROCEDURES                                                            22

PART II - OTHER INFORMATION

       ITEM 1-   LEGAL PROCEEDINGS                                                                  22

       ITEM 1A-  RISK FACTORS                                                                       22

       ITEM 2-   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                        22

       ITEM 3-   DEFAULTS UPON SENIOR SECURITIES                                                    22

       ITEM 4-   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                23

       ITEM 5-   OTHER INFORMATION                                                                  23

       ITEM 6-   EXHIBITS                                                                           23


SIGNATURE                                                                                           24

PART I - FINANCIAL INFORMATION

ITEM 1 -  CONSOLIDATED FINANCIAL STATEMENTS

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 NOVEMBER 30, 2005 AND 2004 AND AUGUST 31, 2005


                                                                      (UNAUDITED)    (UNAUDITED)
                                                                        NOVEMBER       NOVEMBER        AUGUST
($ IN THOUSANDS, EXCEPT PAR VALUES)                                       2005           2004           2005
-----------------------------------                                       ----           ----           ----
ASSETS
Current assets:
  Cash and cash equivalents ......................................     $  21,991      $   4,354      $  25,564
  Marketable securities ..........................................        12,570         11,277         14,101
  Receivables, net ...............................................        33,949         39,314         28,919
  Inventories, net ...............................................        22,707         26,250         19,311
  Deferred income taxes ..........................................         3,617          1,176          3,276
  Other current assets ...........................................         3,454          3,987          3,042
                                                                       ---------      ---------      ---------
  Total current assets ...........................................        98,288         86,358         94,213

Long-term marketable securities ..................................        14,772         27,971         15,157
Property, plant and equipment, net ...............................        17,274         17,127         17,268
Other noncurrent assets ..........................................         7,527          8,876          8,201
                                                                       ---------      ---------      ---------
Total assets .....................................................     $ 137,861      $ 140,332      $ 134,839
                                                                       =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................     $   8,554      $   9,500      $   6,704
  Other current liabilities ......................................        14,130         15,311         13,434
                                                                       ---------      ---------      ---------
  Total current liabilities ......................................        22,684         24,811         20,138

Pension benefits liabilities .....................................         5,183          2,247          5,142
Other noncurrent liabilities .....................................           162             57            229
                                                                       ---------      ---------      ---------
Total liabilities ................................................        28,029         27,115         25,509
                                                                       ---------      ---------      ---------

Shareholders' equity:
  Preferred stock, ($1 par value, 2,000,000 shares
    authorized, no shares issued and outstanding) ................             -              -              -
  Common stock, ($1 par value, 25,000,000 shares authorized,
    17,568,931, 17,497,785 and 17,568,084 shares issued in
    November 2005 and 2004 and August 2005, respectively) ........        17,569         17,498         17,568
  Capital in excess of stated value ..............................         4,037          2,978          3,690
  Retained earnings ..............................................       183,264        180,748        183,444
  Less treasury stock (at cost, 6,048,448, 5,724,069 and 6,048,448
    shares, respectively) ........................................       (96,547)       (89,898)       (96,547)
  Accumulated other comprehensive income, net ....................         1,509          1,891          1,175
                                                                       ---------      ---------      ---------
Total shareholders' equity .......................................       109,832        113,217        109,330
                                                                       ---------      ---------      ---------
Total liabilities and shareholders' equity .......................     $ 137,861      $ 140,332      $ 134,839
                                                                       =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                       NOVEMBER        NOVEMBER
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 2005            2004
----------------------------------------                 ----            ----

Operating revenues ...............................     $ 39,504        $ 39,767
Cost of operating revenues .......................       32,077          33,194
                                                       --------        --------
Gross profit .....................................        7,427           6,573
                                                       --------        --------

Operating expenses:
  Selling expense ................................        2,848           2,747
  General and administrative expense .............        3,569           3,597
  Engineering and research expense ...............          647             696
                                                       --------        --------
Total operating expenses .........................        7,064           7,040
                                                       --------        --------

Operating income .................................          363            (467)

Interest income, net .............................          427             261
Other income, net ................................            2             384
                                                       --------        --------

Earnings before income taxes .....................          792             178

Income tax provision .............................          281               3
                                                       --------        --------

Net earnings .....................................     $    511        $    175
                                                       ========        ========


Basic net earnings per share .....................     $   0.04        $   0.01
                                                       ========        ========

Diluted net earnings per share ...................     $   0.04        $   0.01
                                                       ========        ========


Average shares outstanding .......................       11,523          11,772
Diluted effect of stock options ..................          143             213
                                                       --------        --------
Average shares outstanding assuming dilution .....       11,666          11,985
                                                       ========        ========


Cash dividends per share .........................     $  0.060        $  0.055
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                          NOVEMBER      NOVEMBER
($ IN THOUSANDS)                                                                            2005          2004
----------------                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings .....................................................................     $    511      $    175
   Adjustments to reconcile net earnings to net cash used in
        operating activities:
      Depreciation and amortization .................................................          831           906
      Amortization of marketable securities, net ....................................           63            49
      Loss on sale of property, plant and equipment .................................           57             -
      Provision for uncollectible accounts receivable ...............................           23            31
      Equity in net earnings of equity method investments ...........................           (4)         (233)
      Deferred income taxes .........................................................         (444)          (28)
      Stock option tax benefits .....................................................          (18)            -
      Stock-based compensation expense ..............................................          356             -
      Other, net ....................................................................          (20)           13
   Changes in assets and liabilities:
      Receivables, net ..............................................................       (4,182)       (4,127)
      Inventories, net ..............................................................       (3,428)       (5,471)
      Other current assets ..........................................................         (427)       (1,279)
      Accounts payable, trade .......................................................        1,896            (6)
      Other current liabilities .....................................................         (389)         (378)
      Current taxes payable .........................................................          833          (139)
      Other noncurrent assets and liabilities .......................................          314            29
                                                                                          --------      --------
   Net cash used in operating activities ............................................       (4,028)      (10,458)
                                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .......................................         (819)       (1,343)
   Acquisition of business ..........................................................            -             3
   Proceeds from sale of property, plant and equipment ..............................            5             -
   Proceeds from maturities or sales of marketable securities available-for-sale ....        1,805         7,740
                                                                                          --------      --------
   Net cash provided by investing activities ........................................          991         6,400
                                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock under stock option plan ...................            9            29
   Dividends paid ...................................................................         (691)         (636)
                                                                                          --------      --------
   Net cash used in financing activities ............................................         (682)         (607)
                                                                                          --------      --------

                                                                                          --------      --------
   Effect of exchange rate changes on cash ..........................................          146            46
                                                                                          --------      --------
   Net decrease in cash and cash equivalents ........................................       (3,573)       (4,619)
   Cash and cash equivalents, beginning of period ...................................       25,564         8,973
                                                                                          --------      --------
   Cash and cash equivalents, end of period .........................................     $ 21,991      $  4,354
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

                   LINDSAY MANUFACTURING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Manufacturing Co.'s (the "Company") annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Form 10-K for the fiscal year ended August 31, 2005.

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

(2)  SHARE BASED COMPENSATION

On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three months ended November 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2005 was $244,000, net of tax.

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Consolidated Statement of Operations, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

         Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company's Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of August 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

         The Company uses the Black-Scholes option-pricing model ("Black-Scholes model") as its valuation method for share-based payment awards. Under the Black-Scholes model, the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units.

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Share Based Compensation Program Descriptions

As of November 30, 2005, the Company's share-based compensation plan was the 2001 Long-Term Incentive Plan (the "2001 Plan"). Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.

         The 2001 Plan provides for awards of stock options, restricted stock, restricted stock units or stock appreciation rights to employees and non-employee directors of the Company. 900,000 shares of the Company's common stock may be issued under the 2001 Plan, subject to adjustments to reflect stock splits and similar events. If options, restricted stock units or restricted stock awarded under the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2001 Plan. No more than 180,000 shares of common stock may be issued to employees other than through options having an exercise price of not less than the fair market value of the underlying shares. The 2001 Plan also limits the total awards that may be made to any individual. The 2001 Plan permits participants to surrender mature common shares, in lieu of cash, for the value of the exercise price. Mature shares are defined as shares held more than six months. Options granted under the 2001 Plan have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The options vest over a five year period at 20% per year. The restricted stock units granted under the 2001 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units vest over a three year period at approximately 33% per year.

The Board of Directors adopted the Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan (the "2006 Plan") on December 12, 2005, subject to approval by the shareholders at the Company's 2006 Annual Meeting of Shareholders. The 2006 Plan is intended to replace the Company's 2001 Plan. If shareholders approve the 2006 Plan, the 2006 Plan will become effective on February 6, 2006 and no further grants will be made under the 2001 Plan.

General Share Based Compensation Information

                                                                                     Average
                                                                                    Remaining             Aggregate
                                               Number of          Average        Contractual Term      Intrinsic Value
                                                 Shares        Exercise Price        (years)               (`000s)
Outstanding at August 31, 2004 .......         1,229,133         $   19.05
     Granted .........................           128,872             24.45
     Exercised .......................           (81,712)            12.22
     Cancelled .......................           (89,562)            23.39
                                              ----------
Outstanding at August 31, 2005 .......         1,186,731             19.84             6.2
                                              ==========
     Granted
         Stock options ...............            45,000             19.33
         Restricted stock units ......            37,266              0.00
     Exercised .......................            (6,500)            18.50                                $     13
     Forfeitures .....................            (3,600)            23.77
                                              ----------
Outstanding at November 30, 2005 .....         1,258,897             19.23             6.2                  24,901
                                              ==========

                                              ==========
Exercisable at August 31, 2005 .......           693,938             17.98             5.0                  12,447
                                              ==========
Exercisable at November 30, 2005 .....           729,185         $   18.17             4.9                $ 13,220
                                              ==========


The following table summarizes information about stock options outstanding at November 30, 2005.

                                                       Options Outstanding                      Options Exercisable
                                             ----------------------------------------    -----------------------------------
                                               Weighted average
                              Number               remaining                                   Number            Weighted
      Range of            outstanding at        contractual life         Weighted          exercisable at         average
   exercise prices          11/30/2005              (years)            average price         11/30/2005            price
---------------------    ----------------    ---------------------    ---------------    ------------------    -------------
        $10.00-15.00             350,000                     4.27             $14.00               300,000           $14.00
         15.01-22.00             446,275                     6.14              19.39               283,807            18.80
        $22.01-30.00             425,356                     7.54              25.05               145,378            25.53
                         ----------------                                                ------------------
                               1,221,631                     6.09             $19.82               729,185           $18.17
                         ================                                                ==================


The above table excludes outstanding restricted stock units granted in November 2005 covering 37,266 shares. For the three-months ended November 30, 2005, 35,242 outstanding stock options vested.

A summary of the status of the Company's nonvested restricted stock units as of November 30, 2005, and changes during the quarter ended November 30, 2005:

                                                                                                   Weighted-
                                                                                                    Average
                                                                                                   Grant-Date
                          Nonvested Shares                                     Shares              Fair Value
----------------------------------------------------------------------    ------------------    ---------------
Nonvested at September 1, 2005........................................                    -             $ 0.00
Granted...............................................................               37,266              18.78
Vested................................................................                    -               0.00
Forfeited.............................................................                    -               0.00
                                                                          ------------------    ---------------
Nonvested at November 30, 2005......................................                 37,266             $18.78
                                                                          ==================    ===============

As of November 30, 2005, there was $4.2 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 3.5 years.

Valuation and Expense Information under SFAS 123(R)

         On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended November 30, 2005:


$ IN THOUSANDS
--------------
                                                                             THREE MONTHS
                                                                                ENDED
                                                                             NOVEMBER 30,
                                                                                 2005
                                                                          ------------------
Share-based compensation expense included in cost of operating
revenues ...............................................................        $  25

Research and development ...............................................           21
Sales and marketing ....................................................           71
General and administrative .............................................          239
                                                                                -----
   Share-based compensation expense included in operating expenses .....          331
                                                                                -----
Total Share-based compensation expense .................................          356
                                                                                -----
   Tax benefit .........................................................         (112)
                                                                                -----
Share-based compensation expense, net of tax ...........................        $ 244
                                                                                =====


The table below reflects the pro forma information for the three months ended November 30, 2004 as follows:

                                                                          FOR THE THREE-
                                                                           MONTHS ENDED
                                                                             NOVEMBER
$ IN THOUSANDS                                                                 2004
--------------                                                                 ----
Net earnings, as reported (1) .........................................       $  175

Share-based compensation expense ......................................          555
Tax benefit ...........................................................         (194)
                                                                              ------
Share-based compensation expense, net tax (2) .........................          361
                                                                              ------

Net income, including the effect of share-based compensation
expense (3) ...........................................................       $ (186)
                                                                              ======

Earnings per share:
      Basic net earnings per share-as reported (1) ....................       $ 0.01
      Basic net earnings per share, including the effect of share-based
      compensation expense (3) ........................................       $(0.02)

      Diluted- as reported for the prior period (1) ...................       $ 0.01

      Diluted net income per share, including the effect of share-based
      compensation expense (3) ........................................       $(0.02)

     (1) Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

     (2) Share-based compensation expense prior to fiscal 2006 was calculated based on the pro forma application of SFAS 123.

     (3) Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Net income before taxes was reduced by $356,000 for share based compensation, while the net of tax effect on earnings was $244,000. There was minimal impact on the Consolidated Statement of Cash Flows from the adoption of SFAS 123(R). Basic and diluted earnings per share were negatively effected by $0.02 per share.

         The value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123(R).

         The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The Company uses a seven year period to calculate the historical volatility of its stock price for use in the valuation model. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms.

         The use of the Black-Scholes model requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended November 30, 2005 and 2004 was $8.13 and $10.63, per share, respectively, with the following weighted-average assumptions:

                                            THREE MONTHS    THREE MONTHS
                                               ENDED           ENDED
                                            NOVEMBER 30,    NOVEMBER 30,
                                            ------------    ------------
                                                2005            2004
                                                ----            ----
Expected volatility....................           35.13%          35.01%
Expected dividends.....................             .76%            .68%
Expected term (in years)...............            7.00            7.00
Risk-free interest rate................            4.52%           4.30%

(3)  CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG-TERM MARKETABLE
     SECURITIES

Cash equivalents are included at cost, which approximates market. At November 30, 2005, a single financial institution held substantially all the Company's cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.

         At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. In fiscal year 2004 management transferred all debt securities from the held-to-maturity portfolio to the available-for-sale portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months ended November 30, 2005 and 2004. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.

Gross realized gains and losses from sale of available-for-sale securities are as follows:

$ IN THOUSANDS
--------------
                                              THREE-MONTHS ENDED
                                              ------------------
                                                  NOVEMBER 30,
                                                  ------------
                                               2005        2004
                                               ----        ----

Gross realized gains...................        $  -        $  5
Gross realized losses..................        $  -        $(51)

Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management's intent are summarized as follows:

$ IN THOUSANDS
--------------


                                                                       GROSS           GROSS
                                                    AMORTIZED       UNREALIZED       UNREALIZED
                                                       COST            GAINS           LOSSES         FAIR VALUE
                                                       ----            -----           ------         ----------
As of November 30, 2005:
Due within one year .........................        $ 12,629        $     13         $    (72)        $ 12,570
Due after one year through five years .......          14,981               1             (210)          14,772
                                                     --------        --------         --------         --------
                                                     $ 27,610        $     14         $   (282)        $ 27,342
                                                     ========        ========         ========         ========

As of November 30, 2004:
Due within one year .........................        $ 11,232        $     46         $     (1)        $ 11,277
Due after one year through five years .......          27,964              90              (83)          27,971
                                                     --------        --------         --------         --------
                                                     $ 39,196        $    136         $    (84)        $ 39,248
                                                     ========        ========         ========         ========

As of August 31, 2005:
Due within one year .........................        $ 14,163        $      1         $    (63)        $ 14,101
Due after one year through five years .......          15,315               1             (159)          15,157
                                                     --------        --------         --------         --------
                                                     $ 29,478        $      2         $   (222)        $ 29,258
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


                                                     NOVEMBER         NOVEMBER          AUGUST
$ IN THOUSANDS                                         2005             2004             2005
--------------                                         ----             ----             ----
Inventory:
  First-in, first-out (FIFO) inventory ......        $ 18,104         $ 20,810         $ 15,373
  LIFO reserves .............................          (3,904)          (5,333)          (4,048)
                                                     --------         --------         --------
LIFO inventory ..............................          14,202           15,477           11,325
  Weighted average inventory ................           9,087           11,229            8,599
  Obsolescence reserve ......................            (580)            (456)            (613)
                                                     --------         --------         --------
Total inventories ...........................        $ 22,707         $ 26,250         $ 19,311
                                                     ========         ========         ========


The estimated percentage distribution between major classes of inventory before reserves is as follows:

                                                     NOVEMBER         NOVEMBER          AUGUST
                                                       2005             2004             2005
                                                       ----             ----             ----

Raw materials................................             26%              30%             23%
Work in process..............................              9%               5%              6%
Finished goods and purchased parts...........             65%              65%             71%

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

                                                          NOVEMBER         NOVEMBER          AUGUST
$ IN THOUSANDS                                              2005             2004             2005
--------------                                              ----             ----             ----
Property, plant and equipment:
    Land .........................................        $    336         $    336         $    336
    Buildings ....................................          10,651           10,263           10,625
    Equipment ....................................          41,169           39,778           38,884
     Other .......................................           4,604            4,616            6,175
                                                          --------         --------         --------
Total property, plant and equipment ..............          56,760           54,993           56,020
Accumulated depreciation and amortization ........         (39,486)         (37,866)         (38,752)
                                                          --------         --------         --------
Property, plant and equipment, net ...............        $ 17,274         $ 17,127         $ 17,268
                                                          ========         ========         ========

Depreciation expense was $782,000 and $867,000 for the three-months ended November 30, 2005 and 2004, respectively.


(6)  CREDIT ARRANGEMENTS

The Company had an unsecured revolving line of credit which expired on December 28, 2005 with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. The Company has not borrowed under the revolving line of credit. Under the terms of the line of credit, borrowings, if any, would have borne interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (.6.0% at November 30, 2005). The Company may arrange credit facilities when needed.

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to USD$2.7 million, for working capital purposes. As of November 30, 2005, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (3.6% at November 30, 2005).

 (7)  NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options and restricted stock units, which under the treasury stock method described in Note 2 are determined to be dilutive.

         The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they were not dilutive, as set forth in the following table:

                         NOVEMBER 30, 2005                                             NOVEMBER 30, 2004
        ----------------------------------------------------           -------------------------------------------------
                     WEIGHTED AVERAGE                                              WEIGHTED AVERAGE
        SHARES            PRICE                  EXPIRE                 SHARES          PRICE                EXPIRE
        ------            -----                  ------                 ------          -----                ------
                                           September, 2007-                                             November, 2007 -
        546,506           $24.27            November, 2015             204,750          $26.49             April, 2014
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

         The accounting policies of the two reportable segments are the same as those described in the "Accounting Policies" in Note A to the consolidated financial statements contained in the Company's 10-K for the fiscal year ended August 31, 2005. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, and net income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to separately identify assets by reportable segment. Similarly, other segment reporting required by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company's management.

         The Company had no single customer representing 10% or more of its total revenues during the three-months ended November 30, 2005 or 2004, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                                 FOR THE THREE-MONTHS ENDED
                                                                                 --------------------------
                                                                                   NOVEMBER       NOVEMBER
$ IN THOUSANDS                                                                       2005           2004
--------------                                                                       ----           ----
Operating revenues:
     Irrigation ............................................................        $34,142        $35,402
     Diversified products ..................................................          5,362          4,365
                                                                                    -------        -------
Total operating revenues ...................................................        $39,504        $39,767
                                                                                    =======        =======

Operating income:
     Irrigation ............................................................        $ 3,780        $ 3,511
     Diversified products ..................................................            799            315
                                                                                    -------        -------
Segment operating income ...................................................          4,579          3,826
Unallocated general & administrative and engineering & research expenses ...          4,216          4,293
Interest and other income, net .............................................            429            645
                                                                                    -------        -------
Earnings before income taxes ...............................................        $   792        $   178
                                                                                    =======        =======


(9)  OTHER NONCURRENT ASSETS


                                                                       NOVEMBER      NOVEMBER       AUGUST
$ IN THOUSANDS                                                           2005          2004          2005
--------------                                                           ----          ----          ----
Cash surrender value of life insurance policies ................        $1,996        $1,924        $1,975
Deferred income taxes ..........................................           824         1,718           730
Equity method investments ......................................             -         1,597         1,621
Goodwill .......................................................         1,372         1,320         1,364
Split dollar life insurance ....................................           954           916           954
Intangible pension assets ......................................           303           373           304
Other intangibles, net .........................................           644           717           695
Notes receivable ...............................................         1,371             -             -
Other ..........................................................            63           311           558
                                                                        ------        ------        ------
Total noncurrent assets ........................................        $7,527        $8,876        $8,201
                                                                        ======        ======        ======

Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, trade names, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these non-amortizing assets at August 31, 2005 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these other intangible assets was $49,000 and $39,000 for the three-months ended November 30, 2005 and 2004, respectively. These other intangible assets include software rights acquired in fiscal year 2005. The Company held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005 the Company sold its minority position in the irrigation dealership for cash held in escrow of approximately $790,000 and notes receivable with a carrying value of $1.2 million. These notes are due in annual installments through 2010 and bear interest at 6%. These notes are guaranteed by the acquirer. The sale closed on November 30, 2005. The Company realized a small gain from the sale of the dealership.


The following table summarizes the Company's other intangible assets:

                                                              NOVEMBER      NOVEMBER       AUGUST
$ IN THOUSANDS                                                  2005          2004          2005
--------------                                                  ----          ----          ----
Other intangible assets:
     Non-compete agreements ...........................        $ 406         $ 392         $ 406
     License ..........................................          364           279           364
     Tradenames .......................................          146           145           146
     Patent ...........................................          100           100           100
     Plans and specifications .........................           75            75            75
     Other ............................................           37            34            38
  Accumulated amortization ............................         (484)         (308)         (434)
                                                               -----         -----         -----
Total other intangibles assets, net ...................        $ 644         $ 717         $ 695
                                                               =====         =====         =====


(10) COMPREHENSIVE INCOME

The accumulated other comprehensive income or loss shown in the Company's consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company's reported net earnings and its comprehensive income:


                                                             FOR THE THREE-MONTHS ENDED
                                                             --------------------------

                                                              NOVEMBER        NOVEMBER
$ IN THOUSANDS                                                  2005            2004
--------------                                                  ----            ----
Comprehensive income:
     Net earnings .....................................        $   511         $   175
Other comprehensive (loss) income:
     Unrealized losses on securities, net of taxes ....            (31)           (153)
     Foreign currency translation .....................            365           1,631
                                                               -------         -------
Total comprehensive income ............................        $   845         $ 1,653
                                                               =======         =======


(11) GUARANTEES

The Company is currently party to guarantee arrangements relating to customer financing arrangements with dealers, and warranties of the Company's products.

The following table provides the amount of estimated maximum potential future payments for each major group of the Company's guarantees:

                                                                   NOVEMBER      NOVEMBER       AUGUST
$ IN THOUSANDS                                                       2005          2004          2005
--------------                                                       ----          ----          ----
Guarantees:
     Customer equipment financing recourse .................        $2,256        $3,900        $2,256
     Guarantees on third party debt of equity investment ...             -           250             -
                                                                    ------        ------        ------
Total guarantees ...........................................        $2,256        $4,150        $2,256
                                                                    ======        ======        ======

Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company's irrigation equipment. In order to facilitate these arrangements, the Company provided the financial institutions with limited recourse guarantees or full guarantees as described below. The Company recorded, at estimated fair value, deferred revenue of $62,000 at November 30, 2005, compared to $70,000 at November 30, 2004 and $69,000 at August 31, 2005, classified with other current liabilities, for guarantees. The estimated fair values of these guarantees are based, in large part, on the Company's experience with this agreement and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the term of the guarantee. Separately, related to these exposures, the Company has accrued a liability of $118,000, $339,000, and $190,000 at November 30, 2005 and 2004, and
August 31, 2005, respectively, also classified with other current liabilities, for estimated losses on such guarantees.

         The Company maintains an agreement with a single financial institution that guarantees the financial institution's pool of financing agreements with end users. This guarantee is approximately $1.3 million at November 30, 2005, $1.7 million at November 30, 2004, and $1.3 million at August 31, 2005. Generally, the Company's exposure is limited to unpaid interest and principal where the first and/or second annual customer payments have not yet been made as scheduled. The maximum exposure of these limited recourse guarantees is equal to 2.75% of the aggregate amounts originally financed.

         Separately, the Company maintains limited, specific customer financing recourse arrangements with two financial institutions including the institution referred to above. The original amount of these specific guarantees is approximately $956,000 at November 30, 2005, approximately $2.2 million at November 30, 2004, and approximately $956,000 at August 31, 2005. Generally, the Company's exposure is limited to unpaid interest and principal where customer payments have not yet been made as scheduled. In some cases, the guarantee may cover all scheduled payments of a loan.

         All of the Company's customer-equipment recourse guarantees are collateralized by the value of the equipment being financed.

Guarantees on Third Party Debt Related to Equity Investment
The Company had guaranteed three bank loans and a standby letter of credit on behalf of the irrigation dealership based in Kansas in which the Company previously held a minority equity investment position. By the end of the second quarter fiscal 2005, all underlying bank loans guaranteed had been paid in full for approximately $250,000 and the guarantees released.

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

The following table provides the changes in the Company's product warranties:

                                                                  FOR THE THREE-MONTHS ENDED
                                                                   NOVEMBER         NOVEMBER
$ IN THOUSANDS                                                       2005             2004
--------------                                                       ----             ----
Warranties:
    Product warranty accrual balance, September 1 ..........        $ 2,456         $ 1,339
    Liabilities accrued for warranties during the period ...            277             190
    Warranty claims paid during the period .................           (337)           (406)
                                                                    -------         -------
Product warranty accrual balance, end of period ............        $ 2,396         $ 1,123
                                                                    =======         =======

The warranty accrual increased approximately $1.5 million in the fourth quarter of fiscal year 2005 due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems.


(12) RETIREMENT PLAN

The Company has a supplemental non-qualified, un-funded retirement plan for six current and former executives. Plan benefits are based on the participant's average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company's supplemental retirement plan include:


                                                      FOR THE THREE-MONTHS ENDED
                                                         NOVEMBER    NOVEMBER
$ IN THOUSANDS                                             2005        2004
--------------                                             ----        ----
Net periodic benefit cost:
    Service cost ..................................        $  5        $  9
    Interest cost .................................          67          67
    Net amortization and deferral .................          39          76
                                                           ----        ----
Total net periodic benefit cost ...................        $111        $152
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

         The annual expected effective tax rate for the income tax provision for the year ended August 31, 2006 is expected to be between 31% and 32%. The effective tax rate for the income tax provision for the three month period ended November 30, 2005 was 35.5%. The first quarter fiscal 2006 tax rate was higher than the annual expected tax rate due to a state tax penalty paid during the period. The first quarter fiscal 2005 effective tax rate was 1.7%, which was lower than the expected annual tax rate due to higher deductions experienced during the first quarter of fiscal 2005. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words "expect", "anticipate", "estimate", "believe", "intend", and similar expressions generally identify forward-looking statements. The entire section entitled "Market Conditions and Fiscal 2006 Outlook" should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the "Risk Factors" section in the Company's annual report on Form 10-K for the year ended August 31, 2005. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

         The Company's accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure on these critical accounting policies is incorporated by reference under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended August 31, 2005. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. During the first quarter of fiscal 2006 the Company adopted SFAS 123(R). Management does not consider this a critical accounting policy and there were no significant changes in the Company's critical accounting policies during the three-months ended November 30, 2005.

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

         Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company's principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, manufactures and markets irrigation equipment in markets in southern Africa.

         Lindsay has two additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations and provides a strategic distribution channel in a key regional irrigation market and Lindsay Transportation, Inc. which supplies ground transportation in the United States and Canada for the Company's products and the bulk of incoming raw materials.

RESULTS OF OPERATIONS

The following section presents an analysis of the Company's consolidated operating results displayed in the consolidated statements of operations for the three-months ended November 30, 2005 and 2004. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:


                                                          FOR THE THREE-MONTHS ENDED
                                                ---------------------------------------------

                                                                                    PERCENT
                                                NOVEMBER          NOVEMBER          INCREASE
($ IN THOUSANDS)                                  2005              2004           (DECREASE)
----------------                                  ----              ----           ----------
Consolidated
     Operating revenues ................        $ 39,504          $ 39,767             (0.7)%
     Cost of operating revenues ........        $ 32,077          $ 33,194             (3.4)
     Gross profit ......................        $  7,427          $  6,573             13.0
     Gross margin ......................            18.8%             16.5%
     Operating expenses ................        $  7,064          $  7,040              0.3
     Operating income (loss) ...........        $    363          $   (467)           177.7
     Operating margin ..................             0.9%             (1.2)%
     Interest income, net ..............        $    427          $    261             63.6
     Other income, net .................        $      2          $    384            (99.5)
     Income tax provision ..............        $    281          $      3          9,266.7
     Effective income tax rate .........            35.5%              1.7%
     Net earnings ......................        $    511          $    175            192.0
Irrigation Equipment Segment (1)
     Operating revenues ................        $ 34,142          $ 35,402             (3.6)
     Operating income ..................        $  3,780          $  3,511              7.7
     Operating margin ..................            11.1%              9.9%
Diversified Products Segment (1)
     Operating revenues ................        $  5,362          $  4,365             22.8
     Operating income ..................        $    799          $    315            153.7
     Operating margin ..................            14.9%              7.2%

     (1) Excludes unallocated general & administrative and engineering & research expenses

FOR THE THREE-MONTHS ENDED NOVEMBER 30, 2005

REVENUES
Operating revenues for the three-months ended November 30, 2005 were $39.5 million as compared to $39.8 million for the year-ago period. Revenues for the first quarter of fiscal 2006 were near the prior year levels; however, they were negatively impacted by decreases in both domestic and international irrigation revenues partially offset by an increase in diversified manufacturing revenues.

         Domestic irrigation revenues of $23.2 million declined $0.8 million or 3 percent from the same prior year period. Commodity prices for the primary agricultural commodities on which our equipment is used, continued to be mixed, relative to the same quarter last year. At the end of the quarter, corn prices were down 3-4 percent while soybean and cotton prices were up approximately 8 percent and 15 percent, respectively. Ending stocks for corn and soybeans, after the 2005 harvest, were recently projected higher by the USDA due to lower than expected export demand. According to USDA estimates, with low crop prices, agricultural subsidies will likely comprise more than 27 percent of Net Cash Farm Income as compared to roughly 16 percent of Net Cash Farm Income the year before. In addition, high costs for fuel and fertilizer have pushed input costs higher for farmers. For many growers, the higher percentage of income from subsidies versus crop receipts and the higher input costs in general lead them to a conservative stance regarding capital equipment purchases at this time.

         International irrigation equipment revenues for the three-months ended November 30, 2005 of $11.0 million decreased $0.5 million or 4 percent as compared to the same prior year period. The international markets are impacted by many of the same conditions as the domestic market. Farmers in most of the major international agricultural markets were impacted by the low commodity prices and higher energy related input costs.

         Diversified manufacturing revenues for the three-months ended November 30, 2005 of $5.4 million increased $1.0 million or 23 percent from the same prior year period. The Company continues to realize strong revenues in our contract manufacturing business, and has also achieved improved margins. In addition, commercial tubing sales increased for the quarter, driven by overall strength in the industrial sector. The Company continues the initiative of developing new customer relationships for our diversified manufacturing business in industries outside of agriculture and irrigation.

GROSS MARGIN
Gross margin of $7.4 million increased to 18.8 percent from 16.5 percent a year ago. Improved factory performance along with lower material costs were primary contributors to the higher margins.

OPERATING EXPENSES
Operating expenses of $7.1 million were flat as compared to the same prior year period. Higher audit and Sarbanes-Oxley Act compliance related expenses were offset by overall expense reductions made in response to the decrease in product demand. Additionally, the Company adopted SFAS 123(R) in the quarter, which requires expensing stock-based compensation. The adoption of SFAS 123(R) increased operating expenses by $331,000 pre-tax.

NET EARNINGS
Net earnings were $511,000 or $.04 per diluted share, for the three-months ended November 30, 2005, compared with $175,000, or $.01 per diluted share, for the same prior year period. The adoption of SFAS 123(R) had a negative net of tax effect on earnings of $244,000 or $0.02 per diluted share.

INTEREST INCOME, OTHER INCOME, AND TAXES
Net interest income during the three-months ended November 30, 2005 of $427,000 increased 62 percent from the $341,000 earned during the same period of fiscal 2004. The increase is primarily the result of increased interest income from higher interest rates when compared to the average interest rate earned in the prior year period.

         Other income, net during the three-months ended November 30, 2005 of $2,000 decreased $382,000 when compared to the same period in fiscal 2005. This decrease primarily resulted from the loss of other income from a 39% minority ownership in the Canadian dealership due to the sale of this interest on September 1, 2005. In addition, the Company incurred a foreign currency translation loss of $71,000 as compared to a $182,000 gain in the prior year period.

         The income tax provision for the three-months ended November 30, 2005 increased $278,000 when compared to the same period in 2004. The annual expected effective tax rate for the income tax provision for the year ended August 31, 2006 is expected to be between 31% and 32%. The effective tax rate for the income tax provision for the three month period ended November 30, 2005 was 35.5%. The first quarter fiscal 2006 tax rate was higher than the annual expected tax rate due to a state tax penalty paid during the period. The, first quarter fiscal 2005 effective tax rate was 1.7%, which was lower than the expected annual tax rate due to higher deductions experienced during the first quarter of fiscal 2005. Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

SHARE-BASED COMPENSATION EXPENSE

         On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended November 30, 2005:

$ IN THOUSANDS
--------------
                                                                                     THREE MONTHS
                                                                                        ENDED
                                                                                     NOVEMBER 30,
                                                                                         2005
                                                                                     ------------

Share-based compensation expense included in cost of operating revenues ........        $  25

Research and development .......................................................           21
Sales and marketing ............................................................           71
General and administrative .....................................................          239
                                                                                        -----
   Share-based compensation expense included in operating expenses .............          331
                                                                                        -----
Total Share-based compensation expense .........................................          356
                                                                                        -----
   Tax benefit .................................................................         (112)
                                                                                        -----
Share-based compensation expense, net of tax ...................................        $ 244
                                                                                        =====

The share-based compensation expense is allocated based on the relative compensation split of individuals receiving share-based compensation. Total expected share-based compensation for fiscal 2006 is approximately $1.5 million pre-tax (approximately $0.10 per diluted share after tax) for grants made as of January 6, 2006.

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

         The Company's cash and marketable securities totaled $49.3 million at November 30, 2005, $43.6 million at November 30, 2004, and $54.8 million at August 31, 2005. The Company's marketable securities consist primarily of investment-grade municipal bonds.

         Cash flows used by operations totaled $4.0 million during the three-months ended November 30, 2005, compared to $10.5 million used in operations during the same prior year period. The $6.4 million decrease in cash flows used by operations was primarily due to a $2.0 million decrease in cash used by inventory, $1.0 million increase in cash provided by current taxes payable, and $1.9 million increase in cash provided by accounts payable. The improvements in cash flows used by operations were a result of improved working capital.

         Cash flows provided by investing activities totaled $991,000 during the three-months ended November 30, 2005 compared to cash flows provided by investing activities of $6.4 million during the same prior year period. Cash flows provided by investing activities decreased by $5.4 million compared to the same prior year period primarily due to lower proceeds from maturities and sales of marketable securities and lower purchases of property, plant and equipment.

         Capital expenditures were $819,000 during the three-months ended November 30, 2005 compared to $1.3 million during the same prior year period. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company's facilities. Capital expenditures for fiscal 2006 are expected to be approximately $4.0 to $4.5 million and will be used to improve the Company's facilities and expand its manufacturing capacity.

         Cash flows used in financing activities totaled $682,000 during the three-months ended November 30, 2005 compared to $607,000 during the same prior year period. The increase in cash used for the three-months ended November 30, 2005 as compared to the same prior year period, is primarily the result of an increase in dividends paid.

         The Company had an unsecured revolving line of credit which expired on December 28, 2005 with a commercial bank under which it could borrow up to $10 million for working capital and general corporate purposes, including stock repurchases. The Company has not borrowed under the revolving line of credit. Under the terms of the line of credit, borrowings, if any, would have borne interest at a rate equal to one percent per annum under the rate in effect from time to time and designated by the commercial bank as its National Base Rate (6.0% at November 30, 2005). The Company may arrange credit facilities when needed.

         The Company's European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to USD$2.7 million, for working capital purposes. As of November 30, 2005, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (3.6% at November 30, 2005).

         The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off balance sheet arrangements as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2005.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and financial commitments as described on page 18 in our Form 10-K for the fiscal year ended August 31, 2005.

MARKET CONDITIONS AND FISCAL 2006 OUTLOOK
In spite of low agricultural commodity prices, higher farm input costs and a reduction in drought conditions in the United States, industry market demand for irrigation equipment is expected to be slightly higher than fiscal 2005. The Company expects diversified manufacturing to remain strong for fiscal 2006 due to the continued expansion and investment in this business segment. Management believes it has taken appropriate actions to control operating expenses for fiscal 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognize as other-than-temporary impairments. The Company will adopt this FSP in the second quarter of fiscal 2006 and is evaluating the impact this FSP will have on the Company's financial position and net income.

         SFAS No. 154, "Accounting Changes and Error Corrections" replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company will adopt this pronouncement in the first quarter of fiscal 2007. The Company does not expect this pronouncement to have a material impact on the Company's financial position and net income.

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

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of November 30, 2005.

         Additionally, the CEO and CFO determined that there have been no significant changes to the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

ITEM 1A - RISK FACTORS

There have been no material changes in our risk factors as described on pages 7 & 8 in our Form 10-K for the fiscal year ended August 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock under the Company's stock repurchase plan during the three months ended November 30, 2005; therefore, tabular disclosure is not presented. From time to time, the Company's Board of Directors has authorized management to repurchase shares of the Company's common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company's common stock in the open market or otherwise.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January 2006.

                               LINDSAY MANUFACTURING CO.

                               By:  /s/ DAVID B. DOWNING
                                    -----------------------------------
                               Name:  David B. Downing
                               Title: Vice President, Chief Financial Officer
                                      (Principal Financial Officer)