Form 10-Q
period 2006-02-28
LINDSAY MANUFACTURING CO
filed 2006-04-07
CIK 836157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Manufacturing Co.
(Exact name of registrant as specified in its charter)

Delaware	47-0554096

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2707 North 108th Street, Suite 102, Omaha, Nebraska	68164

(Address of principal executive offices)	(Zip Code)

402-428-2131 Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 6, 2006, 11,528,083 shares of the registrant’s common stock were outstanding.

Lindsay Manufacturing Co. and Subsidiaries
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Consolidated Financial Statements
Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
February 28, 2006 and 2005 and August 31, 2005

	(Unaudited)	(Unaudited)
	February	February	August
($ in thousands, except par values)	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,907	$7,571	$25,564
Marketable securities	13,104	11,720	14,101
Receivables, net (net of allowance, $574, $1,472 and $702, respectively)	35,999	35,680	28,919
Inventories, net	26,292	29,858	19,311
Deferred income taxes	3,948	1,288	3,276
Other current assets	4,539	3,343	3,042

Total current assets	110,789	86,460	94,213

Long-term marketable securities	10,925	24,517	15,157
Property, plant and equipment, net	17,551	16,724	17,268
Other noncurrent assets	6,933	9,158	8,201

Total assets	$146,198	$139,859	$134,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,215	$11,010	$6,704
Other current liabilities	14,743	13,849	13,434

Total current liabilities	28,958	24,859	20,138

Pension benefits liabilities	5,217	4,664	5,142
Other noncurrent liabilities	169	161	229

Total liabilities	34,344	29,684	25,509

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 17,573,531, 17,521,272 and 17,568,084 shares issued in February 2006 and 2005 and August 2005, respectively)	17,573	17,521	17,568
Capital in excess of stated value	4,500	3,092	3,690
Retained earnings	184,290	180,700	183,444
Less treasury stock (at cost, 6,048,448, 5,862,569 and 6,048,448 shares, respectively	(96,547)	(93,073)	(96,547)
Accumulated other comprehensive income, net	2,038	1,935	1,175

Total shareholders’ equity	111,854	110,175	109,330

Total liabilities and shareholders’ equity	$146,198	$139,859	$134,839

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months and six-months ended February 28, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	February	February	February	February
(in thousands, except per share amounts)	2006	2005	2006	2005
Operating revenues	$54,912	$41,487	$94,416	$81,254
Cost of operating revenues	45,048	33,721	77,125	66,915

Gross profit	9,864	7,766	17,291	14,339

Operating expenses:
Selling expense	2,884	2,999	5,732	5,746
General and administrative expense	4,285	3,397	7,854	6,994
Engineering and research expense	607	660	1,254	1,356

Total operating expenses	7,776	7,056	14,840	14,096

Operating income	2,088	710	2,451	243

Interest income, net	436	295	863	556
Other (loss) income, net	(20)	68	(18)	452

Earnings before income taxes	2,504	1,073	3,296	1,251

Income tax provision	787	473	1,068	476

Net earnings	$1,717	$600	$2,228	$775

Basic net earnings per share	$0.15	$0.05	$0.19	$0.07

Diluted net earnings per share	$0.15	$0.05	$0.19	$0.06

Average shares outstanding	11,522	11,710	11,521	11,741
Diluted effect of stock options	174	168	163	188

Average shares outstanding assuming dilution	11,696	11,878	11,684	11,929

Cash dividends per share	$0.060	$0.055	$0.120	$0.110

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-months ended February 28, 2006 and 2005
(Unaudited)

	February	February
($ in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,228	$775
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,661	1,783
Amortization of marketable securities, net	126	110
Loss on sale of property, plant and equipment	30	—
Provision for uncollectible accounts receivable	36	53
Equity in net earnings of equity method investments	(4)	(230)
Deferred income taxes	(239)	(332)
Stock-based compensation expense	741	—
Other, net	(61)	(50)
Changes in assets and liabilities:
Receivables, net	(6,448)	(427)
Inventories, net	(6,824)	(8,914)
Other current assets	(1,392)	(521)
Accounts payable, trade	7,503	1,425
Other current liabilities	1,223	(2,616)
Current taxes payable	(251)	351
Other noncurrent assets and liabilities	292	2,528

Net cash used in operating activities	(1,379)	(6,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,772)	(1,769)
Sale of an equity investment	354	—
Proceeds from sale of property, plant and equipment	81	7
Purchases of marketable securities available-for-sale	—	(1,841)
Proceeds from maturities or sales of marketable securities available-for-sale	5,113	12,360

Net cash provided by investing activities	3,776	8,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	93	208
Repurchases of common stock	—	(3,175)
Dividends paid	(1,382)	(1,284)

Net cash used in financing activities	(1,289)	(4,251)

Effect of exchange rate changes on cash	235	157

Net increase (decrease) in cash and cash equivalents	1,343	(1,402)
Cash and cash equivalents, beginning of period	25,564	8,973

Cash and cash equivalents, end of period	$26,907	$7,571

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Manufacturing Co.’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Form 10-K for the fiscal year ended August 31, 2005.
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
(2) Share Based Compensation
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three-months and six-months ended February 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three-months and six-months ended February 28, 2006 was $239,000 and $460,000, net of tax, respectively. The share-based compensation expense is taxed at a blended deferred rate of 37.9%.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first six months of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of August 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because share-based compensation expense recognized in the Consolidated Statement of Operations for the six-months ended

February 28, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for share-based payment awards. Under the Black-Scholes model, the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
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
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Share Based Compensation Program Descriptions
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of February 28, 2006, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company and became effective on February 6, 2006 and replaced the Company’s 2001 Long Term Incentive Plan. No further grants will be made under the Company’s 2001 Long-Term Incentive Plan or its former 1991 Long-Term Incentive Plan. However, the Company has outstanding options under its 2001 and 1991 Long-Term Incentive Plans.
     The 2006 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2006 Plan is 750,000 shares. Stock awards other than stock options will be counted against the 2006 Plan maximum in a 2 to 1 ratio. If options, restricted stock units or restricted shares awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2006 Plan. The 2006 Plan also limits the total awards that may be made to any individual. Any options granted under the 2006 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and non-employees under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three year period at approximately 33% per year. The restricted stock units granted to non-employee directors vest over a nine-month period.

General Share Based Compensation Information
The following tables summarize information about stock options outstanding at February 28, 2006.

			Average
			Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(years)	(‘000s)
Outstanding at August 31, 2004	1,229,133	$19.05
Granted	128,872	24.45
Exercised	(81,712)	12.22
Cancelled	(89,562)	23.39

Outstanding at August 31, 2005	1,186,731	19.84	6.2

Granted
Stock options	45,000	19.33
Exercised	(6,500)	18.50		$13
Forfeitures	(2,600)	23.85

Outstanding at November 30, 2005	1,222,631	19.82	6.1	1,769

Granted
Stock options	—
Exercised	(4,600)	18.30		$30
Forfeitures	(4,245)	23.95

Outstanding at February 28, 2006	1,213,786	19.81	5.8	6,017

Exercisable at August 31, 2005	693,938	$17.98	5.0	$5,203

Exercisable at November 30, 2005	729,185	$18.17	4.9	$1,539

Exercisable at February 28, 2006	723,135	$18.15	4.6	$4,768

		Options Outstanding		Options Exercisable
		Weighted average
	Number	remaining		Number	Weighted
Range of	outstanding at	contractual life	Weighted	exercisable at	average
exercise prices	2/28/2006	(years)	average price	02/28/2006	price
$10.00-15.00	350,000	4.02	$14.00	300,000	$14.00
15.01-22.00	440,080	5.90	19.39	278,807	18.80
22.01-30.00	423,706	7.29	25.05	144,328	25.54

	1,213,786	5.84	$19.81	723,135	$18.15

The above tables excludes outstanding restricted stock units granted in fiscal 2006 covering 45,626 shares. For the six-months ended February 28, 2006, 35,242 outstanding stock options vested.
The table below summarizes the status of the Company’s nonvested restricted stock units as of February 28, 2006, and changes during the three and six-months ended February 28, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 1, 2005	—	$0.00
Granted	37,266	18.78
Vested	—	0.00
Forfeited	—	0.00

Nonvested at November 30, 2005	37,266	$18.78

Granted	8,360	$25.56
Vested	—	0.00
Forfeited	—	0.00

Nonvested at February 28, 2006	45,626	$20.02

As of February 28, 2006, there was $4.4 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.5 years.
Valuation and Expense Information under SFAS 123(R)
     On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the three months and six-months ended February 28, 2006:

	Three Months	Six Months
	Ended	Ended
	February 28,	February 28,
$ in thousands	2006	2006
Share-based compensation expense included in cost of operating revenues	$27	$52

Research and development	23	45
Sales and marketing	77	148
General and administrative	258	496

Share-based compensation expense included in operating expenses	358	689

Total Share-based compensation expense	385	741

Tax benefit	(146)	(281)
Share-based compensation expense, net of tax	$239	$460

The table below reflects the pro forma information for the three-months and six-months ended February 28, 2005 as follows:

	For the three-	For the six-
	months ended	months ended
	February	February
$ in thousands	2005	2005
Net earnings, as reported (1)	$600	$775

Share-based compensation expense	581	1,163
Tax benefit	(220)	(441)

Share-based compensation expense, net tax (2)	361	722

Net income, including the effect of share-based compensation expense (3)	$239	$53

Earnings per share:
Basic net earnings per share-as reported (1)	$0.05	$0.07
Basic net earnings per share, including the effect of share-based compensation expense (3) (4)	$0.02	$0.00

Diluted- as reported for the prior period (1)	$0.05	$0.06
Diluted net income per share, including the effect of share-based compensation expense (3) (4)	$0.02	$0.00

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

(4)	For the six-months ended February 28, 2005 basic and diluted net earnings per share, including the effect of share-based compensation expense was $0.0045 and $0.0044, respectively.
For the three-months and six-months ended February 28, 2006 net income before taxes was reduced by $385,000 and $741,000, respectively, for share based compensation, while the net of tax effect on earnings was $239,000 and $460,000, respectively. There was minimal impact on the Consolidated Statement of Cash Flows from the adoption of SFAS 123(R). Basic and diluted earnings per share were negatively effected by $0.02 and $0.04 per share, respectively, for the three-months and six-months ended February 28, 2006.
     The value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.
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

          The use of the Black-Scholes model requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted in the three-months ended February 28, 2006 and 2005. There were 45,000 and 37,782 stock options granted in the six-months ended February 28, 2006 and 2005. The weighted-average estimated value of employee stock options granted during the six-months ended February 28, 2006 and 2005 was $8.13 and $10.63, per share, respectively, with the following weighted-average assumptions:

	Six Months	Six Months
	Ended	Ended
	February 28, 2006	February 28, 2005
Expected volatility	35.13%	34.65 - 35.01%
Expected dividends	0.76%	0.68%
Expected term (in years)	7.00	7.00
Risk-free interest rate	4.52%	4.12 - 4.30%
(3) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At February 28, 2006, a single financial institution held substantially all the Company’s cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
          At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. In fiscal year 2004 management transferred all debt securities from the held-to-maturity portfolio to the available-for-sale portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months and six-months ended February 28, 2006 and 2005. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.
Gross realized gains and losses from sale of available-for-sale securities are as follows:

	Three-months ended		Six-months ended
	February 28,		February 28,
$ in thousands	2006	2005	2006	2005
Gross realized gains	$—	$—	$—	$5
Gross realized losses	$—	$—	$—	$(51)
Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	losses	Fair value
As of February 28, 2006:
Due within one year	$13,165	$9	$(70)	$13,104
Due after one year through five years	11,075	5	(155)	10,925

	$24,240	$14	$(225)	$24,029

As of February 28, 2005:
Due within one year	$11,705	$26	$(11)	$11,720
Due after one year through five years	24,650	21	(154)	24,517

	$36,355	$47	$(165)	$36,237

As of August 31, 2005:
Due within one year	$14,163	$1	$(63)	$14,101
Due after one year through five years	15,315	1	(159)	15,157

	$29,478	$2	$(222)	$29,258

(4) Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory. Cost is determined by the weighted average method for inventories at the Company’s other operating locations in Washington State, France, Brazil, and South Africa. At all locations, the Company establishes reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	February	February	August
$ in thousands	2006	2005	2005
Inventory:
First-in, first-out (FIFO) inventory	$21,387	$22,610	$15,373
LIFO reserves	(4,417)	(5,333)	(4,048)

LIFO inventory	16,970	17,277	11,325
Weighted average inventory	9,912	13,221	8,599
Obsolescence reserve	(590)	(640)	(613)

Total inventories	$26,292	$29,858	$19,311

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February	February	August
	2006	2005	2005
Raw materials	17%	30%	23%
Work in process	7%	5%	6%
Finished goods and purchased parts	76%	65%	71%
(5) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

	February	February	August
$ in thousands	2006	2005	2005
Property, plant and equipment:
Land	$336	$336	$336
Buildings	10,665	10,460	10,625
Equipment	41,585	39,866	38,884
Other	5,195	4,661	6,175

Total property, plant and equipment	57,781	55,323	56,020
Accumulated depreciation and amortization	(40,230)	(38,599)	(38,752)

Property, plant and equipment, net	$17,551	$16,724	$17,268

Depreciation expense was $796,000 and $863,000 for the three-months February 28, 2006 and 2005 and $1.5 million and $1.7 million for the six-months ended February 28, 2006 and 2005, respectively.
(6) Credit Arrangements
          The Company’s European subsidiary, Lindsay Europe, has unsecured revolving lines of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to USD$2.7 million as of February 28, 2006, for working capital purposes. As of February 28, 2006, there was a $437,000 outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (3.85% at February 28, 2006).
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
          The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they were not dilutive, as set forth in the following table:

February 28, 2006			February 28, 2005
Weighted average			Weighted average
Shares	price	Expire	Shares	price	Expire
428,706	$25.01	September, 2007- August, 2015	289,250	$25.81	November, 2007- August, 2014

(8) Industry Segment Information
The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems. The irrigation segment consists of six operating segments that have similar economic characteristics and meet the aggregation criteria of Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information.”
     Diversified Products: This segment includes providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing.
          The accounting policies of the two reportable segments are the same as those described in the “Accounting Policies” in Note A to the consolidated financial statements contained in the Company’s 10-K for the fiscal year ended August 31, 2005. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, net income taxes, and assets. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes common operating assets for its irrigation and diversified segments, it is not practical to separately identify assets by reportable segment.
          The Company had no single customer representing 10% or more of its total revenues during the three-months ended or six-months ended February 28, 2006 or 2005, respectively.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended		For the six-months ended
	February	February	February	February
$ in thousands	2006	2005	2006	2005
Operating revenues:
Irrigation	$49,181	$36,161	$83,323	$71,563
Diversified products	5,731	5,326	11,093	9,691

Total operating revenues	$54,912	$41,487	$94,416	$81,254

Operating income:
Irrigation	$5,968	$4,149	$9,748	$7,660
Diversified products	1,012	618	1,811	933

Segment operating income	6,980	4,767	11,559	8,593
Unallocated general & administrative and engineering & research expenses	4,892	4,057	9,108	8,350
Interest and other income, net	416	363	845	1,008

Earnings before income taxes	$2,504	$1,073	$3,296	$1,251

(9) Other Noncurrent Assets

	February	February	August
$ in thousands	2006	2005	2005
Cash surrender value of life insurance policies	$2,017	$1,945	$1,975
Deferred income taxes	295	1,910	730
Equity method investments	—	1,594	1,621
Goodwill	1,393	1,351	1,364
Split dollar life insurance	954	916	954
Intangible pension assets	303	373	304
Other intangibles, net	595	740	695
Notes receivable (1)	1,311	—	—
Other	65	329	558

Total noncurrent assets	$6,933	$9,158	$8,201

(1)	Notes receivable consists of $1.0 million note from a sold irrigation dealership (see below) and other notes of $0.3 million.
Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, trade names, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these non-amortizing assets at August 31, 2005 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these other intangible assets was $49,000 and $14,000 for the three-months ended February 28, 2006 and 2005 and $98,000 and $53,000 for the six-months ended February 28, 2006 and 2005, respectively The Company held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005 the Company sold its minority position in the irrigation dealership for cash held in escrow of approximately $790,000 and notes receivable with a carrying value of $1.2 million. In the second quarter of February 28, 2006, the escrow was paid down by $354,000. These notes are due in annual installments through 2010 and bear interest at 6%. These notes are guaranteed by the acquirer. The sale closed on November 30, 2005. The Company realized an immaterial gain from the sale of the dealership.
The following table summarizes the Company’s other intangible assets:

	February	February	August
$ in thousands	2006	2005	2005
Other intangible assets:
Non-compete agreements	$406	$396	$406
License	364	314	364
Tradenames	146	145	146
Patent	100	100	100
Plans and specifications	75	75	75
Other	35	34	38
Accumulated amortization	(531)	(324)	(434)

Total other intangibles assets, net	$595	$740	$695

(10) Comprehensive Income
The accumulated other comprehensive income or loss shown in the Company’s consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended		For the six-months ended
	February	February	February	February
$ in thousands	2006	2005	2006	2005
Comprehensive income:
Net earnings	$1,717	$600	$2,228	$775
Other comprehensive (loss) income:
Unrealized gains (losses) on securities, net of tax	37	(105)	6	(258)
Foreign currency translation	492	149	857	1,780

Total comprehensive income	$2,246	$644	$3,091	$2,297

(11) Guarantees and Warranties
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $2,056,000, $3,100,000 and $2,256,000 at February 28, 2006, February 28, 2005 and August 31, 2005, respectively.
          The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users. Under this guarantee, the Company’s exposure is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on this pool guarantees is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $1.1 million at February 28, 2006, $1.5 million at February 28, 2005, and $1.3 million at August 31, 2005. As of March 1, 2006, the Company will no longer provide guarantees on any new financing arrangements under this pool guarantee. The Company will continue to guarantee loans in the pool of record as of February 28, 2006. The guarantee will be released as payments are made against those loans.

          Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $956,000 at February 28, 2006, approximately $1.6 million at February 28, 2005, and approximately $956,000 at August 31, 2005.
          The Company recorded, at estimated fair value, deferred revenue of $61,000 at February 28, 2006, compared to $64,000 at February 28, 2005 and $69,000 at August 31, 2005, classified with other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $166,000, $367,000, and $190,000 at February 28, 2006 and 2005, and August 31, 2005, respectively, also classified with other current liabilities, for estimated losses on such guarantees.
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
The following tables provides the changes in the Company’s product warranties:

	For the three-months ended
	February	February
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, December 1	$2,396	$1,123
Liabilities accrued for warranties during the period	616	239
Warranty claims paid during the period	(573)	(198)

Product warranty accrual balance, end of period	$2,439	$1,164

	For the six-months ended
	February	February
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, September 1	$2,456	$1,339
Liabilities accrued for warranties during the period	893	429
Warranty claims paid during the period	(910)	(604)

Product warranty accrual balance, end of period	$2,439	$1,164

The warranty accrual increased approximately $1.5 million in the fourth quarter of fiscal year 2005 due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems.
(12) Retirement Plan
The Company has a supplemental non-qualified, un-funded retirement plan for six current and former executives. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	For the three-months ended		For the six-months ended
	February	February	February	February
$ in thousands	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$5	$9	$10	$18
Interest cost	67	67	134	134
Net amortization and deferral	39	76	78	152

Total net periodic benefit cost	$111	$152	$222	$304

(13) Commitments and Contingencies
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. These include a consent decree that the Company entered in 1992 with the U.S. Environmental Protection Agency concerning groundwater contamination at its Lindsay, Nebraska facility, which is included as an EPA superfund site. Management does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
(14) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.
          The annual expected effective tax rate for the income tax provision for the year ended August 31, 2006 is expected to be between 33% and 34.5%. The Company has increased its annual expected effective tax rate for year ended August 31, 2006 primarily due to a change in its investment strategy regarding reinvesting in federal tax-exempt investments.
          The effective tax rate for the income tax provision for the three-month and six-month periods ended February 28, 2006 decreased primarily due to a change in estimate in the income tax provisions recorded for the previous year’s Federal and state income tax liabilities. All changes in estimates that have a tax effect are taken in the period when a change in the estimate is known. The effective rate for the income tax provision for the six-months ended February 28, 2006 and 2005 was 32.40% and 38.50%, respectively. The effective rate for the income tax provision for the three-months ended February 28, 2006 and 2005 was 31.43% and 44.08%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.

ITEM 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2006 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2005. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Accounting Policies
In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.
          The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure on these critical accounting policies is incorporated by reference under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2005. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. During the second quarter of fiscal 2006, the Company has reevaluated its revenue recognition policy and has removed it from its critical accounting policies. This decision was made because there is not a significant amount of estimates or judgment used in determining revenue recognition. During the first quarter of fiscal 2006 the Company adopted SFAS 123(R). Management does not consider this a critical accounting policy and there were no other significant changes in the Company’s critical accounting policies during the three-months ended February 28, 2006.
Overview
Lindsay Manufacturing Co. (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems, which are used, principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems and remote monitoring which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in Note 8 to the consolidated financial statements.

          Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, manufactures and markets irrigation equipment in markets in southern Africa.
          Lindsay has two additional operating subsidiaries including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations and provides a strategic distribution channel in a key regional irrigation market and Lindsay Transportation, Inc. which supplies ground transportation in the United States and Canada for the Company’s products and the bulk of incoming raw materials.
Results of Operations
The following section presents an analysis of the Company’s consolidated operating results displayed in the consolidated statements of operations for the three-months and six-months ended February 28, 2006 and 2005. It should be read together with the industry segment information in Note 8 to the consolidated financial statements:

	For the three-months ended			For the six-months ended
			Percent			Percent
	February	February	Increase	February	February	Increase
($ in thousands)	2006	2005	(decrease)	2006	2005	(decrease)
Consolidated Operating revenues	$54,912	$41,487	32.4%	$94,416	$81,254	16.2%
Cost of operating revenues	$45,048	$33,721	33.6	$77,125	$66,915	15.3
Gross profit	$9,864	$7,766	27.0	$17,291	$14,339	20.6
Gross margin	18.0%	18.7%		18.3%	17.6%
Operating expenses	$7,776	$7,056	10.2	$14,840	$14,096	5.3
Operating income	$2,088	$710	194.1	$2,451	$243	908.6
Operating margin	3.8%	1.7%		2.6%	0.3%
Interest income, net	$436	$295	47.8	$863	$556	55.2
Other (loss) income, net	$(20)	$68	(129.4)	$(18)	$452	(104.0)
Income tax provision	$787	$473	66.4	$1,068	$476	124.4
Effective income tax rate	31.4%	44.1%		32.4%	38.1%
Net earnings	$1,717	$600	186.2	$2,228	$775	187.5
Irrigation Equipment Segment (1)
Operating revenues	$49,181	$36,161	36.0	$83,323	$71,563	16.4
Operating income	$5,968	$4,149	43.8	$9,748	$7,660	27.3
Operating margin	12.1%	11.5%		11.7%	10.7%
Diversified Products Segment (1)
Operating revenues	$5,731	$5,326	7.6	$11,093	$9,691	14.5
Operating income	$1,012	$618	63.8	$1,811	$933	94.1
Operating margin	17.7%	11.6%		16.3%	9.6%

(1) Excludes unallocated general & administrative and engineering & research expenses
For the Three-Months ended February 28, 2006
Revenues
Operating revenues for the three-months ended February 28, 2006 increased 32% to $54.9 million compared with $41.5 million for the three-months ended February 28, 2005. This increase was attributable to a 36% increase in irrigation equipment revenues and an 8% increase in revenues from the Company’s diversified manufacturing segment.
Domestic irrigation equipment revenues for the three-months ended February 28, 2006 of $36.5 million increased $10.8 million or 42%, compared to the same period last year. The increase in revenues was primarily a result of an increase in the volume of units shipped during the period. In addition, price increases implemented during the quarter increased revenues. Demand was generally affected by an improving domestic farm economy. At the end of the fiscal quarter, commodity prices for the primary agricultural commodities on which our equipment is used remained relatively stable and improved over the first quarter of fiscal 2006. Increased ethanol demand and a projected reduction in corn acreage planted could move corn prices higher, in spite of the high carryover inventories. In addition, grower input costs for energy and fertilizer have stabilized. Even though USDA estimates project that Net Farm Income will be 22.6% lower in the 2006 crop year compared to the prior year, the domestic farmer’s sentiment for irrigation equipment is significantly improved over last year. Continued dry weather conditions in the Southwest and Midwest stabilized crop prices, and pent-up demand from the market decline in fiscal 2005 created a stronger market for irrigation equipment.
International irrigation equipment revenues for the three-months ended February 28, 2006 of $12.7 million increased $2.3 million or 22% as compared to the same prior year period. Each of the Company’s international subsidiaries realized increases in revenues over the same period last year, however, the international locations continue to experience depressed market conditions. Farmers in Brazil have experienced pressure on their profitability from drought conditions, Asian rust affecting soybeans, and a strengthening in the value of the Brazilian Real relative to the U.S. dollar. In South Africa, the profitability picture is now improving for farmers as maize prices have increased. In Western Europe, the market for pivots has remained strong, primarily on the Iberian Peninsula. Hose-reel demand was weaker due to wet-weather conditions in France. During the second quarter of fiscal 2006, the Company also continued to realize revenue growth in Latin America.
Diversified manufacturing revenues for the three-months ended February 28, 2006 of $5.7 million increased 8% from the same prior year period. The Company continues to realize strong revenues in its contract manufacturing business, and in commercial tubing. The Company continues its initiative of developing new customer relationships for its diversified manufacturing business and in seeking opportunities for growth and expansion of its diversified manufacturing business organically or through acquisition.
Gross Margin
Gross margin percentage for the quarter declined to 18.0% from the 18.7% achieved during the second quarter of fiscal 2005. Gross selling margins in the domestic irrigation market were slightly lower as compared to the second quarter of fiscal 2005. The positive affects on gross margin of the increase in the number of number of units sold during the quarter were more than offset by higher zinc and structural steel costs. The Company realized cost increases in structural steel, of approximately 4%, and at the same time, zinc costs rose approximately 50%. Due to the increase in product input costs, the Company implemented increases in its product prices in early January and February, but the full effect of these increases was not realized during the quarter. In addition, some domestic sales during the quarter were subject to competitive bidding which placed additional pressure on gross margin. In addition, the Company earned a percentage of its domestic revenues in the quarter from significant projects, where the Company faced competitive bidding. The competitive bidding environment placed additional pressure on gross margin. In addition, the international irrigation gross margins were impacted by competitive intensity, particularly in the Western European market. The Company expects to realize margin improvements in future quarters as input costs stabilize and the effect of price increases are fully realized.
Operating Expenses
Operating expenses for the quarter were $7.8 million or 10% higher than during the same period of fiscal 2005. The increase was primarily attributable to the inclusion of stock based compensation expenses of $358,000 and expenses related to our factory consolidation in South Africa of $186,000.
Interest Income, Other Income, and Taxes
Net interest income during the three-months ended February 28, 2006 of $436,000 increased 48 percent from the $295,000 earned during the same period of fiscal 2005. The increase is primarily the result of increased interest income from higher interest rates when compared to the average interest rate earned in the prior year period.
          Other (loss) income, net during the three-months ended February 28, 2006 decreased $88,000 when compared to the same period in fiscal 2005. This decrease primarily resulted from the loss of other income from a 39% minority ownership in the Canadian dealership due to the sale of this interest on September 1, 2005. In addition, the Company incurred a foreign currency transaction loss of $48,000 as compared to a $52,000 gain in the prior year period.

     The annual expected effective tax rate for the income tax provision for the year ended August 31, 2006 is expected to be between 33% and 34.5%. The Company has increased its annual expected effective tax rate for the year ended August 31, 2006, primarily due to a change in its investment strategy regarding reinvesting in federal tax-exempt investments.
     The effective tax rate for the income tax provision for the three-months ended February 28, 2006 decreased primarily due to a change in estimate in the income tax provisions recorded for the previous year’s Federal and state income tax liabilities. All changes in estimates that have a tax effect are taken in the period when a change in the estimate is known. The effective rate for the income tax provision for the three-months ended February 28, 2006 and 2005 was 31.43% and 44.08%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
Net Earnings
Net earnings were $1.7 million or $0.15 per diluted share, for the three-months ended February 28, 2006, compared with $600,000, or $0.05 per diluted share, for the same prior year period. The adoption of SFAS 123(R) had a negative net of tax effect on earning of $239,000 or $0.02 per diluted share.
Share-Based Compensation Expense
     On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended February 28, 2006:

Three-
Months Ended
February 28,
$ in thousands	2006
Share-based compensation expense included in cost of operating revenues	$27

Research and development	23
Sales and marketing	77
General and administrative	258

Share-based compensation expense included in operating expenses	358

Total Share-based compensation expense	385

Tax benefit	(146)
Share-based compensation expense, net of tax	$239

The share-based compensation expense is allocated based on the relative compensation split of individuals receiving share-based compensation. Total expected share-based compensation for fiscal 2006 is approximately $1.7 million on a pre-tax basis.
For the Six-Months ended February 28, 2006
Revenues
Operating revenues for the six-months ended February 28, 2006 increased 16% to $94.4 million compared with $81.3 million for the six-months ended February 28, 2005. This increase was attributable to a 16% increase in irrigation equipment revenues and a 14% increase in the diversified manufacturing segment.
Domestic irrigation equipment revenues for the six-months ended February 28, 2006 increased $10.0 million or 20% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2006 also contributed to the increase in domestic irrigation revenues for the six-months ended February 28, 2006.
International irrigation equipment revenues for the six-months ended February 28, 2006 increased $1.8 million or 8% over the first six-months of fiscal 2005. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2006 also contributed to the increase in international irrigation revenues for the six-months ended February 28, 2006.
Diversified manufacturing revenues of $11.1 million for the six-months ended February 28, 2006 represented an increase of $1.4 million or 15% from the same prior year period. The Company continues to realize strong revenues in our contract manufacturing business, and has also achieved improved margins. The Company continues its initiative of developing new customer relationships for its diversified manufacturing business and in seeking opportunities for growth and expansion of its diversified manufacturing business organically or through acquisition.
Gross Margin
Gross profit for the six-months ended February 28, 2006 was $17.3 million, an increase of $3.0 million as compared to the same prior year period. Gross margin percentage for the six-months ended February 28, 2006 increased to 18.3% from the 17.6% achieved during the same prior year period. The increase in gross margin is largely attributable to the increase in volume of irrigation systems sold during the six-months ended February 28, 2006 as compared to the same period in fiscal 2005. This resulted in an increased number of units to which overhead and other fixed production costs were allocated. Gross margin was also positively affected by the decrease in the percentage of total sales represented by our international operations since margins achieved by these operations are typically lower than those achieved by our domestic operations.
Operating Expenses
Operating expenses during the first half of fiscal 2006 rose by $744,000 or 5% from the same prior year period. The increase was primarily attributable to the inclusion of stock based compensation expenses of $689,000 and expenses related to our factory consolidation in South Africa of $186,000. Theses expenses were partially offset by decreases in advertising, management relocation and recruiting expenses.
Interest Income, Other Income, and Taxes
Net interest income during the six-months ended February 28, 2006 of $863,000 increased 55% from the $556,000 earned during the same period of fiscal 2005. The increase is primarily the result of higher interest rates when compared to the average interest rate earned in the prior year period.
     Other (loss) income, net during the six-months ended February 28, 2006 decreased $470,000 when compared to the same period in fiscal 2005. This decrease primarily resulted from the loss of other income from a 39% minority ownership in the Canadian dealership due to the sale of this interest on September 1, 2005. In addition, the Company incurred a foreign currency transaction loss of $119,000 as compared to a $240,000 gain in the prior year period.
     The annual expected effective tax rate for the income tax provision for the year ended August 31, 2006 is expected to be between 33% and 34.5%. The Company has increased its annual expected effective tax rate for year the ended August 31, 2006, primarily due to a change in its investment strategy regarding reinvesting in federal tax-exempted investments.
     The effective tax rate for the income tax provision for the six-months ended February 28, 2006 decreased primarily due to a change in estimate in the income tax provisions recorded for the previous year’s Federal and state income tax liabilities. All changes in estimates that have a tax effect are taken in the period when a change in the estimate is known. The effective rate for the income tax provision for the six-months ended February 28, 2006 and 2005 was 32.40% and 38.50%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
Net Earnings
Net earnings were $2.2 million or $0.19 per diluted share, for the six-months ended February 28, 2006, compared with $775,000, or $0.06 per diluted share, for the same prior year period. The adoption of SFAS 123(R) had a negative net of tax effect on earning of $460,000 or $0.04 per diluted share.

Share-Based Compensation Expense
     The following table summarizes share-based compensation expense under SFAS 123(R) for the six-months ended February 28, 2006:

Six-
Months Ended
February 28,
$ in thousands	2006
Share-based compensation expense included in cost of operating revenues	$52

Research and development	45
Sales and marketing	148
General and administrative	496

Share-based compensation expense included in operating expenses	689

Total Share-based compensation expense	741

Tax benefit	(281)
Share-based compensation expense, net of tax	$460

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
     The Company’s cash and marketable securities totaled $50.9 million at February 28, 2006, $43.8 million at February 28, 2005, and $54.8 million at August 31, 2005. The Company’s marketable securities consist primarily of investment-grade municipal bonds.
     Cash flows used by operations totaled $1.4 million during the six-months ended February 28, 2006, compared to $6.1 million used in operations during the same prior year period. The $4.7 million decrease in cash flows used by operations was primarily due to a $1.5 million increase in cash provided by net income, $6.0 million increase in cash used by receivables, $2.1 million decrease in cash used by inventory, $0.9 million increase in cash used by current assets, $6.1 million increase in cash provided by accounts payable, $3.8 million increase in cash provided by current liabilities and $2.2 million decrease in cash provided by noncurrent assets and liabilities. The improvements in cash flows used by operations were a result of improved working capital management.
     Cash flows provided by investing activities totaled $3.8 million during the six-months ended February 28, 2006 compared to cash flows provided by investing activities of $8.8 million during the same prior year period. Cash flows provided by investing activities decreased by $5.0 million compared to the same prior year period primarily due to lower net proceeds from purchases, maturities and sales of marketable securities.
     Capital expenditures were $1.8 million during the six-months ended February 28, 2006 and 2005. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. Capital expenditures for fiscal 2006 are expected to be approximately $4.0 to $4.5 million and will be used to improve the Company’s facilities and expand its manufacturing capacity.

     Cash flows used in financing activities totaled $1.3 million during the six-months ended February 28, 2006 compared to $4.3 million during the same prior year period. The $3.0 million decrease in cash used in financing is due primarily to $3.2 million used to repurchase common stock during the six-months ended February 28, 2005.
     The Company’s European subsidiary, Lindsay Europe, has unsecured revolving lines of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to USD$2.7 million as of February 28, 2006, for working capital purposes. As of February 28, 2006, there was a $437,000 outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (3.85% at February 28, 2006).
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
Market Conditions and Fiscal 2006 Outlook
Domestically, the USDA is projecting net farm income to be lower in 2006, due to lower commodity prices and higher input costs. In spite of this forecast, demand remains strong for irrigation systems due to improved farmer sentiment and continued dry conditions. The international locations continue to experience depressed market conditions. The Company expects diversified manufacturing to remain strong for fiscal 2006 due to the continued expansion and investment in this business segment. Management continues to take appropriate actions to control operating expenses for fiscal 2006.
Recently Issued Accounting Pronouncements
FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognize as other-than-temporary impairments. The Company adopted this FSP in the second quarter of fiscal 2006 and this FSP did not have an impact on the Company’s financial position and net income.
     SFAS No. 154, “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company will adopt this pronouncement in the first quarter of fiscal 2007. The Company does not expect this pronouncement to have a material impact on the Company’s financial position and net income.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The market value of the Company’s investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the maturity of these securities is relatively short, making their value less susceptible to interest rate fluctuations.
     The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency transaction risk. However, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales.
     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged.
ITEM 4 — Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2006.
     Additionally, the CEO and CFO determined that there have been no significant changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
ITEM 1 — Legal Proceedings
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings.
In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second Five Year Review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned additional wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Substantially all remediation actions were completed in fiscal 2004 and the Company expects to complete the outstanding actions in fiscal 2006. Related liabilities recognized were $133,000 at August 31, 2005 and $176,000 at February 28 2006.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described on pages 7 & 8 in our Form 10-K for the fiscal year ended August 31, 2005.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended February 28, 2006; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 3 — Defaults Upon Senior Securities
     None
ITEM 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual shareholders’ meeting was held on February 6, 2006. The shareholders voted to elect two directors, to approve the 2006 Long-Term Incentive Plan and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2006. In addition to the election of Mr. Cunningham and Mr. Parod as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Christodolou, Mr. Buffett, Mr. Nahl, Mr. Welsh and Mr. McIntosh. There were 11,520,483 shares of common stock entitled to vote at the meeting and 10,323,244 shares (89.6%) were represented at the meeting. The voting results were as follows:

1.	Election of Directors:	Larry H. Cunningham	For – 9,945,045	Withheld – 378,199
		Richard W. Parod	For – 9,989,705	Withheld – 333,539

2.	Approval of 2006 Long-Term Incentive Plan

	For – 6,822,493	Against – 1,568,059	Abstain – 279,099	Broker Non-Vote – 1,653,593

3.	Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2006.

	For – 10,241,474	Against – 68,832	Abstain – 12,938	Broker Non-Vote – 0
ITEM 5 — Other Information
     None
ITEM 6 — Exhibits

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

3(b)	By-Laws of the Company amended and restated by the Board of Directors on December 16, 2004, incorporated by reference to Exhibit 3(b) of the Company’s Report on Form 8-K filed on December 22, 2004.

3(c)	Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7, 1997, incorporated by reference to Exhibit 3(b) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

4(a)	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company’s report on Form 10-Q for the fiscal quarter ended November 30, 1997.

10(a)*	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of April 2006.

LINDSAY MANUFACTURING CO.

By:	/s/ david b. downing

Name:	David B. Downing
Title:	Vice President, Chief Financial Officer
(Principal Financial Officer)