Form 10-Q
period 2006-05-31
LINDSAY MANUFACTURING CO
filed 2006-07-10
CIK 836157

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 5, 2006, 11,544,238 shares of the registrant’s common stock were outstanding.

Lindsay Manufacturing Co. and Subsidiaries
INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
May 31, 2006 and 2005 and August 31, 2005

	(Unaudited)	(Unaudited)
	May	May	August
($ in thousands, except par values)	2006	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,088	$19,755	$25,564
Marketable securities	11,941	11,759	14,101
Receivables, net (net of allowance, $573, $732 and $702, respectively)	42,387	32,392	28,919
Inventories, net	24,803	22,684	19,311
Deferred income taxes	4,441	1,684	3,276
Other current assets	3,926	3,426	3,042

Total current assets	117,586	91,700	94,213

Long-term marketable securities	10,857	22,154	15,157
Property, plant and equipment, net	17,489	16,732	17,268
Other noncurrent assets	7,415	8,654	8,201

Total assets	$153,347	$139,240	$134,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,726	$10,398	$6,704
Other current liabilities	20,515	14,234	13,434

Total current liabilities	30,241	24,632	20,138

Pension benefits liabilities	5,251	4,733	5,142
Other noncurrent liabilities	179	155	229

Total liabilities	35,671	29,520	25,509

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 17,584,031, 17,565,184 and 17,568,084 shares issued in May 2006 and 2005 and August 2005, respectively)	17,584	17,565	17,568
Capital in excess of stated value	5,144	3,500	3,690
Retained earnings	190,013	183,834	183,444
Less treasury stock (at cost, 6,048,448 shares)	(96,547)	(96,547)	(96,547)
Accumulated other comprehensive income, net	1,482	1,368	1,175

Total shareholders’ equity	117,676	109,720	109,330

Total liabilities and shareholders’ equity	$153,347	$139,240	$134,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months and nine-months ended May 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	May	May	May	May
(in thousands, except per share amounts)	2006	2005	2006	2005
Operating revenues	$75,013	$55,985	$169,429	$137,239
Cost of operating revenues	57,977	43,792	135,102	110,707

Gross profit	17,036	12,193	34,327	26,532

Operating expenses:
Selling expense	3,530	2,692	9,262	8,438
General and administrative expense	4,446	3,421	12,300	10,415
Engineering and research expense	697	714	1,951	2,070

Total operating expenses	8,673	6,827	23,513	20,923

Operating income	8,363	5,366	10,814	5,609

Interest income, net	511	264	1,374	820
Other income (loss), net	268	(137)	250	315

Earnings before income taxes	9,142	5,493	12,438	6,744

Income tax provision	2,727	1,723	3,795	2,199

Net earnings	$6,415	$3,770	$8,643	$4,545

Basic net earnings per share	$0.56	$0.33	$0.75	$0.39

Diluted net earnings per share	$0.55	$0.32	$0.74	$0.38

Average shares outstanding	11,529	11,596	11,524	11,693
Diluted effect of stock options	219	83	174	155

Average shares outstanding assuming dilution	11,748	11,679	11,698	11,848

Cash dividends per share	$0.060	$0.055	$0.180	$0.165

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-months ended May 31, 2006 and 2005
(Unaudited)

	May	May
($ in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,643	$4,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,585	2,639
Amortization of marketable securities, net	178	176
Loss on sale of property, plant and equipment	37	21
Provision for uncollectible accounts receivable	66	72
Equity in net earnings of equity method investments	(4)	(201)
Deferred income taxes	(1,272)	(158)
Stock-based compensation expense	1,298	—
Other, net	3	28
Changes in assets and liabilities:
Receivables, net	(12,790)	2,664
Inventories, net	(5,298)	(2,454)
Other current assets	(949)	(438)
Accounts payable, trade	2,952	803
Other current liabilities	6,714	(2,931)
Current taxes payable	(300)	1,370
Other noncurrent assets and liabilities	406	2,640

Net cash provided by operating activities	2,269	8,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,713)	(2,903)
Proceeds from sale of an equity investment	354	—
Proceeds from sale of property, plant and equipment	111	24
Purchases of marketable securities available-for-sale	—	(1,841)
Proceeds from maturities or sales of marketable securities available-for-sale	6,304	14,500

Net cash provided by investing activities	4,056	9,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	194	561
Repurchases of common stock	—	(6,649)
Dividends paid	(2,074)	(1,920)

Net cash used in financing activities	(1,880)	(8,008)

Effect of exchange rate changes on cash	79	234

Net increase in cash and cash equivalents	4,524	10,782
Cash and cash equivalents, beginning of period	25,564	8,973

Cash and cash equivalents, end of period	$30,088	$19,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Manufacturing Co.’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Form 10-K for the fiscal year ended August 31, 2005.
     In the opinion of management, the condensed consolidated financial statements of the Company reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. The results for interim periods are not necessarily indicative of trends or results expected by the Company for a full year.
     Notes to the condensed consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated by management in the preparation of the condensed consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the condensed consolidated financial statements.
(2) Share Based Compensation
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors. SFAS 123(R) requires the Company to estimate the fair value of share-based payment awards on the date of grant. The estimated value of the portion of an award that is ultimately expected to vest is recognized as expense over the requisite service period for the grant. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized by the Company because the exercise price of the Company’s stock options granted to its employees and directors equaled the fair market value of the underlying stock at the date of grant.
The restricted stock units granted to employees and non-employees under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The Company uses the Black-Scholes option-pricing model as its valuation method for awards of stock options. Under the Black-Scholes model, the fair value of share-based payment awards on the date of grant is affected by the Company’s stock price on the grant date as well as assumptions regarding expected price volatility for the Company’s stock over the term of the awards, the risk free interest rate, actual and projected employee stock option exercise behaviors, expected dividends and other variables. The Company uses a seven year period to calculate the historical volatility of its stock price for use in the option pricing model. The Company uses historical data to estimate option exercise and employee termination within the option pricing model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for options is based on a U.S. Treasury rate commensurate with the expected option terms. The weighted-average estimated value of employee stock options granted during the nine-months ended May 31, 2006 and 2005 was $8.13 and $10.51, per share, respectively, with the following weighted-average assumptions:

	Nine-Months	Nine-Months
	Ended	Ended
	May 31, 2006	May 31, 2005
Expected volatility	35.13%	34.65 - 35.01%
Expected dividends	0.76%	0.68%
Expected term (in years)	7.00	7.00
Risk-free interest rate	4.52%	4.12 - 4.30%
The Company implemented SFAS 123(R) using the modified prospective transition method. Accordingly, the Company’s Condensed Consolidated Financial Statements as of and for the three-months and nine-months ended May 31, 2006 reflect the adoption of SFAS 123(R), but the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
For the three-months and nine-months ended May 31, 2006, the Company’s net income before taxes was reduced by $557,000 and $1,298,000, respectively, as a result of the recognition of share based compensation expense, while the net of tax effect on net income was $346,000 and $806,000, respectively. The share-based compensation expense is taxed at a blended deferred rate of 37.9%. Diluted earnings per share were negatively effected by $0.03 and $0.07 per share, respectively, for the three-months and nine-months ended May 31, 2006. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first nine months of 2006 include compensation expense relating to share-based payment awards granted prior to, but not yet vested as of, August 31, 2005. As of May 31, 2006, there was a total of $3.9 million of unrecognized pre-tax compensation expense related to unvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.25 years. Share-based compensation expense is added back to reported net income in order to calculate cash flows from operations in the Company’s Consolidated Statement of Cash Flows .
The following table summarizes the Company’s share-based compensation expense under SFAS 123(R) for the three-months and nine-months ended May 31, 2006:

	Three-Months	Nine-Months
	Ended	Ended
$ in thousands	May 31, 2006	May 31, 2006
Share-based compensation expense included in cost of operating revenues	$39	$91

Research and development	33	77
Sales and marketing	111	260
General and administrative	374	870

Share-based compensation expense included in operating expenses	518	1207

Total Share-based compensation expense	557	1,298

Tax benefit	(211)	(492)
Share-based compensation expense, net of tax	$346	$806

The following table below reflects pro forma compensation expense information for the three-months and nine-months ended May 31, 2005 as if the Company had adopted FASB 123(R) during such periods:

	Three-Months	Nine-Months
	Ended	Ended
$ in thousands	May 31, 2005	May 31, 2005
Net earnings, as reported (1)	$3,770	$4,545

Share-based compensation expense	386	1,549
Tax benefit	(146)	(587)

Share-based compensation expense, net tax (2)	240	962

Net income, including the effect of share-based compensation expense (3)	$3,530	$3,583

Earnings per share:
Basic net earnings per share-as reported (1)	$0.33	$0.39
Basic net earnings per share, including the effect of share-based compensation expense (3)	$0.30	$0.31

Diluted- as reported for the prior period (1)	$0.32	$0.38
Diluted net income per share, including the effect of share-based compensation expense (3)	$0.30	$0.30

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R) until the beginning of fiscal 2006.

(2)	Share-based compensation expense prior to fiscal 2006 was calculated based on the pro forma application of SFAS 123(R).

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123(R).
Computation of Net Income per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of in-the-money stock options and restricted stock units.
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
Share Based Compensation Program Descriptions
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of May 31, 2006, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company and became effective on February 6, 2006 and replaced the Company’s 2001 Long Term

Incentive Plan. No further grants will be made under the Company’s 2001 Long-Term Incentive Plan or its former 1991 Long-Term Incentive Plan. However, the Company has outstanding options under its 2001 and 1991 Long-Term Incentive Plans.
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
General Share Based Compensation Information
The following tables summarize information about stock options outstanding at May 31, 2006.

			Average
			Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value
	Shares	Exercise Price	(years)	(‘000s)
Outstanding at August 31, 2004	1,229,133	$19.05		$7,517
Granted	128,872	24.45
Exercised	(81,712)	12.22
Cancelled	(89,562)	23.39

Outstanding at August 31, 2005	1,186,731	19.84	6.2	6,651

Granted	45,000	19.33
Exercised	(6,500)	18.50		13
Forfeitures	(2,600)	23.85

Outstanding at November 30, 2005	1,222,631	19.82	6.1	1,769

Granted	—
Stock options	—
Exercised	(4,600)	18.30		30
Forfeitures	(4,245)	23.95

Outstanding at February 28, 2006	1,213,786	19.81	5.8	6,017

Granted	—
Stock options	—
Exercised	(10,500)	15.31		125
Forfeitures	(3,405)	23.76

Outstanding at May 31, 2006	1,199,881	19.84	5.6	3,914

Exercisable at August 31, 2005	693,938	$17.98	5.0	$5,203

Exercisable at November 30, 2005	729,185	$18.17	4.9	$1,539

Exercisable at February 28, 2006	723,135	$18.15	4.6	$4,768

Exercisable at May 31, 2006	790,385	$18.64	4.6	$3,325

		Options Outstanding		Options Exercisable
		Weighted average
	Number	remaining		Number	Weighted
Range of	outstanding at	contractual life	Weighted	exercisable at	average
exercise prices	5/31/2006	(years)	average price	5/31/2006	price
$10.00-15.00	350,000	3.77	$14.00	300,000	$14.00
15.01-22.00	429,030	5.72	19.49	308,407	19.10
22.01-30.00	420,851	7.02	25.05	181,978	25.49

	1,199,881	5.61	$19.84	790,385	$18.64

During the nine-months ended May 31, 2006, 96,442 outstanding stock options vested.
In addition to the stock options described in above tables, 47,826 nonvested restricted stock units granted to U.S. employees under the 2006 Plan were outstanding on May 31, 2006. The table below summarizes the status of these nonvested restricted stock units as of May 31, 2006, and changes during the three and nine-months ended May 31, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 1, 2005	—	$0.00
Granted	37,266	18.78
Vested	—	0.00
Forfeited	—	0.00

Nonvested at November 30, 2005	37,266	$18.78

Granted	8,360	$25.56
Vested	—	0.00
Forfeited	—	0.00

Nonvested at February 28, 2006	45,626	$19.25

Granted	2,500	$25.76
Vested	—	0.00
Forfeited	(300)	18.78
Nonvested at May 31, 2006	47,826	$20.31

The above table excludes 4,900 restricted stock units granted to foreign employees. These foreign restricted stock units are not part of the 2006 Plan and are required to be settled in cash. The foreign restricted stock units have the same vesting period as those granted to domestic employees.
As of May 31, 2006, there was $3.9 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.25 years.
(3) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At May 31, 2006, a single financial institution held substantially all the Company’s cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company classifies investment securities as available-for-sale and carries such investment securities at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months and nine-months ended May 31, 2006 and 2005. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.

Gross realized gains and losses from sale of available-for-sale securities are as follows:

	Three-months ended		Nine-months ended
	May 28,		May 28,
$ in thousands	2006	2005	2006	2005
Gross realized gains	$—	$—	$—	$5
Gross realized (losses)	$—	$—	$—	$(51)
Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	(losses)	Fair value
As of May 31, 2006:
Due within one year	$11,974	$9	$(42)	$11,941
Due after one year through five years	11,021	—	(164)	10,857

	$22,995	$9	$(206)	$22,798

As of May 31, 2005:
Due within one year	$11,783	$3	$(27)	$11,759
Due after one year through five years	22,366	1	(213)	22,154

	$34,149	$4	$(240)	$33,913

As of August 31, 2005:
Due within one year	$14,163	$1	$(63)	$14,101
Due after one year through five years	15,315	1	(159)	15,157

	$29,478	$2	$(222)	$29,258

(4) Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the weighted average method for inventories at the Company’s other operating locations in Washington State, France, Brazil, and South Africa. The Company operates a warehouse in China, in which inventory is determined by the first-in, first-out (FIFO) method. At all locations, the Company establishes reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	May	May	August
$ in thousands	2006	2005	2005
Inventory:
First-in, first-out (FIFO) inventory	$19,907	$16,722	$15,373
LIFO reserves	(4,417)	(4,546)	(4,048)

LIFO inventory	15,490	12,176	11,325
Weighted average inventory	10,001	11,232	8,599
Obsolescence reserve	(688)	(724)	(613)

Total inventories	$24,803	$22,684	$19,311

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May	May	August
	2006	2005	2005
Raw materials	17%	25%	23%
Work in process	5%	5%	6%
Finished goods and purchased parts	78%	70%	71%
(5) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

	May	May	August
$ in thousands	2006	2005	2005
Property, plant and equipment:
Land	$336	$336	$336
Buildings	11,489	10,612	10,625
Equipment	41,535	39,694	38,884
Other	4,772	5,323	6,175

Total property, plant and equipment	58,132	55,965	56,020
Accumulated depreciation and amortization	(40,643)	(39,233)	(38,752)

Property, plant and equipment, net	$17,489	$16,732	$17,268

Depreciation expense was $868,000 and $811,000 for the three-months May 31, 2006 and 2005 and $2.5 million and $2.5 million for the nine-months ended May 31, 2006 and 2005, respectively.
(6) Credit Arrangements
     The Company’s European subsidiary, Lindsay Europe, has unsecured revolving lines of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to USD$2.9 million as of May 31, 2006, for working capital purposes. As of May 31, 2006, there was a $1.6 million outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.07% at May 31, 2006).
See Note 15, Subsequent Event, regarding a new credit agreement entered into by the Company to partially finance the acquisition of Barrier Systems, Inc.
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

     The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they were not dilutive, as set forth in the following table:

May 31, 2006			May 31, 2005
	Weighted average			Weighted average
Shares	price	Expire	Shares	price	Expire
420,856	$25.05	September, 2007-August, 2015	524,372	$24.04	September, 2007- October, 2014

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
     The Company had no single customer representing 10% or more of its total revenues during the three-months or nine-months ended May 31, 2006 or 2005, respectively.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended		For the nine-months ended
	May	May	May	May
$ in thousands	2006	2005	2006	2005
Operating revenues:
Irrigation	$69,067	$49,978	$152,390	$121,541
Diversified products	5,946	6,007	17,039	15,698

Total operating revenues	$75,013	$55,985	$169,429	$137,239

Operating income:
Irrigation	$12,320	$8,671	$22,068	$16,331
Diversified products	1,186	830	2,997	1,763

Segment operating income	13,506	9,501	25,065	18,094
Unallocated general & administrative and engineering & research expenses	5,143	4,135	14,251	12,485
Interest and other income, net	779	127	1,624	1,135

Earnings before income taxes	$9,142	$5,493	$12,438	$6,744

(9) Other Noncurrent Assets

	May	May	August
$ in thousands	2006	2005	2005
Cash surrender value of life insurance policies	$2,029	$1,966	$1,975
Deferred income taxes	854	1,340	730
Equity method investments	—	1,565	1,621
Goodwill	1,388	1,378	1,364
Notes receivable (1)	1,311	—	—
Split dollar life insurance	922	954	954
Intangible pension assets	303	373	304
Other intangibles, net	546	746	695
Other	62	332	558

Total noncurrent assets	$7,415	$8,654	$8,201

(1) Notes receivable consists of $1.0 million note from a sold irrigation dealership (see below) and other notes of $0.3 million .
Goodwill represents the excess of the allocable purchase price for assets acquired in certain business acquisitions over the fair value of these assets at the time of the acquisitions. Other intangible assets include non-compete agreements, trade names, patents, and plans and specifications. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment of their values at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The estimated fair value of these assets depends on a number of assumptions including forecasted sales growth and operating expenses of the reporting segment in which the assets are used. To the extent that the relevant reporting unit is unable to achieve these assumptions, impairment losses may be recognized. The Company completed its annual impairment evaluation of these non-amortizing assets at August 31, 2005 and determined that no impairment losses were indicated. Other intangible assets that have finite lives are amortized over their realizable lives. Amortization expense for these other intangible assets was $49,000 and $45,000 for the three-months ended May 31, 2006 and 2005 and $146,000 and $98,000 for the nine-months ended May 31, 2006 and 2005, respectively. The Company previously held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005 the Company sold its minority position in the irrigation dealership for cash held in escrow of approximately $790,000 and notes receivable with a carrying value of $1.2 million. In the second quarter of fiscal 2006, the escrow was paid down by $354,000. These notes are due in annual installments through 2010 and bear interest at 6%. These notes are guaranteed by the acquirer. The sale closed on November 30, 2005. The Company realized an immaterial gain from the sale of the dealership.
The following table summarizes the Company’s other intangible assets:

	May	May	August
$ in thousands	2006	2005	2005
Other intangible assets:
Non-compete agreements	$406	$404	$406
License	364	364	364
Tradenames	146	146	146
Patent	100	100	100
Plans and specifications	75	75	75
Other	35	32	38
Accumulated amortization	(580)	(375)	(434)

Total other intangibles assets, net	$546	$746	$695

(10) Comprehensive Income
The accumulated other comprehensive income or loss shown in the Company’s consolidated balance sheets includes the unrealized gains on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended		For the nine-months ended
	May	May	May	May
$ in thousands	2006	2005	2006	2005
Comprehensive income:
Net earnings	$6,415	$3,770	$8,643	$4,545
Other comprehensive (loss) income:
Unrealized gains (losses) on securities, net of tax	8	(74)	14	(332)
Foreign currency translation	(564)	(493)	293	1,287

Total comprehensive income	$5,859	$3,203	$8,950	$5,500

(11) Guarantees and Warranties
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $1,932,000, $2,271,000 and $2,256,000 at May 31, 2006, May 31, 2005 and August 31, 2005, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users. Under this guarantee, the Company’s exposure is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on this pool guarantee is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $932,000 at May 31, 2006, $1.4 million at May 31, 2005, and $1.3 million at August 31, 2005. As of March 1, 2006, the Company will no longer provide guarantees on any new financing arrangements under this pool guarantee. The Company will continue to guarantee loans in the pool of record as of May 31, 2006. The guarantee will be released as payments are made against those loans.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $1.0 million at May 31, 2006, approximately $871,000 at May 31, 2005, and approximately $956,000 at August 31, 2005.
     The Company recorded, at estimated fair value, deferred revenue of $43,000 at May 31, 2006, compared to $75,000 at May 31, 2005 and $69,000 at August 31, 2005, classified with other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $170,000, $297,000, and $190,000 at May 31, 2006 and 2005, and August 31, 2005, respectively, also classified with other current liabilities, for estimated losses on such guarantees.
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

The following tables provide the changes in the Company’s product warranties:

	For the three-months ended
	May	May
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, March 1	$2,439	$1,164
Liabilities accrued for warranties during the period	451	427
Warranty claims paid during the period	(566)	(567)

Product warranty accrual balance, end of period	$2,324	$1,024

	For the nine-months ended
	May	May
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, September 1	$2,456	$1,339
Liabilities accrued for warranties during the period	1,344	856
Warranty claims paid during the period	(1,476)	(1,171)

Product warranty accrual balance, end of period	$2,324	$1,024

The warranty accrual increased approximately $1.5 million in the fourth quarter of fiscal year 2005 due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems.
(12) Retirement Plan
The Company has a supplemental non-qualified, unfunded retirement plan for nine current and former executives. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	For the three-months ended		For the nine-months ended
	May	May	May	May
$ in thousands	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$5	$9	$15	$27
Interest cost	67	67	201	201
Net amortization and deferral	39	76	117	228

Total net periodic benefit cost	$111	$152	$333	$456

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

     The effective rate for the income tax provision for the nine-months ended May 31, 2006 and 2005 was 30.51% and 32.61%, respectively. The effective rate for the income tax provision for the three-months ended May 31, 2006 and 2005 was 29.83% and 31.37%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
     The effective tax rate for the income tax provision for the nine-months ended May 31, 2006 decreased primarily due to a one-time tax benefit of approximately $436,000 partially offset by lower federal tax-exempt interest income. Included in the one-time tax benefit is a credit adjustment of prior estimated federal and state tax liabilities of $65,000, a $404,000 credit adjustment of prior estimated deferred tax assets and liabilities due to the Company’s recently completed IRS examination offset by a $32,000 tax expense resulting from the Company’s recently completed state examination.
(15) Subsequent Event
On June 1, 2006, the Company completed the acquisition of Barrier Systems, Inc. (“BSI”) and its subsidiary Safe Technologies, Inc. through the merger of a wholly owned subsidiary of the Company with and into BSI (the “Merger”). As a result, BSI has become a wholly-owned subsidiary of the Company. BSI is engaged in the manufacture of specialty roadway barriers and traffic flow products that are used to reduce traffic congestion and enhance safety.
Total cash merger consideration paid to the stockholders of BSI and holders of options to acquire BSI stock was $35,000,000 less (i) approximately $3,796,000 representing liabilities of BSI for borrowed money which were repaid at closing by the Company, (ii) approximately $29,000 representing liabilities of BSI for borrowed money which were not repaid at closing and (iii) approximately $906,000 of transaction costs of BSI. Of the cash merger consideration, $3,500,000 is held in escrow to secure the indemnification obligations of the shareholders and option holders of BSI and $1,000,000 is held in escrow pending calculation of the final merger consideration based on the adjusted net assets of BSI at closing. The Company funded the payment of the merger consideration using a combination of its own working capital and borrowing under the new credit agreement described below.
Prior to the Merger, certain assets of BSI were conveyed to a limited liability company and the entire equity interests in such company were distributed to the shareholders of BSI as a special dividend. As a result, these assets (consisting primarily of proceeds from the sale of equity interests in Canadian distributors which historically had been accounted for under the equity method) were not acquired by the Company through the Merger.
In order to finance the Merger described above, the Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “Credit Agreement”). In addition, the Company entered into an interest rate swap transaction with Wells Fargo Bank, N.A.
Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through the interest rate swap transaction. Principal is repaid quarterly in equal payments of $1,071,428 over a seven year period commencing September, 2006.
The Credit Agreement contains certain covenants, including covenants relating to the Company’s financial condition. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due thereunder may be declared to be immediately due and payable.

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
Accounting Policies
In preparing the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure on these critical accounting policies is incorporated by reference under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2005. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. During the second quarter of fiscal 2006, the Company has reevaluated its revenue recognition policy and has removed it from its critical accounting policies. This decision was made because there is not a significant amount of estimates or judgment used in determining revenue recognition. During the first quarter of fiscal 2006 the Company adopted SFAS 123(R). Management does not consider this a critical accounting policy and there were no other significant changes in the Company’s critical accounting policies during the three-months ended May 31, 2006.
Overview
Lindsay Manufacturing Co. (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems, which are used, principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company markets its standard size center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls and chemical injection systems and remote monitoring which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. Lindsay is also a leading provider of roadway barrier and traffic flow products that serve to enhance roadway safety, reduce traffic congestion and provide emergency or construction equipment and workers with safe access to barrier-protected roadways. Lindsay also produces and sells large diameter steel tubing products and manufactures and assembles diversified agricultural and construction products on a contract manufacturing basis for certain large industrial companies. Industry segment information about Lindsay is included in Note 8 to the condensed consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, and South Africa which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, manufactures and markets irrigation equipment in markets in southern Africa. The Company also operates a sales office in Beijing China, which consists of an inventory warehouse for its irrigation equipment.
     Lindsay has three additional operating subsidiaries which include Barrier Systems, Inc, Irrigation Specialists, Inc., and Lindsay Transportation, Inc. Barrier Systems, Inc. is a provider of roadway barrier and traffic flow products located in Rio Vista, California. Irrigation Specialists, Inc., is a retail irrigation dealership based in Washington State that operates at three locations and provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc. supplies ground transportation in the United States and Canada for the Company’s products and the bulk of incoming raw materials.
Results of Operations
The following section presents an analysis of the Company’s consolidated operating results displayed in the consolidated statements of operations for the three-months and nine-months ended May 31, 2006 and 2005. It should be read together with the industry segment information in Note 8 to the condensed consolidated financial statements:

	For the three-months ended			For the nine-months ended
			Percent			Percent
	May	May	Increase	May	May	Increase
($ in thousands)	2006	2005	(decrease)	2006	2005	(decrease)
Consolidated
Operating revenues	$75,013	$55,985	34.0%	$169,429	$137,239	23.5%
Cost of operating revenues	$57,977	$43,792	32.4	$135,102	$110,707	22.0
Gross profit	$17,036	$12,193	39.7	$34,327	$26,532	29.4
Gross margin	22.7%	21.8%		20.3%	19.3%
Operating expenses	$8,673	$6,827	27.0	$23,513	$20,923	12.4
Operating income	$8,363	$5,366	55.9	$10,814	$5,609	92.8
Operating margin	11.1%	9.6%		6.4%	4.1%
Interest income, net	$511	$264	93.6	$1,374	$820	67.6
Other (loss) income, net	$268	$(137)	(295.6)	$250	$315	(20.6)
Income tax provision	$2,727	$1,723	58.3	$3,795	$2,199	72.6
Effective income tax rate	29.8%	31.4%		30.5%	32.6%
Net earnings	$6,415	$3,770	70.2	$8,643	$4,545	90.2
Irrigation Equipment Segment (1)
Operating revenues	$69,067	$49,978	38.2	$152,390	$121,541	25.4
Operating income	$12,320	$8,671	42.1	$22,068	$16,331	35.1
Operating margin	17.8%	17.4%		14.5%	13.4%
Diversified Products Segment (1)
Operating revenues	$5,946	$6,007	(1.0)	$17,039	$15,698	8.5
Operating income	$1,186	$830	42.9	$2,997	$1,763	70.0
Operating margin	19.9%	13.8%		17.6%	11.2%

(1)	Excludes unallocated general & administrative and engineering & research expenses

For the Three-Months ended May 31, 2006
Revenues
Operating revenues for the three-months ended May 31, 2006 increased 34% to $75.0 million compared with $56.0 million for the three-months ended May 31, 2005. This increase was attributable to a 38% increase in irrigation equipment revenues.
     Domestic irrigation equipment revenues for the three-months ended May 31, 2006 of $48.9 million increased $14.6 million or 43%, compared to the same period last year. The increase in revenues was primarily a result of an increase in the volume of units shipped during the period. In addition, price increases implemented during the year increased revenues. Demand was generally affected by improving domestic farmer sentiment. At the end of the fiscal quarter, commodity prices for the primary agricultural commodities on which the Company’s equipment is used remained relatively stable while corn prices increased approximately 15%, fueled by increased ethanol demand. As discussed last quarter, increased ethanol demand and a projected reduction in corn acreage planted has moved corn prices higher. Based on USDA estimates, corn usage for ethanol production is now expected to be more than 30% higher than the previous year, and approximately 18.5% of total corn usage. Aided by the increased ethanol demand, corn inventories are projected to decline, further supporting strong corn prices. Even though USDA estimates project that Net Farm Income will be lower by 22.6% in the 2006 crop year compared to the prior year, the domestic farmers’ sentiment for irrigation equipment is significantly improved over last year. Continued dry weather conditions in the Southwest and Midwest and stabilized crop prices have created a stronger market for irrigation equipment.
     International irrigation equipment revenues for the three-months ended May 31, 2006 of $20.1 million increased $4.4 million or 28% as compared to the same prior year period. Most of the international revenue increase was realized in Latin America (excluding Brazil), Australia and New Zealand, and China. The agricultural sector in Brazil remains depressed, in spite of the Brazilian government’s recently announced support plans which include debt extensions, lower interest rates and higher debt limits. In the quarter, the Company also experienced revenue growth in China. While the Company has been selling in China for a few years, this year the Company realized the benefits of a greater appreciation of its technology and government funding in support of efficient irrigation technology.
     Diversified manufacturing revenues for the three-months ended May 31, 2006 of $5.9 million remained relatively flat as compared to the same prior year period. The Company continues to realize strong revenues in its contract manufacturing business, and in commercial tubing. In addition, on June 1, 2006, the Company completed the acquisition of Barrier Systems, Inc. (“BSI”) a manufacturer of movable barrier systems and road safety products. The acquisition reflects the execution of our strategy to build up the Company’s diversified manufacturing business with more proprietary infrastructure products. BSI has been a customer of the Company’s diversified manufacturing business for many years and the Company sees exciting opportunities to create shareholder value through manufacturing synergies, supporting BSI’s expansion in the United States, and in international expansion where the Company can provide support through its local entities.
Gross Margin
Gross margin percentage for the quarter increased to 22.7% from the 21.8% achieved during the third quarter of fiscal 2005. During the quarter, the Company experienced rapidly rising costs in zinc and copper, which are approximately 8% and 5% respectively, of the cost of a standard irrigation pivot. At the same time steel costs remained relatively stable. The Company has proactively responded to the rising costs by passing-through multiple price increases on its products, equating to approximately 5% in the quarter. The environment for passing-through and retaining those price increases has improved over the third quarter of fiscal 2005. The Company continues to expect the price increases implemented to be effective and to realize margin improvements as material costs stabilize. In addition, the Company is realizing benefits from our manufacturing and scheduling improvements implemented at our Lindsay, Nebraska facility. During the third quarter of fiscal 2006, the Company experienced improvements resulting from the higher volume and from the lean manufacturing principles implemented. The Company has also hired a new plant manager for the Lindsay, Nebraska facility from the automotive industry with lean manufacturing experience and expects to continue to realize financial benefits as the Company improves its processes and work flow.
Operating Expenses
Operating expenses for the quarter were $8.7 million or 27% higher than during the same period of fiscal 2005. The increase in operating expenses is primarily attributable to the inclusion of stock based compensation expense of $518,000 and an increase in performance based incentive compensation expense of $800,000.
Interest Income, Other Income, and Taxes
Net interest income during the three-months ended May 31, 2006 of $511,000 increased 94 percent from the $264,000 earned during the same period of fiscal 2005. The increase is primarily the result of increased interest income from higher interest rates when compared to the average interest rate earned in the prior year period.

     Other income, net during the three-months ended May 31, 2006 increased $405,000 when compared to the same period in fiscal 2005. This increase primarily resulted from foreign currency transaction gains of $243,000 as compared to a $134,000 loss in the prior year period.
     The effective tax rate for the income tax provision for the three-months ended May 31, 2006 decreased to 29.83% from 31.37% in the prior year period primarily due to a one-time tax benefit of approximately $404,000 partially offset by lower federal tax-exempt interest income. The one-time tax benefit was a result of the completion of a recent IRS examination.
Net Earnings
Net earnings were $6.4 million or $0.55 per diluted share, for the three-months ended May 31, 2006, compared with $3.8 million or $0.32 per diluted share, for the same prior year period. The adoption of SFAS 123(R) had a negative net of tax effect on earnings of $346,000 or $0.03 per diluted share and the tax benefit of $404,000 discussed above increased net earnings by $0.03 per diluted share.
Share-Based Compensation Expense
On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the three-months ended May 31, 2006:

Three- Months Ended
$ in thousands	May 31, 2006
Share-based compensation expense included in cost of operating revenues	$39

Research and development	33
Sales and marketing	111
General and administrative	374

Share-based compensation expense included in operating expenses	518

Total Share-based compensation expense	557

Tax benefit	(211)
Share-based compensation expense, net of tax	$346

The share-based compensation expense is allocated based on the relative compensation split of individuals receiving share-based compensation. Total expected share-based compensation for fiscal 2006 is approximately $1.8 million on a pre-tax basis.
For the Nine-Months ended May 31, 2006
Revenues
Operating revenues for the nine-months ended May 31, 2006 increased 23% to $169.4 million compared with $137.2 million for the nine-months ended May 31, 2005. This increase was attributable to a 25% increase in irrigation equipment revenues and a 9% increase in the diversified manufacturing segment.
     Domestic irrigation equipment revenues for the nine-months ended May 31, 2006 increased $24.6 million or 29% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2006 also contributed to the increase in domestic irrigation revenues for the nine-months ended May 31, 2006.
     International irrigation equipment revenues for the nine-months ended May 31, 2006 increased $6.2 million or 16% over the first nine months of fiscal 2005. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2006 also contributed to the increase in international irrigation revenues for the nine-months ended May 31, 2006.

     Diversified manufacturing revenues of $17.0 million for the nine-months ended May 31, 2006 represented an increase of $1.3 million or 9% from the same prior year period. The Company continues to realize strong revenues in its contract manufacturing business, and has also achieved improved margins. The Company continues its initiative of developing new customer relationships for its diversified manufacturing business and in seeking opportunities for growth and expansion of its diversified manufacturing business organically and through acquisition.
Gross Margins
Gross margin percentage for the nine-months ended May 31, 2006 increased to 20.3% from the 19.3% achieved during the same prior year period. The increase in gross margin is largely attributable to the increase in volume of irrigation systems sold during the nine-months ended May 31, 2006 as compared to the same period in fiscal 2005 and improved pricing conditions in the United States. The Company has proactively responded to the rising costs by passing-through multiple price increases on its products. This resulted in an increased number of units to which overhead and other fixed production costs were allocated. Gross margin was also positively affected by the decrease in the percentage of total sales represented by our international operations since margins achieved by these operations are typically lower than those achieved by our domestic operations.
Operating Expenses
Operating expenses during the first nine months of fiscal 2006 rose by $2.6 million or 12% from the same prior year period. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2006 also contributed to the increase in operating expenses for the nine-months ended May 31, 2006.
Interest Income, Other Income, and Taxes
Net interest income during the nine-months ended May 31, 2006 of $1,374,000 increased 68% from the $820,000 earned during the same period of fiscal 2005. The increase is primarily the result of higher interest rates when compared to the average interest rate earned in the prior year period.
     Other income, net during the nine-months ended May 31, 2006 decreased $65,000 when compared to the same period in fiscal 2005. This decrease primarily resulted from the loss of other income from a 39% minority ownership in the Canadian dealership due to the sale of this interest on September 1, 2005. This loss was offset by higher other miscellaneous income in the nine-months ended May 31, 2006 compared to the same prior year period.
     The effective rate for the income tax provision for the nine-months ended May 31, 2006 and 2005 was 30.51% and 32.61%, respectively, due to factors discussed above. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
     The effective tax rate for the income tax provision for the nine-months ended May 31, 2006 decreased primarily due to a one-time tax benefit of approximately $436,000 partially offset by lower federal tax-exempt interest income. Included in the one-time tax benefit is a credit adjustment of prior estimated federal and state tax liabilities of $65,000, a $404,000 credit adjustment of prior estimated deferred tax assets and liabilities due to the Company’s recently completed IRS Examination offset by a $32,000 tax expense resulting from the Company’s recent completion of a state examination.
Net Earnings
Net earnings were $8.6 million or $0.74 per diluted share for the nine-months ended May 31, 2006, compared with $4.5 million or $0.38 per diluted share for the same prior year period. The adoption of SFAS 123(R) had a negative net of tax effect on earnings of $806,000 or $0.07 per diluted share.

Share-Based Compensation Expense
     The following table summarizes share-based compensation expense under SFAS 123(R) for the nine-months ended May 31, 2006:

Nine-Months Ended
$ in thousands	May 31, 2006
Share-based compensation expense included in cost of operating revenues	$91

Research and development	77
Sales and marketing	260
General and administrative	870

Share-based compensation expense included in operating expenses	1,207

Total Share-based compensation expense	1,298

Tax benefit	(492)
Share-based compensation expense, net of tax	$806

Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company may also use cash to finance business acquisitions and additional stock repurchases from time to time. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations. However, the Company borrowed $30 million under a new seven-year term loan from a bank to finance its acquisition of BSI in June 2006. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points; however this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap transaction.
     The Company’s cash and marketable securities totaled $52.9 million at May 31, 2006, $53.7 million at May 31, 2005, and $54.8 million at August 31, 2005. The Company’s marketable securities consist primarily of investment-grade municipal bonds.
     Cash flows provided by operations totaled $2.3 million during the nine-months ended May 31, 2006, compared to $8.8 million provided by operations during the same prior year period. The $6.5 million decrease in cash flows provided by operations was primarily due to a $15.5 million increase in cash used by receivables, $2.8 million increase in cash used by inventory, and $2.8 million increase in cash used by deferred and current taxes and $2.2 million decrease in cash provided by noncurrent assets and liabilities. These cash uses were partially offset by a $4.1 million increase in cash provided by net income, $2.1 million increase in cash provided by accounts payable, $9.6 million increase in cash provided by current liabilities, $1.3 million increase in cash provided by stock-based compensation expense. The change in current liabilities is primarily due to the factors previously discussed, which include the inclusion of stock based compensation and an increase in incentive compensation expense.
     Cash flows provided by investing activities totaled $4.1 million during the nine-months ended May 31, 2006 compared to cash flows provided by investing activities of $9.8 million during the same prior year period. Cash flows provided by investing activities decreased by $5.7 million compared to the same prior year period primarily due to lower net proceeds from maturities of marketable securities.
     Capital expenditures were $2.7 million, and $2.9 million during the nine-months ended May 31, 2006 and 2005, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. Capital expenditures for fiscal 2006 are expected to be approximately $3.5 to $4.0 million and will be used to improve the Company’s facilities and expand its manufacturing capacity.

     Cash flows used in financing activities totaled $1.9 million during the nine-months ended May 31, 2006 compared to $8.0 million during the same prior year period. The decrease in cash used in financing is due primarily to a the prior year repurchases of common stock of $6.6 million that occurred during the nine-months ended May 31, 2005.
     The Company’s European subsidiary, Lindsay Europe, has unsecured revolving lines of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to USD$2.9 million as of May 31, 2006, for working capital purposes. As of May 31, 2006, there was a $1.6 million outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as LIBOR+200 basis points (4.07% at May 31, 2006).
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
Off-Balance Sheet Arrangements
On June 1, 2006, Lindsay entered into an interest rate swap transaction with Wells Fargo Bank, N.A in conjunction with the acquisition of Barrier Systems, Inc. See further discussion in Note 15, Subsequent Event regarding the acquisition of Barrier Systems, Inc.
Contractual Obligations and Commercial Commitments
On June 1, 2006, Lindsay entered into an unsecured $30 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Barrier Systems, Inc. See further discussion in Note 15, Subsequent Event regarding the acquisition of Barrier Systems, Inc.
Market Conditions and Fiscal 2006 Outlook
Improved agricultural commodity prices and continued drought conditions in the United States at the end of the third quarter are favorable drivers for our irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the acquisition of Barrier Systems, Inc. to be accretive to earnings in the fourth quarter of fiscal 2006.
Recently Issued Accounting Pronouncements
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
ITEM 4 – Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2006.
     Additionally, the CEO and CFO determined that there have been no significant changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1 – Legal Proceedings
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings.
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second Five Year Review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned additional wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Substantially all remediation actions were completed in fiscal 2004 and the Company expects to complete the outstanding actions in fiscal 2006. Related liabilities recognized were $97,000 at May 31, 2006 and $133,000 at August 31, 2005.
ITEM 1A – Risk Factors
There have been no material changes in our risk factors as described on pages 7 & 8 in our Form 10-K for the fiscal year ended August 31, 2005.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended May 31, 2006; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 3 – Defaults Upon Senior Securities
     None

ITEM 4 – Submission of Matters to a Vote of Security Holders
     None
ITEM 5- Other Information
     None
ITEM 6 – Exhibits

3	(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

3	(b)	By-Laws of the Company amended and restated by the Board of Directors on December 16, 2004, incorporated by reference to Exhibit 3(b) of the Company’s Report on Form 8-K filed on December 22, 2004.

3	(c)	Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7, 1997, incorporated by reference to Exhibit 3(b) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

4	(a)	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company’s report on Form 10-Q for the fiscal quarter ended November 30, 1997.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32	(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of July 2006.

LINDSAY MANUFACTURING CO.

By:	/s/ david b. downing
Name:	David B. Downing
Title:	Vice President, Chief Financial Officer
(Principal Financial Officer)