Form 10-K
period 2006-08-31
LINDSAY MANUFACTURING CO
filed 2006-11-13
CIK 836157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Manufacturing Co.
(Exact name of registrant as specified in its charter)

Delaware	47-0554096

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2707 North 108th Street, Suite 102, Omaha, Nebraska	68164

(Address of principal executive offices)	(Zip Code)
402-428-2131
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. (Symbol LNN)
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2006 was $282,315,534.
As of November 2, 2006, 11,627,144 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the January 29, 2007, annual shareholders’ meeting are incorporated herein by reference into Part III. Exhibit index is located on page 54-56.

PART I
ITEM 1 – Business
INTRODUCTION
Lindsay Manufacturing Co. (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets infrastructure products, including movable barriers for lane management to reduce traffic congestion and improve safety through its wholly owned subsidiary, Barrier Systems, Inc (“BSI”). In addition, the Company produces crash cushions and specialty barriers to improve motorist and highway worker safety, large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note Q to the consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in southern Africa. The Company leases a warehouse facility in Beijing, China.
     Barrier Systems, Inc. is located in Rio Vista, California, and manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company on June 1, 2006.
     Lindsay has two additional operating subsidiaries, including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations (“Irrigation Specialists”). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc. See “Subsidiaries” below.
PRODUCTS BY SEGMENT
IRRIGATION SEGMENT
Products - The Company markets its center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States). The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls.
     The Company’s irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic, continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers.
     A typical center pivot for the U.S. market is approximately 1,250 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical center pivot for the international market is somewhat shorter than that in the U.S. market. A center pivot or lateral move system can also be custom designed and can irrigate from 25 to 600+ acres. A mini-pivot is a small version of the standard pivot and is used for smaller fields and/or shorter crops, than that for which standard pivots are used.
     A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipe, electrical supply and a concrete pad upon which the pivot is anchored.
     The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate, and the hose reel travelers are easily moved from field to field. They are typically deployed in smaller or irregular fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.
     The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring applications. These systems will allow the grower to monitor their pivot system, accumulate data on the operation of the system and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the GrowSmart brand with product names of FieldSENTRY and FieldLink.
Other Types of Irrigation. Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. A significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly, or rolling terrain or fields. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.
     Center pivot, lateral move, and hose reel traveler irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; can be used on sandy ground which, due to poor water retention ability, must have water applied frequently; can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; can also be used for the application of fertilizers, insecticides, herbicides, or other chemicals (termed “chemigation”); and conserves water and chemicals through precise control of the amount and timing of the application.
Markets — General. Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield.
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
     United States Market. In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, assemble and erect the system in the field from the parts delivered from the Company, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, or farm structures. The Company also has a small number of direct sales agents that sell the Greenfield and GrowSmart branded products directly to the end-users.
     International Market. Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil, South Africa and China serving the key European, South American, South Africa and China markets, respectively. The Company exports its equipment from the U.S. to other international markets. The majority of the Company’s U.S. export sales are denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
     The Company’s international markets differ significantly with respect to the need for irrigation, the ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements, and the difficulty of on-site erection. The Company’s industry position is such that it believes that it will likely be approached as a potential supplier for most major international agricultural development projects utilizing center pivot or lateral move irrigation systems.
     Competition. The U.S. center pivot irrigation systems industry has seen significant consolidation of manufacturers over the years; four primary manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses totaled $2.7 million, $2.7 million, and $2.9 million for fiscal years 2006, 2005, and 2004, respectively. There is a level of price competition and utilization of seasonal promotional programs. Competition also occurs in areas of product quality and durability, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it generally competes favorably with respect to these factors.
INFRASTRUCTURE SEGMENT
Products – Quickchange Moveable Barrier – The Company’s Quickchange Moveable Barrier system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine (“BTM”) capable of moving the barrier laterally across the pavement, and 3) the variable length barrier necessary for transferring barriers within a narrow radius. A barrier is 32 inches high, 18-24 inches wide and 3 feet long and weighs 1,500 pounds. The concrete barriers are interconnected by steel hinges to form a continuous barrier. The BTM employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the pavement. In permanent applications BSI’s moveable barrier systems increase capacity and reduce congestion by varying the number of traffic lanes to match the traffic demand. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The moveable barrier is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. Moveable barriers can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a moveable barrier system include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.
     The Company offers an equipment lease option on its moveable barrier system and accompanying transfer machine used in construction applications. The leases extend for periods of three months and greater for equipment already existing in inventory, and a minimum of one year if equipment needs to be built for specific projects.
     These systems have been in use in the United States for almost 20 years. They have also been used in several foreign countries, with progress made in recent years introducing the product in Europe. Typical sales for a project are $2.0-$15.0 million, making them significant capital projects.
Crash Cushions – BSI offers a family of redirective and non-redirective crash cushions. These crash cushion systems are usually placed at fixed hazards such as toll booths, freeway off-ramps, medians, bridge supports and utility poles. The Company offers the redirective Universal TAU-II system and the non-redirective ABSORB 350. The crash cushions compete with other vendors in the world market. These products are highway safety products generally made of steel and plastic. These systems are generally sold through a distribution channel that works in particular geographic areas selling and potentially installing these systems. These systems typically sell in the range of $5,000-$20,000; however, multiple units may be installed on a project.
     The Company’s sales are primarily in the U.S. but progress is being made in overseas markets.
Specialty Barriers - BSI also offers specialty barrier products such as the SafeGuard Gate System and SafeGuard Link System. These product lines consist of certain steel barriers and gates marketed under the BarrierGuard and SafeGuard brand names. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes.
Contract Manufacturing – The Company produces large diameter steel tubing and provides outsourced manufacturing and production services for other companies.
Markets – The U.S. highway infrastructure market has annual expenditures of over $50 billion and includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and the purchase of right-of-ways for roadway expansion and development of technologies for relief of roadway congestion. BSI’s primary market includes portable concrete barriers, delineation systems, guardrails and similar protective equipment. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. New federal highway program legislation was enacted in 2005, which the Company believes provides a solid platform for future growth of this market. Governments and communities desire to improve road and highway systems by reducing traffic congestion.
Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its barrier line, as there is not another moveable barrier product today comparable to the Company’s system. However, the Company’s barrier product does compete with the traditional poured concrete and sand barrel applications. In addition, the Company continues to expand its Infrastructure products into contract manufacturing. The Company continues to develop new relationships for Infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies. Each benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and hydraulic, electrical, and mechanical assembly.
Distribution methods and channels – BSI’s sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. BSI’s sales team located throughout the U.S. has responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway equipment. BSI’s customers include State Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for the highest concentration of revenues in consecutive years. The customer base is also dependent on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.
The following table describes the Company’s total Irrigation and Infrastructure revenues for the past three years. United States export revenue is included in the region of destination.

	For the years ended August 31,
	2006	2006	2005	2005	2004	2004
		% of Total		% of Total		% of Total
($ in millions)	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$167.5	74	$126.5	71	$145.7	74
Europe, Africa, Australia, & Middle East	33.5	15	30.1	17	30.3	15
Mexico & Latin America	21.1	9	16.1	9	16.5	9
Other International	3.9	2	4.6	3	4.2	2

Total Revenues	$226.0	100	$177.3	100	$196.7	100

General
Certain information generally applicable to both of the Company’s reportable segments is set forth below.
SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U. S. customers usually peak during the Company’s second and third quarters for the spring planting period. Sales of infrastructure products are traditionally higher during prime construction seasons and lower in the winter. The primary construction season in North America is from March until late September.
CUSTOMERS
The Company is not dependent for a material part of either segment’s business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
ORDER BACKLOG
As of August 31, 2006, the Company had an order backlog of $26.8 million, an increase of 88% from $14.2 million at August 31, 2005. The $12.6 million increase in order backlog was primarily attributable to the increase in the infrastructure backlog due to the acquisition of BSI in June, 2006. The irrigation backlog increased by $2.2 million or 25% over the prior year. At fiscal year end 2006, the Company had an $11.2 million order backlog for irrigation equipment, compared to $9.0 million at fiscal year end 2005. At fiscal year end 2006, order backlog for infrastructure products totaled $15.6 million, compared to $5.2 million at fiscal year end 2005. The Company expects that the existing backlog of orders will be filled in fiscal 2007.
     Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer’s firm order. Orders from U.S. dealers are accompanied with a down payment unless they are purchasing through a Company financing program. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company’s international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.
RAW MATERIALS AND COMPONENTS
Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, concrete, rebar, fasteners, and electrical and hydraulic components (motors, switches, cable, valves, hose and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access to adequate supplies of raw materials and components.
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2006, 2005, and 2004 were $3.6 million, $4.1 million and $5.0 million, respectively. Fiscal 2006 capital expenditures were used primarily for updating manufacturing plant and equipment, expanded manufacturing capacity, and to further automate the Company’s facilities. Capital expenditures for fiscal 2007 are expected to be approximately $6.0 to $7.0 million and will be used primarily to improve the Company’s existing facilities, expand its manufacturing capabilities, integrate acquired business and increase productivity.
PATENTS, TRADEMARKS, AND LICENSES
Lindsay’s Zimmatic, Greenfield, GrowSmart, Quickchange Moveable Barrier, ABSORB 350, Universal TAU-II, and SafeGuard and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.
EMPLOYEES
The number of persons employed by the Company and its wholly owned subsidiaries at fiscal year ends 2006, 2005, and 2004 were 763, 645, and 639, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s foreign employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS
Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility, which is included in the agency’s Superfund sites as discussed in Note N to the consolidated financial statements. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification, and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Management does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
SUBSIDIARIES
The Company has six wholly owned operating subsidiaries: Lindsay Transportation, Inc., Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., Lindsay Manufacturing Africa (PTY) Ltd., and Barrier Systems, Inc.
     Lindsay Transportation, Inc. was formed in 1975. It owns approximately 110 trailers and, through lease of tractors and arrangements with independent drivers, supplies the ground transportation in the United States and Canada for the Company’s products and the bulk of incoming raw materials, and hauls other products on backhauls.
     Lindsay Europe SAS, located in France, was acquired in March 2001, and is a manufacturer and marketer of irrigation equipment for the European market.
     Irrigation Specialists, Inc., a retail irrigation dealership in Washington State, was acquired in March 2002.
     Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and is a manufacturer and marketer of irrigation equipment for the South American market.
     Lindsay Manufacturing Africa (PTY) Ltd, located in South Africa, was organized in September 2002 and is a manufacturer and marketer of irrigation equipment for the southern African market.
     Barrier Systems, Inc. is located in Rio Vista, California and manufactures its moveable barrier products along with other specialty barriers and crash cushions. BSI also performs full-scale impact testing of product onsite in accordance with National Cooperative Highway Research Program (“NCHRP”) 350 guidelines. The NCHRP 350 guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. BSI has been in business since 1984 and was acquired by Lindsay in June 2006.
     The Company also has three non-operational subsidiaries.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
The Company’s primary production facility is located in the United States, but it also has smaller production facilities in France, Brazil, and South Africa. Most financial transactions are in U.S. dollars, although sales from the Company’s foreign subsidiaries, which were less than 11% of total consolidated Company sales in fiscal 2006, are conducted in local currencies.
     A portion of the Company’s cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk of foreign currency fluctuations. To date, the Company has not entered into any foreign currency exchange contracts to hedge any risk to foreign currency. For information on international revenues, see Note Q to the Consolidated Financial Statements entitled “Industry Segment Information” included in Item 8 of Part II of this report.
INFORMATION AVAILABLE ON LINDSAY WEBSITE
The Company makes available free of charge on our website, through a link to the Securities Exchange Commission (SEC) website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of the Form 10-K. The following documents are also posted on the Company’s website:

Audit Committee Charter
Compensation Committee Charter
Corporate Governance and Nominating Committee Charter
Corporate Governance Principles
Code of Ethical Conduct
Code of Business Conduct and Ethics
Employee Complaint Procedures for Accounting and Auditing Matters
Special Toll-Free Hotline Number, E-mail Address, and Mail Address for Making Confidential or Anonymous Complaints
These documents are also available in print to any shareholders upon request, by sending a letter addressed to the Secretary of the Company.
New York Stock Exchange Certification
On February 22, 2006, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date. This certification made by the CEO is an annual certification required by the New York Stock Exchange.
ITEM 1A — Risk Factors
The Company’s domestic and international irrigation equipment sales are highly dependent on the agricultural industry. The Company’s domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive used irrigation equipment.
The Company’s infrastructure revenues are highly dependent on Federal and State funding of transportation projects. The demand for the Company’s infrastructure products depends to a large degree on the amount of government spending authorized to improve road and highway systems. For example, the U.S. government funds highway and road improvements through the Federal Highway Program and matching funding from the states that may be required as a condition of federal funding. If highway funding is reduced or delayed, it may reduce demand for the Company’s infrastructure products.
The Company’s profitability may be negatively affected by increases in the cost of raw materials, labor, and energy. Certain of the Company’s operating costs, such as the cost of steel, zinc, and other raw materials may increase rapidly from time to time. Because there is a level of price competition in the market for irrigation equipment and certain infrastructure products, the Company may not be able to recoup increases in these costs through price increases for its products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand, and freight costs.
The Company’s international irrigation equipment sales are highly dependent on foreign market conditions. Approximately 26% of the Company’s revenues are generated from international sales. Specifically, international revenues are primarily generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.
Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations. Permits are or may be required for some of the operations at its facilities. Although management believes that all currently required permits have been obtained by the Company, as with all such permits, they are subject to revocation, modification, and renewal. Even where regulations or standards have been adopted, they are subject to varying and conflicting interpretations and implementation. The Company, in 1992, entered into a consent decree with the Environmental Protection Agency of the U.S. federal government concerning its Lindsay, Nebraska facility, which is included in the agency’s Superfund sites as discussed in Note N to the consolidated financial statements. Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Management does not believe any future material capital and operational expenditures for such issues are required.
ITEM 1B — Unresolved Staff Comments
None
ITEM 2 — Properties
     The Company’s principal U.S. manufacturing plant is a 302,536 square foot facility consisting of eight separate buildings located on 43 acres in Lindsay, Nebraska where it manufactures irrigation products for North American markets as well as certain export markets. The Company owns this facility as well as an additional 79 acres of undeveloped land adjacent to its primary property which its uses for research, development and testing purposes.
     The Company leases 6,638 square feet of office space in Omaha, Nebraska where it maintains its executive offices as well as its domestic and international sales and marketing offices. The Company also leases 3,751 square feet of engineering laboratory space at a separate location in Omaha, Nebraska. Leases on both these facilities expire in 2008.
     Lindsay Europe SAS owns a manufacturing plant located in La Chapelle, France where it manufactures irrigation products for European markets. This facility consists of three separate buildings containing approximately 71,698 square feet of usable space situated on approximately 3.5 acres.
     Lindsay America do Sol, Ltda., leases a manufacturing plant located in Mogi-Mirim, Sao Paulo, Brazil where it manufactures irrigation products for South American markets. This facility consists of two buildings containing approximately 67,363 square feet of usable space. The lease on this facility expires in 2008 and may be canceled by Lindsay America do Sol, Ltda. prior to that time upon one month notice.
     Lindsay Manufacturing Africa (PTY) Ltd. currently leases two manufacturing facilities in Capetown, South Africa where it manufactures irrigation products for African markets. The main facility contains a total of 61,042 square feet of usable space. Lindsay Manufacturing Africa (PTY) Ltd. has exercised its right to terminate its lease on the secondary facility and will vacate this facility in December 2006, thereby consolidating all of its manufacturing operations at the main facility. The lease on the main facility expires in 2012 and may be canceled by Lindsay Manufacturing Africa (PTY) Ltd. prior to that time upon six months notice.
     BSI owns a 30,000 square foot commercial building located on seven acres in Rio Vista, California where it maintains its headquarters and manufactures its infrastructure products.
     Irrigation Specialists Inc. conducts its retail operations in leased buildings located in Pasco, Grandview and Othello, Washington. The buildings range in size from 4,000 square feet to 22,225 square feet. The leases on these retail stores expires in 2012 for Pasco, and 2014 for Grandview and Othello.
     The Company believes that each of its current facilities is adequate to support normal and planned operations.
ITEM 3 — Legal Proceedings
     In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. Other than the matter described below, none of these proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”).

The site was added to the EPA’s list of priority superfund sites in 1989 as discussed in Note N to the consolidated financial statements. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned additional wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $218,000 at August 31, 2006, and $129,000 at August 31, 2005.
ITEM 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, their ages, positions and past five years experience are set forth below. Mr. Parod and Mr. Denman are the only executive officers of the Company with employment agreements. Mr. Parod’s agreement extends through April 2007 and Mr. Denman’s agreement extends through April 2009. All other executive officers of the Company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer.

	Age	Position
Richard W. Parod	53	President and Chief Executive Officer
Matthew T. Cahill	44	Vice President – Manufacturing
Owen S. Denman	58	President and CEO, Barrier Systems, Inc.
David B. Downing	51	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Sam Haidar*	55	Vice President – International
Randy Hester	43	Vice President – Human Resources
Gary E. Kaplan	45	Vice President – Market Services
Dirk A. Lenie	52	Vice President – Marketing
Charles H. Meis	60	Vice President – Research and Development
Tim J. Paymal	32	Corporate Controller
Jochen Pfrenger*	40	Vice President – Engineering
Robert S. Snoozy	60	Vice President – Domestic Sales
Douglas A. Taylor*	43	Vice President – Chief Information Officer

*	The employee has not been designated as a Section 16 officer.
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
     Mr. Matthew T. Cahill is Vice President – Manufacturing of the Company, and has held such position since October 2000, when he joined the Company. Prior to that time and since 1997, Mr. Cahill held several positions with Ingersoll-Rand; most recently as the Fabrication and Machining Operations Manager – Road Machinery Division. From 1997 through early 2000 Mr. Cahill was a Process Engineering Consultant – Corporate Technology Staff.
     Mr. Owen S. Denman, is President and CEO of Barrier Systems, Inc., a wholly owned subsidiary of Lindsay Manufacturing Company, and has held such position since 1999. Prior to that time and since 1978, Mr. Denman was an executive officer in several positions with Quixote Corporation and several subsidiaries (Energy Absorption Systems, Safe Hit Corporation, Spin Cast Plastics, Inc, and others).
     Mr. David B. Downing is Senior Vice President, Chief Financial Officer, Treasurer and Secretary. He was promoted to Senior Vice President from Vice President in September 2006. He has held the CFO position since August 2004 when he joined the Company and was appointed Treasurer and Secretary in September 2005. Prior to August 2004, Mr. Downing was President of FPM L.L.C., a heat-treating company in Elk Grove Village, Illinois, after joining the company in January 2001 as Vice President and Chief Financial Officer. From July 1998 to December 2000, Mr. Downing was Vice President and Controller for Thermo-King, a unit of Ingersoll-Rand Company Limited, which manufactures transport refrigeration equipment.
     Mr. Samir A. Haidar is Vice President – International of the Company, and has held such position since April 2006. Prior to that time and since 1987, Mr. Haidar has held several positions with the Company, most recently as Director of Business Development.
     Mr. Randall S. Hester is Vice President – Human Resources of the Company and has held such position since April 2006. Prior to that time and since 1999, Mr. Hester was most recently a Director of Human Resources for Level (3) Communications, L.L.C.
     Mr. Gary E. Kaplan is Vice President – Market Services of the Company, and has held such position since September 2004. Prior to that time and since 1997, Mr. Kaplan was Director of Customer Care at The Toro Company, a manufacturer of various irrigation systems in Riverside, California.
     Mr. Dirk A. Lenie is Vice President – Marketing of the Company, and has held such position since November 2000, when he joined the Company. Prior to that time, and since 1997, Mr. Lenie was Director of Sales and Marketing of Residential/Commercial Irrigation Division of The Toro Company.
     Mr. Charles H. Meis is Vice President – Research and Development, and has held such position since October 2006. Prior to this position, Mr. Meis held the position of Vice President of Engineering since 1975. Mr. Meis began his employment with the Company in 1971.
     Mr. Tim J. Paymal is Corporate Controller of the Company, and has held such position since January 2005, when he joined the Company. Prior to that time and since 1996, Mr. Paymal was most recently an Audit Senior Manager with Deloitte & Touche LLP.
     Mr. Jochen Pfrenger is Vice President – Engineering of the Company, and has held such position since October 2006. From 2004 through 2006 Mr. Pfrenger was Engineering Manager and Director of Engineering. Prior to that time and since 1996, Mr. Pfrenger held several positions with Varco Drilling Equipment, an oil and gas well drilling equipment manufacturing company, most recently as Corporate Project Manager. From 2000 through 2001 Mr. Pfrenger was Program Manager and Engineering Manager with Newport Corporation – Photonics Division.
     Mr. Robert S. Snoozy is Vice President – Domestic Sales of the Company, and has held such position since 1997. From 1986 through 1997 Mr. Snoozy was Vice President of Sales and Marketing. Mr. Snoozy began his employment with the Company in 1973.
     Mr. Douglas A. Taylor is Vice President — Chief Information Officer of the Company. He joined the Company in May 2005 as the Chief Information Officer. Mr. Taylor was recently promoted to Vice President – Chief Information Officer in October 2006. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President Process and Systems Integration, Vice President Financial Systems, and Director of Information Systems.

PART II
ITEM 5 — Market For the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol “LNN”. As of September 30, 2006, there were approximately 125 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low sales price and dividends paid:

	Fiscal 2006 Stock Price			Fiscal 2005 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$25.88	$18.31	$0.060	$28.55	$22.45	$0.055
Second Quarter	26.10	18.67	0.060	29.51	21.51	0.055
Third Quarter	28.01	21.59	0.060	24.60	17.50	0.055
Fourth Quarter	28.97	20.27	0.065	26.06	19.95	0.060
Year	$28.97	$18.31	$0.245	$29.51	$17.50	$0.225
     Purchases of equity securities by the issuer and affiliated purchases-The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the fourth quarter ended August 31, 2006; therefore, tabular disclosure is not presented. During the second and third quarters of fiscal 2005, the Company repurchased a total of 324,379 shares. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 6 — Selected Financial Data

	For the years ended August 31,
(in millions, except per share amounts)	2006	2005	2004	2003	2002
Operating revenues(3)	$226.0	$177.3	$196.7	$163.4	$145.9
Gross profit	48.2	33.6	39.5	39.7	32.9
Selling, general and administrative, and engineering and research expenses	32.7	28.1	27.5	23.4	19.8
Operating income	15.5	5.5	12.0	16.4	13.1
Net earnings	11.7	4.8	9.3	12.9	10.7
Net earnings per share (1)	1.00	0.41	0.78	1.08	0.90
Cash dividends per share	0.245	0.225	0.205	0.155	0.14
Property, plant and equipment, net	27.0	17.3	16.4	13.9	14.5
Total assets	192.2	134.8	139.0	131.2	114.7
Long-term obligation	25.7	—	—	—	—
Return on sales	5.2%	2.7%	4.7%	7.9%	7.4%
Return on beginning assets (2)	8.7%	3.5%	7.1%	11.2%	10.7%
Diluted weighted average shares	11.712	11.801	11.947	11.896	11.858

(1)	Per share amounts are calculated using diluted average shares outstanding.

(2)	Defined as net earnings divided by beginning of period total assets.

(3)	Fiscal 2006 includes the acquisition of Barrier Systems, Inc. in the fourth quarter of fiscal 2006.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
Concerning Forward-Looking Statements - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2007 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Overview- The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company also has a small number of direct sales agents that sell the Greenfield and GrowSmart branded products directly to the farmer. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has production facilities in France, South Africa, and Brazil. The Company also manufactures and markets infrastructure products, including movable barriers for lane management to reduce traffic congestion and improve safety, through its wholly owned subsidiary, BSI. In addition, the Company produces crash cushions and specialty barriers to improve motorist and highway worker safety, large diameter steel tubing, and provides outsourced manufacturing and production services for other companies.
     Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, crop yields, weather, environmental regulations, and interest rates. Demand for the Company’s irrigation products increased during fiscal 2006. Higher commodity prices, stabilized farm input costs, and continued drought conditions in the West and Plains regions in the United States increased demand for irrigation systems. International sales were primarily impacted by the same factors affecting the domestic market. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.
     The Company will continue to focus on opportunities for growth both organically and through attractive acquisitions. On June 1, 2006, the Company completed the acquisition of Barrier Systems, Inc. The acquisition reflects the execution of the Company’s strategy to build up the its infrastructure business with more proprietary infrastructure products. The Company sees opportunities to create shareholder value through manufacturing synergies, supporting BSI’s expansion in the U.S., and in international expansion where the Company can provide support through its local entities. With BSI added to the Company’s previously-existing infrastructure business, the Company has significantly enhanced its position in the road and railroad infrastructure markets.
     Over the past five years, the Company has added the operations in Europe, South America, and South Africa. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. None of the international operations has achieved the operating leverage of the United States based operations.

Recent Accounting Pronouncements - SFAS No. 154, “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company will adopt this pronouncement in the first quarter of fiscal 2007. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     On July 13, 2006, the FASB issued interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning its fiscal year 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The scope of EITF 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. During the second quarter of fiscal 2006, the Company reevaluated its revenue recognition policy and removed it from its critical accounting policies. This decision was made because there is not a significant amount of estimation or judgment used in determining revenue recognition. During the first quarter of fiscal 2006 the Company adopted SFAS 123(R). Management does not consider this a critical accounting policy, and there were no other significant changes in the Company’s critical accounting policies during fiscal 2006.
     Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Lindsay, Nebraska operation’s inventories. Cost is determined by the first-in, first-out (FIFO) method for inventory at its BSI and China warehouse locations. Cost is determined by the weighted average method for inventories at the Company’s other operating locations. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
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
Results of Operations
The following “Fiscal 2006 Compared to 2005” and the “Fiscal 2005 Compared to 2004” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note Q to the financial statements.

Fiscal 2006 Compared to 2005
The following table provides highlights for fiscal 2006 compared with fiscal 2005:

	For the Years Ended
($ in thousands)	August 31,
(Decrease)	2006	2005	% Increase
Consolidated:
Operating revenues	$226,001	$177,271	27.5%
Cost of operating revenues	$177,760	$143,700	23.7
Gross profit	$48,241	$33,571	43.7
Gross margin	21.3%	18.9%
Selling, engineering and research, and general and administrative expenses	$32,739	$28,073	16.6
Operating income	$15,502	$5,498	182.0
Operating margin	6.9%	3.1%
Interest income, net	$1,404	$1,179	19.1
Other income, net	$503	$273	84.2
Income tax provision	$5,709	$2,112	170.3
Effective income tax rate	32.8%	30.4%
Net earnings	$11,700	$4,838	141.8

Irrigation Equipment Segment (See Note Q)
Goodwill	1,423	1,364	4.3
Operating revenues	$193,673	$156,313	23.9
Operating income (1)	$28,254	$19,945	41.7
Operating margin	14.6%	12.8%

Infrastructure Segment (See Note Q)
Goodwill	9,706	—	1,000.0
Operating revenues	$32,328	$20,958	54.3
Operating income (1)	$7,055	$2,595	171.9
Operating margin	21.8%	12.4%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for fiscal 2006 increased by $48.7 million or 27% from fiscal 2005. This increase was attributable to a 24% increase in irrigation equipment revenues and a 54% increase in the infrastructure products segment.
     Domestic irrigation revenues increased $29.7 million or 28% over fiscal 2005. The increase in revenues was primarily a result of an increase in the volume of units shipped during the year. In addition, price increases implemented during the year increased revenues. Demand was generally affected by improving domestic farmer sentiment. Increased ethanol production continued to support the increase in corn prices experienced during fiscal 2006. Recent USDA estimates place corn usage for ethanol at approximately 18% of total corn usage for the 2006-2007 crop year and 34% higher than in the previous year. There are now more than 100 ethanol biorefineries operating in the U.S., and more than 50 either under construction or expanding. Continued dry conditions in the western United States and stabilized crop prices have created a stronger market for irrigation equipment.
     International irrigation revenues increased $7.7 million or 15% over fiscal 2005. Most of the international revenue increase was realized in Latin America (excluding Brazil), China, Australia, New Zealand, and the Middle East. The agricultural sector in Brazil remains depressed, in spite of the Brazilian government’s announced support plans which include debt extensions, lower interest rates and higher debt limits. During fiscal 2006, the Company experienced revenue growth in China. While the Company has been selling in China for a few years, in fiscal 2006 the Company realized the benefits of a greater appreciation of its technology and government funding in support of efficient irrigation technology.
     Infrastructure products segment revenues increased by $11.3 million or 54% compared to fiscal 2005. On June 1, 2006, the Company completed the acquisition of Barrier Systems, Inc. (“BSI”) a manufacturer of movable barrier systems and road safety products. This acquisition added $10.3 million of sales during the fourth quarter of fiscal 2006. The acquisition reflects the execution of the Company’s strategy to build up its infrastructure manufacturing business with more proprietary infrastructure products. BSI has been a customer of the Company’s infrastructure products segment for many years, and the Company sees exciting opportunities to create shareholder value through manufacturing synergies, supporting BSI’s expansion in the United States, and in international expansion where the Company can provide support through its local entities. With the addition of BSI, the Company continues to build its infrastructure revenues through proprietary products, commercial tubing, and selected contract manufacturing.
     In total international revenues were 26% of total revenues for fiscal 2006 as compared to 29% for fiscal 2005.
Gross Margin
Gross margin was 21.3% for fiscal 2006 compared to 18.9% for fiscal 2005. The improved margins resulted from the inclusion of higher margin BSI products, stronger effective pricing on irrigation equipment, and higher factory volume as compared to the prior year. During the fiscal year, the Company experienced rapidly rising costs in zinc and copper, which are approximately 11% and 4% respectively, of the cost of a standard irrigation pivot. At the same time, steel costs remained relatively stable. The Company believes that the stabilization of major input costs, such as steel, zinc and copper, will create an opportunity for further strengthening of irrigation and infrastructure gross margins. The Company proactively responded to the rising costs by passing-through multiple price increases on its products. The environment for passing-through and retaining those price increases was improved over fiscal 2005 due to overall higher product demand. The Company expects to be able to maintain or further increase prices which should allow it to realize margin improvements as material costs stabilize. In addition, the Company is realizing benefits from manufacturing and scheduling improvements implemented at the Lindsay, Nebraska facility. The Company experienced improvements resulting from the higher volume and from the lean manufacturing principles implemented.
Operating Expenses
The Company’s operating expenses for fiscal 2006 increased $4.7 million or 17% over fiscal 2005. The increase in operating expenses for the year is primarily attributable to the inclusion of share based compensation expense of $1.7 million and the inclusion of $1.8 million of operating expenses relating to BSI in the fourth quarter.
Interest Income, Other Income, and Taxes
Net interest income during the fiscal year ended August 31, 2006 of $1.4 million increased 19% from the $1.2 million earned during fiscal 2005. The increase is primarily the result of higher interest rates during 2006 when compared to the average interest rate earned in the prior year. Increased interest income in 2006 was partially offset by the interest expense incurred in 2006 on a $30.0 million term note used for the acquisition of BSI in June of 2006.
     Other income, net during the fiscal year ended August 31, 2006 increased $230,000 when compared to the same period in fiscal 2005. This increase primarily resulted from gains from a foreign government grant to the Company’s South Africa subsidiary and higher other miscellaneous income in the fiscal year 2006 compared to the same prior year period. These gains were offset by a loss of other income from a 39% minority ownership in the Canadian dealership due to the sale of this interest on September 1, 2005.
     The Company’s effective tax rate for the income tax provision was 32.8% for the fiscal year ended August 31, 2006 compared to 30.4% in the prior year. The increase was primarily due to a higher U.S. statutory rate due to the increase in taxable income, the continued phase-out of the extraterritorial income exclusion, lower federal tax-exempt interest income and higher state and local tax rates due to the increase in the number of state filings resulting from the BSI acquisition. These increases were partially offset by the qualified export activity, domestic production deduction included in the American Jobs Creation Act of 2004 and a non-recurring tax benefit.
     This non-recurring tax benefit of approximately $436,000 included a credit adjustment of $65,000 of prior estimated federal and state tax liabilities, a credit adjustment of $404,000 of prior estimated deferred tax assets and liabilities due to the Company’s recently completed IRS Examination offset by a $32,000 tax expense resulting from the Company’s recently completed state examination. This benefit reduced the Company’s effective tax rate by 2.5 points for the fiscal year ended August 31, 2006.
     Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the qualified export activity and domestic production deductions and the federal tax-exempt interest income on its investment portfolio.
Net Earnings
Net earnings were $11.7 million, or $1.00 per diluted share, for fiscal 2006, compared with $4.8 million, or $0.41 per diluted share, for fiscal 2005. The adoption of SFAS 123(R) had a negative net of tax effect on earnings of $1.1 million or $0.09 per diluted share.

Fiscal 2005 Compared to 2004
     The following table provides highlights for fiscal 2005 compared with fiscal 2004:

	For the Years Ended
($ in thousands)	August 31,
(Decrease)	2006	2005	% Increase
Consolidated
Operating revenues	$177,271	$196,696	(9.9%)
Cost of operating revenues	$143,700	$157,179	(8.6)
Gross profit	$33,571	$39,517	(15.0)
Gross margin	18.9%	20.1%
Selling, engineering and research, and general and administrative expenses	$28,073	$27,477	2.2
Operating income	$5,498	$12,040	(54.3)
Operating margin	3.1%	6.1%
Interest income, net	$1,179	$1,456	(19.0)
Other income, net	$273	$270	1.1
Income tax provision	$2,112	$4,480	(52.9)
Effective income tax rate	30.4%	32.5%
Net earnings	$4,838	$9,286	(47.9)

Irrigation Equipment Segment (See Note Q)
Goodwill	1,364	1,254	8.8
Operating
revenues	$156,313	$183,844	(15.0)
Operating income (1)	$19,945	$27,226	(26.7)
Operating margin	12.8%	14.8%

Infrastructure Segment (See Note Q)
Goodwill	—	—
Operating
revenues	$20,958	$12,852	63.1
Operating income (1)	$2,595	$1,143	127.0
Operating margin	12.4%	8.9%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for fiscal 2005 declined by $19.4 million or 10% from fiscal 2004. The decline was attributable to decreased irrigation equipment revenues, partially offset by an increase in infrastructure manufacturing revenues.
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
     International irrigation revenues remained flat in fiscal 2005 at $50.8 million compared to $50.9 million in fiscal 2004. The acquisition of Stettyn, the irrigation company in South Africa, in the fourth quarter of fiscal 2004 contributed additional revenues during the year. This increase in revenue was partially offset by many of the same factors affecting domestic sales of irrigation equipment, including the negative effects of depressed agricultural commodity prices. In addition, the lower value of the United States dollar relative to local currencies continues to negatively impact farmers’ profitability due to the fact that world commodity prices are denominated in US dollars and a depressed U.S. dollar yields less local currency revenue for farmers.
     Infrastructure manufacturing revenues increased $8.1 million or 63% compared to fiscal 2004. Revenues grew in both contract manufacturing and commercial tubing. The Company continued to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. Additionally, the Company pursued incremental growth paths for its commercial tubing business.
     In total international revenues were 29% of total revenues for fiscal 2005 as compared to 26% for fiscal 2004.
Gross Margin
Gross margin was 18.9% for fiscal 2005 compared to 20.1% for fiscal 2004. The decrease in gross margin is primarily attributable to the significant reduction in unit volume offset by product price increases implemented in 2004 that were designed to pass–through the steel cost increases that occurred in the prior year. Towards the end of the 2005 fiscal year, the Company experienced a slight reduction in steel costs from the high level of fiscal 2004. In addition, gross margins for fiscal 2005 were negatively affected by the field repair campaign announced during the fourth quarter, which decreased pre-tax earnings by $1.5 million. Company-wide cost reduction actions have partially offset lower domestic unit volumes and contributed to improved international and infrastructure manufacturing margins.
Operating Expenses
The Company’s operating expenses for fiscal 2005 increased $596,000 or 2% over fiscal 2004. Operating expenses were positively affected by cost reduction efforts during the year, but these savings were largely offset by incremental operating expenses of $217,000 incurred at the Stettyn operation which was acquired in the fourth quarter of fiscal 2004. In addition, the Company incurred additional costs related to Sarbanes-Oxley compliance of approximately $800,000 higher than 2004. Finally, 2004 operating expenses included a non-recurring bad debt charge related to the insolvency of a Kansas dealership of $724,000.
Interest Income, Other Income, and Taxes
Fiscal 2005 net interest income of $1.2 million was a decrease of $277,000 as compared to 2004. This decrease primarily reflects a reduction of interest income from securities due to smaller balances held in marketable securities and higher balances in interest bearing accounts earning a lower interest rate. The Company’s interest income is primarily generated from its investments in short-term (0 to 12 months) and intermediate-term (12 to 42 months) investment grade municipal bonds, on which interest earnings are exempt from federal income taxes, and short-term investment grade commercial paper.
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
     The Company’s cash and marketable securities totaled $59.3 million at August 31, 2006 compared with $54.8 million at August 31, 2005. The Company’s marketable securities consist primarily of tax exempt investment grade municipal bonds.

     Cash flows provided by operations totaled $14.4 million during the fiscal year ended August 31, 2006, compared to $11.8 million provided by operations during the same prior year period. The $2.6 million increase in cash flows provided by operations was primarily due to a $6.9 million increase in cash provided by net income, $2.1 million increase in cash provided by accounts payable, $8.9 million increase in cash provided by current liabilities, $1.7 million increase in cash provided by stock-based compensation expense and $1.6 million increase in cash provided by current taxes payable. This cash increase was partially offset by a $11.4 million increase in cash used by receivables, $2.9 million increase in cash used by inventory, and $2.5 million increase in cash used by deferred income taxes and a $2.0 million decrease in cash provided by noncurrent assets and liabilities.
     Cash flows used in investing activities totaled $24.2 million during the fiscal year ended August 31, 2006 compared to cash flows provided by investing activities of $13.2 million during the same prior year period. This increase in use of cash was primarily due to the acquisition of Barrier Systems Inc. on June 1, 2006.
     Capital expenditures were $3.6 million and $4.1 million during the fiscal years ended August 31, 2006 and 2005, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. Capital expenditures for fiscal 2007 are expected to be approximately $6.0 to $7.0 million and will be used to improve the Company’s existing facilities, expand its manufacturing capacities, integrate acquired business and increase productivity.
     Cash flows provided by financing activities totaled $27.6 million during the fiscal year ended August 31, 2006 compared to $8.6 million used during the same prior year period. The increase in cash provided by financing is due primarily to the long-term note payable of $30.0 million, which was used primarily in connection with the acquisition of BSI.
     The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million, for working capital purposes. As of August 31, 2006, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points, (5.0% at August 31, 2006).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “Credit Agreement”) to partially finance the acquisition of BSI. In addition, the Company entered into an interest rate swap transaction with Wells Fargo Bank, N.A. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through the interest rate swap transaction. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006. The Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due thereunder may be declared to be immediately due and payable. As of August 31, 2006, the Company is in compliance with all covenants.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2006, the Company realized stabilized pricing for purchases of certain commodities, in particular steel products, used in the production of its products. While the cost outlook for commodities used in the Company’s production of its products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sale price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.
Off-Balance Sheet Arrangements
The Company has certain off balance sheet arrangements as described in Note P to the consolidated financial statements. The Company does not believe these arrangements are reasonably likely to have a material effect on the Company’s financial condition.
Contractual Obligations and Commercial Commitments
In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The table below sets forth the Company’s significant future obligations by time period. Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

($ in thousands)

	Note		Less than	2-3	4-5	More than 5
Contractual Obligations	Reference	Total	1 year	years	years	years
Leases	N	$3,008	$917	$1,159	$790	$142
Term Note Obligation	M	30,000	4,287	8,571	8,571	8,571
Interest Expense	M	6,126	1,653	2,528	1,491	454
Supplemental Retirement Plan	O	4,394	313	832	928	2,321

Total		$43,528	$7,170	$13,090	$11,780	$11,488

Market Conditions and Fiscal 2007 Outlook
Improved agricultural commodity prices and continued drought conditions in the United States are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the federal highway program legislation enacted in 2005 to have a favorable impact on the infrastructure segment in fiscal 2007. The Company will continue to create shareholder value by pursuing a balance of acquisitions, organic growth opportunities, share repurchases and dividend payments.
ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk
The market value of the Company’s investment securities fluctuates inversely with movements in interest rates because all of these debt instruments bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the maturity of these securities is relatively short, making their value less susceptible to interest rate fluctuations.
     As a result of the $30.0 million credit facility, the Company had interest rate risk due to the variable rate interest of this debt. The Company entered into the interest-rate swap derivative instrument to manage its exposure on its debt instrument. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.
     The Company has manufacturing operations in the United States, France, Brazil, and South Africa. The Company sells products throughout the world and purchases certain of its components from foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency transaction risk. However, revenues generated from operations outside the United States are generally denominated in local currencies. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures which can adversely affect the Company’s results of operations. The Company attempts to manage its transactional foreign exchange exposure by monitoring foreign currency cash flow forecasts and commitments arising from the settlement of receivables and payables, and from future purchases and sales. However, the Company does not actively hedge its foreign currency risk through swaps or similar instruments.
     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars is not hedged. The most significant translation exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar.

ITEM 8 – Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Lindsay Manufacturing Co.:
We have audited the accompanying consolidated balance sheets of Lindsay Manufacturing Co. and subsidiaries (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Manufacturing Co. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note R to the consolidated financial statements, the Company changed its method of accounting for stock based compensation effective September 1, 2005
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Omaha, Nebraska
November 10, 2006

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2006	2005	2004
Operating revenues	$226,001	$177,271	$196,696
Cost of operating revenues	177,760	143,700	157,179

Gross profit	48,241	33,571	39,517

Operating expenses:
Selling expense	12,932	11,031	11,148
General and administrative expense	17,066	14,377	13,419
Engineering and research expense	2,741	2,665	2,910

Total operating expenses	32,739	28,073	27,477

Operating income	15,502	5,498	12,040
Interest income, net	1,404	1,179	1,456
Other income, net	503	273	270

Earnings before income taxes	17,409	6,950	13,766
Income tax provision	5,709	2,112	4,480

Net earnings	$11,700	$4,838	$9,286

Basic net earnings per share	$1.01	$0.42	$0.79

Diluted net earnings per share	$1.00	$0.41	$0.78

Weighted average shares outstanding – basic	11,529	11,649	11,756

Weighted average shares outstanding – diluted	11,712	11,801	11,947

     The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity
Balance at August 31, 2003	17,459,561	5,724,069	17,460	2,484	174,333	(89,898)	(88)	104,291
Comprehensive income:
Net earnings	—	—	—	—	9,286	—	—	9,286
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax for sale securities, net of taxes	—	—	—	—	—	—	272	272
Currency translation	—	—	—	—	—	—	201	201
Minimum pension liability, net of tax	—	—	—	—	—	—	28	28

Total comprehensive income								9,787
Cash dividends ($0.205) per share	—	—	—	—	(2,410)	—	—	(2,410)
Net issued under stock option plan	34,280	—	(6)	(127)	—	—	—	(133)
Proceeds from stock option exercise		—	40	452	—	—	—	492
Stock option tax benefits	—	—	—	157	—	—	—	157

Balance at August 31, 2004	17,493,841	5,724,069	17,494	2,966	181,209	(89,898)	413	112,184

Comprehensive income:
Net earnings	—	—	—	—	4,838	—	—	4,838
Other comprehensive income:
Unrealized net loss on available for sale securities, net of tax for sale securities, net of taxes	—	—	—	—	—	—	(321)	(321)
Currency translation	—	—	—	—	—	—	1,382	1,382
Minimum pension liability, net of tax	—	—	—	—	—	—	(299)	(299)

Total comprehensive income								5,600
Cash dividends ($0.225) per share	—	—	—	—	(2,603)	—	—	(2,603)
Purchases of 324,379 shares of common stock	—	324,379	—	—	—	(6,649)	—	(6,649)
Net issued under stock option plan	74,243	—	16	25	—	—	—	41
Proceeds from stock option exercise		—	58	563	—	—	—	621
Stock option tax benefits	—	—	—	136	—	—	—	136

Balance at August 31, 2005	17,568,084	6,048,448	17,568	3,690	183,444	(96,547)	1,175	109,330

Comprehensive income:
Net earnings	—	—	—	—	11,700	—	—	11,700
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax for sale securities, net of taxes	—	—	—	—	—	—	44	44
Currency translation	—	—	—	—	—	—	612	612
Minimum pension liability, net of tax	—	—	—	—	—	—	149	149
Unrealized loss on cash flow hedge, net of taxes	—	—	—	—	—	—	(348)	(348)

Total comprehensive income								12,157
Cash dividends ($0.245) per share	—	—	—	—	(2,825)	—	—	(2,825)
Net issued under stock option plan	32,602	—	35	—	—	—	—	35
Proceeds from stock option exercise		—	(3)	488	—	—	—	485
Stock option tax benefits	—	—	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	1,693	—	—	—	1,693

Balance at August 31, 2006	17,600,686	6,048,448	$17,600	$5,896	$192,319	$(96,547)	$1,632	$120,900

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August	August
($ in thousands, except par values)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,344	$25,564
Marketable securities	10,179	14,101
Receivables, net of allowances, $595 and $702, respectively	38,115	28,919
Inventories, net	26,818	19,311
Deferred income taxes	—	3,276
Other current assets	3,947	3,042

Total current assets	122,403	94,213

Long-term marketable securities	5,778	15,157
Property, plant and equipment, net	26,981	17,268
Other intangible assets, net	20,998	695
Other noncurrent assets	4,945	6,142
Goodwill, net	11,129	1,364

Total assets	$192,234	$134,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,565	$6,704
Current portion of long-term debt	4,286	—
Other current liabilities	23,619	13,434

Total current liabilities	37,470	20,138

Pension benefits liabilities	5,003	5,142
Other noncurrent liabilities	3,147	229
Long-term debt	25,714	—

Total liabilities	71,334	25,509

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 17,600,686 and 17,568,084 shares issued and outstanding in 2006 and 2005, respectively)	17,600	17,568
Capital in excess of stated value	5,896	3,690
Retained earnings	192,319	183,444
Less treasury stock (at cost, 6,048,448 shares)	(96,547)	(96,547)
Accumulated other comprehensive income, net	1,632	1,175

Total shareholders’ equity	120,900	109,330

Total liabilities and shareholders’ equity	$192,234	$134,839

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	August	August	August
($ in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,700	$4,838	$9,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,081	3,481	2,969
Amortization of marketable securities premiums, net	204	248	149
(Gain) loss on sale of property, plant and equipment	(114)	37	(29)
Provision for uncollectible accounts receivable	95	88	760
Deferred income taxes	(3,689)	(1,140)	1,034
Stock option tax benefits	—	136	157
Equity in net (earnings) losses of equity method investments	(4)	(257)	73
Stock-based compensation expense	1,739	—	—
Other, net	(65)	16	(204)
Changes in assets and liabilities:
Receivables	(5,183)	6,203	(11,507)
Inventories	(2,030)	828	920
Other current assets	(332)	(45)	(1,428)
Accounts payable	(310)	(2,429)	749
Other current liabilities	5,903	(3,031)	436
Current taxes payable	1,898	257	(1,443)
Other noncurrent assets and liabilities	503	2,548	(717)

Net cash provided by operating activities	14,396	11,778	1,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,592)	(4,122)	(5,037)
Acquisition of business	(34,428)	—	(1,025)
Proceeds from sale of an equity investment	354	—	—
Proceeds from sale of property, plant and equipment	267	55	43
Purchases of marketable securities held-to-maturity	—	—	(2,982)
Proceeds from maturities or sales of marketable securities held-to-maturity	—	—	6,676
Purchases of marketable securities available-for-sale	—	(1,841)	(11,817)
Proceeds from maturities or sales of marketable securities available-for-sale	13,169	19,100	8,456

Net cash (used in) provided by investing activities	(24,230)	13,192	(5,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	485	621	492
Proceeds from issuance of debt	30,000	—	—
Repurchases of common stock	—	(6,649)	—
Dividends paid	(2,825)	(2,603)	(2,410)

Net cash provided by (used in) financing activities	27,660	(8,631)	(1,918)

Effect of exchange rate changes on cash	(46)	252	4

Net increase (decrease) in cash and cash equivalents	17,780	16,591	(6,395)
Cash and cash equivalents, beginning of period	25,564	8,973	15,368

Cash and cash equivalents, end of period	$43,344	$25,564	$8,973

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$3,803	$2,185	$6,246
Interest paid	$228	$145	$119
The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Manufacturing Co.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Manufacturing Co. (the “Company” or “Lindsay”) manufactures automated agricultural irrigation systems and sells these products in both the U.S. and international markets. The Company also manufactures and markets infrastructure products including movable barriers for lane management to reduce traffic congestion and improve safety. In addition, the Company produces crash cushions and specialty barriers to improve motorist and highway worker safety, large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company’s corporate office is located in Omaha, Nebraska, USA. The Company also has foreign operating subsidiaries which manufacture irrigation equipment in France, Brazil, and South Africa, and owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region. The Company also has a location in Rio Vista, California. This location manufactures and markets the movable and specialty barriers and crash cushions.
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
(2) Stock Based Compensation
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the straight-line amortization method over the vesting period of the awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
(3) Revenue Recognition
Revenues from the sale of the Company’s irrigation products to its independent dealers are recognized upon delivery of the product to the dealer. The Company has no post delivery obligations to its independent dealers other than standard warranties. Revenues for retail sales of irrigation products are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of infrastructure products are recognized when the product is delivered to the customer. The Company is a lessor for the infrastructure products that it leases to customers. Revenues for the lease of infrastructure products are recognized ratably over the lease term. Revenues and gross profits on intercompany sales are eliminated in consolidation.
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
     Warranty costs were $1.5 million, $2.7 million, and $1.5 million for the fiscal years ended August 31, 2006, 2005, and 2004, respectively. Warranty costs decreased $1.2 million in fiscal year 2006 compared to the same period in 2005 primarily due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems in fiscal year 2005.
(5) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At August 31, 2006, the Company’s cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2006, 2005, or 2004. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because of the investment grade quality of the securities and the maturities of these securities are relatively short, making their value less susceptible to interest rate fluctuations.
(6) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory. Cost is determined by the weighted average method for inventories at the Company’s retail stores in Washington State and its production facilities in France, Brazil, and South Africa. Costs are determined on the first-in, first-out (FIFO) method by the Company’s Barrier Systems, Inc. subsidiary and the warehouse in China. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
(7) Property, Plant and Equipment
Property, plant, equipment, and capitalized lease assets are stated at cost. The Company’s policy is to capitalize major expenditures and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased machines — 5 to 10 years; leased barriers —5 to 12 years; other — 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected discounted future cash flows is less than the carrying amount of the asset, a loss is recognized based upon the difference between the fair value of the asset and its carrying value. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.
(8) Equity Investments
The Company held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005, the Company sold its minority position in the irrigation dealership. The Company recognized an immaterial gain from the sale of the dealership.
     During fiscal 2004, due to the insolvency and liquidation of a Kansas irrigation dealership in which the Company held a 25% minority interest, the Company wrote-off the value of the investment which was deemed to be immaterial. The Company also incurred a bad debt charge during fiscal 2004 of $724,000 and a $250,000 charge relating to bank guarantees associated with this dealership.

(9) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2006. No impairment losses were indicated as a result of the annual impairment testing. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives.
(10) Net Earnings per Share
Basic net earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted net earnings per share includes the incremental dilutive effect of stock options and restricted stock units, which under the treasury stock method are determined to be dilutive.
     The Company had additional stock options outstanding during the period, but these options were excluded from the calculation of diluted earnings per share because they were not dilutive, as set forth in the following table:

August 31, 2006			August 31, 2005			August 31, 2004
	Weighted			Weighted			Weighted
	Average			Average			Average
Shares	Price	Expire	Shares	Price	Expire	Shares	Price	Expire
		September			September			November 2007-
155,762	$26.27	2007-April 2014	377,184	$25.32	2007-August 2015	305,813	$25.86	August 2014

The reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	For the years ended
	August 31,
(in thousands)	2006	2005	2004
Weighted average shares outstanding – basic	11,529	11,649	11,756
Dilutive effect of stock options	181	152	191
Dilutive effect of restricted stock units	2	—	—

Weighted average shares outstanding – diluted	11,712	11,801	11,947
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
(13) Derivatives Instruments and Hedging Activities
The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. On the date a derivative contract is entered into, the Company designates the derivative as a cash flow hedge.
     The Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.
(14) Recently Issued Accounting Pronouncements
SFAS No. 154, “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company will adopt this pronouncement in the first quarter of fiscal 2007. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     On July 13, 2006, the FASB issued interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective beginning its fiscal year 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The scope of EITF 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No.

85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
B. ACQUISITIONS
     During June 2004, the Company’s subsidiary, Lindsay Manufacturing Africa (PTY) Ltd acquired the assets of Stettyn, a manufacturer of center pivots in South Africa, for $1.0 million in cash. Stettyn specializes in standard height, four-inch pivot systems designed for the growing market segment of farmers who want an economical irrigation system with smaller parcels of land. The Company’s allocation of purchase price for this acquisition consisted of inventory of $560,000, fixed assets of $265,000, receivables of $465,000, and other current liabilities of $265,000. Pro forma data is not presented for the Stettyn acquisition, as the amounts are considered immaterial.
     On June 1, 2006, Lindsay completed the acquisition of Barrier Systems, Inc. (“BSI”) and its subsidiary Safe Technologies, Inc. through the merger of a wholly owned subsidiary of Lindsay with and into BSI (the “Merger”). As a result, BSI has become a wholly-owned subsidiary of Lindsay. BSI is engaged in the manufacture of roadway barriers and traffic flow products that are used to reduce traffic congestion and enhance safety.
     Total cash merger consideration paid to the stockholders of BSI and holders of options to acquire BSI stock was $35.0 million. Of the cash merger consideration, $3.5 million was held in escrow to secure the indemnification obligations of the shareholders and option holders of BSI and $1.0 million was held in escrow pending calculation of the final merger consideration based on the adjusted net assets of BSI at closing. After completion of the closing balance sheet the purchase price was reduced by approximately $1.2 million related to the net asset test discussed above. The Company funded the payment of the merger consideration using a combination of its own working capital and borrowing under a new credit agreement. The results of operations of BSI have been included in the accompanying condensed consolidated statements of operations for year ended August 31, 2006 from the date of the acquisition. The total purchase price has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition.

(in thousands)
Purchase Price:
Cash	$33,800
Transaction costs	635

Total Cash Consideration	34,435
Plus: liabilities assumed
Other current liabilities	5,187
Long term Liabilities	430

Total purchase price plus liabilities assumed	$40,052

Purchase Price Allocation:
Fair value of tangible net assets acquired	$18,749
Patents	13,680
Trademarks and trade name	2,685
Deferred income taxes	(9,348)
Other intangible assets	4,580
Goodwill	9,706

Total purchase price allocation	$40,052

     As part of the purchase price allocation, all intangible assets were preliminarily identified and valued. Of the total purchase price, $13.7 million was assigned to patents, $2.7 million was assigned to trademarks, and $4.6 million was assigned to other intangible assets, which consist of customer relationships of $2.9 million, non-compete agreements of $1.6 million, and a license of $35,000.
     The amount assigned to patents, $13.7 million, is being amortized over the remaining life of the patents. The weighted average life of the remaining patents is approximately fifteen years.

     The acquired trademarks have been assigned an indefinite life and will not be amortized. The trademarks will be reviewed for impairment or for indicators of a limited useful life on an annual basis or when events indicate that the asset may be impaired.
     The amount assigned to customer relationships, $2.9 million, is being amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed over a life of approximately 9 years. The amount assigned to non-compete agreements, $1.6 million, is being amortized on a straight-line basis over the period that the agreements are enforceable, approximately three years. The amount assigned to the license, $35,000, is being amortized on a straight-line basis over the remaining life of the license of approximately 1.5 years.
     The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes and preliminarily is estimated to be $9.7 million. This amount will not be amortized but will be reviewed for impairment on an annual basis or when events indicate that the asset may be impaired.
     The following unaudited pro forma financial information is based on historical data, and gives effect to the acquisition of BSI as if it had occurred on September 1, 2004. The pro forma financial information includes adjustments (“pro forma adjustments”) having a continuing impact on the Company’s consolidated results of operations. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations of the Company. The unaudited pro forma information does not reflect any adjustments for the effect of operating synergies or potential cost savings that the Company may realize as a result of the acquisition.
Unaudited pro forma results for the year ended August 31, 2006 and 2005 were as follows:
Lindsay Manufacturing Co. and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
(in thousands, except per share amounts)	2006	2005
Operating revenues	$239,117	$196,340
Cost of operating revenues	183,283	155,827

Gross profit	55,834	40,513

Operating expenses:
Selling expense	15,719	14,108
General and administrative expense	19,558	17,463
Engineering and research expense	2,983	2,878

Total operating expenses	38,260	34,449

Operating income	17,574	6,064
Interest income (expense), net	226	(636)
Other income, net	483	602

Earnings before income taxes	18,283	6,030
Income tax provision	5,710	2,610

Net earnings	$12,573	$3,420

Basic net earnings per share	$1.09	$0.29

Diluted net earnings per share	$1.07	$0.29

Weighted average shares outstanding – basic	11,529	11,649

Weighted average shares outstanding – diluted	11,712	11,801

C. OTHER COMPREHENSIVE INCOME (LOSS), NET
The components of accumulated other comprehensive income consists of the following:

	For the years ended August 31,
$ in thousands	2006	2005
Accumulated other comprehensive income, net:
Unrealized loss on available for sale securities, net of taxes	$(92)	$(136)
Currency translation	3,357	2,745
Minimum pension liability, net of taxes	(1,285)	(1,434)
Unrealized loss on cash flow hedge, net of taxes	(348)	—

Total accumulated other comprehensive income, net of taxes	$1,632	$1,175

     The deferred tax components of accumulated other comprehensive income consists of the following:

	For the years ended August 31,
$ in thousands	2006	2005
Unrealized loss on available for sale securities:
Federal deferred tax asset	$52	$77
State deferred tax asset	$4	$6
Unrealized loss on cash flow hedge:
Federal deferred tax asset	$198	$—
State deferred tax asset	$18	$—
Minimum pension liability:
Federal deferred tax asset	$724	$798
State deferred tax asset	$76	$66
D. OTHER INCOME, NET

	For the years ended August 31,
$ in thousands	2006	2005	2004
Other income, net:
Cash surrender value of life insurance	$78	$72	$90
Foreign currency transaction (loss) gains, net	18	(18)	484
Foreign government grant	142	—	—
Equity in net earnings (loss) of equity-method investments	19	257	(73)
Bank guarantee	—	—	(250)
Litigation settlement	21	—	—
All other, net	225	(38)	19

Total other income, net	$503	$273	$270

E. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2006	2005	2004
United States	$18,509	$6,588	$12,386
Foreign	(1,100)	362	1,380

	$17,409	$6,950	$13,766

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2006	2005	2004
Current:
Federal	$8,149	$2,223	$2,931
State	1,200	336	262
Foreign	68	314	414

Total current	9,417	2,873	3,607

Deferred:
Federal	(2,868)	(474)	604
State	(241)	(60)	50
Foreign	(599)	(227)	219

Total deferred	(3,708)	(761)	873

Total income tax provision	$5,709	$2,112	$4,480

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2006		2005		2004
$ in thousands	Amount	%	Amount	%	Amount	%
U.S statutory rate	$6,093	35.0	$2,363	34.0	$4,688	34.1
State and local taxes, net of federal tax benefit	409	2.35	134	1.9	203	1.5
Federal & state reserve adjustment	(404)	(2.32)	—	—	—	—
Domestic production deduction	(258)	(1.48)	—	—	—	—
Municipal bond interest income	(219)	(1.26)	(98)	(1.4)	(86)	(0.6)
Qualified export activity income	(112)	(0.64)	(328)	(4.7)	(443)	(3.2)
Research and development tax credits	(17)	(0.10)	(56)	(0.8)	(83)	(0.6)
Other	217	1.25	97	1.4	201	1.3

Effective rate	$5,709	32.8	$2,112	30.4	$4,480	32.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2006	2005
Deferred tax assets:
Deferred Rental Revenue	$1,913	$—
Employee benefits liability	1,124	1,088
Foreign items	888	301
Minimum pension liabilities	799	864
Share-based compensation	649	—
Inventory	241	102
Warranty	706	930
Vacation	524	304
Accrued liabilities	2,010	958

Deferred tax assets	$8,854	$4,547

Deferred tax liabilities:
Amortization	(7,768)	—
Property, plant and equipment	(2,158)	$(327)
Inventory	(382)	—
Other	(68)	(214)

Deferred tax liabilities	$(10,376)	$(541)

Net deferred tax (liabilities) assets	$(1,522)	$4,006

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management does not believe there are significant uncertainties surrounding realization of the deferred tax assets, and, consequently, has not provided a valuation allowance for deferred tax assets at August 31, 2006 and 2005.
     The Company’s foreign subsidiaries had deferred tax assets of $888,000 and $301,000 at August 31, 2006 and 2005 as shown above. This is comprised principally of temporary differences for property and equipment, inventory, and other items.
The American Jobs Creation Act of 2004 (the “Jobs Act”).
     On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas.
     The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in the calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which will be phased out over the next three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in any year after 2006. The Company reported an EIE of $319,000 and $287,000 at fiscal years ended 2006 and 2005, respectively. The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The Company reported a $520,000 manufacturing deduction for fiscal year 2006.
     The Jobs Act includes a foreign earnings repatriation provision that provides an 85% dividends received deduction for certain dividends received from controlled foreign corporations. The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, under APB Opinion No. 23, “Accounting for Income Taxes-Special Areas” has not recorded deferred tax liabilities for repatriated foreign earnings. However, the Company continues to analyze the potential tax impact should it elect to repatriate foreign earnings pursuant to the Jobs Act; currently the amount is not determinable.
F. MARKETABLE SECURITIES
The Company’s marketable securities consist of investment-grade municipal bonds. Marketable securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	losses	Fair value
As of August 31, 2006:
Due within one year	$10,238	$3	$(62)	$10,179
Due after one year through five years	5,867	—	(89)	5,778

	$16,105	$3	$(151)	$15,957

As of August 31, 2005:
Due within one year $14,163		$1	$(63)	$14,101
Due after one year through five years	15,315	1	(159)	15,157

	$29,478	$2	$(222)	$29,258

Proceeds and gains and losses from the maturities or sales of available-for-sale securities are as follows:

	For the years ended August 31,
$ in thousands	2006	2005	2004
Proceeds from maturities or sales	$13,169	$19,100	$8,456
Gross realized gains	$—	$5	$19
Gross realized losses	$—	$(51)	$(1)
Marketable securities classified as available-for-sale in a continuous loss position for less than 12 months and greater than 12 months as of August 31, 2006 and 2005 are as follows:

	August 31, 2006
$ in thousands	Less than 12 months	Greater than 12 months
Total amount of unrealized losses	$—	$(151)
Total fair value of investments with unrealized losses	$—	$14,880

	August 31, 2005
	Less than 12 months	Greater than 12 months
Total amount of unrealized losses	$(173)	$(49)
Total fair value of investments with unrealized losses	$26,227	$2,609
G. RECEIVABLES

	August 31,
$ in thousands	2006	2005
Receivables:
Trade accounts and notes	$38,710	$29,621
Allowance for doubtful accounts	(595)	(702)

Net receivables	$38,115	$28,919

H. INVENTORIES

	August 31,
	August	August
$ in thousands	2006	2005
Inventory:
First-in, first-out (FIFO) inventory	$16,301	$15,373
LIFO reserve	(5,032)	(4,048)

LIFO inventory	11,269	11,325

Weighted average inventory	8,491	8,599
Other FIFO inventory	7,694	—
Obsolescence reserve	(636)	(613)

Total inventories	$26,818	$19,311

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August	August
	2006	2005
Raw materials	39%	23%
Work in process	17%	6%
Finished goods and purchased parts	44%	71%
I. PROPERTY, PLANT AND EQUIPMENT

	August	August
$ in thousands	2006	2005
Property, plant and equipment:
Land	$1,222	$336
Buildings	12,229	10,625
Equipment	43,687	38,884
Other	4,562	6,175

Total property, plant and equipment	61,700	56,020
Accumulated depreciation and amortization	(41,402)	(38,752)

Total Property, plant and equipment, net
	20,298	17,268

Rental property:
Machines	2,322	—
Barriers	4,519	—

Total rental property	6,841	—
Accumulated depreciation and amortization	(158)	—

Total rental property, net	6,683	—

Property, plant and equipment, net	$26,981	$17,268

Depreciation expense was $3.4 million, $3.3 million and $2.9 million for the years ended August 31, 2006, 2005, and 2004, respectively.
J. OTHER NONCURRENT ASSETS

	August	August
$ in thousands	2006	2005
Cash surrender value of life insurance policies	$2,054	$1,975
Deferred income taxes	347	730
Equity method investments (1)	—	1,621
Notes receivable (2)	1,311	—
Split dollar life insurance	922	954
Intangible pension assets	234	304
Other	77	558

Total noncurrent assets	$4,945	$6,142

(1)	At August 31, 2005, the Company held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005, the Company sold its minority position in the irrigation dealership. The Company recognized an immaterial gain from the sale of the dealership.

(2)	Notes receivable consists of $1.0 million note from a sold irrigation dealership (see Note P) and other notes of $0.3 million .

K. GOODWILL AND OTHER INTANGIBLES

	August 31,
$ in thousands	2006	2005
Goodwill	$11,129	$1,364
Goodwill at August 31, 2006 increased $9.8 million when compared to prior fiscal year ended 2005 primarily due to the acquisition of Barrier Systems Inc. See Note B.
Related amortization expense was $639,000, $155,000, and $107,000 for 2006, 2005, and 2004, respectively. The acquisition of Barrier Systems Inc. in the fourth quarter of fiscal 2006, accounted for $444,000 of the $484,000 increase in amortization expense in fiscal year 2006 when compared to the same period in 2005. Other intangible assets are being amortized over an average term of approximately 10.5 years. The following table summarizes the Company’s net carrying value for other intangible assets. The increase in the balances from 2005 to 2006 are primarily due to the acquisition of BSI.

	August 31,
$ in thousands	2006	2005
Non-compete agreements	$2,046	$406
License	399	364
Tradenames	2,831	146
Patents	13,779	100
Customer relationships	2,916	—
Plans and specifications	75	75
Other	35	38
Accumulated amortization	(1,083)	(434)

Total other intangibles, net	$20,998	$695

Future estimated amortization of intangible assets is as follows:

2007	$1,921
2008	1,856
2009	1,631
2010	1,218
2011	1,218
Thereafter	10,327

$18,171

L. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2006	2005
Other current liabilities:
Payroll and vacation	$6,301	$3,313
Retirement plan	322	330
Taxes, other than income	843	610
Workers compensation and product liability	897	1,243
Deferred rental revenue (1)	3,909	—
Dealer related liabilities	1,547	1,008
Warranty	1,996	2,456
Income tax payable	2,171	265
Other	5,633	4,209

Total other current liabilities	$23,619	$13,434

(1)	The majority of the rental revenue is received at the beginning of the lease term; future lease payments will be minimal.

M. CREDIT ARRANGEMENTS
The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million, for working capital purposes. As of August 31, 2006, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points, (5.0% at August 31, 2006).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “Credit Agreement”) to partially finance the acquisition of BSI. In addition, the Company entered into an interest rate swap transaction with Wells Fargo Bank, N.A. Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through the interest rate swap transaction. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006. The Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due thereunder may be declared to be immediately due and payable.
     The Company entered into the interest-rate swap derivative instrument to manage its exposure on its debt instrument. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.
     The Company uses variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. For the year ended August 31, 2006, there were no amounts recorded in the statement of operations for ineffectiveness of the hedged instrument.
Term note payable consists of the following:

($ in thousands)	2006	2005
Term note payable	$30,000	$—
Less current portion	(4,286)	—

Term note payable less long-term portion	$25,714	$—

     Principal payments due on the term note are as follows:

2007	$4,286
2008	4,286
2009	4,286
2010	4,286
2011	4,286
Thereafter	8,570

$30,000

Interest expense was $648,000, $131,000 and $127,000 for the years ended August 31, 2006, 2005 and 2004. Interest expense is included in the interest income, net line within the Consolidated Statement of Operations.

N. COMMITMENTS AND CONTINGENCIES
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $218,000 at August 31, 2006, and $129,000 at August 31, 2005.
     The Company leases land, buildings, machinery, equipment, and furniture under various noncancelable operating lease agreements. At August 31, 2006, future minimum lease payments under noncancelable operating leases were as follows:

$ in thousands
Fiscal years
2007	$917
2008	747
2009	412
2010	390
2011	400
Thereafter	142

Total future minimum lease payments	$3,008

Lease expense was $1,146,000, $1,039,000, and $795,000 for the years ended August 31, 2006, 2005, and 2004, respectively.
O. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $503,000, $430,000 and $497,000 for the years ended August 31, 2006, 2005, and 2004, respectively.
     A supplementary non-qualified, non-funded retirement plan for six current and former executives is also maintained. Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on certain executives named in this supplemental retirement plan to provide funding for this liability.

Cost and the assumptions for the Company’s supplemental retirement plan include the following components:

	For the years ended August 31,
$ in thousands	2006	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$5,478	$4,839	$4,747
Service cost	19	34	40
Interest cost	267	269	290
Actuarial loss	61	654	44
Benefits paid	(313)	(318)	(282)

Benefit obligation at end of year	$5,512	$5,478	$4,839

Funded status	$(5,512)	$(5,478)	$(4,839)
Unrecognized net actuarial loss	2,500	2,606	2,255

Net liability recognized	$(3,012)	$(2,872)	$(2,584)

The Company’s accumulated benefit obligation was $5.5 million, $5.5 million, and $4.8 million for the years ended August 31, 2006, 2005, and 2004, respectively.

		August 31,
$ in thousands	2006	2005
Amounts recognized in the statement of financial position consist of:

Accrued benefit cost	$3,012	$2,872
Intangible pension asset	(234)	(304)
Additional minimum pension liability	2,299	2,583
Other comprehensive loss	(2,065)	(2,279)

Net amount recognized	$3,012	$2,872

Weighted-average assumptions for the liability as of year ends:

Discount rate	5.75%	5.00%
Assumed rates of compensation increases	3.50%	3.50%
Rate of return on underlying 401(k) investments	7.50%	7.50%

	For the years ended August 31,
$ in thousands	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$19	$34	$40
Interest cost	267	269	290
Net amortization and deferral	158	302	296

Total	$444	$605	$626

Weighted-average assumptions for expense for the years ended:

Discount rate	5.75%	5.00%	5.75%
Assumed rates of compensation increases	3.50%	3.50%	3.50%

The Company uses an August 31 measurement date for its supplemental retirement plan.
     The following net benefits payments, which reflect future service, as appropriate, are expected to be paid:

$ in thousands
Fiscal years
2007	$313
2008	368
2009	464
2010	464
2011	464
Thereafter	2,321

Future expected benefit payments through 2016	$4,394

P. GUARANTEES
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $1.6 million, $2.2 million and $3.7 million at August 31, 2006, 2005 and 2004, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users. Under this guarantee, the Company’s exposure is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on this pool guarantee is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $0.8 million, $1.3 million and $1.5 million at August 31, 2006, 2005 and 2004, respectively. The Company will no longer provide new guarantees under this arrangement. The Company continues to guarantee loans in the pool of record as of February 28, 2006. The guarantee will be released as payments are made against those loans.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $0.8 million at August 31, 2006, approximately $0.9 million at August 31, 2005 and $2.2 million at August 31, 2004.
     The Company recorded, at estimated fair value, deferred revenue of $25,000 at August 31, 2006, compared to $69,000 at August 31, 2005 and $83,000 at August 31, 2004, classified with other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $110,000, $190,000, and $290,000 at August 31, 2006 and 2005, and August 31, 2004, respectively, also classified with other current liabilities, for estimated losses on such guarantees.
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

Product Warranties
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims. This reserve is classified within other current liabilities.
The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, beginning of fiscal year	$2,456	$1,339
Liabilities accrued for warranties during the period	1,812	2,675
Warranty claims paid during the period	(2,272)	(1,558)

Product warranty accrual balance, end of period	$1,996	$2,456

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
     Infrastructure: This segment includes the manufacture and marketing of movable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing. The infrastructure segment consists of two operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131.
     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes many common operating assets for its irrigation and infrastructure segments, it is not practical to separately identify assets by reportable segment. In addition the Company does not consider assets in evaluation of segment performance. Similarly, other segment reporting proscribed by FAS 131 is not shown as this information can not be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company has no single major customer representing 10% or more of its total revenues during fiscal 2006, 2005, or 2004.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the years ended August 31,
($ in millions)	2006	2005	2004
Operating revenues:
Irrigation	$193.7	$156.3	$183.8
Infrastructure	32.3	21.0	12.9

Total operating revenues	$226.0	$177.3	$196.7

Operating income:
Irrigation	$28.3	$19.9	$27.2
Infrastructure	7.1	2.6	1.1

Segment operating income	35.4	22.5	28.3
Unallocated general & administrative and engineering & research expenses	(19.8)	(17.0)	(16.2)
Interest and other income, net	1.8	1.5	1.7

Earnings before income taxes	$17.4	$7.0	$13.8

	For the years ended August 31,
$ in millions	2006	2005	2004
Geographic area revenues:
United States	$167.5	$126.5	$145.7
Europe, Africa, Australia, & Middle East	33.5	30.1	30.3
Mexico & Latin America	21.1	16.1	16.5
Other International	3.9	4.6	4.2

Total revenues	$226.0	$177.3	$196.7

R. SHARE BASED COMPENSATION
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended August 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended August 31, 2006 was $1.1 million, net of tax. The share-based compensation expense is taxed at a blended deferred rate of 37.9%.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform service in exchange for the award. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Under SFAS 123(R), share-based compensation expense recognized during an accounting period equals the value of the portion of share-based awards that is expected to vest during the period. Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended August 31, 2006, included compensation expense for share-based compensation awards granted prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for share-based payment option awards. Under the Black-Scholes model, the fair value of share-based payment option awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The restricted stock units granted to employees and directors under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.
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
Share Based Compensation Program Descriptions
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2006, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company and became effective on February 6, 2006 and replaced the Company’s 2001 Long Term Incentive Plan. No further grants will be made under the Company’s 2001 Long-Term Incentive Plan or its former 1991 Long-Term Incentive Plan. However, the Company has outstanding options under its 2001 and 1991 Long-Term Incentive Plans.
     The 2006 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2006 Plan is 750,000 shares. Stock awards other than stock options will be counted against the 2006 Plan maximum in a 2 to 1 ratio. If options, restricted stock units or restricted shares awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2006 Plan. The 2006 Plan also limits the total awards that may be made to any individual. Any options granted under the 2006 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three year period at approximately 33% per year. The restricted stock units granted to non-employee directors vest over a nine-month period.
General Share Based Compensation Information
The following tables summarize information about stock options outstanding at August 31, 2006.

			Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (years)	(‘000s)
Outstanding at August 31, 2004	1,229,133	$19.05	5.9	7,517
Granted	128,872	24.45
Exercised	(81,712)	12.22
Forfeitures	(89,562)	23.39
Outstanding at August 31, 2005	1,186,731	19.84	6.2	6,651
Granted	45,000	19.33
Exercised	(41,562)	17.96		$323
Forfeitures	(26,250)	24.59
Outstanding at August 31, 2006	1,163,919	19.78	5.5	10,174

Exercisable at August 31, 2004	664,594	$17.22	4.8	$7,517
Exercisable at August 31, 2005	693,938	$17.98	5.0	$5,203
Exercisable at August 31, 2006	775,923	$18.64	4.6	$7,662
     The above table excludes outstanding restricted stock units granted in fiscal 2006 covering 57,726 shares. For the year ended August 31, 2006, 81,985 outstanding stock options vested.
     The table below summarizes the status of the Company’s nonvested restricted stock units as of August 31, 2006, and changes during the year ended August 31, 2006:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 1, 2005	—	$0.00
Granted	58,826	23.11
Vested	—	0.00
Forfeited	(1,100)	18.78

Nonvested at August 31, 2006	57,726	$22.75

     As of August 31, 2006, there was $3.5 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.25 years.
Valuation and Expense Information under SFAS 123(R)
On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors. The following table summarizes share-based compensation expense under SFAS 123(R) for the year ended August 31, 2006:

Year Ended
August 31,
$ in thousands	2006
Share-based compensation expense included in cost of operating revenues	$122

Research and development	104
Sales and marketing	348
General and administrative	1,165

Share-based compensation expense included in operating expenses	1,617

Total Share-based compensation expense	1,739
Tax benefit	(659)

Share-based compensation expense, net of tax	$1,080

The table below reflects the pro forma information for the years ended August 31, 2005 and 2004 as follows:

	For the years ended August 31,
$ in thousands	2005	2004
Net earnings, as reported (1)	$4,838	$9,286

Share-based compensation expense	1,900	2,003
Tax benefit	(720)	(759)

Share-based compensation expense, net tax (2)	1,180	1,244

Net income, including the effect of share-based compensation expense (3)	$3,658	$8,042

Earnings per share:
Basic net earnings per share-as reported (1)	$0.42	$0.79
Basic net earnings per share, including the effect of share-based compensation expense (3)	$0.31	$0.68

Diluted- as reported for the prior period (1)	$0.41	$0.78

Diluted net income per share, including the effect of share-based compensation expense (3)	$0.31	$0.67

(1)	Net income and net income per share prior to fiscal 2006 did not include share-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

     For the year ended August 31, 2006 net income before taxes was reduced $1.7 million, for share based compensation, while the net of tax effect on earnings was $1.1 million. There was minimal impact on the Consolidated Statement of Cash Flows from the adoption of SFAS 123(R). Diluted earnings per share were negatively affected by $0.09 per share for the year ended August 31, 2006.
     The value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock over the expected life of the option. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The Company uses historical data to estimate option exercise and employee termination within the valuation model; groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms.
     The use of the Black-Scholes model requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were 45,000, 128,872 and 190,122 stock options granted in the year ended August 31, 2006, 2005 and 2004, respectively. The weighted-average estimated value of employee stock options granted during the years ended August 31, 2006, 2005 and 2004 were $10.26, $10.51 and $11.07 per share, respectively, with the following weighted-average assumptions:

	For the years ended August 31,
	2006	2005	2004
Expected volatility	35.13%	34.65 - 35.86%	34.65 - 35.80%
Expected dividends	0.76%	0.68 - 0.77%	0.64 - 0.68%
Expected term (in years)	7.00	7.00	7.00
Risk-free interest rate	4.52%	4.12 - 4.30%	4.12 - 4.75%
S. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2006 and 2005:

	For the three months ended the last day of
$in thousands, except per share amounts	November	February	May	August
Fiscal 2006
Operating revenues	$39,504	$54,912	$75,013	$56,572
Cost of operating revenues	32,077	45,048	57,977	42,658
Earnings before income taxes	792	2,504	9,142	4,971
Net earnings	511	1,717	6,415	3,057
Diluted net earnings per share	$0.04	$0.15	$0.55	$0.26
Market price (NYSE)
High	$25.88	$26.10	$28.01	$28.97
Low	$18.31	$18.67	$21.59	$20.27
Fiscal 2005
Operating revenues	$39,767	$41,487	$55,985	$40,032
Cost of operating revenues	33,194	33,721	43,792	32,993
Earnings before income taxes	178	1,073	5,493	206
Net earnings	175	600	3,770	293
Diluted net earnings per share	$0.01	$0.05	$0.32	$0.03
Market price (NYSE)
High	$28.55	$29.51	$24.60	$26.06
Low	$22.45	$21.51	$17.50	$19.95

2006:	The fourth-quarter includes the acquisition of Barrier Systems Inc. on June 1, 2006.

2005:	Significant fourth-quarter adjustments aggregated an increase to pre-tax earnings of $1.0 million. The significant adjustments increasing pre-tax earnings include LIFO inventory adjustments and physical inventory adjustments.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
NONE
ITEM 9A – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e), 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     The Company acquired Barrier Systems, Inc. during the fourth quarter of fiscal 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, Barrier System, Inc.’s internal control over financial reporting associated with total assets of $57.8 million and total revenues of $10.3 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2006.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2006.
     The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report is included herein.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lindsay Manufacturing Co.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that Lindsay Manufacturing Co. and subsidiaries (the Company) maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Barrier Systems, Inc. during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, Barrier Systems, Inc.’s internal control over financial reporting associated with total assets of $57.8 million and total revenues of $10.3 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Barrier Systems, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2006, and our report dated November 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
November 10, 2006

Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – Other Information
NONE

PART III
ITEM 10 — Directors and Executive Officers of the Registrant
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2006. Information about the Directors required by Item 401 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about Executive Officers is shown on page 10 and 11 of this filing.
     Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the Proxy Statement.
     Code of Ethics- Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.
ITEM 11 — Executive Compensation
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement.
Equity Compensation Plan Information- The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2006:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a)) (1)
Equity compensation plans approved by security holders (1)	813,919	$22.26	742,931
Equity compensation plans not approved by security holders (2)	350,000	$14.00	—

Total	1,163,919	$19.77	742,931

(1)	Plans approved by shareholders include the Company’s 2006 Long-Term Incentive Plan.

(2)	Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by stockholders.
ITEM 13 — Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 14 – Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV
ITEM 15 – Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
     The following financial statements of Lindsay Manufacturing Co. are included in Part II Item 8.
     Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

a(2) Exhibit
Lindsay Manufacturing Co.
VALUATION and QUALIFYING ACCOUNTS
Years ended August 31, 2006, 2005 and 2004
(Dollars in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Deductions	of period
Year ended August 31, 2006:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c )	$190	$—	$—	$80	$110

- Allowance for doubtful accounts(a)	$702	$(12)	$—	$95	$595

- Allowance for inventory obsolescence(b)	$613	$39	$—	$16	$636

Year ended August 31, 2005:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c)	$540	$(38)	$—	$312	$190

- Allowance for doubtful accounts(a)	$1,386	$108	$—	$792	$702

- Allowance for inventory obsolescence(b)	$527	$228	$—	$142	$613

Year ended August 31, 2004:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c)	$354	$325	$—	$139	$540

- Allowance for doubtful accounts(a)	$667	$760	$—	$41	$1,386

- Allowance for inventory obsolescence(b)	$566	$136	$—	$175	$527

Notes:

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)	Deductions consist of obsolete items sold or scrapped.

(c)	Represents estimated losses on financing guarantees.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger, dated June 1, 2006, by and among the Company, LM Acquisition Corporation, Barrier Systems, Inc. and QMB Payment Co., LLC., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

3(b)	By-Laws of the Company amended and restated by the Board of Directors on December 16, 2004, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on December 22, 2004.

3(c)	Certificate of Amendment of the Restated Certificate of Incorporation of Lindsay Manufacturing Co. dated February 7, 1997, incorporated by reference to Exhibit 3(b) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

4(a)	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4 to the Company’s report on Form 10-Q for the fiscal quarter ended November 30, 1997.

10(a)	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements. Filed herewith to correct number of shares reflected in Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended February 28, 2006.

10(b)	Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003 incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

10(c)	Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company’s Registration Statement on Form S-1 (Registration No. 33-23084), filed July 15, 1988.

10(d)	Lindsay Manufacturing Co. Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

10(e)	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

10(f)	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.

10(g)	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.

10(h)	Lindsay Manufacturing Co. Supplemental Retirement Plan, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

10(i)	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

10(j)	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, dated July 11, 2005.

10(k)	Lindsay Manufacturing Co. Management Incentive Plan (MIP), 2006 Plan Year

10(l)	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(m)	Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(n)	Amended and Restated ISDA Confirmation dated May 8, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(o)	ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(p)	Schedule to the ISDA Master Agreement, Dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(q)	Employment Agreement, dated May 1, 2006, between the Company and Owen S. Denman. Filed herewith as Exhibit 10(q).

14	Code of Ethical Conduct for Principal Executive Officer and Senior Financial Officers incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

Exhibit
Number	Description
24(a)*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2006 on behalf of certain directors.

31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2006.

LINDSAY MANUFACTURING CO.

By:	/s/ david b. downing
Name:	David B. Downing
Title:	Senior Vice President, Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 10th day of November, 2006.

/s/ RICHARD W. PAROD		Director, President and Chief Executive Officer

Richard W. Parod

/s/ DAVID B. DOWNING		Vice President, Chief Financial Officer

David B. Downing

/s/ TIMOTHY J. PAYMAL		Corporate Controller

Timothy J. Paymal

/s/ Michael N. Christodolou	(1)	Chairman of the Board of Directors

Michael N. Christodolou

/s/ Howard G. Buffett	(1)	Director

Howard G. Buffett

/s/ Larry H. Cunningham	(1)	Director

Larry H. Cunningham

/s/ J.David McIntosh	(1)	Director

J. David McIntosh

/s/ Michael C. Nahl	(1)	Director

Michael C. Nahl

/s/ William f. welsh ii	(1)	Director

William F. Welsh II

(1) By:	/s/ Richard W. Parod
Richard W. Parod, Attorney-In-Fact