Form 10-Q
period 2006-11-30
LINDSAY CORP
filed 2007-01-08
CIK 836157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Corporation
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 28, 2006, 11,630,044 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
November 30, 2006 and 2005 and August 31, 2006

	(Unaudited)	(Unaudited)
	November	November	August
($ in thousands, except par values)	2006	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$19,699	$21,991	$43,344
Marketable securities	21,792	12,570	10,179
Receivables, net (net of allowance, $696, $711 and $595, respectively)	46,539	33,949	38,115
Inventories, net	34,656	22,707	26,818
Deferred income taxes	—	3,617	—
Other current assets	4,602	3,454	3,947

Total current assets	127,288	98,288	122,403

Long-term marketable securities	4,378	14,772	5,778
Property, plant and equipment, net	27,157	17,274	26,981
Other intangible assets, net	20,704	644	20,998
Goodwill, net	11,134	1,372	11,129
Other noncurrent assets	6,949	5,511	4,945

Total assets	$197,610	$137,861	$192,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,951	$8,554	$9,565
Current portion of long-term debt	4,286	—	4,286
Other current liabilities	25,931	14,130	23,619

Total current liabilities	43,168	22,684	37,470

Pension benefits liabilities	5,047	5,183	5,003
Long-term debt	24,643	—	25,714
Other noncurrent liabilities	1,042	162	3,147

Total liabilities	73,900	28,029	71,334

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized 17,678,151, 17,568,931 and 17,600,686 shares issued and outstanding in November 2006 and 2005 and August 2005, respectively)	17,678	17,569	17,600
Capital in excess of stated value	7,667	4,037	5,896
Retained earnings	193,347	183,264	192,319
Less treasury stock (at cost, 6,048,448 shares)	(96,547)	(96,547)	(96,547)
Accumulated other comprehensive income, net	1,565	1,509	1,632

Total shareholders’ equity	123,710	109,832	120,900

Total liabilities and shareholders’ equity	$197,610	$137,861	$192,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months November 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	November	November
(in thousands, except per share amounts)	2006	2005
Operating revenues	$51,532	$39,504
Cost of operating revenues	39,067	32,077

Gross profit	12,465	7,427

Operating expenses:
Selling expense	3,613	2,848
General and administrative expense	5,435	3,569
Engineering and research expense	806	647

Total operating expenses	9,854	7,064

Operating income	2,611	363

Other income (expense):
Interest expense	(487)	(17)
Interest income	636	444
Other, net	(16)	2

Earnings before income taxes	2,744	792

Income tax provision	961	281

Net earnings	$1,783	$511

Basic net earnings per share	$0.15	$0.04

Diluted net earnings per share	$0.15	$0.04

Average shares outstanding	11,577	11,523
Diluted effect of stock equivalents	279	143

Average shares outstanding assuming dilution	11,856	11,666

Cash dividends per share	$0.065	$0.060

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three-months ended November 30, 2006 and 2005
(Unaudited)

	November	November
($ in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,783	$511
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,531	831
Amortization of marketable securities premiums, net	18	63
(Gain) loss on sale of property, plant and equipment	(17)	57
Provision for uncollectible accounts receivable	10	23
Deferred income taxes	392	(444)
Stock-based compensation expense	431	356
Other, net	78	(42)
Changes in assets and liabilities:
Receivables, net	(8,415)	(4,182)
Inventories, net	(7,775)	(3,428)
Other current assets	(660)	(427)
Accounts payable, trade	3,311	1,896
Other current liabilities	(637)	(389)
Current taxes payable	(1,277)	833
Other noncurrent assets and liabilities	(628)	314

Net cash used in operating activities	(11,855)	(4,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,232)	(819)
Proceeds from sale of property, plant and equipment	16	5
Purchases of marketable securities available-for-sale	(44,245)	—
Proceeds from maturities or sales of marketable securities available-for-sale	34,060	1,805

Net cash (used in) provided by investing activities	(11,401)	991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	1,247	9
Principal payments on long-term borrowing	(1,071)	—
Excess tax benefits from stock-based compensation	93	—
Dividends paid	(755)	(691)

Net cash used in financing activities	(486)	(682)

Effect of exchange rate changes on cash	97	146

Net decrease in cash and cash equivalents	(23,645)	(3,573)
Cash and cash equivalents, beginning of period	43,344	25,564

Cash and cash equivalents, end of period	$19,699	$21,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America for financial statements contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Form 10-K for the fiscal year ended August 31, 2006.
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
(2) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At November 30, 2006, a single financial institution held substantially all the Company’s cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company classifies investment securities as available-for-sale and carries such investment securities at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months ended November 30, 2006 and 2005. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.
Proceeds, gains, and losses from maturities or sales of available-for-sale securities are as follows:

	Three-months ended
	November 30,
$ in thousands	2006	2005
Proceeds from maturities or sales	$34,060	$1,805
Gross realized gains	$—	$—
Gross realized (losses)	$—	$—

Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	(losses)	Fair value
As of November 30, 2006:
Due within one year	$21,826	$—	$(34)	$21,792
Due after one year through five years	4,446	—	(68)	4,378

	$26,272	$—	$(102)	$26,170

As of November 30, 2005:
Due within one year	$12,629	$13	$(72)	$12,570
Due after one year through five years	14,981	1	(210)	14,772

	$27,610	$14	$(282)	$27,342

As of August 31, 2006:
Due within one year	$10,238	$3	$(62)	$10,179
Due after one year through five years	5,867	—	(89)	5,778

	$16,105	$3	$(151)	$15,957

(3) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at its Barrier Systems Inc. (BSI) and China warehouse locations. Cost is determined by the weighted average method for inventories at the Company’s other operating locations in Washington State, France, Brazil and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	November	November	August
$ in thousands	2006	2005	2006
Inventory:
First-in, first-out (FIFO) inventory	$22,172	$18,104	$16,301
LIFO reserves	(6,381)	(3,904)	(5,032)

LIFO inventory	15,791	14,200	11,269

Weighted average inventory	9,664	9,087	8,491
Other FIFO inventory	9,862	—	7,694
Obsolescence reserve	(661)	(580)	(636)

Total inventories	$34,656	$22,707	$26,818

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	November	November	August
	2006	2005	2006
Raw materials	17%	26%	39%
Work in process	5%	9%	17%
Finished goods and purchased parts	78%	65%	44%

(4) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

	November	November	August
$ in thousands	2006	2005	2006
Property, plant and equipment:
Land	$1,228	$336	$1,222
Buildings	12,269	10,651	12,229
Equipment	44,894	41,169	43,687
Other	4,386	4,604	4,562

Total property, plant and equipment	62,777	56,760	61,700
Accumulated depreciation and amortization	(42,143)	(39,486)	(41,402)

Property, plant and equipment, net	$20,634	$17,274	$20,298

Rental property:
Machines	$2,322	$—	$2,322
Barriers	4,519	—	4,519

Total rental property	6,841	—	6,841
Accumulated depreciation and amortization	(318)	—	(158)

Total rental property, net	6,523	—	6,683

Property, plant and equipment, net	$27,157	$17,274	$26,981

Depreciation expense was $1.0 million and $782,000 for the three-months November 30, 2006 and 2005, respectively.
(5) Credit Arrangements
The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million, for working capital purposes. As of November 30, 2006, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points (all inclusive, 4.8% at November 30, 2006).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “Credit Agreement”) to partially finance the acquisition of BSI. Borrowings under the Credit Agreement bear interest at a variable rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period commencing September, 2006. The Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of the Company (as defined in the Credit Agreement), all amounts due there under may be declared immediately due and payable.
     In order to reduce interest rate risk on the $30 million Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. which converts the variable interest rate on the entire amount of these borrowings to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income net of related income tax effects. For the three-months ended November 30, 2006, there were no amounts recorded in the condensed consolidated statement of operations for ineffectiveness of the hedged instrument. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.
Term note payable consists of the following:

	November	November	August
($ in thousands)	2006	2005	2006
Term note payable	$28,929	$—	$30,000
Less current portion	(4,286)	—	(4,286)

Term note payable less current portion	$24,643	$—	$25,714

Interest expense was $487,000 and $17,000 for the three-months ended November 30, 2006 and 2005, respectively.
Principal payments due on the term note are as follows:

2007	$4,286
2008	4,286
2009	4,286
2010	4,286
2011	4,286
Thereafter	7,499

$28,929

     See Note 14, Subsequent Event, regarding a new credit agreement entered into by Lindsay Italia S.R.L., a wholly owned subsidiary of Lindsay Corporation, to finance the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. (Snoline), which occurred on December 27, 2006.
(6) Net Earnings per Share
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
     At November 30, 2006, all stock options had a dilutive effect; no options were excluded from the diluted net earnings per share calculation.

November 30, 2006			November 30, 2005
Weighted average			Weighted average
Shares	price	Expire	Shares	price	Expire

September, 2007
—	n/a	n/a	545,506	$24.27	– November, 2015

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
     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s 10-K for the fiscal year ended August 31, 2006. The Company evaluates the performance of its operating segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), engineering and research expenses, interest income net, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company utilizes many common operating assets for its irrigation and infrastructure segments, it is not practical to separately identify assets by reportable segment. The Company does not segregate assets in evaluation of segment performance. Similarly, other segment reporting proscribed by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company has no single major customer representing 10% or more of its total revenues during the three-months ended November 30, 2006 or 2005, respectively.
     Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended November 30
($ in millions)	2006	2005
Operating revenues:
Irrigation	$37,289	$34,142
Infrastructure	14,243	5,362

Total operating revenues	$51,532	$39,504

Operating income:
Irrigation	$4,115	$3,780
Infrastructure	4,737	799

Segment operating income	8,852	4,579
Unallocated general & administrative and engineering & research expenses	6,241	4,216
Interest and other income, net	133	429

Earnings before income taxes	$2,744	$792

(8) Comprehensive Income
The accumulated other comprehensive income shown in the Company’s condensed consolidated balance sheets includes the unrealized loss on the cash flow hedge, unrealized gain (loss) on securities and accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended
	November 30,	November 30,
$ in thousands	2006	2005
Comprehensive income:
Net earnings	$1,783	$511
Other comprehensive income:
Unrealized gain (losses) on securities, net of tax	28	(31)
Unrealized loss on cash flow hedge, net of tax	(155)	—
Foreign currency translation	60	365

Total comprehensive income	$1,716	$845

(9) Guarantees and Warranties
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $1.9 million, $2.3 million and $1.6 million at November 30, 2006 and 2005 and August 31, 2006, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users. Under this guarantee, the Company’s exposure is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on this pool guarantee is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $0.9 million, $1.3 million and $0.8 million at November 30, 2006 and 2005 and August 31, 2006, respectively. The Company will no longer provide new guarantees under this arrangement. The Company continues to guarantee loans in the pool of record as of February 28, 2006. The guarantee will be released as payments are made against those loans.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $1.0 million, $1.0 million and $0.8 million at November 30, 2006 and 2005 and August 31, 2006, respectively.
     The Company recorded, at estimated fair value, deferred revenue of $13,000 at November 30, 2006, compared to $62,000 at November 30, 2005 and $25,000 at August 31, 2006, classified with other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $150,000, $118,000, and $110,000 at November 30, 2006 and 2005, and August 31, 2006, respectively classified with other current liabilities, for estimated losses on such guarantees.
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
The following tables provide the changes in the Company’s product warranties:

	For the three-months ended
	November 30,
$ in thousands	2006	2005
Warranties:
Product warranty accrual balance, beginning of period	$1,996	$2,456
Liabilities accrued for warranties during the period	375	277
Warranty claims paid during the period	(477)	(337)

Product warranty accrual balance, end of period	$1,894	$2,396

(10) Retirement Plan
The Company has a supplemental non-qualified, unfunded retirement plan for two current and four former executives. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	For the three-months ended
	November 30,	November 30,
$ in thousands	2006	2005
Net periodic benefit cost:
Service cost	$8	$5
Interest cost	77	67
Net amortization and deferral	40	39

Total net periodic benefit cost	$125	$111

(11) Commitments and Contingencies
In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $205,000, $133,000 and $218,000 at November 30, 2006 and 2005 and August 31, 2006, respectively.
(12) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.
     The effective rate for the income tax provision for the three-months ended November 30, 2006 and 2005 was 35.02% and 35.48%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate, which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
     The effective tax rate for the income tax provision for the three-months ended November 30, 2006 decreased as compared to the same period in 2005. The decrease in the effective tax rate consisted of a 3.57% higher blended state rate for the three-months ended November 30, 2006 than the same period in fiscal 2005; offset by a 4.04% increase in the effective rate during the three-months ended November 30, 2005 resulting from a state examination during the period.
(13) Acquisitions
On June 1, 2006, Lindsay completed the acquisition of Barrier Systems, Inc. (“BSI”) and its subsidiary Safe Technologies, Inc. through the merger of a wholly owned subsidiary of Lindsay with and into BSI (the “Merger”). As a result, BSI has become a wholly owned subsidiary of Lindsay. BSI is engaged in the manufacture of roadway barriers and traffic flow products that are used to reduce traffic congestion and enhance safety.
     Total cash merger consideration paid to the stockholders of BSI and holders of options to acquire BSI stock was $35.0 million. Of the cash merger consideration, $3.5 million was held in escrow to secure the indemnification obligations of the shareholders and option holders of BSI and $1.0 million was held in escrow pending calculation of the final merger consideration based on the adjusted net assets of BSI at closing. After completion of the closing balance sheet, the purchase price was reduced by approximately $1.2 million related to the net asset test discussed above. The Company funded the payment of the merger consideration using a combination of its own working capital and borrowing under a new credit agreement. The total purchase price has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).
(14) Subsequent Event
On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of Flagship Holding Ltd along with certain shares of Snoline, S.P.A. (“Snoline”), a subsidiary of Flagship. As a result, Snoline, a leading European designer and manufacturer of highway marking and safety equipment based in Milan, Italy, became an indirect subsidiary of Lindsay.
     Total cash consideration to be paid to the selling stockholders was approximately 12.5 million Euros (approximately $16.5 million). The purchase price was financed with approximately $3.3 million of cash on hand and borrowing under a new $13.2 million Term Note and Credit Agreement entered into by Lindsay Italia S.R.L. with Wells Fargo Bank, N.A. (collectively, the “Credit Agreement”).
     Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 4.7% through an interest rate swap transaction entered into with Wells Fargo Bank, N.A. Lindsay Italia S.R.L. also entered into a cross-currency swap agreement with Wells Fargo Bank, N.A. in order to fix the conversion rate of Euros to dollars for the Credit Agreement at 1.3195. Principal is repaid quarterly in equal payments of $471,250 over a seven year period commencing March 27, 2007. All borrowings under the Credit Agreement are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company.
     The Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Credit Agreement, including a change in control of Lindsay (as defined in the Credit Agreement), all amounts due there under may be declared to be immediately due and payable.

ITEM 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2007 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2006. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. Disclosure of these critical accounting policies is incorporated by reference under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2006. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three-months ended November 30, 2006.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets infrastructure products, including movable barriers for lane management to reduce traffic congestion and improve safety through its wholly owned subsidiary, Barrier Systems, Inc (“BSI”). In addition, the Company produces crash cushions and specialty barriers to improve motorist and highway worker safety, large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 7 to the condensed consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, South Africa and China, which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in southern Africa. The Company leases a warehouse facility in Beijing, China.
     BSI is located in Rio Vista, California, and manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company on June 1, 2006.

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
Results of Operations
For the Three-Months ended November 30, 2006
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three-months ended November 30, 2006 and 2005. It should be read together with the industry segment information in Note 7 to the condensed consolidated financial statements:

	For the three-months ended
			Percent
	November	November	Increase
($ in thousands)	2006	2005	(decrease)
Consolidated
Operating revenues	$51,532	$39,504	30.4%
Cost of operating revenues	$39,067	$32,077	21.8
Gross profit	$12,465	$7,427	67.8
Gross margin	24.2%	18.8%
Operating expenses	$9,854	$7,064	39.5
Operating income	$2,611	$363	619.3
Operating margin	5.1%	0.9%
Interest expense	$(487)	$(17)	2,764.7
Interest income	$636	$444	43.2
Other, net	$(16)	$2	(900.0)
Income tax provision	$961	$281	242.0
Effective income tax rate	35.02%	35.48%
Net earnings	$1,783	$511	248.9
Irrigation Equipment Segment
Operating revenues	$37,972	$34,142	11.2
Operating income(1)	$4,115	$3,780	8.9
Operating margin	11.0%	11.1%
Infrastructure Products Segment
Operating revenues	$13,560	$5,362	153.0
Operating income (1)	$4,737	$799	492.9
Operating margin	33.3%	14.9%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for the three-months ended November 30, 2006 increased by $12.0 million or 30% over the same prior year period. Revenues for the first quarter of fiscal 2007 increased for both the irrigation and infrastructure segments.
     Domestic irrigation revenues of $25.7 million increased $2.6 million or 11% from the same prior year period. During the quarter, commodity prices for the primary agricultural commodities for which the Company’s equipment is used strengthened. Corn prices have nearly doubled over same time last year, largely driven by demand increases due to its use in ethanol production. Recent USDA estimates place corn usage for ethanol production at approximately 18% of total corn usage for the 2006-2007 crop year and 34% higher than in the previous year, reducing corn inventories to less than one-half the levels of a year ago. Additionally beneficial for farmers, soybean prices are up over 20% and wheat is up more than 40% from prices at the same time last year. While crop prices are higher, Net Farm Income is estimated to be down 20% due to lower livestock revenues, lower subsidies and higher input costs.
     International irrigation revenues for the three-months ended November 30, 2006 of $12.2 million increased $1.3 million or 12% as compared to the same prior year period. The Company continues to have strong sales in Australia and New Zealand, and the Company experienced strong revenues in the Middle East during the quarter. Revenues from its operations in

Europe, South America, and Africa were below the same quarter of last year, however the Company has seen some recent strengthening in Europe and Africa.
     Infrastructure products segment revenues for the three-months ended November 30, 2006 of $13.6 million increased $8.2 million from the same prior year period. On June 1, 2006, the Company completed the acquisition of BSI. This acquisition contributed substantially all of the revenue increase in the infrastructure segment. Through its infrastructure business, the Company generates revenues from road and railroad expansion, and projects to improve road safety and traffic flow.
Gross Margin
Gross margin was 24.2% for the three-months ended November 30, 2006 compared to 18.8% for the same prior year period. The improved margin resulted from the inclusion of higher margin BSI products.
Operating Expenses
Operating expenses of $9.9 million for the three-months ended November 30, 2006 were $2.8 million higher than the same prior year period. The increase in operating expenses for the first quarter is primarily attributable to the inclusion of BSI, as well as higher medical expenses and higher compensation related expenses.
Interest Income, Other Income, and Taxes
Interest expense during the three-months ended November 30, 2006 of $487,000 increased $470,000 from the $17,000 recognized during the same period of fiscal 2005. The borrowing incurred in order to finance the acquisition of BSI. in the fourth quarter of fiscal 2006 accounted for $447,000 of this increase.
     Interest income during the three-months ended November 30, 2006 of $636,000 increased 43% from the $444,000 earned during the same period of fiscal 2005. The increase is primarily the result of increased interest income from higher interest rates when compared to the average rate earned in the prior year period for tax-exempted municipal bonds.
     Other income (expense), net during the three-months ended November 30, 2006 decreased $18,000 when compared to the same period in fiscal 2005.
     The effective rate for the income tax provision for the three-months ended November 30, 2006 and 2005 was 35.02% and 35.48%, respectively. Overall, currently the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
     The effective tax rate for the income tax provision for the three-months ended November 30, 2006 decreased as compared to the same period in 2005. The decrease in the effective tax rate consisted of a 3.57% higher blended state rate for the three-months ended November 30, 2006 than the same period in fiscal 2005; offset by a 4.04% increase in the effective rate in the three-months ended November 30, 2005 resulting from a state tax examination during the period.
Net Earnings
Net earnings were $1.8 million or $0.15 per diluted share, for the three-months ended November 30, 2006, compared with $511,000 or $0.04 per diluted share, for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. Historically, the Company has met its liquidity needs and financed all capital expenditures exclusively from its available cash and funds provided by operations.
     The Company’s cash and cash equivalents and marketable securities totaled $45.9 million at November 30, 2006 compared with $49.3 million at November 30, 2005. The Company’s marketable securities consist primarily of tax exempt investment grade municipal bonds.
     Cash flows used in operations totaled $11.9 million during the three-months ended November 30, 2006, compared to $4.0 million used in operations during the same prior year period. The $7.8 million increase in cash flows used in operations was primarily due to a $4.2 million increase in cash used by receivables, $4.3 million increase in cash used by inventory, and a $2.1 million increase in cash used by current taxes payable. This cash used in operations was offset by a $1.3 million increase in cash provided by net income and a $1.4 million increase in cash provided by accounts payable.
     Cash flows used in investing activities totaled $11.4 million during the three-months ended November 30, 2006 compared to cash flows provided by investing activities of $1.0 million during the same prior year period. This increase in use of cash was primarily due to net purchases of $10.2 million of marketable securities.
     Capital expenditures were $1.2 million and $0.8 million during the three-months ended November 30, 2006 and 2005, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. Capital expenditures for fiscal 2007 are expected to be approximately $6.0 to $7.0 million and will be used to improve the Company’s existing facilities, expand its manufacturing capacities, integrate and grow the acquired businesses and increase productivity.

     Cash flows used in financing activities totaled $0.5 million during the three-months ended November 30, 2006 compared to $0.7 million used during the same prior year period. The decrease in cash used in financing is due primarily to the proceeds from issuance of common stock under the stock option plan of $1.2 million, offset by a $1.1 million increase in cash used for a principal payment on long-term borrowings.
     The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million, for working capital purposes. As of November 30, 2006, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points (all inclusive, 4.8% at November 30, 2006).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Credit Agreement”) to partially finance the acquisition of BSI. Borrowings under the BSI Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006. The BSI Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the BSI Credit Agreement, including a change in control of the Company (as defined in the BSI Credit Agreement), all amounts due there under may be declared to be immediately due and payable. As of November 30, 2006, the Company is in compliance with all covenants.
     On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, entered into an unsecured $13.2 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. (the “Snoline Credit Agreement”). Borrowings under the Snoline Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 4.7% through an interest rate swap transaction entered into with Wells Fargo Bank, N.A. Lindsay Italia S.R.L. also entered into a cross-currency swap agreement with Wells Fargo Bank, N.A. in order to fix the conversion rate of dollars to Euros for the Snoline Credit Agreement at 1.3195. Principal is repaid quarterly in equal payments of $471,250 over a seven year period commencing March 27, 2007. All borrowings under the Snoline Credit Agreement are secured by the acquired shares of Flagship and Snoline and is guaranteed by the Company. The Credit Agreement contains certain covenants, including covenants relating to the Company’s financial condition. Upon the occurrence of any event of default specified in the Snoline Credit Agreement, including a change in control of Lindsay (as defined in the Snoline Credit Agreement), all amounts due there under may be declared to be immediately due and payable.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
Off-Balance Sheet Arrangements
The Company has certain off balance sheet arrangements as described in Note P to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006. The Company does not believe these arrangements are reasonably likely to have a material effect on the Company’s financial condition.
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and commercial commitments described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, on December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of Lindsay Corporation, entered into an unsecured $13.2 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. See further discussion in Note 14, Subsequent Event regarding the Snoline acquisition.
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
Recently Issued Accounting Pronouncements
On July 13, 2006, the FASB issued interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No 109.” The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective for the Company beginning fiscal year 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the first fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
     On June 28, 2006, the Task Force reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 consists of how taxes assessed by a governmental authority within the scope of EITF 06-3 should be presented in the income statement (that is, gross versus net presentation). EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
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

     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars was not hedged as of November 30, 2006.
     The Company has interest rate risk due to the variable rate interest on the credit facility it used to partially finance the acquisition of BSI in June 2006 and the $13.2 million credit facility it used to partially finance the acquisition of Snoline in December 2006. To mitigate the interest rate risks on these borrowings, the Company entered into interest-rate swap derivative instruments with the lender. The Company does not enter into derivative instruments for any purpose other than cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.
ITEM 4 – Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2006.
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
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $205,000, $133,000 and $218,000 at November 30, 2006, November 30, 2005, and August 31, 2006, respectively.
ITEM 1A – Risk Factors
There have been no material changes in our risk factors as described on pages 8 & 9 in our Form 10-K for the fiscal year ended August 31, 2006.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended November 30, 2006; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 3 – Defaults Upon Senior Securities
     None
ITEM 4 – Submission of Matters to a Vote of Security Holders
     None
ITEM 5- Other Information
     None
ITEM 6 – Exhibits
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

4(a)	Specimen Form of Common Stock Certificate.*

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

* - filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of January 2007.

LINDSAY CORPORATION

By: Name:	/s/ david b. downing David B. Downing
Title	: Senior Vice President, Chief Financial Officer
(Principal Financial Officer)