Form 10-Q
period 2007-02-28
LINDSAY CORP
filed 2007-04-09
CIK 836157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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

402-428-2131 Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2007, 11,637,344 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

Page No.
Part I – FINANCIAL INFORMATION

ITEM 1 – Condensed Consolidated Financial Statements

Consolidated Balance Sheets, February 28, 2007 and 2006 and August 31, 2006	3

Consolidated Statements of Operations for the three-months and six-months ended February 28, 2007 and 2006	4

Consolidated Statements of Cash Flows for the six-months ended February 28, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-13

ITEM 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-20

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4 – Controls and Procedures	21

Part II – OTHER INFORMATION

ITEM 1 - Legal Proceedings	21

ITEM 1A - Risk Factors	21

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3 - Defaults Upon Senior Securities	22

ITEM 4 - Submission of Matters to a Vote of Security Holders	22

ITEM 5 - Other Information	22

ITEM 6 - Exhibits	22

SIGNATURE	23

Part I – FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
February 28, 2007 and 2006 and August 31, 2006

	(Unaudited)	(Unaudited)
	February	February	August
($ in thousands, except par values)	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,346	$26,907	$43,344
Marketable securities	16,147	13,104	10,179
Receivables, net (net of allowance, $829, $574 and $595, respectively)	52,136	35,999	38,115
Inventories, net	44,800	26,292	26,818
Deferred income taxes	5,172	3,948	—
Other current assets	6,187	4,539	3,947

Total current assets	139,788	110,789	122,403

Long-term marketable securities	473	10,925	5,778
Property, plant and equipment, net	36,629	17,551	26,981
Other intangible assets, net	26,870	595	20,998
Goodwill, net	12,579	1,393	11,129
Other noncurrent assets	4,507	4,945	4,945

Total assets	$220,846	$146,198	$192,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,530	$14,215	$9,565
Current portion of long-term debt	7,285	—	4,286
Other current liabilities	21,766	14,743	23,619

Total current liabilities	46,581	28,958	37,470

Pension benefits liabilities	5,094	5,217	5,003
Long-term debt	34,881	—	25,714
Other noncurrent liabilities	8,418	169	3,147

Total liabilities	94,974	34,344	71,334

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized:
17,685,792, 17,573,531 and 17,600,686 shares issued and outstanding in February 2007 and 2006 and August 2006, respectively)	17,686	17,573	17,600
Capital in excess of stated value	8,173	4,500	5,896
Retained earnings	195,102	184,290	192,319
Less treasury stock (at cost, 6,048,448 shares)	(96,547)	(96,547)	(96,547)
Accumulated other comprehensive income, net	1,458	2,038	1,632

Total shareholders’ equity	125,872	111,854	120,900

Total liabilities and shareholders’ equity	$220,846	$146,198	$192,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months and six-months ended February 28, 2007 and 2006
(Unaudited)

	Three-Months Ended		Six-Months Ended
	February	February	February	February
(in thousands, except per share amounts)	2007	2006	2007	2006
Operating revenues	$63,674	$54,912	$115,206	$94,416
Cost of operating revenues	49,219	45,048	88,286	77,125

Gross profit	14,455	9,864	26,920	17,291

Operating expenses:
Selling expense	4,346	2,884	7,959	5,732
General and administrative expense	5,459	4,285	10,894	7,854
Engineering and research expense	939	607	1,745	1,254

Total operating expenses	10,744	7,776	20,598	14,840

Operating income	3,711	2,088	6,322	2,451

Other income (expense):
Interest expense	(532)	(115)	(1,019)	(132)
Interest income	426	551	1,062	995
Other, net	10	(20)	(6)	(18)

Earnings before income taxes	3,615	2,504	6,359	3,296

Income tax provision	1,103	787	2,064	1,068

Net earnings	$2,512	$1,717	$4,295	$2,228

Basic net earnings per share	$0.22	$0.15	$0.37	$0.19

Diluted net earnings per share	$0.21	$0.15	$0.36	$0.19

Average shares outstanding	11,630	11,522	11,604	11,521
Diluted effect of stock equivalents	305	174	297	163

Average shares outstanding assuming dilution	11,935	11,696	11,901	11,684

Cash dividends per share	$0.065	$0.060	$0.130	$0.120

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-months ended February 28, 2007 and 2006
(Unaudited)

	February	February
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,295	$2,228
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,296	1,661
Amortization of marketable securities premiums, net	26	126
(Gain) loss on sale of property, plant and equipment	(23)	30
Provision for uncollectible accounts receivable	(2)	36
Deferred income taxes	848	(239)
Stock-based compensation expense	1,023	741
Other, net	65	(65)
Changes in assets and liabilities:
Receivables, net	(9,048)	(6,448)
Inventories, net	(15,147)	(6,824)
Other current assets	(2,153)	(1,392)
Accounts payable	3,810	7,503
Other current liabilities	(2,431)	1,223
Current taxes payable	(2,172)	(251)
Other noncurrent assets and liabilities	151	292

Net cash used in operating activities	(17,462)	(1,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,446)	(1,772)
Proceeds from sale of property, plant and equipment	31	81
Acquisition of business	(17,394)	—
Sale of equity investment	—	354
Purchases of marketable securities available-for-sale	(60,300)	—
Proceeds from maturities of marketable securities available-for-sale	59,680	5,113

Net cash (used in) provided by investing activities	(22,429)	3,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	1,451	93
Principal payments on long-term borrowing	(2,143)	—
Increase in borrowing	14,309	—
Excess tax benefits from stock-based compensation	(197)	—
Dividends paid	(1,512)	(1,382)

Net cash provided by (used in) financing activities	11,908	(1,289)

Effect of exchange rate changes on cash	(15)	235

Net (decrease) increase in cash and cash equivalents	(27,998)	1,343
Cash and cash equivalents, beginning of period	43,344	25,564

Cash and cash equivalents, end of period	$15,346	$26,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by U.S. generally accepted accounting principles. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2006.
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
(2) Net Earnings per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options, restricted stock units and performance stock units.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
     For both the three-months and six-months ended February 28, 2007, all stock options, restricted stock units, and performance stock units had a dilutive effect; no stock options, restricted stock units, or performance stock units were excluded from the diluted net earnings per share. For the three-months and six-months ended February 28, 2006, there were 423,706 and 428,706 shares of stock options and restricted stock units excluded from the calculation of net earnings per share, respectively. The weighted average price of the excluded shares was $25.01, with expiration dates ranging from September 2007-August 2015.
(3) Acquisitions
On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of both Flagship Holding Ltd. (“Flagship”) and Snoline, S.P.A. (“Snoline”), a subsidiary of Flagship. As a result, Snoline, a leading European designer and manufacturer of highway marking and safety equipment based in Milan, Italy, became an indirect subsidiary of Lindsay.
     Total cash consideration paid to the selling stockholders was 12.5 million Euros (approximately $16.5 million). The purchase price was financed with approximately $3.3 million of cash on hand and borrowing under a new $13.2 million Term

Note and Credit Agreement entered into by Lindsay Italia S.R.L. with Wells Fargo Bank, N.A., described in Note 9, Credit Arrangements. The total purchase price has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Pro forma data is not presented for the Snoline acquisition, as it was considered immaterial.
(4) Comprehensive Income
The accumulated other comprehensive income, net of tax, shown in the Company’s condensed consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain (loss) on securities and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended		For the six-months ended
	February	February	February	February
$ in thousands	2007	2006	2007	2006
Comprehensive income:
Net earnings	$2,512	$1,717	$4,295	$2,228
Other comprehensive income:
Unrealized gain on securities, net of tax	15	37	43	6
Minimum pension liability, net of tax	(20)	—	(20)	—
Unrealized gain (loss) on cash flow hedges, net of tax	53	—	(102)	—
Foreign currency translation	(155)	492	(95)	857

Total comprehensive income	$2,405	$2,246	$4,121	$3,091

(5) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.
     The effective rate for the income tax provision for the three-months ended February 28, 2007 and 2006 was 30.51% and 31.43%, respectively. The 0.92 point net decrease in the effective tax rate consisted of a decrease resulting from amending federal and state returns for two years offset by a slight increase in the mix of income in subsidiaries with higher blended state rates. The amended federal and state returns were amended for one particular deduction that was not claimed on the filed tax returns.
     The effective rate for the income tax provision for the six-months ended February 28, 2007 and 2006 was 32.46% and 32.40%, respectively. Overall, the Company benefits from a U.S. effective tax rate, which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
(6) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At February 28, 2007, a single financial institution held substantially all the Company’s cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company classifies investment securities as available-for-sale and carries such investment securities at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months and six-months ended February 28, 2007 and 2006. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.

Proceeds, gains, and losses from maturities or sales of available-for-sale securities are as follows:

	Three-months ended		Six-months ended
	February 28,		February 28,
$ in thousands	2007	2006	2007	2006
Proceeds from maturities	$25,620	$3,308	$59,680	$5,113
Gross realized gains	$—	$—	$—	$—
Gross realized (losses)	$—	$—	$—	$—
Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	(losses)	Fair value
As of February 28, 2007:
Due within one year	$16,216	$—	$(69)	$16,147
Due after one year through five years	483	—	(10)	473

	$16,699	$—	$(79)	$16,620

As of February 28, 2006:
Due within one year	$13,165	$9	$(70)	$13,104
Due after one year through five years	11,075	5	(155)	10,925

	$24,240	$14	$(225)	$24,029

As of August 31, 2006:
Due within one year	$10,238	$3	$(62)	$10,179
Due after one year through five years	5,867	—	(89)	5,778

	$16,105	$3	$(151)	$15,957

(7) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at its BSI, Snoline and China warehouse locations. Cost is determined by the weighted average method for inventories at the Company’s other operating locations in Washington State, France, Brazil and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	February	February	August
$ in thousands	2007	2006	2006
Inventory:
First-in, first-out (FIFO) inventory	$30,053	$21,387	$16,301
LIFO reserves	(6,435)	(4,417)	(5,032)

LIFO inventory	23,618	16,970	11,269

Weighted average inventory	11,646	9,912	8,491
Other FIFO inventory	10,157	—	7,694
Obsolescence reserve	(621)	(590)	(636)

Total inventories	$44,800	$26,292	$26,818

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February	February	August
	2007	2006	2006
Raw materials	18%	17%	39%
Work in process	9%	7%	17%
Finished goods and purchased parts	73%	76%	44%
(8) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

	February	February	August
$ in thousands	2007	2006	2006
Property, plant and equipment:
Land	$1,480	$336	$1,222
Buildings	18,808	10,665	12,229
Equipment	46,764	41,585	43,687
Other
	6,137	5,195	4,562

Total property, plant and equipment	73,189	57,781	61,700
Accumulated depreciation and amortization	(42,934)	(40,230)	(41,402)

Property, plant and equipment, net	$30,255	$17,551	$20,298

Rental property:
Machines	$2,322	$—	$2,322
Barriers	4,519	—	4,519

Total rental property	6,841	—	6,841
Accumulated depreciation and amortization	(467)	—	(158)

Total rental property, net	6,374	—	6,683

Property, plant and equipment, net	$36,629	$17,551	$26,981

Depreciation expense was $1.2 million and $796,000 for the three-months ended February 28, 2007 and 2006 and $2.2 million and $1.5 million for the six-months ended February 28, 2007 and 2006, respectively.
(9) Credit Arrangements
(a) Euro Line of Credit
The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately US $3.0 million, for working capital purposes (the “Euro Line of Credit”). As of February 28, 2007, there was $1.1 million outstanding on the Euro Line of Credit, which was classified in the current portion of long-term debt. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the lending banks as Euro LIBOR plus 200 basis points (all inclusive, 5.1% at February 28, 2007).
(b) BSI Term Note
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective as of June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a variable rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September, 2006. The BSI Term Note contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the BSI Term Note, including a change in control of the Company (as defined in the BSI Term Note), all amounts due thereunder may be declared immediately due and payable.
(c) Snoline Term Note
     The Company entered into an unsecured $13.2 million Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline, described in Note 3, Acquisitions.

     Borrowings under the Snoline Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $471,250 over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Credit Agreement are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company. The Snoline Term Note contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Snoline Term Note, including a change in control of the Company (as defined in the Snoline Term Note), all amounts due thereunder may be declared immediately due and payable.
Term notes payable consists of the following:

	February	February	August
($ in thousands)	2007	2006	2006
Term notes payable	$42,166	$—	$30,000
Less current portion	(7,285)	—	(4,286)

Term notes payable less current portion	$34,881	$—	$25,714

Interest expense was $532,000 and $115,000 for the three-months ended February 28, 2007 and 2006 and $1.0 million and $132,000 for the six-months ended February 28, 2007 and 2006, respectively.
Principal payments due on the term notes are as follows:

2007	$6,171
2008	6,171
2009	6,171
2010	6,171
2011	6,171
Thereafter	11,311

$42,166

(10) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.
     In order to reduce interest rate risk on the BSI Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that converts the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the six-months ended February 28, 2007, there were no amounts recorded in the condensed consolidated statement of operations in relation to this interest rate swap. Similarly, for the Snoline Term Note, the variable interest rate was converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Credit Agreement at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the three-months ended February 28, 2007, there were no amounts recorded in the condensed consolidated statement of operations in relation to this cross currency swap.
     The Company accounts for these derivative instruments in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under FAS 133 and, accordingly, changes in the fair value of the are reported in accumulated other comprehensive income, net of related income tax effects.
(11) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five-year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $204,000, $176,000 and $218,000 at February 28, 2007 and 2006 and August 31, 2006, respectively.
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

	For the three-months ended		For the six-months ended
	February 28,	February 28,	February 28,	February 28,
$ in thousands	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$8	$5	$16	$10
Interest cost	77	67	154	134
Net amortization and deferral	40	39	80	78

Total net periodic benefit cost	$125	$111	$250	$222

(13) Guarantees and Warranties
Guarantees of Customer Equipment Financing In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $1.3 million, $2.1 million and $1.6 million at February 28, 2007 and 2006 and August 31, 2006, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users. Under this agreement, the Company’s exposure is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on these pool guarantees is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $0.6 million, $1.1 million and $0.8 million at February 28, 2007 and 2006 and August 31, 2006, respectively. The Company will no longer provide new guarantees under this arrangement. The Company continues to guarantee loans in the pool of record as of February 28, 2006. The guarantee will be released as payments are made against those loans.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $0.7 million, $1.0 million and $0.8 million at February 28, 2007 and 2006 and August 31, 2006, respectively. The Company recorded, at estimated fair value, deferred revenue of $5,000 at February 28, 2007, compared to $61,000 at February 28, 2006 and $25,000 at August 31, 2006, classified within other current liabilities, for these guarantees.

The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $153,000, $166,000, and $110,000 at February 28, 2007 and 2006, and August 31, 2006, respectively classified within other current liabilities, for estimated losses on such guarantees.
Product Warranties
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims. During the second quarter, the Company had a change in estimate of approximately $290,000, reducing the estimated liability for the end-gun solenoid campaign announced in the fourth quarter of fiscal 2005. This reserve is classified within other current liabilities.
The following tables provide the changes in the Company’s product warranties:

	For the three-months ended
	February 28,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of period	$1,894	$2,396
Liabilities accrued for warranties during the period	(71)	616
Warranty claims paid during the period	(233)	(573)

Product warranty accrual balance, end of period	$1,590	$2,439

	For the six-months ended
	February 28,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of period	$1,996	$2,456
Liabilities accrued for warranties during the period	304	893
Warranty claims paid during the period	(710)	(910)

Product warranty accrual balance, end of period	$1,590	$2,439

(14) Industry Segment Information
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
     The Company has no single major customer representing 10% or more of its total revenues during the six-months ended February 28, 2007 or 2006, respectively.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended February 28,
($ in millions )	2007	2006
Operating revenues:
Irrigation	$50,937	$49,181
Infrastructure	12,737	5,731

Total operating revenues	$63,674	$54,912

Operating income:
Irrigation	$6,868	$5,968
Infrastructure	3,241	1,012

Segment operating income	10,109	6,980
Unallocated general & administrative and engineering & research expenses	6,398	4,892
Interest and other income, net	(96)	416

Earnings before income taxes	$3,615	$2,504

	For the six-months ended February 28,
($ in millions )	2007	2006
Operating revenues:
Irrigation	$88,909	$83,323
Infrastructure	26,297	11,093

Total operating revenues	$115,206	$94,416

Operating income:
Irrigation	$11,666	$9,748
Infrastructure	7,295	1,811

Segment operating income	18,961	11,559
Unallocated general & administrative and engineering & research expenses	12,639	9,108
Interest and other income, net	37	845

Earnings before income taxes	$6,359	$3,296

(15) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
     On December 1, 2006, the Company issued 20,361 performance shares under its 2006 Long-Term Incentive Plan to a select group of employees. A specified number of shares of common stock will be awarded under the terms of the performance share units on November 1, 2009, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. There is a maximum potential for 40,722 shares to be paid out and a potential of zero shares to be paid out if minimum threshold performance measures are not achieved. The performance shares granted to employees have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The recipient of the award is not entitled to receive dividends on the performance shares during the vesting period. Compensation expense will be recognized ratably over the three year vesting period and was an immaterial amount during the quarter ended February 28, 2007.

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
Accounting Policies
In preparing the Company’s condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.
The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2006. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six-months ended February 28, 2007.
Overview
     Lindsay Corporation (“Lindsay” or the “Company”) is a leading provider of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 14 to the condensed consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has foreign sales and production facilities in France, Brazil, South Africa, Italy and China, which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in southern Africa. The Company leases a warehouse facility in Beijing, China.
     Snoline S.P.A., located in Milan, Italy (“Snoline”), was acquired in December 2006, and is engaged in the design and manufacture of road marking and safety equipment for use on roadways.

     Barrier Systems, Inc. (“BSI”) located in Rio Vista, California, manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006.
     Lindsay has two additional operating subsidiaries, including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations (“Irrigation Specialists”). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc., located in Lindsay, Nebraska. Lindsay Transportation, Inc. primarily provides distribution of pivot equipment in the U.S.
Results of Operations
For the Three-Months ended February 28, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three- months ended February 28, 2007 and 2006. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	For the three-months ended
			Percent
	February	February	Increase
($ in thousands)	2007	2006	(decrease)
Consolidated
Operating revenues	$63,674	$54,912	16.0%
Cost of operating revenues	$49,219	$45,048	9.3
Gross profit	$14,455	$9,864	46.5
Gross margin	22.7%	18.0%
Operating expenses	$10,744	$7,776	38.2
Operating income	$3,711	$2,088	77.7
Operating margin	5.8%	3.8%
Interest expense	$(532)	$(115)	362.6
Interest income	$426	$551	(22.7)
Other, net	$10	$(20)	(150.0)
Income tax provision	$1,103	$787	40.2
Effective income tax rate	30.5%	31.4%
Net earnings	$2,512	$1,717	46.3
Irrigation Equipment Segment
Operating revenues	$50,937	$49,181	3.6
Operating income (1)	$6,868	$5,968	15.1
Operating margin	13.5%	12.1%
Infrastructure Products Segment
Operating revenues	$12,737	$5,731	122.2
Operating income (1)	$3,241	$1,012	220.2
Operating margin	25.5%	17.7%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for the three-months ended February 28, 2007 increased by 16% to $63.7 million compared with $54.9 million for the three-months ended February 28, 2006. This increase is attributable to a $1.8 million increase in irrigation equipment revenues and a $7.0 million increase in infrastructure segment revenues.
     Domestic equipment irrigation for the three-months ended February 28, 2007 of $37.2 million increased 2% compared to the same period last year. The increase in revenues was primarily a result of price increases instituted over the past year. Unit volume remained relatively flat as compared to prior year. At the end of the quarter, commodity prices for the primary agricultural commodities on which irrigation equipment is used, were favorable. Corn prices are up 80% over the same time last year, soybean prices are up over 20%, and wheat is up close to 20%. The expansion of ethanol production continues to have a major impact on corn demand. Recent USDA estimates place corn usage for ethanol production at approximately 18% of total corn usage for the 2006-2007 crop year and 34% higher than in the previous year, reducing corn inventories to less than one-half the levels of a year ago. Crop prices are significantly higher and recent USDA estimates place 2007 Net Farm Income up approximately 10% over last year, even with increases in input costs. Farmers are generally optimistic about this crop season, with a higher portion of farm income coming from crop receipts. The Company believes the higher crop prices, improved farm income, and improved farmer sentiment create favorable market conditions for irrigation equipment sales. Unfavorably cold, wet weather during the second quarter of fiscal 2007 hindered farmers’ ability to get new irrigation equipment into the fields in many of our key domestic markets.
     International irrigation equipment revenues for the three-months ended February 28, 2007 of $13.7 million increased 8% from $12.7 million as compared to the same prior year period. The Company continues to have strong sales in Australia, New Zealand, and the Middle East during the quarter. Revenues from South America significantly improved due in part to high soybean prices and strengthening farm economy in Brazil.
     Infrastructure products segment revenues for the three-months ended February 28, 2007 of $12.7 million increased $7.0 million from the same prior year period. The increase in revenues is attributable to both the inclusion of BSI, acquired in the fourth quarter of fiscal 2006 and Snoline, acquired on December 27, 2006. Snoline expands the Company’s presence in crash cushions and other road-safety products in Europe. This acquisition also allows the Company to negate the license fee paid by BSI to Snoline for marketing their crash-cushion technology. In addition, the Company believes there will be opportunities to sell Snoline’s products throughout the world through BSI’s distribution channel and to expand BSI’s market in Europe through Snoline.
Gross Margin
     Gross profit was $14.5 million for the three-months ended February 28, 2007, an increase of $4.6 million as compared to the three-months ended February 28, 2006. Gross margin was 22.7% for the three-months ended February 28, 2007 compared to 18.0% for the same prior year period. The gross margin improvement was primarily a result of significantly improved irrigation margins in North America. During the quarter, input costs for irrigation equipment were fairly stable supporting improved selling margins. In the infrastructure segment, selling margins were better than the same quarter last year, due to the inclusion of sales of BSI and Snoline products which have higher margins than other products produced by the infrastructure segment. However, they were below the first quarter of this fiscal year and below the Company’s expectations due to lower barrier leasing revenue, which was affected by project timing and weather.
Operating Expenses
Operating expenses of $10.7 million for the three-months ended February 28, 2007 were $3.0 million higher than the same prior year period. The increase in operating expenses for the second quarter is primarily attributable to the inclusion of the operating expenses of BSI and Snoline.
Interest Income, Other Income, and Taxes
Interest expense during the three-months ended February 28, 2007 of $532,000 increased $417,000 from the $115,000 recognized during the same period of fiscal 2006. The increase in interest expense was primarily due to the borrowing incurred to finance the acquisitions of BSI and Snoline.
     Interest income during the three-months ended February 28, 2007 of $426,000 decreased 23% from the $551,000 earned during the same period of fiscal 2006. The decrease is primarily the result of lower interest bearing deposits and bond balances compared to the prior year period. Interest bearing deposit balances were lower due to working capital needs of the business, in addition a portion of the Snoline acquisition was funded with cash.
     Other income (expense), net during the six-months ended February 28, 2007 increased $30,000 when compared to the same period in fiscal 2006.
     The effective rate for the income tax provision for the three-months ended February 28, 2007 and 2006 was 30.51% and 31.43%, respectively. The 0.92 point net decrease in the effective tax rate consisted of a decrease resulting from amending federal and state returns for two years offset by a slight increase in the mix of income in subsidiaries with higher blended state rates. The amended federal and state returns were amended for one particular deduction that was not claimed on the filed tax returns. Overall, currently the Company benefits from a U.S. effective tax rate, which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
Net Earnings
Net earnings were $2.5 million or $0.21 per diluted share for the three-months ended February 28, 2007, compared with $1.7 million or $0.15 per diluted share, for the same prior year period.

For the Six-Months ended February 28, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the six-months ended February 28, 2007 and 2006. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	For the six-months ended
			Percent
	February	February	Increase
($ in thousands)	2007	2006	(decrease)
Consolidated
Operating revenues	$115,206	$94,416	22.0%
Cost of operating revenues	$88,286	$77,125	14.5
Gross profit	$26,920	$17,291	55.7
Gross margin	23.4%	18.3%
Operating expenses	$20,598	$14,840	38.8
Operating income	$6,322	$2,451	157.9
Operating margin	5.5%	2.6%
Interest expense	$(1,019)	$(132)	672.0
Interest income	$1,062	$995	6.7
Other, net	$(6)	$(18)	(66.7)
Income tax provision	$2,064	$1,068	93.3
Effective income tax rate	32.5%	32.4%
Net earnings	$4,295	$2,228	92.8
Irrigation Equipment Segment
Operating revenues	$88,909	$83,323	6.7
Operating income (1)	$11,666	$9,748	19.7
Operating margin	13.1%	11.7%
Infrastructure Products Segment
Operating revenues	$26,297	$11,093	137.1
Operating income (1)	$7,295	$1,811	302.8
Operating margin	27.7%	16.3%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for the six-months, ended February 28, 2007 increased 22% to $115.2 million compared with $94.4 million for the six-months ended February 28, 2006. This increase is attributable to a $5.6 million increase in irrigation equipment revenues and a $15.2 million increase in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the six-months ended February 28, 2007 increased $3.4 million or 6% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2007 also contributed to the increase in domestic irrigation revenues.
     International irrigation equipment revenues for the six-months ended February 28, 2007 increased $2.2 million or 9% over the first six-months of fiscal 2006. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2007 also contributed to the increase in international irrigation revenues.
     Infrastructure products segment revenues of $26.3 million for the six-months ended February 28, 2007 represented an increase of $15.2 million or 137% from the same prior year period. Management believes that the combination of factors described above in the discussion of the three-months ended February 28, 2007 also contributed to the increase in infrastructure segment revenues.
Gross Margin
Gross profit for the six-months ended February 28, 2007 was $26.9 million an increase of $9.6 million as compared to the same prior year period. Gross margin percentage for the six-months ended February 28, 2007 increased to 23.4% from the

18.3% achieved during the same prior year period. The improved margin is a result of achieving higher margins in the North America irrigation equipment market as compared to the same prior year period, and inclusion of higher margin BSI products.
Operating Expenses
Operating expenses during the first half of fiscal 2007 rose by $5.8 million or 39% from the same prior year period. The increase in operating expenses for the six-months ended February 28, 2007 is primarily attributable to the inclusion of BSI and Snoline.
Interest Income, Other Income, and Taxes
Interest expense during the six-months ended February 28, 2007 of $1.0 million increased $887,000 from the $132,000 recognized during the same period of fiscal 2006. The increase in interest expense was primarily due to the borrowing incurred to finance the acquisition of BSI.
     Interest income during the six-months ended February 28, 2007 of $1.1 million increased 6.73% from the $995,000 earned during the same period of fiscal 2006. The increase is primarily the result of increased interest income from higher interest rates when compared to the average rate earned in the prior year period for tax-exempted municipal bonds.
     Other income (expense), net during the six-months ended February 28, 2007 decreased $12,000 when compared to the same period in fiscal 2006.
     The effective rate for the income tax provision for the six-months ended February 28, 2007 and 2006 was 32.46% and 32.40%, respectively. Overall, the Company benefits from a U.S. effective tax rate, which is lower than the combined federal and state statutory rates primarily due to the federal tax-exempt interest income on its investment portfolio.
Net Earnings
Net earnings were $4.3 million or $0.36 per diluted share, for the six-months ended February 28, 2007, compared with $2.2 million or $0.19 per diluted share, for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures, from its available cash and funds provided by operations along with borrowings under two primary credit arrangements.
     The Company’s cash and cash equivalents and marketable securities totaled $32.0 million at February 28, 2007 compared with $51.0 million at February 28, 2006. The Company’s marketable securities consist primarily of tax-exempt investment grade municipal bonds.
     The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million, for working capital purposes. As of February 28, 2007, there was $1.1 million outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points (all inclusive, 5.1% at February 28, 2007).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Credit Agreement”) to partially finance the acquisition of BSI. Borrowings under the BSI Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period commencing September, 2006. The BSI Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the BSI Credit Agreement, including a change in control of the Company (as defined in the BSI Credit Agreement), all amounts due there under may be declared to be immediately due and payable. As of February 28, 2007, the Company is in compliance with all covenants.
     On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, entered into an unsecured $13.2 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. (the “Snoline Credit Agreement”). Borrowings under the Snoline Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 4.7% through an interest rate swap transaction entered into with Wells Fargo Bank, N.A. Lindsay Italia S.R.L. also entered into a cross-currency swap agreement with Wells Fargo Bank, N.A. in order to fix the conversion rate of dollars to Euros for the Snoline Credit Agreement at 1.3195. Principal is repaid quarterly in equal payments of $471,250 over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Credit Agreement are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company. The Credit Agreement contains certain covenants, including covenants relating to the Company’s financial condition. Upon the occurrence of any event of default specified in the Snoline Credit Agreement, including a change in control of Lindsay (as defined in the Snoline Credit Agreement), all amounts due there under may be declared to be immediately due and payable.

     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows used in operations totaled $17.5 million during the six-months ended February 28, 2007, compared to $1.4 million used in operations during the same prior year period. The $16.1 million increase in cash flows used in operations was primarily due to a $2.6 million increase in receivables, a $8.3 million increase in inventory, a $3.7 million decrease in accounts payable, a $3.7 million decrease in current liabilities and a $1.9 million decrease in current taxes payable. This cash used in operations was offset by $3.7 million increase in cash provided by net income excluding noncash expenses.
     Cash flows used in investing activities totaled $22.4 million during the six-months ended February 28, 2007 compared to cash flows provided by investing activities of $3.8 million during the same prior year period. This increase in use of cash was primarily due to cash used in the purchase of Snoline, which totaled $17.4 million, including direct acquisition costs. In addition, an increase of $2.7 million of cash was used in purchases of property, plant and equipment over the prior year. This was partially offset by a $4.5 million decrease of cash provided by net maturities of marketable securities. Capital expenditures were $4.4 million and $1.8 million during the six-months ended February 28, 2007 and 2006, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. Capital expenditures for fiscal 2007 are expected to be approximately $6.0 to $7.0 million and will be used to improve the Company’s existing facilities, expand its manufacturing capacities, integrate and grow the acquired businesses and increase productivity.
     Cash flows provided by financing activities totaled $11.9 million during the six-months ended February 28, 2007 compared to $1.3 million of cash used by financing activities during the same prior year period. The increase in cash provided by financing is due primarily to $14.3 million, of borrowings for the acquisition of Snoline, offset by a $2.1 million increase in cash used for principal payments on other long-term borrowings.
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
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and commercial commitments described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, on December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of Lindsay Corporation, entered into an unsecured $13.2 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. See further discussion in Note 3, Acquisitions regarding the Snoline acquisition.
Market Conditions and Fiscal 2007 Outlook
Strong agricultural commodity prices, higher Net Farm Income and improved farmer sentiment in the United States are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the federal highway program legislation enacted in 2005 to have a favorable impact on the infrastructure segment in fiscal 2007. Demand for the Company’s products may however, be adversely affected by variable factors such as weather, crop prices and legislative action. The Company will continue to create shareholder value by pursuing a balance of acquisitions, organic growth opportunities, share repurchases and dividend payments.
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
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
     On June 28, 2006, the Task Force reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 consists of how taxes assessed by a governmental authority within the scope of EITF 06-3 should be presented in the income statement (that is, gross versus net presentation). EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently uses the net presentation method and does not anticipate changing its current practice. In addition, the adoption of this EITF will not have a material impact on the Company’s consolidated financial statements.
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
     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars was not hedged as of February 28, 2007.
     The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.
     In order to reduce interest rate risk on the $30 million Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that converts the variable interest rate on the entire amount of these borrowings to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Similarly, for the Snoline Term Note, the variable interest rate has been converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Credit Agreement at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

ITEM 4 – Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2007.
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
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, a second five year review of the status of the remediation of the contamination of the site was conducted by the Company and the EPA. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related liabilities recognized were $204,000, $176,000 and $218,000 at February 28, 2007, February 28, 2006, and August 31, 2006, respectively.
ITEM 1A – Risk Factors
There have been no material changes in our risk factors as described on pages 8 & 9 in our Form 10-K for the fiscal year ended August 31, 2006.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended February 28, 2007; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 3 – Defaults Upon Senior Securities
     None
ITEM 4 – Submission of Matters to a Vote of Security Holders
The Company’s annual shareholders’ meeting was held on January 29, 2007. The shareholders voted to elect three directors and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2007. In addition to the election of Mr. Buffett, Mr. Welsh and Mr. Nahl as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Christodolou, Mr. McIntosh and Mr. Parod. There were 11,629,703 shares of common stock entitled to vote at the meeting and 10,707,268 shares (92.1%) were represented at the meeting. The voting results were as follows:

1. Election of Directors:	Howard G. Buffett	For– 10,538,944	Withheld– 168,324
	Michael C. Nahl	For– 10,594,618	Withheld– 112,650
	William F. Welsh	For– 10,565,759	Withheld– 141,509
     2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2007.
For– 10,572,168          Against– 126,566          Abstain– 8,534          Broker Non-Vote– None
ITEM 5- Other Information
     None
ITEM 6 – Exhibits

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

4(a)	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q filed on January 8, 2007.

10(a)	Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(b)	Term Note incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(c)	Credit Agreement incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(d)	First Bank Guarantee incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

32(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

*	- filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April 2007.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
Name:	David B. Downing
Title:	Senior Vice President, Chief Financial Officer (Principal Financial Officer)