Form 10-Q
period 2007-05-31
LINDSAY CORP
filed 2007-07-05
CIK 836157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 3, 2007, 11,661,060 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

Page No.
Part I — FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements

Consolidated Balance Sheets, May 31, 2007 and 2006 and August 31, 2006	3

Consolidated Statements of Operations for the three-months and nine-months ended May 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the nine-months ended May 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6-13

ITEM 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition	14-20

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4 - Controls and Procedures	21

Part II — OTHER INFORMATION

ITEM 1 - Legal Proceedings	21

ITEM 1A - Risk Factors	21

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3 - Defaults Upon Senior Securities	21

ITEM 4 - Submission of Matters to a Vote of Security Holders	21

ITEM 5 - Other Information	22

ITEM 6 - Exhibits	22

SIGNATURE	23

Part I — FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
May 31, 2007 and 2006 and August 31, 2006

	(Unaudited)	(Unaudited)
	May	May	August
($ in thousands, except par values)	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$22,774	$30,088	$43,344
Marketable securities	17,434	11,941	10,179
Receivables, net (net of allowance, $933, $573 and $595, respectively)	55,507	42,387	38,115
Inventories, net	45,362	24,803	26,818
Deferred income taxes	5,869	4,441	—
Other current assets	6,777	3,926	3,947

Total current assets	153,723	117,586	122,403

Long-term marketable securities	478	10,857	5,778
Property, plant and equipment, net	37,843	17,489	26,981
Other intangible assets, net	26,410	546	20,998
Goodwill, net	12,029	1,388	11,129
Other noncurrent assets	5,161	5,481	4,945

Total assets	$235,644	$153,347	$192,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,970	$9,726	$9,565
Current portion of long-term debt	6,171	—	4,286
Other current liabilities	28,776	20,515	23,619

Total current liabilities	53,917	30,241	37,470

Pension benefits liabilities	5,141	5,251	5,003
Long-term debt	33,339	—	25,714
Other noncurrent liabilities	8,354	179	3,147

Total liabilities	100,751	35,671	71,334

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized:
17,698,208, 17,584,031 and 17,600,686 shares issued and outstanding in May 2007 and 2006 and August 2006, respectively)	17,698	17,584	17,600
Capital in excess of stated value	9,074	5,144	5,896
Retained earnings	201,823	190,013	192,319
Less treasury stock (at cost, 6,048,448 shares)	(96,547)	(96,547)	(96,547)
Accumulated other comprehensive income, net	2,845	1,482	1,632

Total shareholders’ equity	134,893	117,676	120,900

Total liabilities and shareholders’ equity	$235,644	$153,347	$192,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months and nine-months ended May 31, 2007 and 2006
(Unaudited)

	Three-Months Ended		Nine-months Ended
	May	May	May	May
(in thousands, except per share amounts)	2007	2006	2007	2006
Operating revenues	$93,147	$75,013	$208,353	$169,429
Cost of operating revenues	68,725	57,977	157,011	135,102

Gross profit	24,422	17,036	51,342	34,327

Operating expenses:
Selling expense	4,844	3,530	12,803	9,262
General and administrative expense	6,991	4,446	17,885	12,300
Engineering and research expense	1,073	697	2,818	1,951

Total operating expenses	12,908	8,673	33,506	23,513

Operating income	11,514	8,363	17,836	10,814

Other income (expense):
Interest expense	(826)	(27)	(1,845)	(159)
Interest income	477	538	1,539	1,533
Other, net	370	268	364	250

Earnings before income taxes	11,535	9,142	17,894	12,438

Income tax provision	4,058	2,727	6,122	3,795

Net earnings	$7,477	$6,415	$11,772	$8,643

Basic net earnings per share	$0.64	$0.56	$1.01	$0.75

Diluted net earnings per share	$0.62	$0.55	$0.99	$0.74

Average shares outstanding	11,639	11,529	11,615	11,524
Diluted effect of stock equivalents	346	219	329	174

Average shares outstanding assuming dilution	11,985	11,748	11,944	11,698

Cash dividends per share	$0.065	$0.060	$0.195	$0.180

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-months ended May 31, 2007 and 2006
(Unaudited)

	May	May
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,772	$8,643
Adjustments to reconcile net earnings to net cash used in (provided by) operating activities:
Depreciation and amortization	5,356	2,585
Amortization of marketable securities premiums, net	35	178
(Gain) loss on sale of property, plant and equipment	(23)	37
Provision for uncollectible accounts receivable	40	66
Deferred income taxes	28	(1,272)
Stock-based compensation expense	1,669	1,298
Other, net	45	(1)
Changes in assets and liabilities:
Receivables, net	(12,033)	(12,790)
Inventories, net	(15,494)	(5,298)
Other current assets	(2,362)	(949)
Accounts payable	5,090	2,952
Other current liabilities	1,021	6,714
Current taxes payable	928	(300)
Other noncurrent assets and liabilities	(449)	406

Net cash (used in) provided by operating activities	(4,377)	2,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,671)	(2,713)
Proceeds from sale of property, plant and equipment	40	111
Acquisition of business	(17,373)	—
Sale of an equity method investment	—	354
Purchases of marketable securities available-for-sale	(66,800)	—
Proceeds from maturities of marketable securities available-for-sale	64,905	6,304

Net cash (used in) provided by investing activities	(25,899)	4,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	1,714	194
Principal payments on long-term debt	(3,686)	—
Proceeds from issuance of long term debt	13,196	—
Excess tax benefits from stock-based compensation	(205)	—
Dividends paid	(2,268)	(2,074)
Net cash provided by (used in) financing activities	8,751	(1,880)
Effect of exchange rate changes on cash	955	79

Net (decrease) increase in cash and cash equivalents	(20,570)	4,524
Cash and cash equivalents, beginning of period	43,344	25,564

Cash and cash equivalents, end of period	$22,774	$30,088

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
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options, restricted stock units and performance stock units.
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
     For both the three-months and nine-months ended May 31, 2007, all stock options, restricted stock units, and performance stock units had a dilutive effect; no stock options, restricted stock units, or performance stock units were excluded from the diluted net earnings per share. For the three-months and nine-months ended May 31, 2006, there were 193,684 and 420,856 shares of stock options and restricted stock units excluded from the calculation of diluted net earnings per share, respectively. The weighted average price of the excluded shares for the three-months and nine-months ended May 31, 2006 was $26.16 and $25.05 respectively, with expiration dates ranging from September 2007-August 2015.
(3) Acquisitions
On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, acquired all of the outstanding shares of both Flagship Holding Ltd. (“Flagship”) and Snoline, S.R.L. (“Snoline”), a subsidiary of Flagship. As a result, Snoline, a leading European designer and manufacturer of highway marking and safety equipment based in Milan, Italy, became an indirect subsidiary of Lindsay.
     Total cash consideration paid to the selling stockholders was 12.5 million Euros (approximately $16.5 million). The purchase price was financed with approximately $3.3 million of cash on hand and borrowing under a new $13.2 million Term Note and Credit Agreement entered into by Lindsay Italia S.R.L. with Wells Fargo Bank, N.A., described in Note 9, Credit Arrangements. The total purchase price has been preliminarily allocated (pending settlement of escrow) to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets will be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill recorded in connection with this acquisition is not deductible for income tax purposes. Pro forma data is not presented for the Snoline acquisition, as it was considered immaterial.

(4) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s condensed consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain (loss) on securities, minimum pension liability and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended		For the nine-months ended
	May	May	May	May
$ in thousands	2007	2006	2007	2006
Comprehensive income:
Net earnings	$7,477	$6,415	$11,772	$8,643
Other comprehensive income:
Unrealized gain on securities, net of tax	16	8	59	14
Minimum pension liability, net of tax	—	—	(20)	—
Unrealized gain (loss) on cash flow hedges, net of tax	174	—	72	—
Foreign currency translation	1,198	(564)	1,103	293

Total comprehensive income	$8,865	$5,859	$12,986	$8,950

(5) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The effective rate for the income tax provision for the three months and nine months ended May 31, 2007 was 35.2% and 34.2%, respectively. The effective rate for the income tax provision for the three months and nine months ended May 31, 2006 was 29.8% and 30.5%, respectively.
     The Company’s effective tax rates for the three months and nine months ended May 31, 2007 are lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio, Section 199 domestic qualified deductions, and an extraterritorial income exclusion.
     The Company’s effective tax rates for the three months and nine months ended May 31, 2006 are lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio in addition to a one-time benefit recorded during the third quarter of 2006 related to the completion of an IRS examination.
(6) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are stated at cost, which approximates market. At May 31, 2007, a single financial institution held substantially all the Company’s cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist primarily of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company classifies investment securities as available-for-sale and carries such investment securities at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months and nine-months ended May 31, 2007 and 2006. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.

Proceeds, gains, and losses from maturities or sales of available-for-sale securities are as follows:

	Three-months ended		Nine-months ended
	May 31,		May 31,
$ in thousands	2007	2006	2007	2006
Proceeds from maturities	$5,225	$1,191	$64,905	$6,304
Gross realized gains	$—	$—	$—	$—
Gross realized (losses)	$—	$—	$—	$—
Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	(losses)	Fair value
As of May 31, 2007:
Due within one year	$17,479	$—	$(45)	$17,434
Due after one year through five years	486	—	(8)	478

	$17,965	$—	$(53)	$17,912

As of May 31, 2006:
Due within one year	$11,974	$9	$(42)	$11,941
Due after one year through five years	11,021	—	(164)	10,857

	$22,995	$9	$(206)	$22,798

As of August 31, 2006:
Due within one year
	$10,238	$3	$(62)	$10,179
Due after one year through five years	5,867	—	(89)	5,778

	$16,105	$3	$(151)	$15,957

(7) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at its Barrier Systems, Inc. (BSI), Snoline and China warehouse locations. Cost is determined by the weighted average method for inventories at the Company’s other operating locations in Washington State, France, Brazil and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	May	May	August
$ in thousands	2007	2006	2006
Inventory:
First-in, first-out (FIFO) inventory	$28,021	$19,907	$16,301
LIFO reserves	(6,449)	(4,417)	(5,032)

LIFO inventory	21,572	15,490	11,269

Weighted average inventory	10,708	10,001	8,491
Other FIFO inventory	13,762	—	7,694
Obsolescence reserve	(680)	(688)	(636)

Total inventories	$45,362	$24,803	$26,818

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May	May	August
	2007	2006	2006
Raw materials	17%	17%	39%
Work in process	11%	5%	17%
Finished goods and purchased parts	72%	78%	44%
(8) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation, as follows:

	May	May	August
$ in thousands	2007	2006	2006
Property, plant and equipment:
Land	$3,512	$336	$1,222
Buildings	20,739	11,489	12,229
Equipment	47,423	41,535	43,687
Other	6,733	4,772	4,562

Total property, plant and equipment	78,407	58,132	61,700
Accumulated depreciation	(47,568)	(40,643)	(41,402)

Property, plant and equipment, net	$30,839	$17,489	$20,298

Rental property:
Machines	$2,482	$—	$2,322
Barriers	5,184	—	4,519

Total rental property	7,666	—	6,841
Accumulated depreciation	(662)	—	(158)

Total rental property, net	7,004	—	6,683

Property, plant and equipment, net	$37,843	$17,489	$26,981

Depreciation expense was $1.5 million and $868,000 for the three-months ended May 31, 2007 and 2006 and $3.7 million and $2.5 million for the nine-months ended May 31, 2007 and 2006, respectively.
(9) Credit Arrangements
(a) Euro Line of Credit
The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.1 million as of May 31, 2007, for working capital purposes (the “Euro Line of Credit”). As of May 31, 2007 and 2006, there was no outstanding balance on the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the lending banks as Euro LIBOR plus 200 basis points (all-inclusive, 5.2% at May 31, 2007).
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

     Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $471,250 over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Term Note are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company. The Snoline Term Note contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the Snoline Term Note, including a change in control of the Company (as defined in the Snoline Term Note), all amounts due thereunder may be declared immediately due and payable.
Term notes payable consists of the following:

			August
($ in thousands)	May 2007	May 2006	2006
Term notes payable	$39,510	$—	$30,000
Less current portion	(6,171)	—	(4,286)

Term notes payable less current portion	$33,339	$—	$25,714

Interest expense was $826,000 and $27,000 for the three-months ended May 31, 2007 and 2006 and $1.8 million and $159,000 for the nine-months ended May 31, 2007 and 2006, respectively.
Principal payments due on the term notes are as follows:

Due within:
1 Year	$6,171
2 Years	6,171
3 Years	6,171
4 Years	6,171
5 Years	6,171
Thereafter	8,655

$39,510

(10) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.
     In order to reduce interest rate risk on the BSI Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that converts the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the nine-months ended May 31, 2007, there were no amounts recorded in the condensed consolidated statement of operations in relation to this interest rate swap related to ineffectiveness. Similarly, for the Snoline Term Note, the variable interest rate was converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Term Note at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the nine-months ended May 31, 2007, there were no amounts recorded in the condensed consolidated statement of operations in relation to this cross currency swap related to ineffectiveness.
     The Company accounts for these derivative instruments in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under FAS 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.

(11) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During the third quarter of fiscal 2007, the Company accrued for additional expected costs of $512,000 to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related balance sheet liabilities recognized were $698,000, $97,000 and $218,000 at May 31, 2007 and 2006 and August 31, 2006, respectively.
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

	For the three-months ended		For the nine-months ended
	May 31,	May 31,	May 31,	May 31,
$ in thousands	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$8	$5	$24	$15
Interest cost	77	67	231	201
Net amortization and deferral	40	39	120	117

Total net periodic benefit cost	$125	$111	$375	$333

(13) Guarantees and Warranties
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $0.9 million, $1.9 million and $1.6 million at May 31, 2007 and 2006 and August 31, 2006, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s pool of financing agreements with end users for loans in the pool of record as of February 28, 2006. The Company, however, will no longer provide new guarantees under this arrangement. The Company’s exposure under this agreement is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on these pool guarantees is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $0.2 million, $0.9 million and $0.8 million at May 31, 2007 and 2006 and August 31, 2006, respectively.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $0.7 million, $1.0 million and $0.8 million at May 31, 2007 and 2006 and August 31, 2006, respectively. The Company recorded, at estimated fair value, deferred revenue of $4,000 at May 31, 2007, compared to $43,000 at May 31, 2006 and $25,000 at August 31, 2006, classified within other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of $71,000, $170,000, and $110,000 at May 31, 2007 and 2006, and August 31, 2006, respectively classified within other current liabilities, for estimated losses on such guarantees.

Product Warranties
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims. During the second quarter of fiscal 2007, the Company reduced its product warranty accrual by approximately $290,000 as a result of reducing the estimated liability for the end-gun solenoid repair campaign announced in the fourth quarter of fiscal 2005. This reserve is classified within other current liabilities.
The following tables provide the changes in the Company’s product warranties:

	For the three-months ended
	May 31,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of period	$1,590	$2,439
Liabilities accrued for warranties during the period	629	451
Warranty claims paid during the period	(376)	(566)

Product warranty accrual balance, end of period	$1,843	$2,324

	For the nine-months ended
	May 31,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of period	$1,996	$2,456
Liabilities accrued for warranties during the period	933	1,344
Warranty claims paid during the period	(1,086)	(1,476)

Product warranty accrual balance, end of period	$1,843	$2,324

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
     The Company has no single major customer representing 10% or more of its total revenues during the nine-months ended May 31, 2007 or 2006, respectively.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended May 31,
($ in millions)	2007	2006
Operating revenues:
Irrigation	$75,420	$69,067
Infrastructure	17,727	5,946

Total operating revenues	$93,147	$75,013

Operating income:
Irrigation	$16,072	$12,320
Infrastructure	3,506	1,186

Segment operating income	19,578	13,506
Unallocated general & administrative and engineering & research expenses	8,064	5,143
Interest and other income, net	21	779

Earnings before income taxes	$11,535	$9,142

	For the nine-months ended May 31,
($ in millions)	2007	2006
Operating revenues:
Irrigation	$164,329	$152,390
Infrastructure	44,024	17,039

Total operating revenues	$208,353	$169,429

Operating income:
Irrigation	$27,738	$22,068
Infrastructure	10,801	2,997

Segment operating income	38,539	25,065
Unallocated general & administrative and engineering & research expenses	20,703	14,251
Interest and other income, net	58	1,624

Earnings before income taxes	$17,894	$12,438

(15) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.
     On December 1, 2006, the Company issued 20,361 performance share units under its 2006 Long-Term Incentive Plan to a certain group of employees. A specified number of shares of common stock will be awarded under the terms of the performance share units on November 1, 2009, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. There is a maximum potential for 40,722 shares to be paid out and a potential of zero shares to be paid out if minimum threshold performance measures are not achieved. The performance share units granted to employees have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The recipient of the award is not entitled to receive dividends on the performance share units during the vesting period. Compensation expense will be recognized ratably over the three-year vesting period and was $58,000 and $116,000 for the three-month and nine-month periods ended May 31, 2007, respectively.

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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2006. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine-months ended May 31, 2007.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading provider of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 14 to the condensed consolidated financial statements.
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
     Snoline S.R.L., located in Milan, Italy (“Snoline”), was acquired in December 2006, and is engaged in the design and manufacture of road marking and safety equipment for use on roadways.

     Barrier Systems, Inc. (“BSI”) located in Rio Vista, California, manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006.
     Lindsay has two additional operating subsidiaries, including Irrigation Specialists, Inc., which is a retail irrigation dealership based in Washington State that operates at three locations (“Irrigation Specialists”). Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc., located in Lindsay, Nebraska. Lindsay Transportation, Inc. primarily provides delivery of irrigation equipment in the U.S.
Results of Operations
For the Three-Months ended May 31, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three-months ended May 31, 2007 and 2006. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	For the three-months ended
			Percent
	May	May	Increase
($ in thousands)	2007	2006	(decrease)
Consolidated Operating revenues	$93,147	$75,013	24.2%
Cost of operating revenues	$68,725	$57,977	18.5
Gross profit	$24,422	$17,036	43.4
Gross margin	26.2%	22.7%
Operating expenses	$12,908	$8,673	48.8
Operating income	$11,514	$8,363	37.7
Operating margin	12.4%	11.1%
Interest expense	$(826)	$(27)	2959.3
Interest income	$477	$538	(11.3)
Other, net	$370	$268	38.1
Income tax provision	$4,058	$2,727	48.8
Effective income tax rate	35.2%	29.8%
Net earnings	$7,477	$6,415	16.6
Irrigation Equipment Segment Operating revenues	$75,420	$69,067	9.2
Operating income (1)	$16,072	$12,320	30.5
Operating margin	21.3%	17.8%
Infrastructure Products Segment Operating revenues	$17,727	$5,946	198.1
Operating income (1)	$3,506	$1,186	195.6
Operating margin	19.8%	19.9%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for the three-months ended May 31, 2007 increased by 24% to $93.1 million compared with $75.0 million for the three-months ended May 31, 2006. This increase is attributable to a $6.4 million increase in irrigation equipment revenues and an $11.7 million increase in infrastructure segment revenues.
     Domestic equipment irrigation for the three-months ended May 31, 2007 of $54.1 million increased 11% compared to the same period last year. At the end of the quarter, commodity prices for the primary agricultural commodities on which irrigation equipment is used, remained strong. While corn prices have fallen slightly from the second fiscal quarter, prices are still up more than 60% over the same time last year. In addition, soybean prices are up more than 35% and wheat is up more than 45% as compared to the prior year. The USDA after harvest estimates for ending corn inventories remain low compared to the previous year. Net Farm income for 2007 is projected to be higher by approximately 10% over the prior year. Due to the strong farm economics, U.S. farmers remain optimistic about this crop season and the future. The higher crop prices, improved USDA projected Net Farm income, and improved farmer sentiment created favorable market conditions for irrigation equipment sales.

     International irrigation equipment revenues for the three-months ended May 31, 2007 of $21.3 million increased 6% from $20.1 million as compared to the same prior year period. The increase was lead by the Company’s business in Europe, where revenues increased significantly over the same quarter last year. The increase in revenues was due to better commodity prices and favorable weather conditions. Export sales from the U.S. were below the same period last year, lead by a decline in the irrigation equipment market in Mexico due to suspended government funding following the elections. The Company anticipates a stronger market in the region in the near future. Australia passed new water related legislation that will give the government more control over river systems feeding agricultural regions. The Company anticipates that this legislation, as enacted, will result in improved irrigation equipment demand in Australia over the next few years.
     Infrastructure products segment revenues for the three-months ended May 31, 2007 of $17.7 million increased $11.7 million from the same prior year period. The increase in revenues is attributable to the inclusion of both BSI, acquired on June 1, 2006, and Snoline, acquired on December 27, 2006. Revenues from BSI lagged the Company’s expectations in the quarter due to continued delays in specific project revenues; however, quote activity and interest remain strong. The third fiscal quarter was the first complete quarter under Lindsay ownership for Snoline. Snoline expands the Company’s presence in crash-cushions and other road safety products in Europe, while recapturing the license fee paid by BSI to Snoline for marketing their crash-cushion technology. Snoline’s revenues were somewhat better than what the Company expected for the quarter. The Company remains optimistic about new opportunities for growth and expansion of its infrastructure business, organically and through acquisition.
Gross Margin
Gross profit was $24.4 million for the three-months ended May 31, 2007, an increase of $7.4 million as compared to the three-months ended May 31, 2006. Gross margin was 26.2% for the three-months ended May 31, 2007 compared to 22.7% for the same prior year period. The gross margin improvement was primarily a result of significantly improved irrigation margins and the inclusion of the new infrastructure acquisitions. During the quarter, input costs for irrigation equipment were fairly stable supporting improved selling margins. In the infrastructure segment, selling margins were better than the same quarter last year, due to the inclusion of sales of BSI and Snoline. Recently, the Company has seen a slight reduction in steel costs, which, if sustained, should be beneficial for irrigation and infrastructure margins.
Operating Expenses
Operating expenses of $12.9 million for the three-months ended May 31, 2007 were $4.2 million higher than the same prior year period. The increase in operating expenses for the third quarter is primarily attributable to the inclusion of the operating expenses of BSI and Snoline as well as higher medical costs.
Interest, Other Income, and Taxes
Interest expense during the three-months ended May 31, 2007 of $826,000 increased $799,000 as compared to the same prior year period. The increase in interest expense was primarily due to the borrowings incurred to finance the acquisitions of BSI and Snoline.
     Interest income during the three-months ended May 31, 2007 of $477,000 decreased 12% from the $538,000 earned during the same period of fiscal 2006. The decrease is primarily the result of lower interest bearing deposits and bond balances compared to the prior year period. Interest bearing deposit balances were lower due to working capital needs of the business. In addition, a portion of the new infrastructure acquisitions were funded with cash.
     Other income, net during the three-months ended May 31, 2007 increased $102,000 when compared to the same period in fiscal 2006.
     The Company’s effective tax rate of 35.2% for the three months ended May 31, 2007 is lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio, Section 199 domestic qualified deductions, and an extraterritorial income exclusion.
     The Company’s effective tax rate of 29.8% for the three months ended May 31, 2006 is lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio in addition to a one-time benefit recorded during the third quarter of 2006 related to the completion of an IRS examination.
Net Earnings
Net earnings were $7.5 million or $0.62 per diluted share for the three-months ended May 31, 2007, compared with $6.4 million or $0.55 per diluted share, for the same prior year period.

For the Nine-months ended May 31, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the nine-months ended May 31, 2007 and 2006. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	For the nine-months ended
			Percent
	May	May	Increase
($ in thousands)	2007	2006	(decrease)
Consolidated Operating revenues	$208,353	$169,429	23.0%
Cost of operating revenues	$157,011	$135,102	16.2
Gross profit	$51,342	$34,327	49.6
Gross margin	24.6%	20.3%
Operating expenses	$33,506	$23,513	42.5
Operating income	$17,836	$10,814	64.9
Operating margin	8.6%	6.4%
Interest expense	$(1,845)	$(159)	1060.4
Interest income	$1,539	$1,533	0.4
Other, net	$364	$250	45.6
Income tax provision	$6,122	$3,795	61.3
Effective income tax rate	34.2%	30.5%
Net earnings	$11,772	$8,643	36.2
Irrigation Equipment Segment Operating revenues	$164,329	$152,390	7.8
Operating income (1)	$27,738	$22,068	25.7
Operating margin	16.9%	14.5%
Infrastructure Products Segment Operating revenues	$44,024	$17,039	158.4
Operating income (1)	$10,801	$2,997	260.4
Operating margin	24.5%	17.6%

(1)	Excludes unallocated general & administrative and engineering & research expenses
Revenues
Operating revenues for the nine-months ended May 31, 2007 increased 23% to $208.4 million compared with $169.4 million for the nine-months ended May 31, 2006. This increase is attributable to a $12.0 million increase in irrigation equipment revenues and a $27.0 million increase in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the nine-months ended May 31, 2007 increased $8.5 million or 8% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2007 also contributed to this increase in domestic irrigation revenues.
     International irrigation equipment revenues for the nine-months ended May 31, 2007 increased $3.5 million or 8% over the first nine-months of fiscal 2006. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2007 also contributed to this increase in international irrigation revenues.
     Infrastructure products segment revenues of $44.0 million for the nine-months ended May 31, 2007 represented an increase of $27.0 million or 158% from the same prior year period. Management believes that the combination of factors described above in the discussion of the three-months ended May 31, 2007 also contributed to this increase in infrastructure segment revenues.
Gross Margin
Gross profit for the nine-months ended May 31, 2007 was $51.3 million, an increase of $17.0 million as compared to the same prior year period. Gross margin percentage for the nine-months ended May 31, 2007 increased to 24.6% from the 20.3% achieved during the same prior year period. The improved margin is a result of achieving higher margins in the North America irrigation equipment market as compared to the same prior year period, and inclusion of higher margin BSI and Snoline products.

Operating Expenses
Operating expenses during the first half of fiscal 2007 rose by $10.0 million or 43% from the same prior year period. The increase in operating expenses for the nine-months ended May 31, 2007 is primarily attributable to the inclusion of BSI and Snoline as well as higher medical costs.
Interest, Other Income, and Taxes
Interest expense during the nine-months ended May 31, 2007 of $1.8 million increased $1.7 million from the $159,000 recognized during the same period of fiscal 2006. The increase in interest expense was primarily due to the borrowings incurred to finance the acquisitions of BSI and Snoline.
     Interest income during the nine-months ended May 31, 2007 of $1.5 million remained relatively flat as compared to the same prior year period.
     Other income, net during the nine-months ended May 31, 2007 increased $114,000 when compared to the same period in fiscal 2006.
     The Company’s effective tax rate of 34.2% for the nine months ended May 31, 2007 is lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio, Section 199 domestic qualified deductions, and an extraterritorial income exclusion.
     The Company’s effective tax rate of 30.5% for the nine months ended May 31, 2006 is lower than the normal effective tax rate due to federal tax-exempt interest income on its investment portfolio in addition to a one-time benefit recorded during the third quarter of 2006 related to the completion of an IRS examination.
Net Earnings
Net earnings were $11.8 million or $0.99 per diluted share, for the nine-months ended May 31, 2007, compared with $8.6 million or $0.74 per diluted share, for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under two primary credit arrangements.
     The Company’s cash and cash equivalents and marketable securities totaled $40.7 million at May 31, 2007 compared with $52.9 million at May 31, 2006. The Company’s marketable securities consist primarily of tax-exempt investment grade municipal bonds.
     The Company’s European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.1 million as of May 31, 2007, for working capital purposes. As of May 31, 2007 and 2006, there was no outstanding balance on this line. Under the terms of the line of credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro LIBOR plus 200 basis points (all inclusive, 5.2% at May 31, 2007).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Credit Agreement”) to partially finance the acquisition of BSI. Borrowings under the BSI Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period commencing September, 2006. The BSI Credit Agreement contains certain covenants, including covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default specified in the BSI Credit Agreement, including a change in control of the Company (as defined in the BSI Credit Agreement), all amounts due there under may be declared to be immediately due and payable. As of May 31, 2007, the Company is in compliance with all covenants.
     On December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of the Company, entered into an unsecured $13.2 million Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.R.L. and the holding company of Snoline, Flagship Holding Ltd.. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Term Note at 1.3195. Principal is repaid quarterly in equal payments of $471,250 over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Term Note are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company. The Snoline Term Note contains certain covenants, including covenants relating to the Company’s financial condition. Upon the occurrence of any event of default specified in the Snoline Term Note, including a change in control of Lindsay (as defined in the Snoline Term Note), all amounts due there under may be declared to be immediately due and payable.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

     Cash flows used in operations totaled $4.4 million during the nine-months ended May 31, 2007, compared to $2.3 million provided by operations during the same prior year period. The $6.7 million increase in cash flows used in operations was primarily due to a $10.2 million increase in inventory, a $1.4 million increase in other current assets, and a $5.7 million decrease in other current liabilities. This cash used in operations was offset by a $3.1 million increase in cash provided by net income, a $2.1 million increase in accounts payable, a $1.2 million increase in current taxes payable and a $2.8 million increase in depreciation and amortization.
     Cash flows used in investing activities totaled $25.9 million during the nine-months ended May 31, 2007 compared to cash flows provided by investing activities of $4.1 million during the same prior year period. This increase in use of cash was primarily due to cash used in the purchase of Snoline, which totaled $17.4 million, including direct acquisition costs. In addition, an increase of $4.0 million of cash was used in purchases of property, plant and equipment and a decrease of $8.2 million of cash provided by net maturities of marketable securities. Capital expenditures were $6.7 million and $2.7 million during the nine-months ended May 31, 2007 and 2006, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, further automating the Company’s facilities and increasing the BSI pool of assets available for lease.
     Cash flows provided by financing activities totaled $8.8 million during the nine-months ended May 31, 2007 compared to $1.9 million of cash used by financing activities during the same prior year period. The increase in cash provided by financing is due primarily to $13.2 million of borrowings for the acquisition of Snoline, offset by a $3.7 million increase in cash used for principal payments on other long-term borrowings.
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
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and commercial commitments described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, on December 27, 2006, Lindsay Italia S.R.L., a wholly owned subsidiary of Lindsay Corporation, entered into an unsecured $13.2 million Term Note and Credit Agreement with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.R.L. and the holding company of Snoline, Flagship Holding Ltd. See further discussion in Note 3, Acquisitions regarding the Snoline acquisition.
Market Conditions and Fiscal 2007 Outlook
Strong agricultural commodity prices, higher Net Farm Income and improved farmer sentiment in the United States are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the federal highway program legislation enacted in 2005 to have a favorable impact on the infrastructure segment. Demand for the Company’s products may, however, be adversely affected by variable factors such as weather, crop prices and governmental action including funding delays. The Company will continue to create shareholder value by pursuing a balance of organic growth opportunities, accretive acquisitions, share repurchases and dividend payments.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans” (“SFAS 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the first fiscal year ending after December 15, 2006. The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). This Statement, which is expected to expand fair value measurement, permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
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
     On September 7, 2006, the Task Force reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The scope of these two Issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively. EITF 06-4 and EITF 06-10 are both effective for fiscal years beginning after December 15, 2007. The Company does not expect either to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
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
     The Company has manufacturing operations in the United States, France, Brazil, Italy and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency transaction risk. However, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars was not hedged as of May 31, 2007.
     The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.
     In order to reduce interest rate risk on the $30 million BSI Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that converts the variable interest rate on the entire amount of these borrowings to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Similarly, for the Snoline Term Note, the variable interest rate has been converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Term Note at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

ITEM 4 — Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2007.
     Additionally, the CEO and CFO determined that there have been no significant changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
ITEM 1 — Legal Proceedings
     In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. Other than the matter described below, none of these proceedings, individually or in the aggregate, is expected to have a material effect on the business or financial condition of the Company.
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During the third quarter of fiscal 2007, the Company accrued for additional expected costs of $512,000 to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. The Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan. Related balance sheet liabilities recognized were $698,000, $97,000 and $218,000 at May 31, 2007, May 31, 2006, and August 31, 2006, respectively.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described on pages 8 & 9 in our Form 10-K for the fiscal year ended August 31, 2006.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended May 31, 2007; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Most recently, during August 2000, the Company announced a 1.0 million share increase in the number of shares authorized for repurchase. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 3 — Defaults Upon Senior Securities
     None
ITEM 4 — Submission of Matters to a Vote of Security Holders
     None

ITEM 5 — Other Information
     None
ITEM 6 — Exhibits

3	(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3	(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 14, 2006.

4	(a)	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q filed on January 8, 2007.

31	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

31	(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

32	(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.*

*	- filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of July 2007.

LINDSAY CORPORATION

By:	/s/ david b. downing
Name:	David B. Downing
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)