Form 10-K
period 2007-08-31
LINDSAY CORP
filed 2007-11-13
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2007 was $400,324,624.
As of November 2, 2007, 11,756,360 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the Registrant’s 2008 annual shareholders’ meeting are incorporated herein by reference into Part III. Exhibit index is located on page 55-56.

PART I
ITEM 1 – Business
INTRODUCTION
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note R to the consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment in southern Africa. The Company also leases warehouse facilities in Beijing and Dalian, China.
     Barrier Systems, Inc. (“BSI”) is located in Rio Vista, California, and manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired in June 2006.
     Snoline S.P.A., (“Snoline”) located in Milan, Italy was acquired in December 2006, and is engaged in the design, manufacture and sales of road marking and safety equipment for use on roadways.
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
PRODUCTS BY SEGMENT
IRRIGATION SEGMENT
Products - The Company markets its center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States, Perrot in Europe, and Stettyn in South Africa). The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls.
     The Company’s irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic, continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers.
     A typical center pivot for the U.S. market is approximately 1,300 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A typical center pivot for the international market is somewhat shorter than that in the U.S. market. A center pivot or lateral move system can also be custom designed and can irrigate from 25 to 600+ acres. A mini-pivot is a small version of the standard pivot and is used for smaller fields and/or shorter crops than standard pivots.
     A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored.

     The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate, and the hose reel travelers are easily moved from field to field. They are typically deployed in smaller or irregular fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.
     The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application. These systems allow growers to monitor their pivot system, accumulate data on the operation of the system, and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the GrowSmart brand with product names of FieldNET, FieldSENTRY, FieldLink and Online Control.
Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. A significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly, or rolling terrain or fields. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.
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
     The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the domestic and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and other farming inputs.
     The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or are technologically obsolete; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. More efficient use of the basic natural resources of land, water, and energy helps drive demand for center pivot and lateral move irrigation equipment. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water, and energy. The Company expects demand for center pivots and lateral move systems to continue to increase relative to other irrigation methods because center pivot and lateral move systems are required where the soil is sandy, the terrain is not flat, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized.
     United States Market – In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, or farm structures.
     International Market – Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil and South Africa as well as sales operations in China, Australia, New Zealand and the Middle East serving the key European, South American, African, China, Australia/New Zealand and Middle Eastern markets, respectively. The Company also exports some of its equipment from the U.S. to other international markets. The majority of the Company’s U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
     The Company’s international markets differ with respect to the need for irrigation, the ability to pay, demand, customer type, government support of agriculture, marketing and sales methods, equipment requirements, and the difficulty of on-site erection. The Company’s industry position is such that it believes that it will likely be considered as a potential supplier for most major international agricultural development projects utilizing center pivot or lateral move irrigation systems.
     Competition – The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary domestic manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to irrigation totaled approximately $3.0 million, $2.7 million, and $2.7 million for fiscal years 2007, 2006, and 2005, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.
INFRASTRUCTURE SEGMENT
Products – Quickchange Moveable Barrier – The Company’s Quickchange Moveable Barrier (“QMB”) system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine (“BTM”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.
     In permanent applications, the QMB systems increase capacity and reduce congestion by varying the number of traffic lanes to match the traffic demand. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The QMB system is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. QMB systems can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a QMB system include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.
     The Company offers a variety of equipment lease options for the moveable barrier and transfer machine used in construction applications. The leases extend for periods of three months and greater for equipment already existing in inventory. Longer lease periods may be required for specialty equipment that must be built for specific projects.
     These systems have been in use in the U.S. and abroad for over 20 years. Significant progress has been made in recent years introducing the products into the European markets. Typical sales for a highway safety or road improvement project are $2.0-$15.0 million, making them significant capital investments.
Crash Cushions – BSI and Snoline offer a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-B_NR™ and ABSORB 350®. In addition to these products the Company also offers guardrail and cable barrier end terminal products such as the X-Tension™, CableGuard™ and TESI® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas. These systems typically sell in the range of $5,000-$20,000; however, multiple units may be installed on a project.

Specialty Barriers – BSI and Snoline also offer specialty barrier products such as the SAB™, ArmourGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46 is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is becoming an area of focus for reducing a significant number of injuries.
Road Marking and Road Safety Equipment – Snoline also offers preformed tape and a line of road safety accessory products. The preformed tape is used in both temporary and permanent applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. BSI also performs full-scale impact testing of certain products onsite in accordance with National Cooperative Highway Research Program (“NCHRP”) 350 guidelines. The NCHRP 350 guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features.
Contract Manufacturing – The Company provides outsourced manufacturing and production services, including the production of large diameter steel tubing, for other companies.
Markets – The U.S. highway infrastructure market has annual expenditures of over $100 billion and includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and the purchase of right-of-ways for roadway expansion and development of technologies for relief of roadway congestion. BSI’s and Snoline’s primary market includes portable concrete barriers, delineation systems, guardrails and similar protective equipment. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. Federal highway program legislation, SAFETEA-LU, was enacted in 2005 and provides for $286.4 billion in guaranteed funding for federal surface transportation programs over five years through 2009. The Company believes this legislation provides a solid platform for future growth in the US market. Governments and communities desire to reduce traffic congestion by improving road and highway systems.
     The European market is presently very different from country to country, but the standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. This will also be influenced by the general European prevention program which has the goal to lower fatalities by 50% in the current decade.
Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $1.7 million for fiscal year 2007. During both fiscal 2006 and 2005, engineering and research expenses for infrastructure products were less than $0.1 million. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers. In addition, the Company continues to expand its infrastructure products into contract manufacturing. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies. Each benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembly of hydraulic, electrical, and mechanical components.
Distribution methods and channels – The Company has production and sales operations in California and Italy. BSI’s and Snoline’s sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway products. Customers include Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.
GENERAL
Certain information generally applicable to both of the Company’s reportable segments is set forth below.
The following table describes the Company’s total irrigation and infrastructure revenues for the past three years. United States export revenue is included in the region of destination.

	For the years ended August 31,
	2007	2007	2006	2006	2005	2005
		% of Total		% of Total		% of Total
($ in millions)	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$192.5	68	$167.5	74	$126.5	71
Europe, Africa, Australia, & Middle East	57.4	20	33.5	15	30.1	17
Mexico & Latin America	19.4	7	21.1	9	16.1	9
Other International	12.6	5	3.9	2	4.6	3

Total Revenues	$281.9	100	$226.0	100	$177.3	100
SEASONALITY
Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to U. S. customers usually peak during the Company’s second and third fiscal quarters for the spring planting period. Sales of infrastructure products are traditionally higher during prime construction seasons and lower in the winter. The primary construction season in North America is from March until late September which corresponds to the Company’s third and fourth fiscal quarters.
CUSTOMERS
The Company is not dependent for a material part of either segment’s business upon a single customer or upon very few customers. The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations or cash flow.
ORDER BACKLOG
As of August 31, 2007, the Company had an order backlog of $49.4 million, an increase of 84% from $26.8 million at August 31, 2006. The irrigation segment backlog increased by $12.5 million, or 112%, over the prior year. At fiscal year end 2007, the Company had a $23.7 million order backlog for irrigation equipment, compared to $11.2 million at fiscal year end 2006. At fiscal year end 2007, order backlog for the infrastructure segment products totaled $25.7 million, compared to $15.6 million at fiscal year end 2006. The irrigation backlog increase reflects improved selling conditions globally, and success in winning a large irrigation project in Egypt. The significant increase in the infrastructure segment backlog is due primarily to increased market penetration for BSI’s products in the U.S. and international markets. The Company expects that the existing backlog of orders will be filled in fiscal 2008.
     Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer’s firm order. Orders from U.S. dealers are accompanied with a down payment unless they are purchased through one of the Company’s preferred vendor financing programs. Orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company’s international manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.
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
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2007, 2006, and 2005 were $14.6 million, $3.6 million and $4.1 million, respectively. Capital Expenditures consist of two primary categories. The first category is used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. The second category is for expanding its fleet of BTMs and inventory of moveable barrier that it maintains for leasing, which are expanded as revenue generation opportunities arise. Fiscal 2007 capital expenditures consist of $7.7 million for machinery and equipment and $6.9 million for leased barrier and the BTM fleet. Capital expenditures for fiscal 2008, excluding the leased barrier and BTM fleet, are expected to be approximately $7.0 to $8.0 million and will be used primarily to improve the Company’s existing facilities, expand its manufacturing capabilities, integrate acquired businesses and increase productivity.
PATENTS, TRADEMARKS, AND LICENSES
Lindsay’s Zimmatic, Greenfield, GrowSmart, Quickchange Moveable Barrier, ABSORB 350, TAU, Universal TAU-II, TAU-B_NR, X-Tension, CableGuard, TESI, SAB,ArmourGuard, PaveGuard DR46 and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.
EMPLOYEES
The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2007, 2006, and 2005 were 899, 763, and 645, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.
ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS
Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described below and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
     In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During the third quarter of fiscal 2007, the Company accrued for additional expected costs of $0.5 million to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions may be revised in the near term. Related balance sheet liabilities recognized were approximately $0.7 million and $0.2 million at August 31, 2007 and 2006, respectively.

SUBSIDIARIES
The Company has eight wholly-owned operating subsidiaries: Lindsay Manufacturing, LLC, Lindsay Transportation, Inc., Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., Lindsay Manufacturing Africa (PTY) Ltd., Barrier Systems, Inc., and Snoline S.P.A.
     Lindsay Manufacturing, LLC was formed in 1955 located in Lindsay, Nebraska, and is a manufacturer and marketer of irrigation equipment for the North American market and international export market. The Lindsay, Nebraska location also manufactures products for the infrastructure segment.
     Lindsay Transportation, Inc. was formed in 1975. It owns approximately 105 trailers and, through the leasing of tractors and arranging with independent drivers, supplies the ground transportation in the United States and Canada for the Company’s products and the bulk of incoming raw materials, and hauls other products on backhauls.
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
     Snoline, S.P.A. is located in Milan, Italy and manufactures and markets road safety equipment and preformed reflective tape for use on roadways. Snoline has been in business since 1955 and was acquired by Lindsay in December 2006.
     The Company also has ten non-operational subsidiaries.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
The Company’s primary production facility is located in the United States, but it also has smaller production facilities in France, Brazil, South Africa and Italy. Most financial transactions are in U.S. dollars, although sales from the Company’s foreign subsidiaries, which are approximately 15% of total consolidated Company sales in fiscal 2007, are conducted in local currencies.
     A portion of the Company’s cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk of foreign currency fluctuations. In conjunction with the acquisition of Snoline in December 2006, the Company entered into a cross currency swap to hedge both foreign currency and interest rate risk related to the Euro-denominated long term note. For information on international revenues see the section entitled “Results of Operations” included in Item 7 of Part II of this report.
INFORMATION AVAILABLE ON LINDSAY WEBSITE
The Company makes available free of charge on its website, through a link to the Securities Exchange Commission (SEC) website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website:
Audit Committee Charter
Compensation Committee Charter
Corporate Governance and Nominating Committee Charter
Corporate Governance Principles
Code of Ethical Conduct
Code of Business Conduct and Ethics
Employee Complaint Procedures for Accounting and Auditing Matters
Special Toll-Free Hotline Number, E-mail Address, and Mail Address for Making Confidential or Anonymous Complaints
These documents are also available in print to any shareholder upon request, by sending a letter addressed to the Secretary of the Company.

New York Stock Exchange Certification
On February 28, 2007, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date. This certification made by the CEO is an annual certification required by the New York Stock Exchange.
ITEM 1A — Risk Factors
The Company’s domestic and international irrigation equipment sales are highly dependent on the agricultural industry. The Company’s domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation equipment.
The Company’s infrastructure revenues are highly dependent on government funding of transportation projects. The demand for the Company’s infrastructure products depends to a large degree on the amount of government spending authorized to improve road and highway systems. For example, the U.S. government funds highway and road improvements through the Federal Highway Program and matching funding from states may be required as a condition of federal funding. If highway funding is reduced or delayed, it may reduce demand for the Company’s infrastructure products.
The Company’s profitability may be negatively affected by increases in the cost of raw materials, as well as in the cost of energy. Certain of the Company’s input costs, such as the cost of steel, zinc, and other raw materials, may increase rapidly from time to time. Because there is a level of price competition in the market for irrigation equipment and certain infrastructure products, the Company may not be able to recoup increases in these costs through price increases for its products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand, and freight costs.
The Company’s international irrigation equipment sales are highly dependent on foreign market conditions. Approximately 25% of the Company’s revenues are generated from international irrigation sales. Specifically, international revenues are primarily generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.
Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. Compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described Note O to the Company’s consolidated financial statements and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
ITEM 1B — Unresolved Staff Comments
None

ITEM 2 — Properties
The Company’s principal U.S. manufacturing plant is a 300,000 square foot facility consisting of eight separate buildings located on 43 acres in Lindsay, Nebraska where it manufactures irrigation and infrastructure products for North American markets as well as certain export markets. The Company owns this facility as well as an additional 79 acres of undeveloped land adjacent to its primary property which it uses for research, development and testing purposes.
     The Company leases approximately 16,000 square feet of office space in Omaha, Nebraska where it maintains its executive offices as well as its domestic and international sales, marketing offices and engineering laboratory space. The lease expires in 2008.
     Lindsay Europe SAS owns a manufacturing plant located in La Chapelle, France where it manufactures irrigation products for European markets. This facility consists of three separate buildings containing approximately 72,000 square feet of usable space situated on approximately 3.5 acres.
     Lindsay America do Sol, Ltda. leases a manufacturing plant located in Mogi-Mirim, Sao Paulo, Brazil where it manufactures irrigation products for South American markets. This facility consists of two buildings containing approximately 67,000 square feet of usable space. The lease on this facility expires in 2008 and may be canceled by Lindsay America do Sol, Ltda. prior to that time upon one month notice.
     Lindsay Manufacturing Africa (PTY) Ltd. currently leases a manufacturing facility in Capetown, South Africa where it manufactures irrigation products for African markets.  The facility contains a total of 61,000 square feet of usable space.   The lease on the facility expires in 2012 and may be canceled by Lindsay Manufacturing Africa (PTY) Ltd. prior to that time upon six months notice.
     BSI owns a 30,000 square foot commercial building located on seven acres in Rio Vista, California where it manufactures its infrastructure products. BSI leases additional office space in Rio Vista, California where it maintains its executive offices. The lease on this facility expires in 2008.
     Snoline owns a 45,000 square foot commercial building located in Milan, Italy where it maintains its executive offices and manufactures its infrastructure products.
     Irrigation Specialists Inc. conducts its retail operations in leased buildings located in Pasco, Grandview and Othello, Washington. The buildings range in size from 4,000 square feet to 22,225 square feet. The leases on these retail stores expire in 2012 for Pasco, and 2014 for Grandview and Othello.
     The Company also leases warehouse facilities in Bejing and Dalian, China for its irrigation business. The Bejing lease expires in 2008 and may be canceled prior to that time upon a three-month notice. The Dalian lease expires in 2008 and will be extended for one year automatically and continuously, unless one-month written notice is given prior to the contract expiration.
     The Company believes that each of its current facilities is adequate to support normal and planned operations and intends to renew or commence additional leasing arrangements as existing arrangements expire.
ITEM 3 — Legal Proceedings
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
ITEM 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT
The executive officers and significant employees of the Company, their ages, positions and past five years experience are set forth below. Mr. Parod and Mr. Denman are the only executive officers of the Company with employment agreements. Both Mr. Parod’s and Mr. Denman’s agreements extend through April 2009. All other executive officers of the Company are appointed by the Board of Directors annually. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer.

	Age	Position
Richard W. Parod	54	President and Chief Executive Officer
Owen S. Denman	59	President and CEO, Barrier Systems, Inc.
David B. Downing	52	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Samir A. Haidar	56	Vice President – International Irrigation
Randy S. Hester*	44	Vice President – Human Resources
Tim J. Paymal	33	Corporate Controller
Mark A. Roth*	33	Vice President – Corporate Development
Barry A. Ruffalo	37	President – North American Irrigation
Douglas A. Taylor*	44	Vice President – Chief Information Officer

* The employee is not an executive officer of the Registrant.
     Mr. Richard W. Parod is President and Chief Executive Officer (“CEO”) of the Company, and has held such positions since April 2000. Prior to that time and since 1997, Mr. Parod was Vice President and General Manager of the Irrigation Division of The Toro Company. Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997, becoming President in 1994. Mr. Parod has been a Director since April 2000, when he began his employment with the Company.
     Mr. Owen S. Denman, is President and CEO of Barrier Systems, Inc., a wholly-owned subsidiary of Lindsay Corporation, and has held such position since 1999. Prior to that time and since 1978, Mr. Denman was an executive officer in several positions with Quixote Corporation and several subsidiaries (Energy Absorption Systems, Safe Hit Corporation, Spin Cast Plastics, Inc, and others).
     Mr. David B. Downing is Senior Vice President, Chief Financial Officer (“CFO”), Treasurer and Secretary. He was promoted to Senior Vice President from Vice President in September 2006. He has held the CFO position since August 2004 when he joined the Company and was appointed Treasurer and Secretary in September 2005. Prior to August 2004, Mr. Downing was President of FPM L.L.C., a heat-treating company in Elk Grove Village, Illinois, after joining the company in January 2001 as Vice President and CFO. From July 1998 to December 2000, Mr. Downing was Vice President and Controller for Thermo-King, a unit of Ingersoll-Rand Company Limited, which manufactures transport refrigeration equipment.
     Mr. Samir A. Haidar is Vice President – International of the Company, and has held such position since April 2006. Prior to that time and since 1987, Mr. Haidar has held several positions with the Company, most recently as Director of Business Development.
     Mr. Randall S. Hester is Vice President – Human Resources of the Company and has held such position since April 2006. Prior to that time and since 1999, Mr. Hester was most recently a Director of Human Resources for Level 3 Communications, L.L.C.
     Mr. Tim J. Paymal is Corporate Controller of the Company, and has held such position since January 2005, when he joined the Company. Prior to that time and since 1996, Mr. Paymal was most recently an Audit Senior Manager with Deloitte & Touche LLP.
     Mr. Mark A. Roth is Vice President of Corporate Development of the Company, and has held such position since March 2007.  Mr. Roth joined Lindsay in 2004, as Director of Corporate Development. Prior to that time and since March 2001, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund.  From January 1998 through February of 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.

     Mr. Barry A. Ruffalo is President of North America Irrigation of the Company, and has held such position since March of 2007, when he joined the Company.  Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc., since February 2007. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last 5 years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.
     Mr. Douglas A. Taylor is Vice President and Chief Information Officer (“CIO”) of the Company. He joined the Company in May 2005 as the Chief Information Officer. Mr. Taylor was recently promoted to Vice President and CIO in October 2006. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President of Process and Systems Integration, Vice President of Financial Systems, and Director of Information Systems.
PART II
ITEM 5 — Market For the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol “LNN”. As of September 30, 2007, there were approximately 146 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low stock price and dividends paid per share:

	Fiscal 2007 Stock Price			Fiscal 2006 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$36.62	$28.01	$0.065	$25.88	$18.31	$0.060
Second Quarter	37.77	28.55	0.065	26.10	18.67	0.060
Third Quarter	35.65	29.55	0.065	28.01	21.59	0.060
Fourth Quarter	50.65	32.83	0.070	28.97	20.27	0.065
Year	$50.65	$28.01	$0.265	$28.97	$18.31	$0.245
Purchases of equity securities by the issuer and affiliated purchases — The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2007; therefore, tabular disclosure is not presented. During the second and third quarters of fiscal 2005, the Company repurchased a total of 324,379 shares. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Selected Financial Data

	For the years ended August 31,
(in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating revenues (1)	$281.9	$226.0	$177.3	$196.7	$163.4
Gross profit	69.7	48.2	33.6	39.5	39.7
Selling, general and administrative, and engineering and research expenses	46.0	32.7	28.1	27.5	23.4
Operating income	23.8	15.5	5.5	12.0	16.4
Net earnings	15.6	11.7	4.8	9.3	12.9
Net diluted earnings per share	1.31	1.00	0.41	0.78	1.08
Cash dividends per share	0.265	0.245	0.225	0.205	0.155
Property, plant and equipment, net	44.3	27.0	17.3	16.4	13.9
Total assets	242.2	192.2	134.8	139.0	131.2
Long-term obligations	31.8	25.7	—	—	—
Return on sales	5.5%	5.2%	2.7%	4.7%	7.9%
Return on beginning assets (2)	8.1%	8.7%	3.5%	7.1%	11.2%
Diluted weighted average shares	11,964	11,712	11,801	11,947	11,896

(1)	Fiscal 2007 includes the acquisition of Snoline S.P.A. in the 2nd quarter of fiscal 2007. Fiscal 2006 includes the acquisition of Barrier Systems, Inc. in the fourth quarter of fiscal 2006.

(2)	Defined as net earnings divided by beginning of period total assets.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements - This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2008 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Overview- The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has irrigation production facilities in France, South Africa, and Brazil. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its wholly-owned subsidiaries BSI (located in Rio Vista, California) and Snoline (located in Milan, Italy). In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies.

     Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, crop yields, weather, environmental regulations, and interest rates. Higher crop prices, improved U.S. Department of Agriculture (“USDA”) projected Net Farm income, and improved farmer sentiment created favorable market conditions for domestic irrigation equipment sales during fiscal 2007. International sales were primarily influenced by the same factors affecting the domestic market. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.
     The Company will continue to focus on opportunities for growth both organically and through attractive acquisitions. On December 27, 2006, the Company completed the acquisition of Snoline. The acquisition reflects the execution of the Company’s strategy to grow its infrastructure business with additional proprietary infrastructure products. The Company sees opportunities to create shareholder value through manufacturing synergies, supporting Snoline’s expansion in Europe and in international expansion where the Company can provide support through its local entities. With Snoline added to the Company’s previously-existing infrastructure business, the Company has significantly enhanced its position in the road safety markets.
     Over the past seven years, the Company has added the operations in Europe, South America, and South Africa. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. None of the international operations has achieved the operating leverage of the United States based operations.
Recent Accounting Pronouncements - On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertain income tax positions. FIN 48 will be effective for the Company beginning in the first quarter of fiscal year 2008. Based on management’s evaluation as of August 31, 2007, the Company does not believe that FIN 48 will have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. The Company’s adoption of SFAS No. 158 as of August 31, 2007 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement, which is expected to expand fair value measurement, permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was adopted by the Company as of August 31, 2007. Adopting this pronouncement had no impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). The scope of these two Issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively.

EITF 06-4 and EITF 06-10 are both effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect either to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a consensus on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance in FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
Critical Accounting Policies
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant facts and circumstances. Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes to the Company’s critical accounting policies during fiscal 2007.
     Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s BSI and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Snoline and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
     Note A to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined. While actual results could differ from those estimated at the time of the preparation of the consolidated financial statements, management is committed to preparing financial statements which incorporate accounting policies, assumptions, and estimates that promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the consolidated financial statements.
Results of Operations
The following “Fiscal 2007 Compared to Fiscal 2006” and the “Fiscal 2006 Compared to Fiscal 2005” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note R to the consolidated financial statements.

Fiscal 2007 Compared to Fiscal 2006
The following table provides highlights for fiscal 2007 compared with fiscal 2006:

	For the Years Ended
	August 31,		% Increase
($ in thousands)	2007	2006	(Decrease)
Consolidated:
Operating revenues	$281,857	$226,001	24.7%
Cost of operating revenues	$212,125	$177,760	19.3
Gross profit	$69,732	$48,241	44.5
Gross margin	24.7%	21.3%
Selling, general and administrative, and engineering and research expenses	$45,973	$32,739	40.4
Operating income	$23,759	$15,502	53.3
Operating margin	8.4%	6.9%
Interest expense	$(2,399)	$(697)	244.2
Interest income	$2,162	$2,101	2.9
Other income, net	$611	$503	21.5
Income tax provision	$8,513	$5,709	49.1
Effective income tax rate	35.3%	32.8%
Net earnings	$15,620	$11,700	33.5

Irrigation Equipment Segment (See Note R)
Goodwill	1,495	1,423	5.1
Operating revenues	$216,480	$193,673	11.8
Operating income (1)	$33,460	$25,513	31.1
Operating margin	15.5%	13.2%

Infrastructure Segment (See Note R)
Goodwill	15,350	9,706	58.1
Operating revenues	$65,377	$32,328	102.2
Operating income (1)	$14,196	$7,055	101.2
Operating margin	21.7%	21.8%

(1)	Excludes unallocated general & administrative expenses. Beginning in fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for fiscal 2007 increased by $55.9 million or 25% from fiscal 2006. This increase was attributable to a 12% increase in irrigation equipment revenues and a 102% increase in infrastructure product revenues.
     Domestic irrigation revenues increased $11.7 million or 9% over fiscal 2006. The increase in revenues was primarily a result of price increases implemented throughout the year, triggered by rising input costs. Even though unit prices increased, overall demand in the U.S. irrigation market remained strong as a result of higher crop prices, improved USDA projected Net Farm income, and improved farmer sentiment. At the end of the fiscal year, commodity prices for the primary agricultural commodities on which irrigation equipment is used remained strong. Corn prices were up more than 40% over the same time last year. In addition, soybean prices were up more than 80% and wheat was up more than 110% as compared to the prior year. Net Farm income is projected to be higher by approximately 45% for the 2007 crop year, creating very positive economic conditions for U.S. farmers.
     International irrigation revenues increased $11.1 million or 19% over fiscal 2006. Most of the international revenue increase was realized in Europe, the Middle East, Australia, New Zealand, and Central America and was primarily the result of increased demand. Higher commodity prices and expanded agricultural development in many regions have increased the need for the Company’s irrigation equipment, and has improved the return on investment for growers.
     Infrastructure products segment revenues increased by $33.1 million or 102% compared to fiscal 2006. The increased infrastructure revenues are primarily attributable to the inclusion of BSI and Snoline. Fiscal year 2007 includes a full year of BSI’s results and eight months of Snoline’s financial results while fiscal 2006 only had three months of BSI results. The Company continues to see strong domestic and international interest in BSI’s movable barrier and crash cushion product lines. With the addition of Snoline, the Company has expanded its presence in crash cushions and other road safety products in Europe. The Company expects to see continued growth from these businesses.

Gross Margin
Gross margin was 24.7% for fiscal 2007 compared to 21.3% for the prior fiscal year. The gross margin improvement was primarily a result of a continuation of improved irrigation margins and the inclusion of the new infrastructure acquisitions. The Company’s on-going cost reduction process, coupled with pricing discipline and strong equipment demand that allowed the Company to maintain higher efficiency in its Nebraska factory, has been effective in moving irrigation margins higher. In addition, the inclusion of a full year of BSI sales and eight months of Snoline sales consisting of higher margin products led to an overall increase in the Company’s margin.
Selling, General and Administrative, and Engineering and Research Expenses
The Company’s operating expenses for fiscal 2007 increased $13.2 million or 40% over the prior year. Over 70% of the increase in operating expenses for the year is attributable to the inclusion of the full year of BSI and the acquisition of Snoline. Higher medical expenses, infrastructure product line development costs, and added personnel in key growth supporting positions also increased operating costs in fiscal 2007.
Interest Income, Other Income, and Taxes
Interest expense for fiscal 2007 increased by $1.7 million compared to the prior year. The increase in interest expense was primarily due to the borrowings incurred to finance the acquisitions of BSI and Snoline.
     Interest income for fiscal 2007 of $2.2 million was essentially flat compared to fiscal 2006. The Company had lower interest bearing deposits and bond balances compared to the prior year. Interest bearing deposit balances were lower due to working capital needs of the business. The lower interest bearing deposit balances were offset by higher interest rates realized during the year.
     Other income of $0.6 million for fiscal 2007 increased $0.1 million compared to fiscal 2006.
     The Company’s effective tax rate of 35.3% for fiscal 2007 is lower than the normal effective tax rate primarily due to federal tax-exempt interest income, the Section 199 domestic production activities deduction, the qualified export activities deduction, and other tax credits These items were partially offset by state and local taxes, non-deductible officer’s compensation and other immaterial items.
Net Earnings
Net earnings were $15.6 million, or $1.31 per diluted share, for fiscal 2007, compared with $11.7 million, or $1.00 per diluted share, for fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005
The following table provides highlights for fiscal 2006 compared with fiscal 2005:

	For the Years Ended
	August 31,		% Increase
($ in thousands)	2006	2005	(Decrease)
Consolidated
Operating revenues	$226,001	$177,271	27.5%
Cost of operating revenues	$177,760	$143,700	23.7
Gross profit	$48,241	$33,571	43.7
Gross margin	21.3%	18.9%
Selling, general and administrative and engineering and research expenses	$32,739	$28,073	16.6
Operating income	$15,502	$5,498	182.0
Operating margin	6.9%	3.1%
Interest expense	$(697)	$(159)	338.4
Interest income	$2,101	$1,338	57.0
Other income, net	$503	$273	84.2
Income tax provision	$5,709	$2,112	170.3
Effective income tax rate	32.8%	30.4%
Net earnings	$11,700	$4,838	141.8

Irrigation Equipment Segment (See Note R)
Goodwill	1,423	1,364	4.3
Operating revenues	$193,673	$156,313	23.9
Operating income (2)	$25,513	$17,280	47.6
Operating margin	13.2%	11.1%

Infrastructure Segment (See Note R)
Goodwill	9,706	—	100.0
Operating revenues	$32,328	$20,958	54.3
Operating income (2)	$7,055	$2,595	171.9
Operating margin	21.8%	12.4%

(2)	Excludes unallocated general & administrative expenses. Beginning in fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for fiscal 2006 increased by $48.7 million or 28% from fiscal 2005. This increase was attributable to a 24% increase in irrigation equipment revenues and a 54% increase in infrastructure product revenues.
     Domestic irrigation revenues increased $29.7 million or 28% over fiscal 2005. The increase in revenues was primarily a result of an increase in the volume of units shipped during the year. In addition, price increases implemented during the year increased revenues. Demand was generally affected by improved domestic farmer sentiment. Increased ethanol production continued to support the increase in corn prices experienced during fiscal 2006. USDA estimates placed corn usage for ethanol at approximately 18% of total corn usage for the 2006-2007 crop year and 34% higher than in the previous year. There were more than 100 ethanol biorefineries operating in the U.S., and more than 50 either under construction or expanding. Dry conditions in the western United States and stabilized crop prices created a stronger market for irrigation equipment.
     International irrigation revenues increased $7.7 million or 15% over fiscal 2005. Most of the international revenue increase was realized in Latin America (excluding Brazil), China, Australia, New Zealand, and the Middle East. The agricultural sector in Brazil was depressed, in spite of the Brazilian government’s announced support plans which include debt extensions, lower interest rates and higher debt limits. During fiscal 2006, the Company experienced revenue growth in China. While the Company has been selling in China for a few years, in fiscal 2006, the

Company realized the benefits of a greater appreciation of its technology and government funding in support of efficient irrigation technology.
     Infrastructure products segment revenues increased by $11.3 million or 54% compared to fiscal 2005. On June 1, 2006, the Company completed the acquisition of BSI a manufacturer of movable barrier systems and road safety products. This acquisition added $10.3 million of sales during the fourth quarter of fiscal 2006. The acquisition reflects the execution of the Company’s strategy to grow its infrastructure business with more proprietary infrastructure products. BSI has been a customer of the Company’s infrastructure products segment for many years, and the Company saw exciting opportunities to create shareholder value through manufacturing synergies, supporting BSI’s expansion in the United States and in international expansion where the Company can provide support through its local entities. With the addition of BSI, the Company continued to build its infrastructure revenues through proprietary products, commercial tubing, and selected contract manufacturing.
Gross Margin
Gross margin was 21.3% for fiscal 2006 compared to 18.9% for fiscal 2005. The improved margins resulted from the inclusion of higher margin BSI products, stronger effective pricing on irrigation equipment, and higher factory volume as compared to the prior year. During the fiscal year, the Company experienced rapidly rising costs in zinc and copper, which are approximately 11% and 4% respectively, of the cost of a standard irrigation pivot. At the same time, steel costs remained relatively stable. The Company believed that the stabilization of major input costs, such as steel, zinc and copper, would create an opportunity for further strengthening of irrigation and infrastructure gross margins. The Company proactively responded to the rising costs by passing-through multiple price increases on its products. The environment for passing-through and retaining those price increases was improved over fiscal 2005 due to overall higher product demand. The Company expected to be able to maintain or further increase prices allowing it to realize margin improvements as material costs stabilize. In addition, the Company realized benefits from manufacturing and scheduling improvements implemented at the Lindsay, Nebraska facility. The Company experienced improvements resulting from the higher volume and from the lean manufacturing principles implemented.
Selling, General and Administrative, and Engineering and Research Expenses
The Company’s operating expenses for fiscal 2006 increased $4.7 million or 17% over fiscal 2005. The increase in operating expenses for the year was primarily attributable to the inclusion of share based compensation expense of $1.7 million and the inclusion of $1.8 million of operating expenses relating to BSI in the fourth quarter.
Interest Income, Other Income, and Taxes
Net interest income during fiscal year 2006 of $1.4 million increased 19% from the $1.2 million earned during fiscal 2005. The increase was primarily the result of higher interest rates during 2006 when compared to the average interest rate earned in the prior year. Increased interest income in 2006 was partially offset by the interest expense incurred in 2006 on a $30.0 million term note used for the acquisition of BSI in June of 2006.
     Other income, net, during the fiscal year 2006, increased $0.2 million when compared to the same period in fiscal year 2005. This increase primarily resulted from a foreign government grant to the Company’s South African subsidiary and higher other miscellaneous income in fiscal year 2006 compared to the same prior year period. These gains were partially offset by a loss of other income realized from a 39% minority ownership in a Canadian dealership due to the sale of this interest on September 1, 2005.
     The Company’s effective tax rate for the income tax provision was 32.8% for fiscal year 2006 compared to 30.4% in the prior year. The increase was primarily due to a higher U.S. statutory rate due to the increase in taxable income, the continued phase-out of the qualified export activities deduction, higher state and local tax rates due to the increase in the number of state filings resulting from the BSI acquisition, and other immaterial items. These increases were partially offset by an increase in federal tax-exempt interest income, the domestic production activities deduction and a non-recurring tax benefit.
     This non-recurring tax benefit of approximately $0.4 million included a credit adjustment of $0.1 million of prior estimated federal and state tax liabilities, a credit adjustment of $0.4 million of prior estimated deferred tax assets and liabilities due to the Company’s recently completed IRS Examination offset by less than $0.1 million of tax expense resulting from the Company’s recently completed state examination. This benefit reduced the Company’s effective tax rate by 2.5 points for the fiscal year ended August 31, 2006.
     Overall, the Company benefits from a U.S. effective tax rate which is lower than the combined federal and state statutory rates primarily due to the domestic production activities deduction and the federal tax-exempt interest income on its investment portfolio.

Net Earnings
Net earnings were $11.7 million, or $1.00 per diluted share, for fiscal 2006, compared with $4.8 million, or $0.41 per diluted share, for fiscal 2005. The adoption of SFAS No. 123(R) had a negative net of tax effect on earnings of $1.1 million or $0.09 per diluted share.

Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under two primary credit arrangements.
     The Company’s cash and cash equivalents and marketable securities totaled $48.6 million at August 31, 2007 compared with $59.3 million at August 31, 2006. The Company’s marketable securities consist primarily of tax-exempt investment grade municipal bonds.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with two commercial banks under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.1 million as of August 31, 2007, for working capital purposes. The outstanding balance on this line of credit was $0.7 million and $0 as of August 31, 2007 and 2006, respectively. Under the terms of the line of credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at August 31, 2007).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period commencing September, 2006.
     On December 27, 2006, the Company entered into an unsecured $13.2 million Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195. Principal is repaid quarterly in equal payments of $0.5 million over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Term Note are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company.
     The BSI Term Note and the Snoline Term Note (collectively, the “Notes”) both contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2007, the Company was in violation of a loan covenant not to exceed $7.0 million on capital expenditures in any fiscal year.  During fiscal year 2007, the Company exceeded this amount by incurring $14.6 million of capital expenditures. The investment over the covenant amount was primarily for additions to the lease fleet of barrier and BTMs which generate revenue in future periods.  The Company obtained a waiver of this default from Wells Fargo dated October 8, 2007 and does not feel that this covenant violation in any way inhibits the Company from being able to timely service the debt payments for either the BSI Term Note or the Snoline Term Note.  The Company has subsequently obtained a permanent modification for this covenant from Wells Fargo.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows provided by operations totaled $10.1 million during the fiscal year ended August 31, 2007, compared to $14.4 million provided by operations during the same prior year period. The $4.3 million decrease in cash flows provided by operations was primarily due to an $8.9 million increase in inventory, a $2.3 million increase in other current assets, a $2.2 million increase in current taxes payable, and an increase of $1.2 million in other noncurrent assets and liabilities. These decreases in cash provided by operations were offset by a $3.9 million increase in cash provided by net income, a $4.6 million increase in accounts payable, and a $3.1 million increase in depreciation and amortization.
     Cash flows used in investing activities totaled $42.7 million during the fiscal year ended August 31, 2007 compared to cash flows used in investing activities of $24.2 million during the same prior year period. This increase in use of cash was primarily due an increase of $11.1 million of cash used in purchases of property, plant and equipment and a decrease of $24.7 million of cash provided by marketable securities activities. This was partially offset by a $17.7 million decrease in cash used to acquire businesses. Capital expenditures were $14.6 million and $3.6 million during the fiscal year ended August 31, 2007 and 2006, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, further automating the Company’s facilities and increasing the BSI pool of assets available for lease.

     Cash flows provided by financing activities totaled $9.5 million during the fiscal year ended August 31, 2007 compared to $27.7 million of cash provided by financing activities during the same prior year period. The decrease in cash provided by financing is due primarily to a decrease of $16.8 million of proceeds from issuance of long-term debt, offset by a $5.2 million increase in cash used for principal payments on long-term debt.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2007, the Company realized stabilized pricing for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.
Off-Balance Sheet Arrangements
The Company has certain off balance sheet arrangements as described in Note Q to the consolidated financial statements. The Company does not believe these arrangements are reasonably likely to have a material effect on the Company’s financial condition.
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
($ in thousands)

						More
	Note		Less than	2-3	4-5	than 5
Contractual Obligations	Reference	Total	1 year	years	years	years
Leases	O	$3,056	$1,088	$1,197	$684	$87
Term Note Obligation	M	37,967	6,171	12,342	12,342	7,112
Interest Expense	M	8,219	2,218	3,392	2,000	609
Supplemental Retirement Plan	P	4,262	368	944	898	2,052

Total		$53,504	$9,845	$17,875	$15,924	$9,860

Market Conditions and Fiscal 2008 Outlook
Strong agricultural commodity prices, higher Net Farm Income and improved farmer sentiment in the United States are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the federal highway program legislation enacted in 2005 to have a favorable impact on the infrastructure segment. Demand for the Company’s products may, however, be adversely affected by variable factors such as weather, crop prices and governmental action including funding delays. The Company will continue to create shareholder value by pursuing a balance of organic growth opportunities, attractive acquisitions, share repurchases and dividend payments.
ITEM 7A — Quantitative and Qualitative Disclosures About Market Risk
The market value of the Company’s investment securities fluctuates inversely with movements in interest rates because all of these investment securities are debt instruments. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the maturity of these securities is relatively short, making their value less susceptible to interest rate fluctuations.
     The Company has manufacturing operations in the United States, France, Brazil, Italy and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party foreign suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant foreign currency transaction risk. However, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. The Company’s most significant transactional foreign currency exposures are the Euro, Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. This exposure was not hedged as of August 31, 2007.
     The Company’s translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars was not hedged as of August 31, 2007.
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

ITEM 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Lindsay Corporation:
We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of August 31, 2007 and 2006, and the results of its their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note P to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R), as of August 31, 2007.
As discussed in note S to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective September 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 12, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
/s/ KPMG LLP
Omaha, Nebraska
November 12, 2007

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2007	2006	2005
Operating revenues	$281,857	$226,001	$177,271
Cost of operating revenues	212,125	177,760	143,700

Gross profit	69,732	48,241	33,571

Operating expenses:
Selling expense	17,396	12,932	11,031
General and administrative expense	23,897	17,066	14,377
Engineering and research expense	4,680	2,741	2,665

Total operating expenses	45,973	32,739	28,073

Operating income	23,759	15,502	5,498

Other income:
Interest expense	(2,399)	(697)	(159)
Interest income	2,162	2,101	1,338
Other income	611	503	273

Earnings before income taxes	24,133	17,409	6,950
Income tax provision	8,513	5,709	2,112

Net earnings	$15,620	$11,700	$4,838

Basic net earnings per share	$1.34	$1.01	$0.42

Diluted net earnings per share	$1.31	$1.00	$0.41

Weighted average shares outstanding – basic	11,633	11,529	11,649

Weighted average shares outstanding – diluted	11,964	11,712	11,801

          The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August	August
($ in thousands, except par values)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,022	$43,344
Marketable securities	27,591	10,179
Receivables, net of allowances, $946 and $595, respectively	46,968	38,115
Inventories, net	41,099	26,818
Deferred income taxes	6,108	—
Other current assets	6,990	3,947

Total current assets	149,778	122,403

Long-term marketable securities	—	5,778
Property, plant and equipment, net	44,292	26,981
Other intangible assets, net	25,830	20,998
Goodwill, net	16,845	11,129
Other noncurrent assets	5,460	4,945

Total assets	$242,205	$192,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,367	$9,565
Current portion of long-term debt	6,171	4,286
Other current liabilities	26,964	23,619

Total current liabilities	51,502	37,470

Pension benefits liabilities	5,384	5,003
Long-term debt	31,796	25,714
Deferred income taxes	9,860	1,870
Other noncurrent liabilities	2,635	1,277

Total liabilities	101,177	71,334

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 17,744,458 and 17,600,686 shares issued and outstanding in 2007 and 2006, respectively)	17,744	17,600
Capital in excess of stated value	11,734	5,896
Retained earnings	204,750	192,319
Less treasury stock (at cost, 5,998,448 and 6,048,448 shares in 2007 and 2006, respectively)	(95,749)	(96,547)
Accumulated other comprehensive income, net	2,549	1,632

Total shareholders’ equity	141,028	120,900

Total liabilities and shareholders’ equity	$242,205	$192,234

       The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity
Balance at August 31, 2004	17,493,841	5,724,069	17,494	2,966	181,209	(89,898)	413	112,184
Comprehensive income:
Net earnings	—	—	—	—	4,838	—	—	4,838
Other comprehensive income:
Unrealized net loss on available for sale securities, net of tax for sale securities, net of tax	—	—	—	—	—	—	(321)	(321)
Currency translation	—	—	—	—	—	—	1,382	1,382
Minimum pension liability, net of tax	—	—	—	—	—	—	(299)	(299)

Total comprehensive income								5,600
Cash dividends ($0.225) per share	—	—	—	—	(2,603)	—	—	(2,603)
Purchases of 324,379 shares of common stock		324,379				(6,649)		(6,649)
Exercise of employee stock options	74,243	—	74	588	—	—	—	662
Stock option tax benefits	—	—	—	136	—	—	—	136

Balance at August 31, 2005	17,568,084	6,048,448	17,568	3,690	183,444	(96,547)	1,175	109,330

Comprehensive income:
Net earnings	—	—	—	—	11,700	—	—	11,700
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax for sale securities, net of tax	—	—	—	—	—	—	44	44
Currency translation	—	—	—	—	—	—	612	612
Minimum pension liability, net of tax	—	—	—	—	—	—	149	149
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	—	(348)	(348)

Total comprehensive income								12,157
Cash dividends ($0.245) per share	—	—	—	—	(2,825)	—	—	(2,825)
Exercise of employee stock options	32,602	—	32	488	—	—	—	520
Stock option tax benefits	—	—	—	25	—	—	—	25
Share-based compensation expense	—	—	—	1,693	—	—	—	1,693

Balance at August 31, 2006	17,600,686	6,048,448	17,600	5,896	192,319	(96,547)	1,632	120,900

Comprehensive income:
Net earnings	—	—	—	—	15,620	—	—	15,620
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax for sale securities, net of tax	—	—	—	—	—	—	78	78
Currency translation	—	—	—	—	—	—	1,354	1,354
Minimum pension liability, net of tax	—	—	—	—	—	—	(112)	(112)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	(215)	(215)

Total comprehensive income								16,725
Cash dividends ($0.265) per share	—	—	—	—	(3,090)	—	—	(3,090)
Exercise of employee stock options	143,772	(50,000)	144	2,507	(99)	798	—	3,350
Stock option tax benefits	—	—	—	1,157	—	—	—	1,157
Share-based compensation expense	—	—	—	2,174	—	—	—	2,174
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	(188)	(188)

Balance at August 31, 2007	17,744,458	5,998,448	$17,744	$11,734	$204,750	$(95,749)	$2,549	$141,028

       The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	August	August	August
($ in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,620	$11,700	$4,838
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,160	4,081	3,481
Amortization of marketable securities premiums, net	39	204	248
(Gain) loss on sale of property, plant and equipment	(67)	(114)	37
Provision for uncollectible accounts receivable	60	95	88
Deferred income taxes	(2,630)	(3,689)	(1,140)
Equity in net earnings of equity method investments	—	(4)	(257)
Share-based compensation expense	2,174	1,739	—
Other, net	(78)	(65)	152
Changes in assets and liabilities:
Receivables, net	(3,497)	(5,183)	6,203
Inventories, net	(10,925)	(2,030)	828
Other current assets	(2,606)	(332)	(45)
Accounts payable	4,335	(310)	(2,429)
Other current liabilities	1,604	5,903	(3,031)
Current taxes payable	(349)	1,898	257
Other noncurrent assets and liabilities	(716)	503	2,548

Net cash provided by operating activities	10,124	14,396	11,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,647)	(3,592)	(4,122)
Proceeds from sale of property, plant and equipment	165	267	55
Acquisition of business, net of cash acquired	(16,705)	(34,428)	—
Proceeds from sale of an equity investment	—	354	—
Purchases of marketable securities available-for-sale	(90,700)	—	(1,841)
Proceeds from maturities or sales of marketable securities available-for-sale	79,150	13,169	19,100

Net cash (used in) provided by investing activities	(42,737)	(24,230)	13,192

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock option plan	3,350	485	621
Proceeds from issuance of long-term debt	13,196	30,000	—
Principal payments on long-term debt	(5,229)	—	—
Repurchases of common stock	—	—	(6,649)
Excess tax benefits from stock-based compensation	1,266	—	—
Dividends paid	(3,090)	(2,825)	(2,603)

Net cash provided by (used in) financing activities	9,493	27,660	(8,631)

Effect of exchange rate changes on cash	798	(46)	252

Net increase (decrease) in cash and cash equivalents	(23,322)	17,780	16,591
Cash and cash equivalents, beginning of period	43,344	25,564	8,973

Cash and cash equivalents, end of period	$21,022	$43,344	25,564

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$9,082	$3,803	$2,185
Interest paid	$2,397	$228	$145
The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Corporation (the “Company” or “Lindsay”) manufactures automated agricultural irrigation systems and sells these products in both U.S. and international markets. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. The Company’s sales and production facilities are located in Lindsay, Nebraska, USA, France, Brazil, South Africa, Italy and China. The Company’s corporate office is located in Omaha, Nebraska, USA. The Company also owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region. The Company’s primary infrastructure locations include Rio Vista, California and Milan, Italy. These locations manufacture and market movable and specialty barriers, crash cushions and road marking and safety equipment for use on roadways.
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
(2) Reclassifications
Certain reclassifications have been made to prior financial statements to conform to the current-year presentation.
(3) Stock Based Compensation
The Company accounts for its share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the straight-line amortization method over the vesting period of the awards. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
     The Company has historically issued shares upon exercise of stock options from new stock issuances, except for certain non-plan option shares granted in March 2000 that are issued from Treasury Stock upon exercise.
(4) Revenue Recognition
Revenues from the sale of the Company’s irrigation products to its domestic independent dealers utilizing the Company’s transportation subsidiary, LTI, are recognized upon delivery of the product to the dealer. A smaller portion of the Company’s domestic irrigation products are shipped by a common carrier unaffiliated with the Company, in which the dealer organizes delivery. In these specific situations, revenue is recognized when the products ship from the Lindsay Nebraska factory. Revenues from the sale of the Company’s irrigation products to its international locations are recognized based on the delivery terms in the sales contract. The Company has no post delivery obligations to its independent dealers other than standard warranties. Revenues for retail sales of irrigation products are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of infrastructure products are recognized when the product is delivered to the customer. The Company also leases certain infrastructure products to customers. Revenues for the lease of infrastructure products are recognized ratably over the lease term. Revenues and gross profits on intercompany sales are eliminated in consolidation.

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
(5) Warranty Costs
Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.
     Warranty costs were $1.2 million, $1.8 million, and $2.7 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. Warranty costs decreased $0.9 million in fiscal year 2006 compared to the same period in 2005 primarily due to a voluntary repair campaign relating to the end gun solenoid valves on Zimmatic irrigation systems in fiscal year 2005.
(6) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. At August 31, 2007, the Company’s cash equivalents were held primarily by two financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist primarily of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2007, 2006, or 2005. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because of the investment grade quality of the securities and the maturities of these securities are relatively short, making their value less susceptible to interest rate fluctuations.
(7) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s BSI and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Snoline, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
(8) Property, Plant and Equipment
Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company’s policy is to capitalize major expenditures and to charge to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased BTM — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2007, 2006 and 2005 no events occurred that would indicate an impairment loss. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

(9) Equity Investments
The Company held a 39% minority investment in an irrigation dealership based outside of the United States. This investment was accounted for on the equity method. On September 1, 2005, the Company sold its minority position in the irrigation dealership. The Company recognized an immaterial gain from the sale of the dealership.
(10) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2007. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2007, 2006, and 2005. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives and are tested for impairment upon the occurrence of events that would indicate the assets may be impaired. No impairment losses were recorded in fiscal years 2007, 2006, and 2005.
(11) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options, restricted stock units and performance stock units.
     Statement of Financial Accounting Standards No. 128, Earnings per Share, (“SFAS No. 128”), requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated, based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in-capital when exercised are assumed to be used to repurchase shares.
     For the year ended August 31, 2007, all stock options, restricted stock units, and performance stock units had a dilutive effect; no stock options, restricted stock units, or performance stock units were excluded from diluted net earnings per share. For the years ended August 31, 2006 and 2005, there were 155,762 and 377,184 shares of stock options and restricted stock units excluded from the calculation of diluted net earnings per share, respectively. The weighted average price of the excluded shares for the years ended August 31, 2006 and 2005 was $26.27 and $25.32, respectively, with expiration dates ranging from September 2007 – August 2015.
The reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	For the years ended August 31,
(in thousands)	2007	2006	2005
Weighted average shares outstanding – basic	11,633	11,529	11,649
Dilutive effect of stock options	295	181	152
Dilutive effect of restricted stock units and performance stock units	36	2	—

Weighted average shares outstanding – diluted	11,964	11,712	11,801
(12) Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(13) Derivatives Instruments and Hedging Activities
The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (‘SFAS No. 133”) as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge, or the hedge of a net investment in a foreign operation.
     When an election to apply hedge accounting is made, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a hedging instrument are recorded in accumulated other comprehensive income, net of related income tax effects, to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.
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
(14) Treasury Stock
When the Company repurchases its outstanding stock, it records the repurchased shares at cost as a reduction to shareholder’s equity. The weighted average cost method is then utilized for share re-issuances. The difference between the cost and the re-issuance price is charged or credited to a “capital in excess of stated value – treasury stock” account to the extent that there is a sufficient balance to absorb the charge. If the treasury stock is sold for an amount less than its cost and there is not a sufficient balance in the capital in excess of stated value – treasury stock account, the excess is charged to retained earnings.
(15) Recently Issued Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109, (“FIN 48”). FIN 48 provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to uncertain income tax positions. FIN 48 will be effective for the Company in the first quarter of fiscal year 2008. Based on management’s evaluation as of August 31, 2007, the Company does not believe that FIN 48 will have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal year 2009.  Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”). This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. The Company’s adoption of SFAS No. 158 as of August 31, 2007 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement, which is expected to expand fair value measurement, permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company beginning in the first quarter of fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was adopted by the Company as of August 31, 2007. Adopting this pronouncement had no impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). The scope of these two Issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively. EITF 06-4 and EITF 06-10 are both effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect either to have a material impact on the Company’s consolidated financial statements.
     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance in FASB Technical Bulletin No. 85-4. EITF 06-5 will be effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.
B. ACQUISITIONS
Snoline, S.P.A.
On December 27, 2006, the Company acquired all of the outstanding shares of both Flagship Holding Ltd. (“Flagship”) and Snoline, S.P.A. (“Snoline”), a subsidiary of Flagship. As a result, Snoline, a leading European designer and manufacturer of highway marking and safety equipment based in Milan, Italy, became an indirect subsidiary of Lindsay.
     Total cash consideration paid to the selling stockholders was 12.5 million Euros (approximately $16.5 million). The purchase price was financed with approximately $3.3 million of cash on hand and borrowing under a new $13.2 million Term Note and Credit Agreement entered into by Lindsay Italia S.R.L. with Wells Fargo Bank, N.A., described in Note M, Credit Arrangements. The total purchase price has been preliminarily allocated (pending settlement of escrow) to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). Goodwill recorded in connection with this acquisition is not deductible for income tax purposes.
Barrier Systems, Inc.
On June 1, 2006, Lindsay completed the acquisition of Barrier Systems, Inc. (“BSI”) and its subsidiary Safe Technologies, Inc. through the merger of a wholly-owned subsidiary of Lindsay with and into BSI (the “Merger”). As a result, BSI has become a wholly-owned subsidiary of Lindsay. BSI is engaged in the manufacture of roadway barriers and traffic flow products that are used to reduce traffic congestion and enhance safety.
     Total cash merger consideration paid to the stockholders of BSI and holders of options to acquire BSI stock was $35.0 million. Of the cash merger consideration, $3.5 million was held in escrow to secure the indemnification obligations of the shareholders and option holders of BSI and $1.0 million was held in escrow pending calculation of the final merger consideration based on the adjusted net assets of BSI at closing. After completion of the closing balance sheet the purchase price was reduced by approximately $1.2 million related to the net asset test discussed above. The Company funded the payment of the merger consideration using a combination of its own working capital and borrowing under a new credit agreement. The results of operations of BSI have been included in the accompanying consolidated statements of operations for the year ended August 31, 2006 from the date of the acquisition. The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets were accounted for under SFAS No. 142.

     As part of the purchase price allocation, intangible assets were identified and valued. Of the total purchase price, $13.7 million was assigned to patents, $2.7 million was assigned to trademarks, and $4.6 million was assigned to other intangible assets, which consist of customer relationships of $2.9 million, non-compete agreements of $1.6 million, and a license of $35,000.
     The amount assigned to patents, $13.7 million, is being amortized over the remaining life of the patents. The weighted average life of the remaining patents is approximately fourteen years.
     The acquired trademarks have been assigned an indefinite life and will not be amortized. The trademarks will be reviewed for impairment or for indicators of a limited useful life on an annual basis or when events indicate that the asset may be impaired.
     The amount assigned to customer relationships, $2.9 million, is being amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed over a remaining life of approximately eight years. The amount assigned to non-compete agreements, $1.6 million, is being amortized on a straight-line basis over the period that the agreements are enforceable, approximately three years. The amount assigned to the license, $35,000, is being amortized on a straight-line basis over the remaining life of the license of approximately 0.5 years.
     The excess of the purchase price over the fair value of tangible and identifiable intangible net assets was allocated to goodwill, which is non-deductible for tax purposes.
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
Lindsay Corporation and Subsidiaries
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
(in thousands, except per share amounts)	2006	2005
Operating revenues	$239,117	$196,340
Net earnings	$12,573	$3,420

Basic net earnings per share	$1.09	$0.29

Diluted net earnings per share	$1.07	$0.29

Weighted average shares outstanding – basic	11,529	11,649

Weighted average shares outstanding – diluted	11,712	11,801

C. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	For the years ended August 31,
$ in thousands	2007	2006
Accumulated other comprehensive income, net:
Unrealized loss on available for sale securities, net of tax of $11 and $56	$(14)	$(92)
Currency translation	4,711	3,357
Defined Benefit Pension Plans, net of tax of $964 and $780	(1,585)	(1,285)
Unrealized loss on cash flow hedges, net of tax of $387 and 216	(563)	(348)

Total accumulated other comprehensive income, net of taxes	$2,549	$1,632

D. OTHER INCOME, NET

	For the years ended August 31,
$ in thousands	2007	2006	2005
Other income, net:
Cash surrender value of life insurance	$75	$78	$72
Foreign currency transaction (loss) gains, net	144	18	(18)
Foreign government grant	152	142	—
All other, net	240	265	219

Total other income, net	$611	$503	$273

E. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2007	2006	2005
United States	$24,479	$18,509	$6,588
Foreign	(346)	(1,100)	362

	$24,133	$17,409	$6,950

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2007	2006	2005
Current:
Federal	$10,152	$8,149	$2,223
State	704	1,200	336
Foreign	287	68	314

Total current	11,143	9,417	2,873

Deferred:
Federal	(2,099)	(2,868)	(474)
State	(145)	(241)	(60)
Foreign	(386)	(599)	(227)

Total deferred	(2,630)	(3,708)	(761)

Total income tax provision	$8,513	$5,709	$2,112

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2007		2006		2005
$ in thousands	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$8,447	35.0	$6,093	35.0	$2,363	34.0
State and local taxes, net of federal tax benefit	331	1.4	409	2.4	134	1.9
Federal & state reserve adjustment	—	—	(404)	(2.3)	—	—
Non deductible officer’s compensation	463	1.9	—	—	—	—
Domestic production activities deduction	(255)	(1.1)	(258)	(1.5)	—	—
Municipal bond interest income	(350)	(1.5)	(219)	(1.3)	(98)	(1.4)
Qualified export activity income	(23)	(0.1)	(112)	(0.6)	(328)	(4.7)
R&D, Phone, and Fuel tax credits	(250)	(1.0)	(17)	(0.1)	(56)	(0.8)
Other	150	0.7	217	1.2	97	1.4

Effective rate	$8,513	35.3	$5,709	32.8	$2,112	30.4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2007	2006
Deferred tax assets:
Deferred rental revenue	$2,388	$1,913
Employee benefits liability	2,130	1,158
Net operating loss carryforwards	572	518
Defined benefit pension plan	982	799
Share-based compensation	1,440	649
Inventory	322	271
Warranty	577	723
Vacation	643	542
Accrued expenses and allowances	2,261	2,431

Deferred tax assets	$11,315	$9,004

Deferred tax liabilities:
Intangible Assets	(9,301)	(7,768)
Property, plant and equipment	(4,287)	(2,158)
Inventory	(164)	(382)
Other	(783)	(218)

Deferred tax liabilities	$(14,535)	$(10,526)

Net deferred tax liabilities	$(3,220)	$(1,522)

The Company’s foreign net operating loss carryforwards include approximately $0.4 million that will begin to expire in fiscal 2011 and approximately $0.2 million that have no expiration date.
     In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2007 and 2006 has not been established.
The American Jobs Creation Act of 2004 (the “Jobs Act”)
On October 22, 2004, the Jobs Act was enacted, which directly impacts the Company in several areas.
     The Company currently takes advantage of the extraterritorial income exclusion (“EIE”) in the calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which were phased out over three years, with 80% of the prior benefit allowed in 2005, 60% in 2006 and 0% allowed in any calendar year after 2006. The Company reported an EIE of $0.1 million, $0.3 million and $0.3 million at fiscal years ended 2007, 2006 and 2005, respectively. The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in

2010. The Company reported a $0.7 million and $0.5 million manufacturing deduction for fiscal years 2007 and 2006, respectively. There was no manufacturing deduction taken for fiscal year 2005 as the Jobs Act was not yet effective.
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
     Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	losses	Fair value
As of August 31, 2007:
Due within one year	$27,616	$—	$(25)	$27,591
Due after one year through five years	—	—	—	—

	$27,616	$—	$(25)	$27,591

As of August 31, 2006:
Due within one year	$10,238	$3	$(62)	$10,179
Due after one year through five years	5,867	—	(89)	5,778

	$16,105	$3	$(151)	$15,957

     Proceeds and gains and losses from the maturities or sales of available-for-sale securities are as follows:

	For the years ended August 31,
$ in thousands	2007	2006	2005
Proceeds from maturities or sales	$79,150	$13,169	$19,100
Gross realized gains	$—	$—	$5
Gross realized losses	$—	$—	$(51)
     Marketable securities classified as available-for-sale in a continuous loss position for less than 12 months and greater than 12 months as of August 31, 2007 and 2006 are as follows:

	August 31, 2007
		Greater
	Less than	than 12
$ in thousands	12 months	months
Total amount of unrealized losses	$—	$(25)
Total fair value of investments with unrealized losses	$—	$5,761

	August 31, 2006
		Greater
	Less than	than 12
	12 months	months
Total amount of unrealized losses	$—	$(151)
Total fair value of investments with unrealized losses	$—	$14,880

G. RECEIVABLES

	August	August
$ in thousands	2007	2006
Receivables:
Trade accounts and current portion of notes receivable	$47,914	$38,710
Allowance for doubtful accounts	(946)	(595)

Net receivables	$46,968	$38,115

H. INVENTORIES

	August	August
$ in thousands	2007	2006
Inventory:
FIFO inventory	$20,319	$16,301
LIFO reserve	(6,235)	(5,032)

LIFO inventory	14,084	11,269

Weighted average inventory	12,810	8,491
Other FIFO inventory	14,916	7,694
Obsolescence reserve	(711)	(636)

Total inventories	$41,099	$26,818

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August	August
	2007	2006
Raw materials	15%	15%
Work in process	12%	13%
Finished Goods	73%	72%
I. PROPERTY, PLANT AND EQUIPMENT

	August	August
$ in thousands	2007	2006
Property, plant and equipment:
Land	$1,496	$1,222
Buildings	19,617	12,229
Equipment	51,862	43,687
Other	7,961	4,562

Total property, plant and equipment	80,936	61,700
Accumulated depreciation and amortization	(47,743)	(41,402)

Total Property, plant and equipment, net	33,193	20,298

Leased property:
Machines	2,405	2,322
Barriers	9,590	4,519

Total rental property	11,995	6,841
Accumulated depreciation and amortization	(896)	(158)

Total leased property, net	11,099	6,683

Property, plant and equipment, net	$44,292	$26,981

Depreciation expense was $4.8 million, $3.4 million and $3.3 million for the years ended August 31, 2007, 2006, and 2005, respectively.

J. OTHER NONCURRENT ASSETS

	August	August
$ in thousands	2007	2006
Cash surrender value of life insurance policies	$2,128	$2,054
Deferred income taxes	532	347
Notes receivable	1,779	1,311
Split dollar life insurance	924	922
Intangible pension asset	—	234
Other	97	77

Total noncurrent assets	$5,460	$4,945

K. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill by reportable segment for the year ended August 31, 2007 and 2006 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of September 1, 2005	$1,364	$—	$1,364
Acquisition of Barrier Systems, Inc.	—	9,706	9,706
Foreign currency translation	59	—	59

Balance as of August 31, 2006	1,423	9,706	11,129
Acquisition of Snoline S.P.A	—	5,429	5,429
Foreign currency translation	72	215	287

Balance as of August 31, 2007	$1,495	$15,350	$16,845

Other Intangible Assets
The components of the Company’s identifiable intangible assets at August 31, 2007 and 2006 are included in the table below. The increase in the balances from 2007 to 2006 is primarily due to the acquisition of Snoline during the second quarter of fiscal 2007.

	August		August
	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
$ in thousands	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Non-compete agreements	$2,056	$(1,106)	$2,046	$(518)
Licenses	699	(449)	399	(175)
Patents	19,075	(1,426)	13,779	(251)
Customer relationships	3,362	(442)	2,916	(81)
Plans and specifications	75	(22)	75	(18)
Other	106	(20)	35	(16)

Unamortizable Intangible Assets:
Tradenames	3,922	—	2,807	—

Total	29,295	(3,465)	$22,057	$(1,059)

Amortization expense for amortizable intangible assets was $2.4 million, $0.6 million and $0.2 million for 2007, 2006, and 2005, respectively. Other intangible assets are being amortized using the straight-line method over an average term of approximately 10.6 years.

Future estimated amortization of intangible assets is as follows:

Fiscal years
2008	$2,435
2009	2,160
2010	1,713
2011	1,700
2012	1,700
L. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2007	2006
Other current liabilities:
Payroll and vacation	$7,409	$6,301
Retirement plans	385	322
Taxes, other than income	1,579	843
Workers compensation and product liability	744	897
Deferred rental revenue	4,316	3,909
Dealer related liabilities	1,627	1,547
Warranty	1,644	1,996
Income tax payable	1,168	2,171
Cash flow hedge liability	970	564
Other	7,122	5,069

Total other current liabilities	$26,964	$23,619

M. CREDIT ARRANGEMENTS
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.1 million as of August 31, 2007, for working capital purposes. As of August 31, 2007 and 2006 there was $0.7 million and $0 outstanding on this line, respectively. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro LIBOR+200 basis points, (5.5% at August 31, 2007).
BSI Term Note
The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI described in Note B, Acquisitions. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006.
Snoline Term Note
The Company entered into an unsecured $13.2 million Term Note and Credit Agreement, effective December 27, 2006 with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline, described in Note B, Acquisitions. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of approximately $0.5 million over a seven year period commencing March 27, 2007. All borrowings under the Snoline Term Note are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company.
The BSI Term Note and the Snoline Term Note (collectively, the “Notes”) both contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due there under may be declared to be immediately due and payable. At August 31, 2007, the Company was in violation of a loan covenant not to exceed $7.0 million on capital expenditures in any fiscal year.  During fiscal year 2007, the Company exceeded this amount by incurring $14.6 million of capital expenditures. The investment over the covenant amount was primarily for additions to the lease fleet of barrier and BTMs which generate revenue in future periods.  The Company obtained a waiver of this default from Wells Fargo dated October 8, 2007.  The Company has subsequently obtained a permanent modification for this covenant from Wells Fargo.
Term notes payable consist of the following:

	August	August
($ in thousands)	2007	2006
Term notes payable	$37,967	$30,000
Less current portion	(6,171)	(4,286)

Term notes payable less current portion	$31,796	$25,714

Interest expense was $2.4 million, $0.7 million and $0.2 million for the years ended August 31, 2007, 2006 and 2005, respectively.
Principal payments due on the term notes are as follows:
Due within:

1 Year	$6,171
2 Years	6,171
3 Years	6,171
4 Years	6,171
5 Years	6,171
Thereafter	7,112

$37,967

N. FINANCIAL DERIVATIVES
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. As of August 31, 2007, the Company held two derivative instruments accounted for as cash flow hedges.
     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in accumulated other comprehensive income, net of related income tax effects. For the year ended August 31, 2007, less than $0.1 million was recorded in the consolidated statement of operations related to ineffectiveness of this interest rate swap. There was no ineffectiveness recorded for the year ended August 31, 2006.
     Similarly, for the Snoline Term Note, the variable interest rate was converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to dollars for the Snoline Term Note at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the Snoline Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks are reported in accumulated other comprehensive income, net of related income tax effects. For the year ended August 31, 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.

     The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity, which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under SFAS No. 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.
O. COMMITMENTS AND CONTINGENCIES
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which it committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During the third quarter of fiscal 2007, the Company accrued for additional expected costs of $0.5 million to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions may be revised in the near term. Related balance sheet liabilities recognized were $0.7 million at August 31, 2007, and $0.2 million at August 31, 2006.
     The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2007, future minimum lease payments under noncancelable operating leases were as follows:

$ in thousands
Fiscal years
2008	$1,088
2009	629
2010	568
2011	527
2012	157
Thereafter	87

Total future minimum lease payments	$3,056

Lease expense was $1.6 million, $1.1 million and $1.0 million for the years ended August 31, 2007, 2006, and 2005, respectively.
P. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.5 million, $0.5 million and $0.4 million for the years ended August 31, 2007, 2006, and 2005, respectively.
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
     As of August 31, 2007, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheet as required under the adoption of SFAS No. 158. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	For the years ended August 31,
$ in thousands	2007	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$5,512	$5,478	$4,839
Service cost	32	19	34
Interest cost	308	267	269
Actuarial loss	200	61	654
Benefits paid	(313)	(313)	(318)

Benefit obligation at end of year	$5,739	$5,512	$5,478

Funded status at end of year	$(5,739)	$(5,512)	$(5,478)
Unrecognized net actuarial loss	—	2,500	2,606

Net accrued pension cost	$(5,739)	$(3,012)	$(2,872)

Amounts recognized in the statement of financial position consist of:

	August	August
$ in thousands	2007	2006
Accrued benefit cost	$—	$(3,012)
Other current liabilities	(355)	—
Intangible pension asset	—	234
Additional minimum pension liability	—	(2,299)
Pension benefit liability	(5,384)	—
Accumulated other comprehensive loss	2,549	2,065

Net amount recognized	$(3,190)	$(3,012)

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August	August
$ in thousands	2007	2006
Net actuarial loss	$2,384	$—
Transition obligation	165	—
Minimum pension liability	—	2,065

Total	$2,549	$2,065

The assumptions used for the determination of the liability as of years ended:

	August	August
	2007	2006
Discount rate	6.00%	5.75%
Assumed rates of compensation increases	3.50%	3.50%
Rate of return on underlying 401(k) investments	7.50%	7.50%
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.
The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2007	2006	2005
Service cost	$32	$19	$34
Interest cost	308	267	269
Net amortization and deferral	160	158	302

Total	$500	$444	$605

The estimated actuarial loss and transition obligation for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2008 will be $94,000 and $69,000, respectively.
The assumptions used for the determination of the net periodic benefit cost are:

	For the years ended August 31,
	2007	2006	2005
Discount rate	5.75%	5.00%	5.75%
Assumed rates of compensation increases	3.50%	3.50%	3.50%
The following net benefits payments, which reflect future service, as appropriate, are expected to be paid:

$ in thousands
Fiscal years
2008	$368
2009	477
2010	467
2011	455
2012	443
Thereafter	2,052

Future expected benefit payments through 2017	$4,262

Q. GUARANTEES AND WARRANTIES
Guarantees of Customer Equipment Financing
In the normal course of its business, the Company has arranged for unaffiliated financial institutions to make favorable financing terms available to end-user purchasers of the Company’s irrigation equipment. In order to facilitate these arrangements, the Company provides limited recourse guarantees or full guarantees to the financial institutions on these equipment loans. All of the Company’s customer-equipment recourse guarantees are collateralized by the value of the equipment being financed. The estimated maximum potential future payments to be made by the Company on these guarantees equaled $0.9 million and $1.6 million at August 31, 2007 and 2006, respectively.
     The Company maintains an agreement with one financial institution under which it guarantees the financial institution’s total pool of financing agreements with end users for loans in the pool of record as of February 28, 2006. The Company, however, will no longer provide new guarantees under this arrangement. The Company’s exposure under this agreement is limited to unpaid principal and interest where the first and/or second annual customer payments on individual loans in the pool have not yet been made as and when due. The maximum exposure on these pool guarantees is equal to 2.75% of the aggregate original principal balance of the loans in the pool and equaled approximately $0.2 million and $0.8 million at August 31, 2007 and 2006, respectively.
     Separately, the Company provides guarantees on specific customer loans made by two unaffiliated financial institutions, including the institution for which the pool guarantee is provided. Generally, the Company’s exposure on these specific customer guarantees is limited to unpaid principal and interest on customer payments that have not been made as and when due. In some cases, the guarantee may cover all scheduled payments of a loan. The amount of these guarantees of specific customer loans equaled approximately $0.7 million and $0.8 million at August 31, 2007 and 2006, respectively. The Company recorded, at estimated fair value, deferred revenue of $0 at August 31, 2007, compared to $25,000 at August 31, 2006, classified within other current liabilities, for these guarantees. The estimated fair values of these guarantees are primarily based on the Company’s experience with these guarantee agreements and related transactions. The Company recognizes the revenue for the estimated fair value of the guarantees ratably over the respective terms of the guarantees. Separately, related to these guarantees, the Company has accrued a liability of approximately $0.1 million at both August 31, 2007 and 2006, also classified within other current liabilities, for estimated losses on such guarantees.
Product Warranties
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods and/or usage of the product. The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims. During the second quarter of fiscal 2007, the Company reduced its product warranty accrual by approximately $0.3 million as a result of reducing the estimated liability for the end-gun solenoid repair campaign announced in the fourth quarter of fiscal 2005. This reserve is classified within other current liabilities.
The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of fiscal year	$1,996	$2,456
Liabilities accrued for warranties during the period	1,194	1,812
Warranty claims paid during the period	(1,546)	(2,272)

Product warranty accrual balance, end of period	$1,644	$1,996

R. INDUSTRY SEGMENT INFORMATION
The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems. The irrigation segment consists of six operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS No. 131”).
     Infrastructure: This segment includes the manufacture and marketing of movable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131.
     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income net, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company had utilized many common operating assets for its irrigation and infrastructure segments, prior to the acquisitions of BSI and Snoline it was not practical to separately identify assets by reportable segment prior to fiscal year 2006. Similarly, other segment reporting proscribed by SFAS No. 131 is not shown as this information can not be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company has no single major customer representing 10% or more of its total revenues during fiscal 2007, 2006, or 2005.
Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	For the years ended August 31,
$ in millions	2007	2006	2005
Operating revenues:
Irrigation	$216.5	$193.7	$156.3
Infrastructure	65.4	32.3	21.0

Total operating revenues	$281.9	$226.0	$177.3

Operating income:
Irrigation	$33.4	$25.5	$17.3
Infrastructure	14.2	7.1	2.6

Segment operating income	47.6	32.6	19.9
Unallocated general & administrative expenses	(23.9)	(17.1)	(14.4)
Interest and other income, net	0.3	1.9	1.5

Earnings before income taxes	$24.1	$17.4	$7.0

$ in millions	2007	2006	2005
Total Capital Expenditures:
Irrigation	$4.3	$3.3	$4.1
Infrastructure	10.3	0.3	—

	$14.6	$3.6	$4.1

Total Depreciation & Amortization:
Irrigation	$3.6	$3.4	$3.3
Infrastructure	3.6	0.7	—

	$7.2	$4.1	$3.3

Total Assets:
Irrigation	$143.9	$134.4	$134.8
Infrastructure	98.3	57.8	—

	$242.2	$192.2	$134.8
Summarized financial information concerning the Company’s geographical areas is shown in the following tables:

$ in millions	2007	2006	2005
Geographic area revenues:
United States	$192.5	$167.5	$126.5
Europe, Africa, Australia & Middle East	57.4	33.5	30.1
Mexico & Latin America	19.4	21.1	16.1
Other International	12.6	3.9	4.6

Total revenues	$281.9	$226.0	$177.3

Geographic area long-lived assets:
United States	$64.7	$56.3	$16.1
Europe, Africa, Australia & Middle East	21.1	1.6	2.0
Mexico & Latin America	1.2	1.2	1.2
Other International	—	—	—

Total long-lived assets	$87.0	$59.1	$19.3

S. SHARE BASED COMPENSATION
Share Based Compensation Program
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2007, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company, and became effective on February 6, 2006, and replaced the Company’s 2001 Long Term Incentive Plan. The Company currently has outstanding options under its 2001 and 1991 Long-Term Incentive Plans.
     The 2006 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2006 Plan is 750,000 shares. Stock awards other than stock options will be counted against the 2006 Plan in a 2 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2006 Plan. The 2006 Plan also limits the total awards that may be made to any individual. Any options granted under the 2006 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. The restricted stock units granted to non-employee directors vest over a nine-month period.

     On December 1, 2006, the Company issued 20,361 performance stock units under its 2006 Plan to a certain group of employees. A specified number of shares of common stock will be awarded under the terms of the performance stock units on November 1, 2009, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. There is a maximum potential for 40,722 shares to be paid out if maximum threshold performance measures are achieved and a potential of zero shares to be paid out if minimum threshold performance measures are not achieved. The performance stock units granted to employees have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The recipient of the award is not entitled to receive dividends on the performance stock units during the vesting period.
Accounting for Share Based Compensation
SFAS 123(R) requires companies to estimate the fair value of share-based compensation awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform service in exchange for the award.
      Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the fiscal years ended August 31, 2007 and 2006, included compensation expense for share-based compensation awards granted prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance units issued under the 2006 Plan will have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.
Share Based Compensation Information
The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2007, 2006 and 2005.

			Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term (years)	(‘000s)
Outstanding at August 31, 2005	1,186,731	$19.84	6.2	$6,651
Granted	45,000	$19.33

Exercised	(41,562)	$17.96		$323
Forfeitures	(26,250)	$24.59
Outstanding at August 31, 2006	1,163,919	$19.78	5.5	$10,174
Granted	—	—

Exercised	(180,462)	$20.20		$3,300
Forfeitures	(16,250)	$23.20
Outstanding at August 31, 2007	967,207	$19.64	4.6	$20,202

Exercisable at August 31, 2005	693,938	$17.98	5.0	$5,203
Exercisable at August 31, 2006	775,923	$18.64	4.6	$7,662
Exercisable at August 31, 2007	715,019	$19.00	4.0	$15,397
There were 121,660, 81,980 and 190,444 outstanding stock options that vested during the fiscal years ended August

31, 2007, 2006 and 2005, respectively. The intrinsic value of options exercised for the fiscal years ended August 31, 2007, 2006 and 2005 was $3.3 million, $0.3 million and $0.9 million, respectively.

     The following table summarizes information about restricted stock units as of and for the years ended August 31, 2007, 2006 and 2005:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock units at August 31, 2005	—	$—
Granted	58,826	23.11
Vested	—	—
Forfeited	(1,100)	18.78

Restricted stock units at August 31, 2006	57,726	$22.75

Granted	62,472	32.00
Vested	(24,526)	21.21
Forfeited	(5,559)	27.47

Restricted stock units at August 31, 2007	90,113	$27.53

The vesting date fair value of restricted stock units that vested during fiscal year 2007 was $0.8 million.
     The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Performance stock units at September 1, 2006	—	$0.00
Granted	20,361	33.49
Vested	—	0.00
Forfeited	(1,089)	33.49

Performance stock units at August 31, 2007	19,272	$33.49

     In connection with the performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.
     As of August 31, 2007, there was $3.9 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.9 years.
Valuation and Expense Information
The Company adopted SFAS No. 123(R) as of the beginning of its 2006 fiscal year. The following table summarizes share-based compensation expense under SFAS No. 123(R) for the fiscal years ended August 31, 2007 and 2006:

	Year Ended	Year Ended
	August 31,	August 31,
$ in thousands	2007	2006

Share-based compensation expense included in cost of operating revenues	$142	$122

Research and development	147	104
Sales and marketing	446	348
General and administrative	1,439	1,165

Share-based compensation expense included in operating expenses	2,032	1,617

Total Share-based compensation expense	2,174	1,739
Tax benefit	(824)	(659)

Share-based compensation expense, net of tax	$1,350	$1,080

The table below reflects the pro forma effects on net earnings and earnings per share for the year ended August 31, 2005 as if SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) fair value recognition provisions had been applied as of the beginning of its fiscal year 2005:

Year Ended
August 31,
$ in thousands	2005
Net earnings, as reported (1)	$4,838

Share-based compensation expense	1,900
Tax benefit	(720)

Share-based compensation expense, net tax (2)	1,180

Net earnings, including the effect of share-based compensation expense (3)	$3,658

Earnings per share:
Basic net earnings per share-as reported (1)	$0.42
Basic net earnings per share, including the effect of share-based compensation expense (3)	$0.31

Diluted net earnings per share-as reported for the prior period (1)	$0.41
Diluted net earnings per share, including the effect of share-based compensation expense (3)	$0.31

(1)	Net earnings and net earnings per share prior to fiscal 2006 did not include share-based compensation expense under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense prior to fiscal 2006 was calculated based on the pro forma application of SFAS 123.

(3)	Net earnings and net earnings per share prior to fiscal 2006 represents pro forma information based on SFAS 123.
     The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock price over the expected life of the option. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same timeframe as the expected life of the awards. The Company uses historical data to estimate option exercise and employee termination behavior within the pricing model; groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free rate for options is based on a U.S. Treasury rate commensurate with the expected terms.
       The use of the Black-Scholes model requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted for the year ended August 31, 2007 and 45,000 and 128,872 stock options granted in the years ended August 31, 2006, and 2005, respectively. The weighted-average estimated value of employee stock options granted during the years ended August 31, 2006 and 2005 were $10.26 and $10.51 per share, respectively, with the following weighted-average assumptions:

	For the Year ended August 31,
	2006	2005
Expected volatility	35.13%	34.65 - 35.86%
Expected dividends	0.76%	0.68 - 0.77%
Expected term (in years)	7.00	7.00
Risk-free interest rate	4.52%	4.12 - 4.30%

T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The follow is a tabulation of the unaudited quarterly results of operations for the years ended August 31, 2007 and 2006:

	For the three months ended the last day of
$ in thousands, except per share amounts	November	February	May	August
Fiscal 2007
Operating revenues	$51,532	$63,674	$93,147	$73,504
Cost of operating revenues	39,067	49,219	68,725	55,114
Earnings before income taxes	2,744	3,615	11,535	6,239
Net earnings	1,783	2,512	7,477	3,848
Diluted net earnings per share	$0.15	$0.21	$0.62	$0.32
Market price (NYSE)
High	$36.62	$37.77	$35.65	$50.65
Low	$28.01	$28.55	$29.55	$32.83

Fiscal 2006
Operating revenues	$39,504	$54,912	$75,013	$56,572
Cost of operating revenues	32,077	45,048	57,977	42,658
Earnings before income taxes	792	2,504	9,142	4,971
Net earnings	511	1,717	6,415	3,057
Diluted net earnings per share	$0.04	$0.15	$0.55	$0.26
Market price (NYSE)
High	$25.88	$26.10	$28.01	$28.97
Low	$18.31	$18.67	$21.59	$20.27
2007: The second-quarter includes the acquisition of Snoline, S.P.A on December 27, 2006.
2006: The fourth-quarter includes the acquisition of Barrier Systems Inc. on June 1, 2006.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
NONE
ITEM 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.
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
     The Company acquired Snoline S.P.A. (“Snoline”) during the second quarter of fiscal 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, Snoline’s internal control over financial reporting associated with total assets of $29.5 million and total revenues of $11.9 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2007.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2007.
     The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.
Report of Independent Registered Public Accounting
The Board of Directors and Shareholders
Lindsay Corporation:
We have audited Lindsay Corporation’s (the Company) internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Snoline S.P.A. (Snoline) during the second quarter of fiscal 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007, Snoline’s internal control over financial reporting associated with total assets of $29.5 million and total revenues of $11.9 million included in the consolidated financial statements of the Company and its subsidiaries as of and for the year ended August 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Snoline.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2007, and our report dated November 12, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
November 12, 2007
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B – Other Information
NONE

PART III
ITEM 10 — Directors and Executive Officers of the Registrant
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2007. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about Executive Officers is shown on pages 11 and 12 of this filing.
Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the Proxy Statement.
Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2007.
ITEM 11 — Executive Compensation
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement.
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2007:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	667,207	$22.18	580,615
Equity compensation plans not approved by security holders (2)	300,000	$14.00	—

Total	967,207	$19.64	580,615

(1)	Plans approved by shareholders include the Company’s 1991, 2001 and 2006 Long-Term Incentive Plans. While certain options and rights remain outstanding under the Company’s 1991 and 2001 Long-Term Incentive Plans, no future equity compensation awards may be granted under these plans.

(2)	Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by shareholders.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the Proxy Statement.
PART IV
ITEM 15 — Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.
     Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

a(2) Exhibit
Lindsay Corporation and Subsidiaries
VALUATION and QUALIFYING ACCOUNTS
Years ended August 31, 2007, 2006 and 2005
(Dollars in thousands)

	Additions
	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
Description	of period	expenses	accounts	Deductions	of period
Year ended August 31, 2007:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c)	$110	$2	$—	$—	$112

- Allowance for doubtful accounts(a)	$595	$412	$—	$61	$946

- Allowance for inventory obsolescence(b)	$636	$97	$—	$22	$711

Year ended August 31, 2006:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c)	$190	$—	$—	$80	$110

- Allowance for doubtful accounts(a)	$702	$(12)	$—	$95	$595

- Allowance for inventory obsolescence(b)	$613	$39	$—	$16	$636

Year ended August 31, 2005:
Deducted in the balance sheet from the assets to which they apply:
- Reserve for guarantee losses(c)	$540	$(38)	$—	$312	$190

- Allowance for doubtful accounts(a)	$1,386	$108	$—	$792	$702

- Allowance for inventory obsolescence(b)	$527	$228	$—	$142	$613

Notes:

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)	Deductions consist of obsolete items sold or scrapped.

(c)	Represents estimated losses on financing guarantees.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

4(a)	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10(a)*	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements. Filed herewith to include the form of Performance Stock Unit award agreement.

10(b)	Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003 incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

10(c)	Lindsay Manufacturing Co. Profit Sharing Plan, incorporated by reference to Exhibit 10(i) of the Company’s Registration Statement on Form S-1 (Registration No. 33-23084), filed July 15, 1988.

10(d)	Lindsay Manufacturing Co. Amended and Restated 1991 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

10(e)	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

10(f)	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.

10(g)	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.

10(h)	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.

10(i)	Lindsay Manufacturing Co. Supplemental Retirement Plan, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

10(j)	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

10(k)	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

10(l)	Lindsay Corporation Management Incentive Plan (MIP), 2007 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

10(m)	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(n)	Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(o)	Amended and Restated ISDA Confirmation dated May 8, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(p)	ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(q)	Schedule to the ISDA Master Agreement, Dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10(r)	Employment Agreement, dated May 1, 2006, between the Company and Owen S. Denman incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

10(s)	Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(t)	Term Note incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(u)	Credit Agreement incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10(v)	First Bank Guarantee incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24(a)*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2007 on behalf of certain directors.

31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

* - filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2007.

LINDSAY CORPORATION

By:	/s/ david b. downing
Name:	David B. Downing
Title:	Senior Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of November, 2007.

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