Form 10-Q
period 2007-11-30
LINDSAY CORP
filed 2008-01-08
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of January 3, 2008, 11,836,716 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

ITEM 1 – Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006 and August 31, 2007

	(Unaudited)	(Unaudited)
	November	November	August
($ in thousands, except par values)	2007	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,324	$19,699	$21,022
Marketable securities	8,207	21,792	27,591
Receivables, net (net of allowance, $1,029, $696 and $946, respectively)	60,437	46,539	46,968
Inventories, net	54,964	34,656	41,099
Deferred income taxes	5,645	—	6,108
Other current assets	8,453	4,602	6,990

Total current assets	155,030	127,288	149,778
Long-term marketable securities	—	4,378	—
Property, plant and equipment, net	47,286	27,157	44,292
Other intangible assets, net	27,713	20,704	25,830
Goodwill, net	18,829	11,134	16,845
Other noncurrent assets	6,112	6,949	5,460

Total assets	$254,970	$197,610	$242,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,664	$12,951	$18,367
Current portion of long-term debt	6,171	4,286	6,171
Other current liabilities	27,978	25,931	26,964

Total current liabilities	58,813	43,168	51,502

Pension benefits liabilities	5,426	5,047	5,384
Long-term debt	30,253	24,643	31,796
Deferred income taxes	10,036	—	9,860
Other noncurrent liabilities	2,952	1,042	2,635

Total liabilities	107,480	73,900	101,177

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized: 17,795,683, 17,678,151 and 17,744,458 shares issued and outstanding	17,796	17,678	17,744
Capital in excess of stated value	12,924	7,667	11,734
Retained earnings	207,422	193,347	204,750
Less treasury stock (at cost, 5,998,448, 6,048,448 and 5,998,448 shares in November 2007 and 2006 and August 2007, respectively)	(95,749)	(96,547)	(95,749)
Accumulated other comprehensive income, net	5,097	1,565	2,549

Total shareholders’ equity	147,490	123,710	141,028

Total liabilities and shareholders’ equity	$254,970	$197,610	$242,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-months ended November 30, 2007 and 2006
(Unaudited)

	Three-Months Ended
	November	November
(in thousands, except per share amounts)	2007	2006
Operating revenues	$75,928	$51,532
Cost of operating revenues	56,632	39,067

Gross profit	19,296	12,465

Operating expenses:
Selling expense	5,130	3,613
General and administrative expense	6,144	5,435
Engineering and research expense	1,506	806

Total operating expenses	12,780	9,854

Operating income	6,516	2,611

Other income (expense):
Interest expense	(599)	(487)
Interest income	476	636
Other income (expense), net	114	(16)

Earnings before income taxes	6,507	2,744
Income tax provision	2,141	961

Net earnings	$4,366	$1,783

Basic net earnings per share	$0.37	$0.15

Diluted net earnings per share	$0.36	$0.15

Average shares outstanding	11,766	11,577
Diluted effect of stock equivalents	462	279

Average shares outstanding assuming dilution	12,228	11,856

Cash dividends per share	$0.070	$0.065

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three-months ended November 30, 2007 and 2006
(Unaudited)

	November	November
($ in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,366	$1,783
Adjustments to reconcile net earnings to net cash used in (provided by) operating activities:
Depreciation and amortization	2,131	1,531
Amortization of marketable securities premiums, net	(4)	18
Gain on sale of property, plant and equipment	(2)	(17)
Provision for uncollectible accounts receivable	(68)	10
Deferred income taxes	281	392
Stock-based compensation expense	572	431
Other, net	(30)	78
Changes in assets and liabilities:
Receivables, net	(12,114)	(8,415)
Inventories, net	(11,612)	(7,775)
Other current assets	(983)	(660)
Accounts payable	4,424	3,311
Other current liabilities	161	(637)
Current taxes payable	604	(1,277)
Other noncurrent assets and liabilities	(2,873)	(628)

Net cash used in operating activities	(15,147)	(11,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,502)	(1,232)
Proceeds from sale of property, plant and equipment	5	16
Acquisition of business	(3,520)	—
Purchases of marketable securities available-for-sale	(13,860)	(44,245)
Proceeds from maturities of marketable securities available-for-sale	33,265	34,060

Net cash provided by (used in) investing activities	11,388	(11,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	307	1,247
Principal payments on long-term debt	(1,543)	(1,071)
Excess tax benefits from stock-based compensation	373	93
Dividends paid	(826)	(755)

Net cash used in financing activities	(1,689)	(486)

Effect of exchange rate changes on cash	1,750	97

Net decrease in cash and cash equivalents	(3,698)	(23,645)
Cash and cash equivalents, beginning of period	21,022	43,344

Cash and cash equivalents, end of period	$17,324	$19,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by U.S. generally accepted accounting principles for financial statements contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2007.
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
     Notes to the condensed consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated by management in the preparation of the condensed consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the condensed consolidated financial statements. Certain reclassifications have been made to prior financial statement notes to conform to the current year presentation.
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
     Statement of Financial Accounting Standards No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units, performance stock units and in-the-money options, and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
     For the three-months ended November 30, 2007 and 2006, all stock options, restricted stock units, and performance stock units had a dilutive effect; no options, restricted stock units, or performance stock units were excluded from the diluted net earnings per share calculations.
(3) Acquisitions
On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. (“U-mad”) through a wholly owned subsidiary of Barrier Systems, Inc. (“BSI”). The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally. The total purchase price of $3.5 million has been preliminarily allocated to intangible assets and goodwill based on management’s estimates of current fair values. The resulting intangible assets and goodwill have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill recorded in connection with this acquisition is deductible for income tax purposes. Proforma data is not presented for the U-mad acquisition, as it was considered immaterial.

(4) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain (loss) on securities, defined benefit plan and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three-months ended
	November	November
$ in thousands	2007	2006
Comprehensive income:
Net earnings	$4,366	$1,783
Other comprehensive income:
Unrealized gain on securities, net of tax	9	28
Unrealized loss on cash flow hedges, net of tax	(918)	(155)
Foreign currency translation	3,457	60

Total comprehensive income	$6,914	$1,716

(5) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The effective rate for the income tax provision for the three months ended November 30, 2007 and 2006 was 32.9% and 35.0%, respectively.
     The Company’s effective tax rates for the three months ended November 30, 2007 and 2006 are lower than the statutory effective tax rate primarily due to federal tax-exempt interest income on its investment portfolio, the Section 199 domestic production activities deduction, the qualified export activities deduction, and other tax credits. These items were partially offset by state and local taxes and other immaterial items.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted FIN 48 on September 1, 2007. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. As of September 1, 2007, the Company had $1.2 million of unrecognized tax benefits. Upon adoption of FIN 48, the Company recorded the cumulative effect of a change in accounting principle by recognizing a net increase in the liability for unrecognized tax benefits of $0.9 million, of which $0.7 million relates to the Company’s international subsidiaries. This increase in the liability was offset by a reduction in beginning retained earnings of $0.8 million and an increase in goodwill of $0.1 million. The remaining $0.3 million had been previously accrued under SFAS No. 5, Accounting for Contingencies. At September 1, 2007, the total liability for unrecognized tax benefits recorded in the consolidated balance sheet in other noncurrent liabilities was $1.2 million of which $1.1 million could have an impact on the effective tax rate.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The $1.2 million of unrecognized tax benefits recorded as of September 1, 2007, included $0.5 million for interest and penalties.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2004. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002. During the three-month period ended November 30, 2007, there were no material changes to the liability for uncertain tax positions.
     While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
(6) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are stated at cost, which approximates market. At November 30, 2007, the Company’s cash equivalents were held primarily by two financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities and long-term marketable securities consist primarily of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or trading. All investment securities are classified as available-for-sale and are carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in the three-months ended November 30, 2007 and 2006. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.
Proceeds, gains, and losses from maturities or sales of available-for-sale securities are as follows:

	Three-months Ended November 30,
$ in thousands	2007	2006
Proceeds from maturities	$33,265	$34,060
Gross realized gains	$—	$—
Gross realized (losses)	$—	$—
Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
$ in thousands	cost	gains	(losses)	Fair value
As of November 30, 2007:
Due within one year	$8,215	$—	$(8)	$8,207
Due after one year through five years	—	—	—	—

	$8,215	$—	$(8)	$8,207

As of November 30, 2006:
Due within one year	$21,826	$—	$(34)	$21,792
Due after one year through five years	4,446	—	(68)	4,378

	$26,272	$—	$(102)	$26,170

As of August 31, 2007:
Due within one year	$27,616	$—	$(25)	$27,591
Due after one year through five years	—	—	—	—

	$27,616	$—	$(25)	$27,591

(7) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s BSI and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	November	November	August
$ in thousands	2007	2006	2007
Inventory:
FIFO inventory	$27,374	$22,172	$19,482
LIFO reserves	(6,139)	(6,381)	(6,235)

LIFO inventory	21,235	15,791	13,247

Weighted average cost inventory	18,777	9,664	12,810
Other FIFO inventory	15,801	9,862	15,753
Obsolescence reserve	(849)	(661)	(711)

Total inventories	$54,964	$34,656	$41,099

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	November	November	August
	2007	2006	2007
Raw materials	14%	17%	15%
Work in process	11%	5%	12%
Finished goods and purchased parts	75%	78%	73%
(8) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	November	November	August
$ in thousands	2007	2006	2007
Property, plant and equipment:
Land	$1,539	$1,228	$1,496
Buildings	20,250	12,269	19,617
Equipment	53,454	44,894	51,862
Other	7,720	4,386	7,961

Total property, plant and equipment	82,963	62,777	80,936
Accumulated depreciation and amortization	(49,319)	(42,143)	(47,743)

Total property, plant and equipment, net	$33,644	$20,634	$33,193

Leased property:
Machines	$2,808	$2,322	$2,405
Barriers	12,063	4,519	9,590

Total leased property	14,871	6,841	11,995
Accumulated depreciation and amortization	(1,229)	(318)	(896)

Total leased property, net	13,642	6,523	11,099

Property, plant and equipment, net	$47,286	$27,157	$44,292

Depreciation expense was $1.5 million and $1.0 million for the three-months ended November 30, 2007 and 2006, respectively.
(9) Credit Arrangements
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.4 million as of November 30, 2007, for working capital purposes (the “Euro Line of Credit”). As of November 30, 2007 and 2006, there was no outstanding balance on the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the lending bank as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at November 30, 2007).

BSI Term Note
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006.
Snoline Term Note
     The Company entered into an unsecured $13.2 million Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. Principal is repaid quarterly in equal payments of $0.5 million over a seven-year period commencing March 27, 2007. All borrowings under the Snoline Term Note are secured by the acquired shares of Flagship and Snoline and are guaranteed by the Company.
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
Term notes payable consists of the following:

	November	November	August
($ in thousands)	2007	2006	2007
Term notes payable	$36,424	$28,929	$37,967
Less current portion	(6,171)	(4,286)	(6,171)

Term notes payable less current portion	$30,253	$24,643	$31,796

Interest expense was $0.6 million and $0.5 million for the three-months ended November 30, 2007 and 2006, respectively.
Principal payments due on the term notes are as follows:

Due within:
1 Year	$6,171
2 Years	6,171
3 Years	6,171
4 Years	6,171
5 Years	6,171
Thereafter	5,569

$36,424

(10) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. As of November 30, 2007, the Company held two derivative instruments accounted for as cash flow hedges. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under SFAS No. 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.
     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the three-months ended

November 30, 2007, less than $0.1 million was recorded in the consolidated statement of operations related to ineffectiveness of this interest rate swap. There was no ineffectiveness recorded for the three-months ended November 30, 2006.
     Similarly, for the Snoline Term Note, the variable interest rate was converted to a fixed rate of 4.7% through a cross currency swap transaction entered into with Wells Fargo Bank, N.A. This cross currency swap agreement also fixes the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the three-months ended November 30, 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.
(11) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.5 million, $0.2 million and $0.7 million at November 30, 2007, 2006, and August 31, 2007, respectively.
(12) Retirement Plan
The Company has a supplemental non-qualified, unfunded retirement plan for two current and four former executives. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment during the ten years immediately preceding the participant’s retirement or termination. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	For the three-months ended
	November 30,	November 30,
$ in thousands	2007	2006
Net periodic benefit cost:
Service cost	$10	$8
Interest cost	84	77
Net amortization and deferral	40	40

Total net periodic benefit cost	$134	$125

(13) Warranties
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

The following tables provide the changes in the Company’s product warranties:

	For the three-months ended
	November 30,
$ in thousands	2007	2006
Warranties:
Product warranty accrual balance, beginning of period	$1,644	$1,996
Liabilities accrued for warranties during the period	216	375
Warranty claims paid during the period	(386)	(477)

Product warranty accrual balance, end of period	$1,474	$1,894

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
          The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income net, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company had utilized many common operating assets for its irrigation and infrastructure segments, prior to the acquisitions of BSI and Snoline, it was not practical to separately identify assets by reportable segment prior to fiscal year 2006. Similarly, other segment reporting proscribed by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
          The Company has no single major customer representing 10% or more of its total revenues during the three-months ended November 30, 2007 or 2006, respectively.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the three-months ended November 30,
($ in thousands)	2007	2006
Operating revenues:
Irrigation	$56,502	$37,972
Infrastructure	19,426	13,560

Total operating revenues	$75,928	$51,532

Operating income:
Irrigation	$9,091	$3,474
Infrastructure	3,569	4,572

Segment operating income	12,660	8,046
Unallocated general & administrative expenses	(6,144)	(5,435)
Interest and other income, net	(9)	133

Earnings before income taxes	$6,507	$2,744

	For the three months ended
	November 30,
($ in thousands)	2007	2006
Total Capital Expenditures:
Irrigation	$810	$1,024
Infrastructure	3,692	208

	$4,502	$1,232

Total Depreciation & Amortization:
Irrigation	$929	$845
Infrastructure	1,202	686

	$2,131	$1,531

	November 30, 2007	November 30, 2006	August 31, 2007
Total Assets:
Irrigation	$151,076	$139,636	$143,893
Infrastructure	103,894	57,974	98,312

	$254,970	$197,610	$242,205
(15) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. For the three-months ended November 30, 2007 and 2006, share-based compensation expense was $0.6 million and $0.4 million, respectively.
     In November 2007, the Company granted restricted stock and performance stock units under its 2006 Long-Term Incentive Plan. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. A specified number of shares of common stock will be awarded under the terms of the performance stock units after a three year vesting period, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. The restricted stock units and performance stock units granted to employees have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

ITEM 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2008 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2007. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2007. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three-months ended November 30, 2007.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 14 to the condensed consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa, and China, which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd, located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the South African market. The Company also leases warehouse facilities in Beijing and Dalian, China.

     Barrier Systems, Inc. (“BSI”), located in Rio Vista, California, manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006. On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. (“U-Mad)” through a wholly owned subsidiary of BSI. The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally.
     Snoline S.P.A. (“Snoline”), located in Milan, Italy, was acquired in December 2006, and is engaged in the design, manufacture and sales of road marking and safety equipment for use on roadways.
     Lindsay has two additional operating subsidiaries, including Irrigation Specialists, Inc. (“Irrigation Specialists”), which is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. The other operating subsidiary is Lindsay Transportation, Inc., located in Lindsay, Nebraska. Lindsay Transportation, Inc. primarily provides delivery of irrigation equipment in the U.S.
Results of Operations
For the Three-Months ended November 30, 2007 compared to the Three-Months ended November 30, 2006
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three-months ended November 30, 2007 and 2006. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	For the three-months ended
			Percent
	November	November	Increase
($ in thousands)	2007	2006	(decrease)
Consolidated
Operating revenues	$75,928	$51,532	47.3%
Cost of operating revenues	56,632	39,067	45.0
Gross profit	19,296	12,465	54.8
Gross margin	25.4%	24.2%
Operating expenses	12,780	9,854	29.7
Operating income	6,516	2,611	149.6
Operating margin	8.6%	5.1%
Interest expense	(599)	(487)	23.0
Interest income	476	636	(25.2)
Other income (expense), net	114	(16)	812.5
Income tax provision	2,141	961	122.8
Effective income tax rate	32.9%	35.0%
Net earnings	4,366	1,783	144.9
Irrigation Equipment Segment
Operating revenues	$56,502	$37,972	48.8
Operating income (1)	$9,091	$3,474	161.7
Operating margin	16.1%	9.1%
Infrastructure Products Segment
Operating revenues	$19,426	$13,560	43.3
Operating income (1)	$3,569	$4,572	(21.9)
Operating margin	18.4%	33.7%

(1)	Excludes unallocated general & administrative expenses. Beginning in the fourth quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the three-months ended November 30, 2007 increased by $24.4 million or 47% over the same prior year period. Revenues for the first quarter of fiscal 2008 increased for both the irrigation and infrastructure segments.
     Domestic irrigation revenues of $34.6 million increased $8.8 million or 34% as compared to the same prior year period. At the end of the quarter, commodity prices for the primary agricultural commodities on which irrigation equipment is used remained strong. Corn prices remain up more than 8% over the same time last year, soybean prices are up more than

70% and wheat has increased more than 80% in price per bushel. Net Farm Income is projected to be up by 48% for the 2007 crop year, achieving a record $87.5 billion, creating very positive economic conditions for U.S. farmers. Corn usage for ethanol production for the 2007 crop year is estimated to be 25% of production, rising to more than 30% for the 2008 crop year. In addition, corn exports are estimated to be at record levels for the 2007 crop year, all continuing to support high corn prices.
     International irrigation revenues for the three-months ended November 30, 2007 of $21.9 million increased $9.7 million or 79% as compared to the same prior year period. Exports to the Middle East, Australia and New Zealand were significantly higher in the quarter. In addition, the Company has seen strong sales from its business units in Brazil and South Africa. The higher global commodity prices have improved economic conditions for growers in most international markets, increasing demand for efficient irrigation technology.
     Infrastructure products segment revenues for the three-months ended November 30, 2007 of $19.4 million increased $5.9 million from the same prior year period. Most of the increase is attributable to the inclusion of Snoline, acquired in the second quarter of fiscal 2007. BSI revenues were flat in the quarter; however, the Company continues to see strong, domestic and international interest in BSI’s movable barrier and crash cushion product lines. In addition, the Company’s diversified manufacturing business, which includes its contract manufacturing and commercial tubing activities, was up more than 34% in the quarter as compared to the same prior year period.
Gross Margin
Gross profit was $19.3 million for the three-months ended November 30, 2007, an increase of $6.8 million as compared to the three-months ended November 30, 2006. Gross margin was 25.4% for the three-months ended November 30, 2007 compared to 24.2% for the same prior year period. The gross margin improvement primarily reflects significant strengthening in irrigation margins, due to stability in input costs, improved pricing, and improved factory utilization over the first quarter of last year. For the past two quarters, the Company has experienced lower selling margins than expected at Snoline. This is primarily due to a mix of more road marking tape sales versus sales of higher-margin engineered products.
Operating Expenses
The Company’s operating expenses of $12.8 million for the three-months ended November 30, 2007 were $2.9 million higher than the same prior year period. The increase is primarily due to the inclusion of Snoline and personnel related expenses.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the three-months ended November 30, 2007 increased by $0.1 million compared to the same prior year period. The increase in interest expense was due to the borrowing incurred to finance the acquisition of Snoline.
     Interest income for the three-months ended November 30, 2007 decreased by $0.2 million compared to the same prior year period. The Company had lower interest bearing deposit and bond balances compared to the same prior year quarter. Interest bearing deposit balances were lower due to working capital needs of the business.
     Other income, net during the three-months ended November 31, 2007 increased $0.1 million when compared with the same prior year period. The increase is primarily due to gains realized on foreign currency transactions, partially offset by other expenses.
     The Company’s effective tax rate of 32.9% for the three-months ended November 30, 2007 is lower than the statutory effective tax rate primarily due to federal tax-exempt interest income on its investment portfolio, the Section 199 domestic production activities deduction, and other tax credits. These items were partially offset by state and local taxes and other immaterial items.
Net Earnings
Net earnings were $4.4 million or $0.36 per diluted share, for the three-months ended November 30, 2007 compared with $1.8 million or $0.15 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under two primary credit arrangements.
     The Company’s cash and cash equivalents and marketable securities totaled $25.5 million at November 30, 2007 compared with $45.9 million at November 30, 2006. The Company’s marketable securities consist primarily of tax-exempt investment grade municipal bonds.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.4 million as of November 30, 2007, for working capital purposes. As of November 30, 2007 and 2006, there was no outstanding balance on this line of credit. Under the terms of the line of credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at November 30, 2007).
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
     The BSI Term Note and the Snoline Term Note (collectively, the “Notes”) both contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At November 30, 2007, the Company was in compliance with all loan covenants.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows used in operations totaled $15.1 million during the three-months ended November 30, 2007 compared to $11.9 million used in operations during the same prior year period. The $3.3 million increase in cash used in operations was primarily due to $3.7 million increase in cash used by receivables, $3.8 million increase in cash used by inventory, and a $2.2 million increase in cash used by other noncurrent assets and liabilities. This cash used in operations was offset by a $2.6 million increase in cash provided by net income and a $1.1 million increase in cash provided by accounts payable.
     Cash flows provided by investing activities totaled $11.4 million during the three-months ended November 30, 2007 compared to cash flows used in investing activities of $11.4 million during the same prior year period. The increase in cash provided by investing activities was primarily due to a $30.4 million decrease in purchases of marketable securities. This cash provided by investing activities was partially offset by an increase in cash used of $3.3 million for purchases of property, plant and equipment and an increase in cash used of $3.5 million for the acquisition of a business.
     Cash flows used in financing activities totaled $1.7 million during the three-months ended November 30, 2007 compared to cash flows used in financing activities of $0.5 million during the same prior year period. The increase in cash used was primarily the result of a decrease of $0.9 million in cash provided by issuance of common stock under the stock compensation plans and an increase in cash used of $0.5 million in principal payments on long-term debt.
Off-Balance Sheet Arrangements
The Company has certain off balance sheet arrangements as described in Note Q to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007. The Company does not believe these arrangements are reasonably likely to have a material effect on the Company’s financial condition.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, including the effects of the adoption of FIN 48.
Market Conditions and Fiscal 2008 Outlook
Strong agricultural commodity prices and higher Net Farm Income are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the federal highway program legislation enacted in 2005 to have a favorable impact on the infrastructure segment. Demand for the Company’s products may, however, be adversely affected by variable factors such as weather, crop prices and governmental action including funding delays. The Company will continue to create shareholder value by pursuing a balance of organic growth opportunities, strategic acquisitions, share repurchases and dividend payments.

Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning in the first quarter of its fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”). This Statement, which is expected to expand fair value measurement, permits entities to elect to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company beginning in the first quarter of its fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for the Company beginning in the first quarter of of its fiscal year 2010. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk
     The market value of the Company’s investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations.
     The Company has manufacturing operations in the United States, France, Brazil, Italy and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. Accordingly, these sales are not subject to significant currency transaction risk. However, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
     The Company’s translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars was not hedged as of November 30, 2007.
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
ITEM 4 – Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2007.
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
     In 1992, the company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.5 million, $0.2 million and $0.7 million at November 30, 2007, 2006, and August 31, 2007, respectively.
ITEM 1A – Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2007.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three-months ended November 30, 2007; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock.  Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 3 – Defaults Upon Senior Securities
     None
ITEM 4 – Submission of Matters to a Vote of Security Holders
     None
ITEM 5- Other Information
     None

ITEM 6 – Exhibits

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4(a)	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10(a)*	Lindsay Corporation Management Incentive Plan (“MIP”), 2008 Plan Year. **

31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**	- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of January 2008.

LINDSAY CORPORATION

By:	/s/ david b. downing
Name:	David B. Downing
Title:	Senior Vice President, Chief Financial Officer
(Principal Financial Officer)