Form 10-Q
period 2008-02-29
LINDSAY CORP
filed 2008-04-07
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
402-428-2131

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008, 11,915,866 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
February 29, 2008, February 28, 2007 and August 31, 2007

	(Unaudited)	(Unaudited)
	February	February	August
($ in thousands, except par values)	2008	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$24,328	$15,346	$21,022
Marketable securities	496	16,147	27,591
Receivables, net (net of allowance, $1,198, $829 and $946, respectively)	73,597	52,136	46,968
Inventories, net	60,540	44,800	41,099
Deferred income taxes	6,644	5,172	6,108
Other current assets	9,590	6,187	6,990

Total current assets	175,195	139,788	149,778

Long-term marketable securities	—	473	—
Property, plant and equipment, net	54,679	36,629	44,292
Other intangible assets, net	32,608	26,870	25,830
Goodwill, net	24,406	12,579	16,845
Other noncurrent assets	5,590	4,507	5,460

Total assets	$292,478	$220,846	$242,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,855	$17,530	$18,367
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	38,946	22,880	26,964

Total current liabilities	70,972	46,581	51,502

Pension benefits liabilities	5,383	5,094	5,384
Long-term debt	43,711	34,881	31,796
Deferred income taxes	9,671	7,504	9,860
Other noncurrent liabilities	3,546	914	2,635

Total liabilities	133,283	94,974	101,177

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized:
17,846,114, 17,685,792 and 17,744,458 shares issued and outstanding in February 2008 and 2007 and August 2007, respectively	17,846	17,686	17,744
Capital in excess of stated value	15,353	8,173	11,734
Retained earnings	216,312	195,102	204,750
Less treasury stock (at cost, 5,963,448, 6,048,448 and 5,998,448 shares in February 2008 and 2007 and August 2007, respectively)	(95,190)	(96,547)	(95,749)
Accumulated other comprehensive income, net	4,874	1,458	2,549

Total shareholders’ equity	159,195	125,872	141,028

Total liabilities and shareholders’ equity	$292,478	$220,846	$242,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended February 29, 2008 and February 28, 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	February	February	February	February
(in thousands, except per share amounts)	2008	2007	2008	2007

Operating revenues	$108,418	$63,674	$184,346	$115,206
Cost of operating revenues	78,380	49,219	135,012	88,286

Gross profit	30,038	14,455	49,334	26,920

Operating expenses:
Selling expense	6,222	4,346	11,352	7,959
General and administrative expense	6,507	5,459	12,651	10,894
Engineering and research expense	1,456	939	2,962	1,745

Total operating expenses	14,185	10,744	26,965	20,598

Operating income	15,853	3,711	22,369	6,322

Other income (expense):
Interest expense	(821)	(532)	(1,420)	(1,019)
Interest income	377	426	853	1,062
Other, net	107	10	221	(6)

Earnings before income taxes	15,516	3,615	22,023	6,359

Income tax provision	5,836	1,103	7,977	2,064

Net earnings	$9,680	$2,512	$14,046	$4,295

Basic net earnings per share	$0.82	$0.22	$1.19	$0.37

Diluted net earnings per share	$0.79	$0.21	$1.15	$0.36

Average shares outstanding	11,847	11,630	11,806	11,604
Diluted effect of stock equivalents	410	305	436	297

Average shares outstanding assuming dilution	12,257	11,935	12,242	11,901

Cash dividends per share	$0.070	$0.065	$0.140	$0.130

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 29, 2008 and February 28, 2007
(Unaudited)

	February	February
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,046	$4,295
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,299	3,296
Amortization of marketable securities premiums (discounts), net	(15)	26
Gain on sale of property, plant and equipment	(10)	(23)
Provision for uncollectible accounts receivable	(96)	(2)
Deferred income taxes	(52)	848
Stock-based compensation expense	1,303	1,023
Other, net	(11)	65
Changes in assets and liabilities:
Receivables, net	(22,715)	(9,048)
Inventories, net	(15,071)	(15,147)
Other current assets	(1,748)	(2,153)
Accounts payable	5,059	3,810
Other current liabilities	6,897	(2,431)
Current taxes payable	1,582	(2,172)
Other noncurrent assets and liabilities	(3,885)	151

Net cash used in operating activities	(10,417)	(17,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,269)	(4,446)
Proceeds from sale of property, plant and equipment	22	31
Acquisition of business, net of cash acquired	(21,154)	(17,394)
Purchases of marketable securities available-for-sale	(13,860)	(60,300)
Proceeds from maturities of marketable securities available-for-sale	40,995	59,680

Net cash used in investing activities	(1,266)	(22,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	598	1,451
Proceeds from issuance of long-term debt	15,000	14,309
Principal payments on long-term debt	(3,085)	(2,143)
Excess tax benefits from stock-based compensation	2,357	(197)
Dividends paid	(1,659)	(1,512)

Net cash provided by financing activities	13,211	11,908

Effect of exchange rate changes on cash	1,778	(15)

Net increase (decrease) in cash and cash equivalents	3,306	(27,998)
Cash and cash equivalents, beginning of period	21,022	43,344

Cash and cash equivalents, end of period	$24,328	$15,346

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
     Notes to the condensed consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated by management in the preparation of the condensed consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the condensed consolidated financial statements. Certain reclassifications have been made to prior financial statements and notes to conform to the current year presentation.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At February 29, 2008, the performance conditions for the Company’s outstanding performance stock units had not been satisfied.
     Statement of Financial Accounting Standards No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units and in-the-money options, and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
     For both the three months and six months ended February 29, 2008 and February 28, 2007, all stock options and restricted stock units had a dilutive effect; no options or restricted stock units were excluded from the diluted net earnings per share calculations.
(3) Acquisitions
On January 24, 2008, the Company completed the acquisition of all outstanding shares of stock of Watertronics, Inc., (“Watertronics”) based in Hartland, Wisconsin. Watertronics is a leader in designing, manufacturing, and servicing water pumping stations and controls for the golf, landscape and municipal markets. The addition of Watertronics enhances the Company’s capabilities in providing innovative, turn-key solutions to customers through the integration of their proprietary pump station controls with irrigation control systems. Total consideration paid to the selling shareholders was $18.0 million. The purchase price was financed with cash on hand as well as borrowings under a new $30 million Revolving Credit Agreement with Wells Fargo Bank, N.A., described in Note 8, Credit Arrangements.
     On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. (“U-mad”) through a wholly owned subsidiary of Barrier Systems, Inc. (“BSI”). The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally. Total consideration was $3.5 million which was financed with cash on hand.
     The total purchase price for each of these acquisitions has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company’s preliminary allocation of purchase price for these acquisitions consisted of current assets of $5.0 million, fixed assets of $5.3 million, patents of $4.0 million, other intangible assets of $3.4 million, goodwill of $6.7 million, current liabilities of $2.5 million and long-term deferred tax liabilities of $0.4 million. Goodwill recorded in connection with these acquisitions is deductible for income tax purposes. Proforma data is not presented for either of these acquisitions, as they were considered immaterial.
(4) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain on securities, defined benefit pension plan and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2008	2007	2008	2007
Comprehensive income:
Net earnings	$9,680	$2,512	$14,046	$4,295
Other comprehensive income:
Unrealized gain on securities, net of tax	5	15	14	43
Defined Benefit Pension Plan, net of tax	25	(20)	51	(20)
Unrealized gain (loss) on cash flow hedges, net of tax	(690)	53	(1,608)	(102)
Foreign currency translation	412	(155)	3,869	(95)

Total comprehensive income	$9,432	$2,405	$16,372	$4,121

(5) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such discrete events is recognized in the interim period in which the event occurs. The effective rate for the income tax provision for the three months and six months ended February 29, 2008 was 37.6% and 36.2%, respectively. The effective rate for the income tax provision for the three months and six months ended February 28, 2007 was 30.5% and 32.5%, respectively. The Company’s effective tax rates for the three months and six months ended February 29, 2008 are lower than the statutory rate primarily due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction, and other tax credits. These factors were partially offset by $0.6 million of income tax expense related to Section 162(m) of the Internal Revenue Code, which limits the deductible portion of executive compensation. This non-deductible portion of executive compensation resulted in an increase of 3.9 percentage points and 2.8 percentage points in the effective tax rate for the three months and six months ended February 29, 2008, respectively. The impact of this provision was a reduction in net earnings of $0.05 per diluted share for both the three months and six months ended February 29, 2008. This item was considered a discrete event occurring in the second quarter of the Company’s 2008 fiscal year.
     The Company’s effective tax rates for the three months and six months ended February 28, 2007 were lower than the statutory rate primarily due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction, the qualified export activities deduction, and other tax credits. In addition to these factors, the tax rate was also lower as a result of filing amended federal and state returns for the prior two fiscal years for one particular deduction that had not been claimed previously.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted FIN 48 on September 1, 2007. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. As of September 1, 2007, the Company had $1.2 million of unrecognized tax benefits. Upon adoption of FIN 48, the Company recorded the cumulative effect of a change in accounting principle by recognizing a net increase in the liability for unrecognized tax benefits of $0.9 million, of which $0.7 million relates to the Company’s international subsidiaries. This increase in the liability was offset by a reduction in beginning retained earnings of $0.8 million and an increase in goodwill of $0.1 million. The remaining $0.3 million had been previously accrued in current taxes payable under SFAS No. 5, Accounting for Contingencies. At September 1, 2007, the total liability for unrecognized tax benefits recorded in the consolidated balance sheet in other noncurrent liabilities was $1.2 million of which $1.1 million could have an impact on the Company’s future effective tax rate.

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The $1.2 million of unrecognized tax benefits recorded as of September 1, 2007, included $0.5 million for interest and penalties.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2004. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002. During the three months and six months ended February 29, 2008, there were no material changes to the liability for uncertain tax positions.
     While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
(6) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s BSI, Watertronics and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	February	February	August
$ in thousands	2008	2007	2007

Inventory:
FIFO inventory	$32,678	$30,053	$19,482
LIFO reserves	(6,143)	(6,435)	(6,235)

LIFO inventory	26,535	23,618	13,247

Weighted average cost inventory	19,946	11,646	12,810
Other FIFO inventory	15,114	10,157	15,753
Obsolescence reserve	(1,055)	(621)	(711)

Total inventories	$60,540	$44,800	$41,099

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February	February	August
	2008	2007	2007
Raw materials	14%	18%	15%
Work in process	10%	9%	12%
Finished goods and purchased parts	76%	73%	73%

(7) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	February	February	August
$ in thousands	2008	2007	2007

Property, plant and equipment:
Land	$2,286	$1,480	$1,496
Buildings	23,346	18,808	19,617
Equipment	56,406	46,764	51,862
Other	7,694	6,137	7,961

Total property, plant and equipment	89,732	73,189	80,936
Accumulated depreciation and amortization	(50,533)	(42,934)	(47,743)

Total property, plant and equipment, net	$39,199	$30,255	$33,193

Leased property:
Machines	$3,277	$2,322	$2,405
Barriers	13,754	4,519	9,590

Total leased property	17,031	6,841	11,995
Accumulated depreciation and amortization	(1,551)	(467)	(896)

Total leased property, net	15,480	6,374	11,099

Property, plant and equipment, net	$54,679	$36,629	$44,292

Depreciation expense was $1.5 million and $1.2 million for the three months ended February 29, 2008 and February 28, 2007 and $3.0 million and $2.2 million for the six months ended February 29, 2008 and February 28, 2007, respectively.
(8) Credit Arrangements
Euro Line of Credit
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.5 million as of February 29, 2008, for working capital purposes (the “Euro Line of Credit”). As of February 29, 2008, February 28, 2007, and August 31, 2007, there was $2.0 million, $1.1 million and $0.7 million outstanding on the Euro Line of Credit, respectively. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the lending bank as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at February 29, 2008). Unpaid principal and interest is due by October 31, 2008, which is the termination date of the Euro Line of Credit.
BSI Term Note
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05% through an interest rate swap as described in Note 9, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due in June of 2013.
Snoline Term Note
     The Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline. Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter. This is approximately equivalent to converting the $13.2 million seven-year Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7% as described in Note 9, Financial Derivatives. At February 29, 2008, the Euro balance of the Snoline Term Note was 8.6 million Euros, which was then equivalent to $12.9 million using the quarter-end spot rate of 1.5126. The Snoline Term Note is due in December of 2013.

Revolving Credit Agreement
     The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement to partially fund the acquisition of Watertronics, Inc. The Company had unused borrowing capacity under the Revolving Credit Agreement of $15.0 million as of February 29, 2008.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points (all inclusive, 3.625% at February 29, 2008). Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.125% of the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement.
The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable.
Long-term debt consists of the following:

($ in thousands)	February 2008	February 2007	August 2007

Term Notes	$34,882	$41,052	$37,967
Revolving Credit Agreement	15,000	—	—
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$43,711	$34,881	$31,796

Interest expense was $0.8 million and $0.5 million for the three months ended February 29, 2008 and February 28, 2007 and $1.4 million and $1.0 million for the six months ended February 29, 2008 and February 28, 2007, respectively.
Principal payments due on long-term debt are as follows:
Due within:

1 Year	$6,171
2 Years	21,171
3 Years	6,171
4 Years	6,171
5 Years	6,171
Thereafter	4,027

$49,882

(9) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. As of February 29, 2008, the Company held two derivative instruments accounted for as cash flow hedges. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under SFAS No. 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.
     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For both the three months and six months ended February 29, 2008, less than $0.1 million was recorded in the consolidated statement of operations related to ineffectiveness of this interest rate swap. There was no ineffectiveness recorded for the three months and six months ended February 28, 2007.
     Similarly, for the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. For the three months and six months ended February 29, 2008 and February 28, 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.4 million, $0.2 million and $0.7 million at February 29, 2008, February 28, 2007, and August 31, 2007, respectively.
(11) Retirement Plan
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

	For the three months ended		For the six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$10	$8	$21	$16
Interest cost	84	77	167	154
Net amortization and deferral	40	40	81	80

Total net periodic benefit cost	$134	$125	$269	$250

(12) Warranties
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

     The following tables provide the changes in the Company’s product warranties:

	For the three months ended
	February 29,	February 28,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$1,474	$1,894
Liabilities accrued for warranties during the period	879	(71)
Warranty claims paid during the period	(427)	(233)

Product warranty accrual balance, end of period	$1,927	$1,590

	For the six months ended
	February 29,	February 28,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$1,644	$1,996
Liabilities accrued for warranties during the period	1,096	304
Warranty claims paid during the period	(813)	(710)

Product warranty accrual balance, end of period	$1,927	$1,590

(13) Industry Segment Information
The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation segment consists of seven operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS No. 131”).
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
          The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Because the Company had utilized many common operating assets for its irrigation and infrastructure segments, prior to the acquisitions of BSI and Snoline, it was not practical to separately identify assets by reportable segment prior to fiscal year 2006. Similarly, other segment reporting proscribed by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
          The Company had no single customer representing 10% or more of its total revenues during the six months ended February 29, 2008 or February 28, 2007, respectively.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three Months Ended		Six Months Ended
	February	February	February	February
($ in thousands)	2008	2007	2008	2007
Operating revenues:

Irrigation	$82,630	$50,937	$139,132	$88,909
Infrastructure	25,788	12,737	45,214	26,297

Total operating revenues	$108,418	$63,674	$184,346	$115,206

Operating income:
Irrigation	$16,598	$6,856	$25,689	$10,330
Infrastructure	5,762	2,314	9,331	6,886

Segment operating income	22,360	9,170	35,020	17,216
Unallocated general & administrative expenses	(6,507)	(5,459)	(12,651)	(10,894)
Interest and other income, net	(337)	(96)	(346)	37

Earnings before income taxes	$15,516	$3,615	$22,023	$6,359

Total Capital Expenditures:

Irrigation	$1,040	$1,858	$1,850	$2,882
Infrastructure	1,727	1,356	5,419	1,564

	$2,767	$3,214	$7,269	$4,446

Total Depreciation & Amortization:

Irrigation	$876	$989	$1,805	$1,834
Infrastructure	1,292	776	2,494	1,462

	$2,168	$1,765	$4,299	$3,296

	February 29, 2008	February 28, 2007	August 31, 2007
Total Assets:
Irrigation	$188,944	$139,910	$143,893
Infrastructure	103,534	80,936	98,312

	$292,478	$220,846	$242,205

(14) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. Share-based compensation expense was $0.7 million and $0.6 million for the three months ended February 29, 2008 and February 28, 2007 and $1.3 million and $1.0 million for the six months ended February 29, 2008 and February 28, 2007, respectively.
     In November 2007, the Company granted restricted stock and performance stock units under its 2006 Long-Term Incentive Plan. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. In January 2008, the Company granted restricted stock units under its 2006 Long-Term Incentive Plan to non-employee directors of the Company. The restricted stock units granted to non-employee directors vest on November 1, 2008. A specified number of shares of common stock will be awarded under the terms of the performance stock units after a three-year vesting period, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. The restricted stock units and performance stock units granted to employees and non-employee directors have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2007. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 29, 2008.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the recent acquisition of Watertronics, the Company has enhanced its position in water pumping station controls with further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the condensed consolidated financial statements.
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
     Watertronics, LLC, located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
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
     Lindsay has two additional operating subsidiaries. Irrigation Specialists, Inc. (“Irrigation Specialists”), is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc., located in Lindsay, Nebraska primarily provides delivery of irrigation equipment in the U.S.
Results of Operations
For the Three Months ended February 29, 2008 compared to the Three Months ended February 28, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three months ended February 29, 2008 and February 28, 2007. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	For the three months ended
			Percent
	February	February	Increase
($ in thousands)	2008	2007	(decrease)

Consolidated
Operating revenues	$108,418	$63,674	70.3%
Cost of operating revenues	78,380	49,219	59.2
Gross profit	30,038	14,455	107.8
Gross margin	27.7%	22.7%
Operating expenses	14,185	10,744	32.0
Operating income	15,853	3,711	327.2
Operating margin	14.6%	5.8%
Interest expense	(821)	(532)	54.3
Interest income	377	426	(11.5)
Other income (expense), net	107	10	970.0
Income tax provision	5,836	1,103	429.1
Effective income tax rate	37.6%	30.5%
Net earnings	9,680	2,512	285.4
Irrigation Equipment Segment
Operating revenues	$82,630	$50,937	62.2
Operating income (1)	$16,598	$6,856	142.1
Operating margin (1)	20.1%	13.5%
Infrastructure Products Segment
Operating revenues	$25,788	$12,737	102.5
Operating income (1)	$5,762	$2,314	149.0
Operating margin (1)	22.3%	18.2%

(1)	Excludes unallocated general & administrative expenses. Beginning in the fourth quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.

Revenues
Operating revenues for the three months ended February 29, 2008 increased by 70% to $108.4 million compared with $63.7 million for the three months ended February 28, 2007. This increase is attributable to a $31.7 million increase in irrigation equipment revenues and a $13.1 million increase in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the three months ended February 29, 2008 of $53.5 million increased 44% compared to the same period last year. Economic conditions for U.S. farmers remain very robust, due to higher corn, soybean, wheat and cotton prices. At the end of the Company’s second quarter of fiscal 2008, corn prices were up more than 30% over the same time last year, soybean prices were up more than 100%, cotton prices were up more than 40% and wheat had increased more than 130% in price per bushel. Net Farm Income is currently projected to be up by 4.1% for the 2008 crop year, achieving a new record of $92.3 billion. Corn usage for ethanol production for the 2008 crop year is estimated to be over 30% of production, continuing to support strong commodity prices. In addition, the recently passed economic stimulus package provides opportunities for farmers to accelerate depreciation on equipment purchases, which is likely to positively affect calendar 2008 demand.
     International irrigation equipment revenues for the three months ended February 29, 2008 of $29.1 million increased 113% from $13.7 million as compared to the same prior year period. The higher global commodity prices have improved economic conditions for growers in most international markets, boosting demand for efficient irrigation technology. Exports were up in all regions, and were up in total more than 130% over the same quarter last year, aided by the weaker U.S. dollar. In addition, the Company has seen significant growth in sales from each of its international business units.
     Infrastructure products segment revenues for the three months ended February 29, 2008 of $25.8 million increased $13.1 million from the same prior year period. The increase in revenues is attributable to strong revenues from BSI, rising more than 160% over the same quarter last year. BSI nearly completed a significant project in Puerto Rico during the quarter and has continued to see strong domestic and international interest in its movable barrier and crash cushion product lines. Revenues from Snoline were also higher in the quarter due to the inclusion of one additional month of activity when compared to the same period in the prior year, since the business was acquired at the end of December 2006.
Gross Margin
Gross profit was $30.0 million for the three months ended February 29, 2008, an increase of $15.6 million as compared to the three months ended February 28, 2007. Gross margin was 27.7% for the three months ended February 29, 2008 compared to 22.7% for the same prior year period. The gross margin improvement is the result of improved efficiencies in the Company’s manufacturing operations, increased volume, increased revenues from higher margin infrastructure products, and cost reduction initiatives.
Operating Expenses
The Company’s operating expenses of $14.2 million for the three months ended February 29, 2008 were $3.4 million higher than the same prior year period. The increase is primarily due to the inclusion of Watertronics and higher personnel related expenses during the quarter.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the three months ended February 29, 2008 increased by $0.3 million compared to the same prior year period. The increase in interest expense was due to the increased borrowings incurred to finance the acquisitions of Snoline and Watertronics.
     Interest income of $0.4 million for the three months ended February 29, 2008 was essentially flat as compared to the prior year period.
     Other income, net during the three months ended February 29, 2008 increased by $0.1 million when compared with the same prior year period. The increase is primarily due to gains realized on foreign currency transactions, partially offset by other expenses.
     The Company’s effective tax rate of 37.6% for the three months ended February 29, 2008 is lower than the statutory effective tax rate primarily due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction, and other tax credits. These decreases were partially offset by $0.6 million of income tax expense and corresponding increase of 3.9 percentage points in the effective tax rate related to Section 162(m) of the Internal Revenue Code, which limits the deductible portion of executive compensation.
Net Earnings
Net earnings were $9.7 million or $0.79 per diluted share, for the three months ended February 29, 2008 compared with $2.5 million or $0.21 per diluted share for the same prior year period.

For the Six Months Ended February 29, 2008 compared to the Six Months Ended February 28, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the six months ended February 29, 2008 and February 28, 2007. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	For the six months ended
			Percent
	February	February	Increase
($ in thousands)	2008	2007	(decrease)

Consolidated
Operating revenues	$184,346	$115,206	60.0%
Cost of operating revenues	135,012	88,286	52.9
Gross profit	49,334	26,920	83.3
Gross margin	26.8%	23.4%
Operating expenses	26,965	20,598	30.9
Operating income	22,369	6,322	253.8
Operating margin	12.1%	5.5%
Interest expense	(1,420)	(1,019)	39.4
Interest income	853	1,062	19.7
Other income (expense), net	221	(6)	(3783.3)
Income tax provision	7,977	2,064	286.5
Effective income tax rate	36.2%	32.5%
Net earnings	14,046	4,295	227.0
Irrigation Equipment Segment
Operating revenues	$139,132	$88,909	56.5
Operating income (1)	$25,689	$10,330	148.7
Operating margin (1)	18.5%	11.6%
Infrastructure Products Segment
Operating revenues	$45,214	$26,297	7.1.9
Operating income (1)	$9,331	$6,886	(21.9)
Operating margin (1)	20.6%	26.2%

(1)	Excludes unallocated general & administrative expenses. Beginning in the fourth quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the six months ended February 29, 2008 increased 60% to $184.3 million compared with $115.2 million for the six months ended February 28, 2007. This increase is attributable to a $50.2 million increase in irrigation equipment revenues and an $18.9 million increase in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the six months ended February 29, 2008 increased $25.1 million or 40% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three months ended February 29, 2008 also contributed to the increase in domestic irrigation revenues for the six-month period.
     International irrigation equipment revenues for the six months ended February 29, 2008 increased $25.1 million or 97% over the first six months of fiscal 2007. Management believes that the combination of factors described above in the discussion of the three months ended February 29, 2008 also contributed to the increase in international irrigation revenues for the six-month period.
     Infrastructure products segment revenues of $45.2 million for the six months ended February 29, 2008 represented an increase of $18.9 million or 72% from the same prior year period. Management believes that the combination of factors described above in the discussion of the three months ended February 29, 2008 also contributed to the increase in infrastructure product segment revenues for the six-month period.

Gross Margin
Gross profit for the six months ended February 29, 2008 was $49.3 million, an increase of $22.4 million as compared to the same prior year period. Gross margin percentage for the six months ended February 29, 2008 increased to 26.8% from the 23.4% achieved during the same prior year period. Management believes that the combination of factors described above in the discussion of the three months ended February 29, 2008 also contributed to the increase in gross margin for the six-month period.
Operating Expenses
Operating expenses during the first half of fiscal 2008 rose by $6.4 million or 31% from the same prior year period. The increase in operating expenses for the six months ended February 29, 2008 is primarily attributable to the inclusion of acquisitions as well as higher personnel related expenses.
Interest, Other Income (Expense), net, Taxes
Interest expense during the six months ended February 29, 2008 of $1.4 million increased $0.4 million from the $1.0 million recognized during the same period of fiscal 2007. The increase in interest expense was primarily due to an increase in borrowings incurred to finance the acquisitions of Snoline and Watertronics.
     Interest income during the six months ended February 29, 2008 decreased by $0.2 million compared to the same prior year period. The Company had lower interest bearing deposit and bond balances compared to the same prior year period due to working capital needs of the business.
     Other income, net during the six months ended February 29, 2008 increased by $0.2 million when compared with the same prior year period. The increase is primarily due to gains realized on foreign currency transactions, partially offset by other expenses.
     The Company’s effective tax rate of 36.2% for the six months ended February 29, 2008 is lower than the statutory effective tax rate primarily due to federal tax-exempt interest income on its investment portfolio, the Section 199 domestic production activities deduction, and other tax credits. These decreases were partially offset by $0.6 million of income tax expense and corresponding increase of 2.8 percentage points in the effective tax rate related to Section 162(m) of the Internal Revenue Code, which limits the deductible portion of executive compensation.
Net Earnings
Net earnings were $14.0 million or $1.15 per diluted share, for the six months ended February 29, 2008 compared with $4.3 million or $0.36 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three primary credit arrangements that are described in Note 8 of the condensed consolidated financial statements.
     The Company’s cash and cash equivalents and marketable securities totaled $24.8 million at February 29, 2008 compared with $32.0 million at February 28, 2007. At February 29, 2008, the Company’s marketable securities consisted of a single-issue of an investment grade tax-exempt municipal bond.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.5 million as of February 29, 2008, for working capital purposes. As of February 29, 2008 and February 28, 2007, there was $2.0 million and $1.1 million outstanding on the Euro Line of Credit, respectively. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at February 29, 2008). Unpaid principal and interest is due by October 31, 2008, which is the termination date of the Euro Line of Credit.
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period commencing September, 2006. The BSI Term Note is due in June of 2013.
     On December 27, 2006, the Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline, S.P.A. and the holding company of Snoline, Flagship Holding Ltd. Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. At February 29, 2008, the Euro balance of the Snoline Term Note was 8.6 million Euros, which was then equivalent to $12.9 million using the quarter-end spot rate of 1.5126. The Snoline Term Note is due in December of 2013.

     The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement to partially fund the acquisition of Watertronics, Inc. The Company had unused borrowing capacity of $15.0 million under the Revolving Credit Agreement as of February 29, 2008.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points (all inclusive, 3.625% at February 29, 2008). Interest is repaid on a monthly or quarterly basis depending on loan type. The Company also pays a commitment fee of 0.125% of the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement.
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At February 29, 2008, the Company was in compliance with all loan covenants.
     The Company believes its current cash resources (including cash and marketable securities balances), projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash used in operations totaled $10.4 million during the six months ended February 29, 2008 compared to $17.5 million used in operations during the same prior year period. The decrease in cash used in operations was primarily due to a $9.8 million increase in cash provided by net income, a $9.3 million increase in other current liabilities, a $3.8 million increase in current taxes payable and a $1.2 million increase in accounts payable. These were partially offset by a $13.7 million increase in receivables and $4.0 million net increase in other noncurrent assets and liabilities.
     Cash used in investing activities totaled $1.3 million during the six months ended February 29, 2008 compared to cash used in investing activities of $22.4 million during the six months ended February 28, 2007. The decrease in cash used in investing activities was primarily due to a $46.4 million decrease in purchases of marketable securities, partially offset by a decrease of $18.7 million from proceeds from maturities of marketable securities, a $3.8 million increase in cash used for the acquisition of businesses, and a $2.8 million increase in cash used for purchases of property, plant and equipment.
     Cash provided by financing activities totaled $13.2 million during the six months ended February 29, 2008 compared to cash provided by financing activities of $11.9 million during the same prior year period. The increase in cash provided by financing activities was primarily due to a $2.5 million increase in excess tax benefits from stock-based compensation and a $0.7 million increase in proceeds from issuance of long-term debt. These were partially offset by a $0.9 million increase in principal payments on long-term debt and a $0.9 million decrease in proceeds from the issuance of common stock under the stock compensation plan.
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
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and commercial commitments described in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, on January 24, 2008, the Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement with Wells Fargo Bank, N.A. There have been no other material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, including the effects of the adoption of FIN 48.
Market Conditions and Fiscal 2008 Outlook
Strong agricultural commodity prices and higher Net Farm Income are favorable drivers for the Company’s irrigation equipment. Globally, long-term drivers remain positive as population growth, the need for productivity improvements and fresh water constraints drive demand for the Company’s efficient irrigation technology. In addition, the Company expects the strength of demand and interest in road safety infrastructure products to have a favorable impact on the Company. Demand for the Company’s products may, however, be adversely affected by variable factors such as weather, crop prices and governmental action including funding delays. The Company will continue to create shareholder value by pursuing a balance of organic growth opportunities, strategic acquisitions, share repurchases and dividend payments.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for the Company beginning in the first quarter of its fiscal year 2010. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
     The market value of the Company’s investment securities fluctuates inversely with movements in interest rates because all of these investment securities bear interest at fixed rates. Accordingly, during periods of rising interest rates, the market value of these securities will decline. However, the Company does not consider itself to be subject to material market risks with respect to its portfolio of investment securities because the investment grade quality of the securities and the relatively short maturities of these securities make their value less susceptible to interest rate fluctuations. The recent volatility in the auction rate securities and financial markets did not impact the Company’s investment portfolio.
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
     The Company’s translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars was not hedged as of February 29, 2008.
     The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.
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
     Similarly, for the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.
ITEM 4 — Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s principal executive officer (PEO) and principal financial officer (PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2008.

     Additionally, the PEO and PFO determined that there have been no significant changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Environmental Matters
     In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.4 million, $0.2 million and $0.7 million at February 29, 2008, February 28, 2007, and August 31, 2007, respectively.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2007.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the six months ended February 29, 2008; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 3 — Defaults Upon Senior Securities
     None

ITEM 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual shareholders’ meeting was held on January 28, 2008. The shareholders voted to elect two directors and to ratify the appointment of KPMG LLP as independent accountants for the fiscal year ending August 31, 2008. In addition to the election of Mr. Michael N. Christodolou, and Mr. J. David McIntosh as directors, the following were directors at the time of the annual meeting and will continue in office: Mr. Howard G. Buffett, Mr. Larry H. Cunningham, Mr. Michael C. Nahl, Mr. Richard W. Parod, and Mr. William F. Welsh, II. There were 11,796,835, shares of common stock entitled to vote at the meeting and 9,451,855 shares (80.12%) were represented at the meeting. The voting results were as follows:

1. Election of Directors:	Michael N. Christodolou	For — 9,212,630	Withheld — 239,225
	J. David McIntosh	For — 9,432,930	Withheld — 18,925

2. Auditors: Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended August 31, 2008.

For — 9,403,778	Against — 44,621	Abstain — 3,456	Broker Non-Vote — None
ITEM 5 — Other Information
     None
ITEM 6 — Exhibits

3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4(a)	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10(a)	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10(b)	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2008.

31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

* — filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April 2008.

LINDSAY CORPORATION
By:	/s/ TIM J. PAYMAL
	Name:	Tim J. Paymal
	Title:	Vice President and Chief Accounting Officer (Principal Financial Officer)