Form 10-Q
period 2008-05-31
LINDSAY CORP
filed 2008-07-07
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, 12,141,244 shares of the registrant’s common stock were outstanding.

Lindsay Corporation and Subsidiaries
INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share amounts)	2008	2007	2008	2007
Operating revenues	$143,562	$93,147	$327,908	$208,353
Cost of operating revenues	106,460	68,725	241,472	157,011

Gross profit	37,102	24,422	86,436	51,342

Operating expenses:
Selling expense	6,847	4,844	18,199	12,803
General and administrative expense	8,112	6,991	20,763	17,885
Engineering and research expense	1,693	1,073	4,655	2,818

Total operating expenses	16,652	12,908	43,617	33,506

Operating income	20,450	11,514	42,819	17,836

Other income (expense):
Interest expense	(787)	(826)	(2,207)	(1,845)
Interest income	346	477	1,199	1,539
Other income (expense), net	299	370	520	364

Earnings before income taxes	20,308	11,535	42,331	17,894

Income tax provision	6,201	4,058	14,178	6,122

Net earnings	$14,107	$7,477	$28,153	$11,772

Basic net earnings per share	$1.18	$0.64	$2.37	$1.01

Diluted net earnings per share	$1.15	$0.62	$2.29	$0.99

Average shares outstanding	11,958	11,639	11,857	11,615
Diluted effect of stock equivalents	362	346	411	329

Average shares outstanding assuming dilution	12,320	11,985	12,268	11,944

Cash dividends per share	$0.070	$0.065	$0.210	$0.195

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	May 31,	May 31,	August 31,
($ in thousands, except par values)	2008	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,068	$22,774	$21,022
Marketable securities	—	17,434	27,591
Receivables, net of allowance, $1,319, $933 and $946, respectively	82,859	55,507	46,968
Inventories, net	61,118	45,362	41,099
Deferred income taxes	7,054	5,869	6,108
Other current assets	12,150	6,777	6,990

Total current assets	182,249	153,723	149,778

Long-term marketable securities	—	478	—
Property, plant and equipment, net	56,657	37,843	44,292
Other intangible assets, net	31,943	26,410	25,830
Goodwill, net	25,009	12,029	16,845
Other noncurrent assets	5,628	5,161	5,460

Total assets	$301,486	$235,644	$242,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,967	$18,970	$18,367
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	36,784	28,776	26,964

Total current liabilities	70,922	53,917	51,502

Pension benefits liabilities	5,384	5,141	5,384
Long-term debt	27,168	33,339	31,796
Deferred income taxes	10,831	7,474	9,860
Other noncurrent liabilities	3,585	880	2,635

Total liabilities	117,890	100,751	101,177

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,054,292, 17,698,208 and 17,744,458 shares issued and outstanding in May 2008 and 2007 and August 2007, respectively)	18,054	17,698	17,744
Capital in excess of stated value	25,489	9,074	11,734
Retained earnings	229,576	201,823	204,750
Less treasury stock (at cost, 5,963,448, 6,048,448 and 5,998,448 shares in May 2008 and 2007 and August 2007, respectively)	(95,190)	(96,547)	(95,749)
Accumulated other comprehensive income, net	5,667	2,845	2,549

Total shareholders’ equity	183,596	134,893	141,028

Total liabilities and shareholders’ equity	$301,486	$235,644	$242,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	May 31,
($ in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,153	$11,772
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,647	5,356
Amortization of marketable securities premiums (discounts), net	(15)	35
Gain on sale of property, plant and equipment	(8)	(23)
Provision for uncollectible accounts receivable	(22)	40
Deferred income taxes	(247)	28
Stock-based compensation expense	2,384	1,669
Other, net	63	45
Changes in assets and liabilities:
Receivables, net	(30,958)	(12,033)
Inventories, net	(14,692)	(15,494)
Other current assets	(804)	(2,362)
Accounts payable	6,373	5,090
Other current liabilities	6,508	1,021
Current taxes payable	(3,489)	928
Other noncurrent assets and liabilities	(3,529)	(449)

Net cash used in operating activities	(3,636)	(4,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,020)	(6,671)
Proceeds from sale of property, plant and equipment	28	40
Acquisition of business, net of cash acquired	(21,028)	(17,373)
Purchases of marketable securities available-for-sale	(13,860)	(66,800)
Proceeds from maturities of marketable securities available-for-sale	41,490	64,905

Net cash used in investing activities	(4,390)	(25,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	4,825	1,714
Proceeds from issuance of long-term debt	15,000	13,196
Principal payments on long-term debt	(19,628)	(3,686)
Excess tax benefits from stock-based compensation	7,525	(205)
Dividends paid	(2,503)	(2,268)

Net cash provided by in financing activities	5,219	8,751

Effect of exchange rate changes on cash	853	955

Net decrease in cash and cash equivalents	(1,954)	(20,570)
Cash and cash equivalents, beginning of period	21,022	43,344

Cash and cash equivalents, end of period	$19,068	$22,774

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
     The Company determined that it erroneously recognized income tax expense of $0.5 million and $0.6 million in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, respectively, relating to the exercise of stock options by Richard W. Parod, President and Chief Executive Officer of the Company. The Company incorrectly increased income tax expense by these amounts to reflect the effect of non-deductible officer compensation under Section 162(m) of the Internal Revenue Code related to these stock options. However, because these options were initially accounted for under APB No. 25, there should not have been an increase to income tax expense in the financial statements. The Company has concluded that the impact of these errors was not material to its previously issued financial statements. As a result, the Company corrected these errors in the third quarter of fiscal 2008. The correction resulted in a reduction in income tax expense of $1.1 million for the three months ended May 31, 2008, which added $0.09 to earnings per diluted share. The correction resulted in a reduction in income tax expense of $0.5 million for the nine months ended May 31, 2008, which added $0.04 to earnings per diluted share. In addition, the consolidated balance sheet at May 31, 2008, reflected a decrease to capital in excess of stated value of $1.1 million as a result of the correction.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At May 31, 2008, the performance conditions for the Company’s outstanding performance stock units had not been satisfied.
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
     For both the three months and nine months ended May 31, 2008 and 2007, all stock options and restricted stock units had a dilutive effect; no options or restricted stock units were excluded from the diluted net earnings per share calculations.
(3) Acquisitions
On January 24, 2008, the Company completed the acquisition of all outstanding shares of stock of Watertronics, Inc., (“Watertronics”) based in Hartland, Wisconsin. Watertronics is a leader in designing, manufacturing, and servicing water pumping stations and controls for the golf, landscape and municipal markets. The addition of Watertronics enhances the Company’s capabilities in providing innovative, turn-key solutions to customers through the integration of their proprietary pump station controls with irrigation control systems. Total consideration paid to the selling shareholders was $17.9 million. The purchase price was financed with cash on hand as well as borrowings under a $30 million Revolving Credit Agreement with Wells Fargo Bank, N.A., described in Note 8, Credit Arrangements.
     On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. through a wholly owned subsidiary of Barrier Systems, Inc. (“BSI”). The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally. Total consideration was $3.5 million, which was financed with cash on hand.
     The total purchase price for each of these acquisitions has been preliminarily allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company’s preliminary allocation of purchase price for these acquisitions consisted of current assets of $4.6 million, fixed assets of $5.3 million, patents of $4.0 million, other intangible assets of $3.4 million, goodwill of $7.1 million, current liabilities of $2.5 million, long-term deferred tax liabilities of $0.4 million and other liabilities of $0.1 million. Goodwill recorded in connection with these acquisitions is deductible for income tax purposes. Proforma data is not presented for either of these acquisitions, as they were considered immaterial.
(4) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain on securities, defined benefit pension plan and the accumulated foreign currency translation adjustment. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2008	2007	2008	2007
Comprehensive income:
Net earnings	$14,107	$7,477	$28,153	$11,772
Other comprehensive income:
Unrealized gain on securities, net of tax	—	16	14	59
Defined Benefit Pension Plan, net of tax	25	—	76	(20)
Unrealized gain (loss) on cash flow hedges, net of tax	81	174	(1,527)	72
Foreign currency translation, net of hedging activities	687	1,198	4,556	1,103

Total comprehensive income	$14,900	$8,865	$31,272	$12,986

(5) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
     The effective rate for the income tax provision for the three and nine months ended May 31, 2008 was 30.5% and 33.5%, respectively. The Company’s effective tax rates for the three months and nine months ended May 31, 2008 are lower than the statutory rate primarily due to a correction of previously recognized tax expense relating to Section 162(m) of the Internal Revenue Code as described in Note 1, Condensed Consolidated Financial Statements. The impact of the correction was a decrease of 5.3 percentage points and 1.1 percentage points in the effective tax rate for the three and nine months ended May 31, 2008, respectively. Excluding the correction, the effective tax rate for the three months ended May 31, 2008, was lower than the statutory rate due to the Section 199 domestic production activities deduction and other tax credits. Excluding the correction, the effective tax rate for the nine months ended May 31, 2008, was lower than the statutory rate due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction and other tax credits.
     The effective rate for the income tax provision for the three months and nine months ended May 31, 2007 was 35.2% and 34.2%, respectively. The Company’s effective tax rates for the three months and nine months ended May 31, 2007 were lower than the statutory rate primarily due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction and an extraterritorial income exclusion.
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
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The $1.2 million of unrecognized tax benefits recorded as of September 1, 2007, included $0.5 million for interest and penalties.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2004. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002. During the three months and nine months ended May 31, 2008, there were no material changes to the liability for uncertain tax positions.
     While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
(6) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, BSI, Watertronics and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	May 31,	May 31,	August 31,
$ in thousands	2008	2007	2007
Inventory:
FIFO inventory	$32,743	$26,863	$19,482
LIFO reserves	(6,143)	(6,449)	(6,235)

LIFO inventory	26,600	20,414	13,247

Weighted average inventory	19,749	10,708	12,810
Other FIFO inventory	15,860	14,920	15,753
Obsolescence reserve	(1,091)	(680)	(711)

Total inventories	$61,118	$45,362	$41,099

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May 31,	May 31,	August 31,
	2008	2007	2007
Raw materials	15%	17%	15%
Work in process	11%	11%	12%
Finished goods and purchased parts	74%	72%	73%

(7) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	May 31,	May 31,	August 31,
$ in thousands	2008	2007	2007
Operating property, plant and equipment:
Land	$2,301	$3,512	$1,496
Buildings	23,613	20,739	19,617
Equipment	57,277	47,423	51,862
Other	7,939	6,733	7,961

Total operating property, plant and equipment	91,130	78,407	80,936
Accumulated depreciation	(51,828)	(47,568)	(47,743)

Total operating property, plant and equipment, net	$39,302	$30,839	$33,193

Leased property:
Machines	3,632	2,482	2,405
Barriers	15,636	5,184	9,590

Total leased property	$19,268	$7,666	$11,995
Accumulated depreciation	(1,913)	(662)	(896)

Total leased property, net	$17,355	$7,004	$11,099

Property, plant and equipment, net	$56,657	$37,843	$44,292

Depreciation expense was $1.6 million and $1.5 million for the three months ended May 31, 2008 and 2007, and $4.6 million and $3.7 million for the nine months ended May 31, 2008 and 2007, respectively.
(8) Credit Arrangements
Euro Line of Credit
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.6 million as of May 31, 2008, for working capital purposes (the “Euro Line of Credit”). As of May 31, 2008 and 2007, and August 31, 2007, there was $1.5 million, $0 and $0.7 million outstanding on the Euro Line of Credit, respectively, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the lending bank as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at May 31, 2008). Unpaid principal and interest is due by October 31, 2008, which is the termination date of the Euro Line of Credit.
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
Snoline Term Note
     The Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline S.P.A. (“Snoline”). Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter. This is approximately equivalent to converting the $13.2 million seven-year Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7% as described in Note 9, Financial Derivatives. The Snoline Term Note is due in December of 2013.
Revolving Credit Agreement
     The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement to partially fund the acquisition of Watertronics during the second quarter of fiscal 2008. The Company subsequently repaid the $15.0 million in the third quarter of fiscal 2008, leaving no outstanding balance and an unused borrowing capacity of $30.0 million under the Revolving Credit Agreement as of May 31, 2008.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.125% on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement.
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
Long-term debt consists of the following:

	May 31,	May 31,	August 31,
$ in thousands	2008	2007	2007
Term Notes payable	$33,339	$39,510	$37,967
Revolving Credit Agreement	—	—	—
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$27,168	$33,339	$31,796

Interest expense was $0.8 million for both the three months ended May 31, 2008 and 2007, and $2.2 million and $1.8 million for the nine months ended May 31, 2008 and 2007, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	6,171
Thereafter	2,484

$33,339

(9) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. As of May 31, 2008, the Company held two derivative instruments accounted for as cash flow hedges and one derivative accounted for as a hedge of net investments in foreign operations. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. All of the Company’s derivatives qualify for hedge accounting under SFAS No. 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.

     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. The fair value of the swap agreement at May 31, 2008 and 2007 was a liability of $1.4 million and $0.3 million, respectively. For the three months and nine months ended May 31, 2008 and 2007, less than $0.1 million was recorded in the consolidated statements of operations related to ineffectiveness of this interest rate swap.
     Similarly, the Company entered into a cross currency swap transaction fixing the conversion rate of Euro to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. As of May 31, 2008 and 2007, the fair value of the swap agreement was a liability of $1.9 million and $0.1 million, respectively. For the three months and nine months ended May 31, 2008 and 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.
     During the third quarter of fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At May 31, 2008, the Company had one outstanding Euro foreign currency forward contract to sell 12.5 million Euro on August 29, 2008 at a fixed price of $1.5437 USD per Euro. The exchange rate at May 31, 2008 was $1.5523 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. Changes in fair value of derivatives that qualify as hedges of a net investment in foreign operations are recorded in accumulated currency translation adjustment in accumulated other comprehensive income, net of related income tax effects. As of May 31, 2008, the balance sheet reflected a derivative asset of less than $0.1 million with a corresponding increase to currency translation adjustment in accumulated other comprehensive income, net of related income tax effects related to the outstanding foreign currency forward contract. For the three months and nine months ended May 31, 2008 and 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts.
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.3 million, $0.7 million and $0.7 million at May 31, 2008 and 2007, and August 31, 2007, respectively.

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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$10	$8	$31	$24
Interest cost	84	77	251	231
Net amortization and deferral	41	40	122	120

Total net periodic benefit cost	$135	$125	$404	$375

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
The following tables provide the changes in the Company’s product warranties:

	Three months ended
	May 31,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$1,927	$1,590
Liabilities accrued for warranties during the period	1,214	629
Warranty claims paid during the period	(834)	(376)

Product warranty accrual balance, end of period	$2,307	$1,843

	Nine months ended
	May 31,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$1,644	$1,996
Liabilities accrued for warranties during the period	2,310	933
Warranty claims paid during the period	(1,647)	(1,086)

Product warranty accrual balance, end of period	$2,307	$1,843

(13) Industry Segment Information
The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation segment consists of eight operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS No. 131”).

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
     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2007. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Certain segment reporting proscribed by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company had no single customer representing 10% or more of its total revenues during the nine months ended May 31, 2008 or 2007, respectively.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2008	2007	2008	2007
Operating revenues:
Irrigation	$120,554	$75,420	$259,686	$164,329
Infrastructure	23,008	17,727	68,222	44,024

Total operating revenues	$143,562	$93,147	$327,908	$208,353

Operating income:
Irrigation	$26,409	$15,346	$52,098	$25,676
Infrastructure	2,153	3,159	11,484	10,045

Segment operating income	28,562	18,505	63,582	35,721
Unallocated general and administrative expenses	(8,112)	(6,991)	(20,763)	(17,885)
Interest and other income, net	(142)	21	(488)	58

Earnings before income taxes	$20,308	$11,535	$42,331	$17,894

Total Capital Expenditures:
Irrigation	$1,079	$62	$2,929	$2,944
Infrastructure	2,672	2,163	8,091	3,727

	$3,751	$2,225	$11,020	$6,671

Total Depreciation and Amortization:
Irrigation	$1,064	$1,006	$2,869	$2,840
Infrastructure	1,284	1,054	3,778	2,516

	$2,348	$2,060	$6,647	$5,356

	May 31,	May 31,	August 31,
	2008	2007	2007
Total Assets:
Irrigation	$198,124	$151,019	$143,893
Infrastructure	103,362	84,625	98,312

	$301,486	$235,644	$242,205

(14) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. Share-based compensation expense was $1.1 million and $0.6 million for the three months ended May 31, 2008 and 2007, and $2.4 million and $1.7 million for the nine months ended May 31, 2008 and 2007, respectively.
     In November 2007, the Company granted restricted stock units and performance stock units under its 2006 Long-Term Incentive Plan. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. In January 2008, the Company granted restricted stock units under its 2006 Long-Term Incentive Plan to non-employee directors of the Company. The restricted stock units granted to non-employee directors vest on November 1, 2008. A specified number of shares of common stock will be awarded under the terms of the performance stock units after a three-year vesting period, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved. The restricted stock units and performance stock units granted to employees and non-employee directors have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2007. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2008.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the recent acquisition of Watertronics, Inc. (“Watertronics”), the Company has enhanced its position in water pumping station controls with further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the condensed consolidated financial statements.
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
     Watertronics, located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
     Lindsay has two additional irrigation operating subsidiaries. Irrigation Specialists, Inc. (“Irrigation Specialists”) is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc., located in Lindsay, Nebraska, primarily provides delivery of irrigation equipment in the U.S.
     Barrier Systems, Inc. (“BSI”), located in Rio Vista, California, manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006. On November 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. through a wholly owned subsidiary of BSI. The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally.
     Snoline S.P.A. (“Snoline”), located in Milan, Italy, was acquired in December 2006, and is engaged in the design, manufacture and sales of road marking and safety equipment for use on roadways.
Results of Operations
For the Three Months ended May 31, 2008 compared to the Three Months ended May 31, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the three months ended May 31, 2008 and 2007. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,		Increase
$ in thousands	2008	2007	(Decrease)
Consolidated
Operating revenues	$143,562	$93,147	54.1%
Cost of operating revenues	$106,460	$68,725	54.9%
Gross profit	$37,102	$24,422	51.9%
Gross margin	25.8%	26.2%
Operating expenses	$16,652	$12,908	29.0%
Operating income	$20,450	$11,514	77.6%
Operating margin	14.2%	12.4%
Interest expense	$(787)	$(826)	-4.7%
Interest income	$346	$477	-27.5%
Other income (expense), net	$299	$370	-19.2%
Income tax provision	$6,201	$4,058	52.8%
Effective income tax rate	30.5%	35.2%
Net earnings	$14,107	$7,477	88.7%
Irrigation Equipment Segment
Operating revenues	$120,554	$75,420	59.8%
Operating income (1)	$26,409	$15,346	72.1%
Operating margin (1)	21.9%	20.3%
Infrastructure Products Segment
Operating revenues	$23,008	$17,727	29.8%
Operating income (1)	$2,153	$3,159	-31.8%
Operating margin (1)	9.4%	17.8%

(1)	Excludes unallocated general & administrative expenses. Beginning in the fourth quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the three months ended May 31, 2008 increased by 54% to $143.6 million compared with $93.1 million for the three months ended May 31, 2007. This increase is attributable to a $45.2 million increase in irrigation equipment revenues and a $5.3 million increase in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the three months ended May 31, 2008 of $79.1 million increased 46% from $54.1 million as compared to the same period last year. Economic conditions for U.S. farmers remain very robust, due to higher agricultural commodity prices. At the end of the Company’s third quarter of fiscal 2008, corn prices were up 57% over the same time last year, soybean prices were up 66%, and wheat prices were up more than 44%. Net Farm Income is currently projected to be up by 4.1% for the 2008 crop year, achieving a new record of $92.3 billion. Recent wet weather conditions have jeopardized earlier production and yield estimates for corn in the U.S., pushing commodity prices higher. The year-over-year higher commodity prices have favorably impacted demand. In addition, the recently passed economic stimulus package provides opportunities for farmers to accelerate depreciation on equipment purchases, which is likely to positively affect calendar 2008 demand for irrigation equipment.
     International irrigation equipment revenues for the three months ended May 31, 2008 of $41.5 million increased 95% from $21.3 million as compared to the same prior year period. The higher global commodity prices, pressure on increasing food production, and demand for biofuels have increased investments in agricultural development, including expanding efficient irrigation. Exports were up in all regions, and were up in total more than 115% over the same quarter last year, driven by agricultural development and yield improvement initiatives. In addition, the Company has seen significant growth in revenues from each of its international irrigation business units.
     Infrastructure products segment revenues for the three months ended May 31, 2008 of $23.0 million increased $5.3 million from the same prior year period. The increase in revenues is attributable to the lower margin highway tape product line from Snoline and from the Company’s Diversified Manufacturing business unit. BSI revenues were also higher in the quarter. While BSI completed a significant project in Puerto Rico during the quarter, the Company continues to see strong domestic and international interest in its movable barrier and crash cushion product lines.

Gross Margin
Gross profit was $37.1 million for the three months ended May 31, 2008, an increase of $12.7 million as compared to the three months ended May 31, 2007. Gross margin was 25.8% for the three months ended May 31, 2008 compared to 26.2% for the same prior year period. The gross margin on irrigation products increased during the quarter over the same time last year, while margin on infrastructure products decreased due to unfavorable product mix and higher input costs on contract manufacturing orders.
Operating Expenses
The Company’s operating expenses of $16.7 million for the three months ended May 31, 2008 were $3.7 million higher than the same prior year period. The increase is primarily due to the inclusion of Watertronics, acquired in January of 2008, and higher personnel related expenses.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the three months ended May 31, 2008 remained flat compared to the same prior year period.
     Interest income of $0.3 million for the three months ended May 31, 2008 decreased $0.1 million compared to the prior year period. The decrease is primarily the result of lower interest bearing deposits and bond balances compared to the prior year period. Interest bearing deposit balances were lower due to working capital needs of the business.
     Other income, net during the three months ended May 31, 2008 decreased by $0.1 million when compared with the same prior year period.
     The Company’s effective tax rate of 30.5% for the three months ended May 31, 2008 is lower than the statutory effective tax rate primarily due to a correction of previously recorded tax expense related to Section 162(m) of the Internal Revenue Code, which resulted in a $1.1 million reduction in income tax expense for the quarter or $0.09 per diluted share (see Note 1 of the condensed consolidated financial statements). The rate was lower than the statutory rate after the correction due to the Section 199 domestic production activities deduction and other tax credits.
Net Earnings
Net earnings were $14.1 million or $1.15 per diluted share, for the three months ended May 31, 2008 compared with $7.5 million or $0.62 per diluted share for the same prior year period.

For the Nine Months Ended May 31, 2008 compared to the Nine Months Ended May 31, 2007
The following section presents an analysis of the Company’s condensed consolidated operating results displayed in the consolidated statements of operations for the nine months ended May 31, 2008 and 2007. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Nine months ended		Percent
	May 31,		Increase
$ in thousands	2008	2007	(Decrease)
Consolidated
Operating revenues	$327,908	$208,353	57.4%
Cost of operating revenues	$241,472	$157,011	53.8%
Gross profit	$86,436	$51,342	68.4%
Gross margin	26.4%	24.6%
Operating expenses	$43,617	$33,506	30.2%
Operating income	$42,819	$17,836	140.1%
Operating margin	13.1%	8.6%
Interest expense	$(2,207)	$(1,845)	19.6%
Interest income	$1,199	$1,539	-22.1%
Other income (expense), net	$520	$364	42.9%
Income tax provision	$14,178	$6,122	131.6%
Effective income tax rate	33.5%	34.2%
Net earnings	$28,153	$11,772	139.2%
Irrigation Equipment Segment
Operating revenues	$259,686	$164,329	58.0%
Operating income (1)	$52,098	$25,676	102.9%
Operating margin (1)	20.1%	15.6%
Infrastructure Products Segment
Operating revenues	$68,222	$44,024	55.0%
Operating income (1)	$11,484	$10,045	14.3%
Operating margin (1)	16.8%	22.8%

(1)	Excludes unallocated general & administrative expenses. Beginning in the fourth quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the nine months ended May 31, 2008 increased 57% to $327.9 million compared with $208.4 million for the nine months ended May 31, 2007. This increase is attributable to a $95.4 million increase in irrigation equipment revenues and a $24.1 million increase in infrastructure products segment revenues.
     Domestic irrigation equipment revenues for the nine months ended May 31, 2008 increased $50.1 million or 43% compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three months ended May 31, 2008 also contributed to the increase in domestic irrigation revenues for the nine-month period.
     International irrigation equipment revenues for the nine months ended May 31, 2008 increased $45.3 million or 96% over the first nine months of fiscal 2007. Management believes that the combination of factors described above in the discussion of the three months ended May 31, 2008 also contributed to the increase in international irrigation revenues for the nine-month period.
     Infrastructure products segment revenues of $68.2 million for the nine months ended May 31, 2008 represented an increase of $24.1 million or 55% from the same prior year period. The increase in revenues is attributable to strong revenues from BSI, rising more than 45% over the same period in the prior year. BSI completed a significant project in Puerto Rico during the third quarter and continues to see strong domestic and international interest in its moveable barrier and crash cushion product lines. Revenues from Snoline were also higher due to the inclusion of four additional months of activity when compared to the same period in the prior year, as the business was acquired at the end of December 2006. Revenues for the Company’s Diversified Manufacturing business unit were also higher in the period.
Gross Margin
Gross profit for the nine months ended May 31, 2008 was $86.4 million, an increase of $35.1 million as compared to the same prior year period. Gross margin percentage for the nine months ended May 31, 2008 increased to 26.4% from the 24.6% achieved during the same prior year period. The improved gross margin is a result of achieving higher margins in the irrigation equipment market resulting from improved efficiencies in the manufacturing operations, increased volume and cost reduction initiatives. The increased irrigation equipment margins were slightly offset by decreased infrastructure products margins resulting from unfavorable product mix and higher input costs on contract manufacturing orders.
Operating Expenses
Operating expenses during the first nine months of fiscal 2008 rose by $10.1 million or 30% from the same prior year period. The increase in operating expenses for the nine months ended May 31, 2008 is primarily attributable to the inclusion of Watertronics, acquired in January of 2008, and Snoline, acquired in December of 2006, as well as higher personnel related expenses.
Interest, Other Income (Expense), net, Taxes
Interest expense during the nine months ended May 31, 2008 of $2.2 million increased $0.4 million from the $1.8 million recognized during the same period of fiscal 2007. The increase in interest expense was primarily due to an increase in borrowings incurred to finance the acquisitions of Snoline and Watertronics.
     Interest income during the nine months ended May 31, 2008 decreased by $0.3 million compared to the same prior year period. The Company had lower interest bearing deposits and bond balances compared to the same prior year period due to working capital needs of the business.
     Other income, net during the nine months ended May 31, 2008 increased by $0.2 million when compared with the same prior year period. The increase is primarily due to gains realized on foreign currency transactions, partially offset by other expenses.
     The Company’s effective tax rate of 33.5% for the nine months ended May 31, 2008 is lower than the statutory effective tax rate primarily due to a correction of previously recorded tax expense related to Section 162(m) of the Internal Revenue Code, which resulted in a $0.5 million reduction in year to date income tax expense or $0.04 per diluted share (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The rate was lower than the statutory rate after the correction due to federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction, and other tax credits.
Net Earnings
Net earnings were $28.2 million or $2.29 per diluted share for the nine months ended May 31, 2008 compared with $11.8 million or $0.99 per diluted share for the same prior year period.
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
     The Company’s cash and cash equivalents and marketable securities totaled $19.1 million at May 31, 2008 compared with $40.7 million at May 31, 2007. At May 31, 2008, the Company held no marketable securities.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.6 million as of May 31, 2008, for working capital purposes. As of May 31, 2008 and 2007, there was $1.5 million and $0 outstanding on the Euro Line of Credit, respectively. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro LIBOR plus 200 basis points (all inclusive, 5.5% at May 31, 2008). Unpaid principal and interest is due by October 31, 2008, which is the termination date of the Euro Line of Credit.
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
     The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement during the second quarter of fiscal 2008 to partially fund the acquisition of Watertronics The Company subsequently repaid the $15.0 million in the third quarter of fiscal 2008, leaving no outstanding balance and an unused borrowing capacity of $30.0 million under the Revolving Credit Agreement as of May 31, 2008.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. Interest is repaid on a monthly or quarterly basis depending on loan type. The Company also pays a commitment fee of 0.125% on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement.
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At May 31, 2008, the Company was in compliance with all loan covenants.
     The Company believes its current cash resources, projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash used in operations totaled $3.6 million during the nine months ended May 31, 2008 compared to $4.4 million used in operations during the same prior year period. The decrease in cash used in operations was primarily due to a $16.4 million increase in cash provided by net income, a $1.3 million increase in depreciation and amortization, a $5.5 million increase in other current liabilities, a $1.6 million decrease in other current assets and a $1.3 million increase in accounts payable. These were partially offset by an $18.9 million increase in receivables, a $4.4 million increase in current taxes payable and $3.1 million net increase in other noncurrent assets and liabilities.
     Cash used in investing activities totaled $4.4 million during the nine months ended May 31, 2008 compared to cash used in investing activities of $25.9 million during the nine months ended May 31, 2007. The decrease in cash used in investing activities was primarily due to a $52.9 million decrease in purchases of marketable securities, partially offset by a decrease of $23.4 million from proceeds from maturities of marketable securities, a $3.7 million increase in cash used for the acquisition of businesses, and a $4.3 million increase in cash used for purchases of property, plant and equipment.
     Cash provided by financing activities totaled $5.2 million during the nine months ended May 31, 2008 compared to cash provided by financing activities of $8.8 million during the same prior year period. The decrease in cash provided by financing activities was primarily due to a $15.9 million increase in principal payments on long-term debt. These were partially offset by a $7.7 million increase in excess tax benefits from stock-based compensation, $3.1 million increase in proceeds from the issuance of common stock under the stock compensation plan and a $1.8 million increase in proceeds from issuance of long-term debt.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161),” which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in the second quarter of its fiscal year 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption will have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 will be effective for the Company beginning in the first quarter of its fiscal year 2010. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.
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
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At May 31, 2008, the Company had one outstanding Euro foreign currency forward contract to sell 12.5 million Euro on August 29, 2008 at a fixed price of $1.5437 USD per Euro. The exchange rate at May 31, 2008 was $1.5523 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations under the provisions of SFAS No. 133.
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
     Similarly, the Company entered into a cross currency swap transaction fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.
ITEM 4 — Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s principal executive officer (PEO) and principal financial officer (PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2008.
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
Environmental Matters
     In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. In 2003, the Company and the EPA conducted a second five-year review of the status of the remediation of the contamination of the site. As a result of this review, the EPA issued a letter placing the Company on notice that additional remediation actions were required. The Company and its environmental consultants have completed and submitted a supplemental remedial action work plan that, when implemented, will allow the

Company and the EPA to better identify the boundaries of the contaminated groundwater and will allow the Company and the EPA to more effectively assure that the contaminated groundwater is being contained by current and planned wells that pump and aerate it. During fiscal 2007, the Company increased its environmental remediation accrual for expected costs to address the additional remediation action required by the EPA and to remain in compliance with the EPA’s second five-year review. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term. Related balance sheet liabilities recognized were $0.3 million, $0.7 million and $0.7 million at May 31, 2008 and 2007, and August 31, 2007, respectively.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2007.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the nine months ended May 31, 2008; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 6 — Exhibits
3(a)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3(b)	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4(a)	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

31(a)*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31(b)*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32(a)*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of July 2008.

LINDSAY CORPORATION
By:	/s/ TIM J. PAYMAL
Name:	Tim J. Paymal
Title:	Vice President and Chief Accounting Officer (Principal Financial Officer)