Form 10-K
period 2008-08-31
LINDSAY CORP
filed 2008-10-29
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Corporation
(Exact name of registrant as specified in its charter)

Delaware	47-0554096

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2707 North 108th Street, Suite 102, Omaha, Nebraska	68164

(Address of principal executive offices)	(Zip Code)
402-829-6800
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. (Symbol LNN)
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 29, 2008 was $927,273,527.
As of October 24, 2008, 12,251,055 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the Registrant’s 2009 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I
ITEM 1 — Business
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
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the southern African market. The Company leases office space in Beijing, China and leases a warehouse facility in Dalian, China.
     Watertronics, LLC (“Watertronics”) located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
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
     Barrier Systems, Inc. (“BSI”), located in Rio Vista, California, manufactures movable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006. In November 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. through a wholly owned subsidiary of BSI. The assets acquired primarily relate to patents that enhance the Company’s highway safety product offering globally.
     Snoline S.P.A., (“Snoline”), located in Milan, Italy, was acquired in December 2006, and is engaged in the design, manufacture and sale of road marking and safety equipment for use on roadways. See “Subsidiaries” below.
PRODUCTS BY SEGMENT
IRRIGATION SEGMENT
Products — The Company markets its center pivot and lateral move irrigation systems domestically and internationally under its Zimmatic brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield and Stettyn brands, and hose reel travelers under the Perrot brand (Greenfield in the United States, Perrot in Europe, and Stettyn in South Africa). The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls.
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
     A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored. Through the acquisition of Watertronics, the Company has enhanced its position in water pumping station controls with further opportunities for integration with irrigation control systems.
     The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate, and the hose reel travelers are easily moved from field to field. They are typically deployed in smaller or irregular fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.
     The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application. These systems allow growers to monitor their pivot system, accumulate data on the operation of the system, and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the GrowSmart brand with product names of FieldNET and FieldSENTRY.
Other Types of Irrigation — Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. A significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly, or rolling terrain or fields. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.
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
     The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or are technologically obsolete; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. More efficient use of the basic natural resources of land, water, and energy helps drive demand for center pivot and lateral move irrigation equipment. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water, and energy. The Company expects demand for center pivots and lateral move systems to continue to increase relative to other irrigation methods because center pivot and lateral move systems are preferred where the soil is sandy, the terrain is not flat, the land area to be irrigated is sizeable, there is a shortage of reliable labor, water supply is restricted and conservation is critical, and/or chemigation will be utilized.
     United States Market — In the United States, the Company sells its branded irrigation systems, including Zimmatic, to approximately 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, and farm structures.
     International Market — Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil and South Africa as well as sales operations in China, Australia, New Zealand, Central America and the Middle East serving the key European, South American, African, Chinese, Australian/New Zealand, Central American and Middle Eastern markets, respectively. The Company also exports some of its equipment from the U.S. to other international markets. The majority of the Company’s U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
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
     Competition — The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary domestic manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to irrigation totaled approximately $3.6 million, $3.0 million, and $2.7 million for fiscal years 2008, 2007, and 2006, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.
INFRASTRUCTURE SEGMENT
Products — Quickchange Moveable Barrier™ - The Company’s Quickchange Moveable Barrier™ (“QMB™”) system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.
     In permanent applications, the QMB™ systems increase capacity and reduce congestion by varying the number of traffic lanes to match the traffic demand. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The QMB™ system is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. QMB™ systems can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a QMB™ system include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.
     The Company offers a variety of equipment lease options for the moveable barrier and transfer machines used in construction applications. The leases extend for periods of three months or more for equipment already existing in inventory. Longer lease periods may be required for specialty equipment that must be built for specific projects.
     These systems have been in use in the U.S. and abroad for over 20 years. Significant progress has been made introducing the products into the European markets in recent years. Typical sales for a highway safety or road improvement project are $2.0-$15.0 million, making them significant capital investments.
Crash Cushions — BSI and Snoline offer a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-B    NR™, ABSORB 350® and Walt™. In addition to these products the Company also offers guardrail and cable barrier end terminal products such as the X-Tension™, CableGuard™ and TESI® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas. These systems typically sell in the range of $5,000-$20,000; however, multiple units may be installed on a project.
Specialty Barriers — BSI and Snoline also offer specialty barrier products such as the SAB™, ArmourGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is becoming an area of focus for reducing a significant number of injuries.
Road Marking and Road Safety Equipment — Snoline also offers preformed tape and a line of road safety accessory products. The preformed tape is used in both temporary and permanent applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. BSI also manages an ISO 17025 certified testing laboratory, Safe Technologies, Inc., that performs full-scale impact testing of highway safety products in accordance with both the National Cooperative Highway Research Program (“NCHRP”) Report 350 and to the European Norms (EN1317) for these types of products. The NCHRP 350 guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.
Contract Manufacturing — The Company provides outsourced manufacturing and production services, including the production of large diameter steel tubing, for other companies.
Markets — The U.S. highway infrastructure market has annual expenditures of over $100 billion and includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and the purchase of right-of-ways for roadway expansion and development of technologies for relief of roadway congestion. BSI’s and Snoline’s primary market includes portable concrete barriers, delineation systems, guardrails and similar protective equipment. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. Federal highway program legislation, SAFETEA-LU, was enacted in 2005 and provides for $286.4 billion in guaranteed funding for federal surface transportation programs over five years through 2009. The Company believes this legislation provides a solid platform for future growth in the U.S. market. Significant work has already started on the highway bill for funding after the expiration of SAFETEA-LU and it is generally acknowledged that additional funding will be required for infrastructure systems for the future.
     The European market is presently very different from country to country, but the standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. This will also be influenced by the European Union’s prevention program which has the goal to lower fatalities by 50% in the current decade.
Competition — The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $2.8 million and $1.7 million for fiscal years 2008 and 2007, respectively. During fiscal 2006, engineering and research expenses for infrastructure products were less than $0.1 million as BSI was not acquired until the fourth quarter of fiscal 2006. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB™ system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies. Each benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.
Distribution methods and channels — The Company has production and sales operations in Nebraska, California and Italy. BSI’s and Snoline’s sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway products. Customers include Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.
GENERAL
Certain information generally applicable to both of the Company’s reportable segments is set forth below.
The following table describes the Company’s total irrigation and infrastructure revenues for the past three years. United States export revenue is included in the region of destination.

	For the years ended August 31,
	2008		2007		2006
		% of Total		% of Total		% of Total
$ in millions	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$309.2	65	$192.5	68	$167.5	74
Europe, Africa, Australia & Middle East	104.2	22	57.4	20	33.5	15
Mexico & Latin America	42.2	9	19.4	7	21.1	9
Other International	19.5	4	12.6	5	3.9	2

Total Revenues	$475.1	100	$281.9	100	$226.0	100

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
ORDER BACKLOG
As of August 31, 2008, the Company had an order backlog of $92.3 million, an increase of 87% from $49.4 million at August 31, 2007. The irrigation segment backlog increased $48.0 million ($44.4 million prior to the inclusion of Watertronics) on significantly improved order flow for both domestic and international markets. At fiscal year end 2008, the Company had a $71.7 million order backlog for irrigation equipment, compared to $23.7 million at fiscal year end 2007. At fiscal year end 2008, order backlog for the infrastructure segment products totaled $20.6 million, compared to $25.7 million at fiscal year end 2007. The Company expects that the existing backlog of orders will be filled in fiscal 2009.
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
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2008, 2007, and 2006 were $14.1 million, $14.6 million and $3.6 million, respectively. Capital Expenditures consist of two primary categories. The first category is used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, and further automating the Company’s facilities. The second category is for expanding its fleet of BTM™s and inventory of moveable barrier that it maintains for leasing, which is expanded as revenue generation opportunities arise. Fiscal 2008 capital expenditures consisted of $6.0 million for machinery and equipment and $8.1 million for leased barrier and the BTM™fleet. Capital expenditures for fiscal 2009, excluding the leased barrier and BTM™fleet, are expected to be approximately $11.0 to $12.0 million and will be used primarily to improve the Company’s existing facilities, expand its manufacturing capabilities and increase productivity.
PATENTS, TRADEMARKS, AND LICENSES
Lindsay’s Zimmatic, Greenfield, GrowSmart, Quickchange Moveable Barrier, ABSORB 350, TAU, Universal TAU-II, TAU-B_NR, X-Tension, CableGuard, TESI, SAB, ArmourGuard, PaveGuard DR46, U-MAD, and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.
EMPLOYEES
The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2008, 2007, and 2006 were 1,239, 899 and 763, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.
ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS
Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described below, and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
     In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. Amounts accrued and included in balance sheet liabilities related to the remediation process were $0.3 million and $0.7 million at August 31, 2008 and 2007, respectively. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term.
SUBSIDIARIES
The Company’s primary wholly-owned operating subsidiaries include the following: Lindsay Manufacturing, LLC, Lindsay Transportation, Inc., Watertronics, LLC, Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., Lindsay Manufacturing Africa (PTY) Ltd., Barrier Systems, Inc., and Snoline S.P.A.
     Lindsay Manufacturing, LLC was formed in 1955, is located in Lindsay, Nebraska, and is a manufacturer and marketer of irrigation equipment for the North American market and international export market. Products for the infrastructure segment are also manufactured in the Lindsay, Nebraska location as well as a leased facility in Omaha, Nebraska.
     Lindsay Transportation, Inc. was formed in 1975. It owns approximately 105 trailers and, through the leasing of tractors and arranging with independent drivers, supplies the ground transportation in the United States and Canada for the Company’s products and the bulk of its incoming raw materials, and hauls other products for third parties on backhauls.
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
     Lindsay Manufacturing Africa (PTY) Ltd., located in South Africa, was organized in September 2002 and is a manufacturer and marketer of irrigation equipment for the southern African market.
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
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
The Company’s primary production facilities are located in the United States, but it also has smaller production facilities in France, Brazil, South Africa and Italy. Most financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries, which are approximately 15% of total consolidated Company sales in fiscal 2008, are conducted in local currencies.
     A portion of the Company’s cash flow is derived from sales and purchases denominated in foreign currencies. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk of foreign currency fluctuations. In conjunction with the acquisition of Snoline in December 2006, the Company entered into a cross currency swap to hedge both foreign currency and interest rate risk related to the long-term note held by Snoline. For information on international revenues see the section entitled “Results of Operations” included in Item 7 of Part II of this report.
     In addition to the transactional foreign currency exposures mentioned above, the Company also has translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars. In order to reduce this translation exposure, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. For information on the Company’s Euro foreign currency forward contracts, see Item 7A of Part II of this report.
INFORMATION AVAILABLE ON LINDSAY WEBSITE
The Company makes available free of charge on its website, through a link to the Securities and Exchange Commission (SEC) website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website:

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
New York Stock Exchange Certification
On February 22, 2008, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date. This certification made by the CEO is an annual certification required by the New York Stock Exchange.
ITEM 1A — Risk Factors
The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.
The Company’s domestic and international irrigation equipment sales are highly dependent on the agricultural industry. The Company’s domestic and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, aggregate net cash farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation equipment.
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
The Company’s international irrigation equipment sales are highly dependent on foreign market conditions. Approximately 29% of the Company’s revenues are generated from international irrigation sales. Specifically, international revenues are primarily generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.

Compliance with applicable environmental regulations or standards may require additional capital and operational expenditures. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. Compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described in Note O to the Company’s consolidated financial statements, and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
The Company’s sales and access to credit may be negatively affected by current economic conditions. The recent instability in U.S. and international financial and credit markets along with the resulting global recessionary concerns could adversely affect the ability of farmers and government agencies to buy and finance irrigation equipment and highway infrastructure equipment. In addition, the significant decline in agricultural commodity prices over recent months may lead to lower net farm incomes which may also reduce demand for irrigation equipment in both the domestic and international markets. It is not certain how long these factors may affect demand for the Company’s products. Disruptions in the financial and credit markets could also restrict the Company’s ability to access credit financing under its existing credit facilities or to obtain additional financing.
ITEM 1B — Unresolved Staff Comments
     None.
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
     The Company leases approximately 13,000 square feet of manufacturing space in Omaha, Nebraska where it produces certain products for the infrastructure segment. The lease expires in December 2008. The Company also leases approximately 17,600 square feet of office space in Omaha, Nebraska where it maintains its executive offices as well as its domestic and international sales, marketing offices and engineering laboratory space. The lease expires in February 2009. The Company plans to move its headquarters to a new 29,500 square foot facility in Omaha, Nebraska during the second quarter of fiscal 2009.
     Lindsay Europe SAS owns a manufacturing plant located in La Chapelle, France where it manufactures irrigation products for European markets. This facility consists of three separate buildings containing approximately 72,000 square feet of usable space situated on approximately 3.5 acres.
     Lindsay America do Sul, Ltda. leases a manufacturing plant located in Mogi-Mirim, Sao Paulo, Brazil where it manufactures irrigation products for South American markets. This facility consists of two buildings containing approximately 67,000 square feet of usable space. The lease on this facility expires in December 2008 with the option to renew the lease for an additional twelve months. The lease may be canceled by Lindsay America do Sul, Ltda. prior to that time upon two months notice.
     Lindsay Manufacturing Africa (PTY) Ltd. currently leases a manufacturing facility in Paarl, South Africa where it manufactures irrigation products for African markets. The facility contains a total of 61,000 square feet of usable space. The lease on the facility expires in 2012 and may be canceled by Lindsay Manufacturing Africa (PTY) Ltd. prior to that time upon six months notice.
     Irrigation Specialists, Inc. conducts its retail operations in leased buildings located in Pasco, Grandview and Othello, Washington. The buildings range in size from 4,000 square feet to 22,225 square feet. The leases on these retail stores expire in 2012 for Pasco, and 2014 for Grandview and Othello.
     Watertronics, LLC owns two commercial buildings totaling approximately 73,000 square feet on five acres located in Hartland, Wisconsin where it maintains its executive, engineering & manufacturing offices. It also owns a 4,000 square foot commercial building located in Melbourne, Florida where it maintains a sales and service office.

     The Company also leases office space in Beijing, China and a warehouse facility in Dalian, China for its irrigation business. The Beijing lease expires in 2010 and may be canceled prior to that time upon a three-month notice. The Dalian lease expires in 2009 and will be extended for one year automatically and continuously, unless one-month written notice is given prior to the contract expiration.
     BSI owns a 30,000 square foot commercial building located on seven acres in Rio Vista, California where it manufactures its infrastructure products. BSI leases additional warehouse space in Rio Vista, California. The lease on this facility expires in 2018 and may be terminated prior to that time upon a sixty day notice and payment of a nominal termination fee. BSI also leases additional office space in Vacaville, California where it maintains its executive offices. The lease on this facility expires in 2010.
     Snoline owns a 45,000 square foot commercial building located in Milan, Italy where it maintains its executive offices and manufactures its infrastructure products.
     The Company believes that each of its current facilities is adequate to support normal and planned operations and intends to renew or commence additional leasing or purchase arrangements as existing arrangements expire.
ITEM 3 — Legal Proceedings
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
ITEM 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2008.
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

	Age	Position
Richard W. Parod	55	President and Chief Executive Officer
Owen S. Denman	60	President and CEO, Barrier Systems, Inc.
David B. Downing	53	President — Lindsay International
Barry A. Ruffalo	38	President — North American Irrigation
Tim J. Paymal	34	Vice President and Chief Accounting Officer
Dan G. Keller*	49	Vice President — Human Resources
Mark A. Roth*	33	Vice President — Corporate Development and Treasurer
Lori L. Zarkowski	33	Corporate Controller
Douglas A. Taylor*	45	Vice President and Chief Information Officer
Eric R. Arneson*	34	Vice President, General Counsel and Secretary

*	The employee is not an executive officer of the Registrant.
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
     Mr. David B. Downing is President of Lindsay International, a division of Lindsay Corporation. Mr. Downing joined Lindsay in August 2004, as Vice President, Chief Financial Officer (“CFO”), Treasurer and Secretary. He was promoted to Senior Vice President from Vice President in September 2006 and was promoted to President of Lindsay International in April 2008. Prior to joining Lindsay, Mr. Downing was President of FPM L.L.C., a heat-treating company in Elk Grove Village, Illinois, after joining the company in January 2001 as Vice President and CFO. From July 1998 to December 2000, Mr. Downing was Vice President and Controller for Thermo-King, a unit of Ingersoll-Rand Company Limited, which manufactures transport refrigeration equipment.
     Mr. Barry A. Ruffalo is President of North America Irrigation of the Company, and has held such position since March of 2007, when he joined the Company. Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc., since February 2007. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.
     Mr. Tim J. Paymal is Vice President and Chief Accounting Officer (“CAO”) of the Company. Mr. Paymal joined Lindsay in January 2005, as Corporate Controller and was promoted to Vice President and Chief Accounting Officer in April 2008. Prior to that time and since 1996, Mr. Paymal was most recently an Audit Senior Manager with Deloitte & Touche LLP.
     Mr. Dan G. Keller joined the Company in April 2008 as Vice President of Human Resources. From December 2006 until most recently, Mr. Keller was a Director of Human Resources for Johnson & Johnson. Prior to that time and since June, 1994, Mr. Keller was with Pfizer Inc., the last seven years as a Director of Human Resources.
     Mr. Mark A. Roth is Vice President of Corporate Development and Treasurer of the Company. Mr. Roth joined Lindsay in 2004, as Director of Corporate Development and was promoted to Vice President of Corporate Development in March 2007, adding Treasurer to his role in April 2008. Prior to that time and since March 2001, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund. From January 1998 through February of 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.
     Ms. Lori L. Zarkowski is Corporate Controller of the Company, and has held such position since April 2008. Ms. Zarkowski joined Lindsay in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to that time and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.
     Mr. Douglas A. Taylor is Vice President and Chief Information Officer (“CIO”) of the Company. He joined the Company in May 2005 as the CIO and was promoted to Vice President and CIO in October 2006. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President of Process and Systems Integration, Vice President of Financial Systems, and Director of Information Systems.
     Mr. Eric R. Arneson joined the Company in April 2008 as Vice President, General Counsel and Secretary. Prior to joining Lindsay and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

PART II
ITEM 5 — Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol “LNN”. As of September 30, 2008, there were approximately 143 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low stock price and dividends paid per share:

	Fiscal 2008 Stock Price			Fiscal 2007 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$54.43	$38.92	$0.070	$36.62	$28.01	$0.065
Second Quarter	81.34	52.66	0.070	37.77	28.55	0.065
Third Quarter	131.14	64.81	0.070	35.65	29.55	0.065
Fourth Quarter	130.49	73.21	0.075	50.65	32.83	0.070
Year	$131.14	$38.92	$0.285	$50.65	$28.01	$0.265
Purchases of equity securities by the issuer and affiliated purchases — The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2008; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 6 — Selected Financial Data

	For the Years Ended August 31,
In millions, except per share amounts	2008	2007	2006	2005	2004
Operating revenues (1)	$475.1	$281.9	$226.0	$177.3	$196.7
Gross profit	123.8	69.7	48.2	33.6	39.5
Operating expenses	61.6	46.0	32.7	28.1	27.5
Operating income	62.2	23.8	15.5	5.5	12.0
Net earnings	39.4	15.6	11.7	4.8	9.3
Net diluted earnings per share	3.20	1.31	1.00	0.41	0.78
Cash dividends per share	0.285	0.265	0.245	0.225	0.205
Property, plant and equipment, net	57.6	44.3	27.0	17.3	16.4
Total assets	326.9	242.2	192.2	134.8	139.0
Long-term obligations	25.6	31.8	25.7	—	—
Return on sales	8.3%	5.5%	5.2%	2.7%	4.7%
Return on beginning assets (2)	16.3%	8.1%	8.7%	3.5%	7.1%
Diluted weighted average shares	12.324	11.964	11.712	11.801	11.947

(1)	Fiscal 2008 includes the operating results of Watertronics, LLC, which was acquired in the second quarter of fiscal 2008.

Fiscal 2007 includes the operating results of Snoline S.P.A., which was acquired in the second quarter of fiscal 2007.

Fiscal 2006 includes the operating results of Barrier Systems, Inc., which was acquired in the fourth quarter of fiscal 2006

(2)	Defined as net earnings divided by beginning of period total assets.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements — This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2009 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section contained in Item 1A. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Overview
The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisition of Watertronics in 2008, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has irrigation production facilities in France, South Africa, Brazil and Hartland, Wisconsin, USA. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its wholly-owned subsidiaries BSI (located in Rio Vista, California) and Snoline (located in Milan, Italy). In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies.
     Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, crop yields, weather, environmental regulations, availability of financing and interest rates. Higher crop prices, improved U.S. Department of Agriculture (“USDA”) projected Net Farm income, and improved farmer sentiment created favorable market conditions for domestic irrigation equipment sales during fiscal 2008. International sales were primarily influenced by the same factors affecting the domestic market. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.
     The Company will continue to focus on opportunities for growth both organically and through attractive acquisitions. On January 24, 2008, the Company completed the acquisition of Watertronics. The acquisition reflects the execution of the Company’s strategy to grow its irrigation business with additional proprietary irrigation products. In addition, on November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. The Company sees opportunities to create shareholder value through the acquisition of product line extensions that will enhance the Company’s highway safety product offering, globally.
     Since 2001, the Company has added the operations in Europe, South America, South Africa and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. None of the international operations has achieved the operating margin of the United States based irrigation operations.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
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
     On September 7, 2006, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-4”) and on March 15, 2007, the Task Force reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). The scope of these two Issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively. EITF 06-4 and EITF 06-10 are both effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect either to have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. Management is currently assessing the effect of this pronouncement on any future acquisitions by the Company.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161”), which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in the second quarter of its fiscal year 2009. This pronouncement will result in enhanced disclosures in the Company’s future reports, but is not expected to have an impact on the Company’s consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective November 15, 2008. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
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
Critical Accounting Policies and Estimates
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant facts and circumstances. Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes to the Company’s critical accounting policies during fiscal 2008.
     Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:
Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, BSI, Watertronics and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
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

Results of Operations
The following “Fiscal 2008 Compared to Fiscal 2007” and the “Fiscal 2007 Compared to Fiscal 2006” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note R to the consolidated financial statements.
Fiscal 2008 Compared to Fiscal 2007
The following table provides highlights for fiscal 2008 compared with fiscal 2007:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2008	2007	(Decrease)
Consolidated
Operating revenues	$475,087	$281,857	68.6%
Cost of operating revenues	$351,255	$212,125	65.6%
Gross profit	$123,832	$69,732	77.6%
Gross margin	26.1%	24.7%
Operating expenses (1)	$61,593	$45,973	34.0%
Operating income	$62,239	$23,759	162.0%
Operating margin	13.1%	8.4%
Interest expense	$(3,035)	$(2,399)	26.5%
Interest income	$1,735	$2,162	(19.8%)
Other income (expense), net	$172	$611	(71.8%)
Income tax provision	$21,706	$8,513	155.0%
Effective income tax rate	35.5%	35.3%
Net earnings	$39,405	$15,620	152.3%
Irrigation Equipment Segment (See Note R)
Operating revenues	$374,906	$216,480	73.2%
Operating income (2)	$75,544	$33,460	125.8%
Operating margin (2)	20.2%	15.5%
Infrastructure Products Segment
Operating revenues	$100,181	$65,377	53.2%
Operating income (2)	$16,705	$14,196	17.7%
Operating margin (2)	16.7%	21.7%

(1)	Includes $30.0 million and $23.9 million of unallocated general and administrative expenses for fiscal 2008 and fiscal 2007, respectively.

(2)	Excludes unallocated general and administrative expenses.
Revenues
Operating revenues for fiscal 2008 increased by $193.2 million or 69% from fiscal 2007. This increase was attributable to a 73% increase in irrigation equipment revenues and a 53% increase in infrastructure product revenues.
     Domestic irrigation revenues increased $92.2 million or 63% over fiscal 2007. The increase in revenues was a result of increased volume and price increases implemented throughout the year, triggered by rising input costs. Even though unit prices increased, overall demand in the U.S. irrigation market remained strong as a result of higher crop prices and improved USDA projected Net Farm income. The Company experienced robust demand for its irrigation equipment, driven by high economic returns for farmers, global food requirements, biofuel demand, agricultural development, and water use efficiency demands. In addition, the most current USDA projected Net Farm Income is up 10.3% in crop year 2008 over the 2007 crop year.
     International irrigation revenues increased $66.2 million or 95% over fiscal 2007, with the most significant demand growth in Australia, Brazil, China, Latin America and Europe. Higher commodity prices and expanded agricultural development in many regions have increased the demand for the Company’s yield-enhancing irrigation systems. The continued need to improve farm efficiency in food production has driven the expansion of the mechanized irrigation market globally.
     Infrastructure products segment revenues increased by $34.8 million or 53% compared to fiscal 2007. The increased infrastructure revenues are attributable to BSI’s range of crash cushions and moveable barrier products, the

Diversified Manufacturing business and Snoline. Fiscal year 2008 includes a full year of Snoline’s financial results while fiscal 2007 included only eight months of Snoline results. The Company continues to see strong domestic and international interest in BSI’s movable barrier and crash cushion product lines. The Company has expanded its presence in crash cushions and other road safety products in Europe through its Snoline subsidiary. The Company expects to see continued long-term growth from these businesses.
Gross Margin
Gross margin was 26.1% for fiscal 2008 compared to 24.7% for the prior fiscal year. The gross margin improvement was primarily a result of a continuation of improved irrigation margins. While gross margin improved on irrigation products compared to the prior fiscal year, gross margin on infrastructure products decreased, primarily as a result of unfavorable product mix, manufacturing variances, and higher steel costs. The Company’s on-going cost reduction process and Lean Manufacturing initiatives, coupled with pricing discipline and strong equipment demand allowed the Company to achieve higher efficiency in its Lindsay, Nebraska factory.
Operating Expenses
The Company’s operating expenses for fiscal 2008 increased $15.6 million or 34% over the prior year. The increase in operating expenses for the year is primarily attributable to the inclusion of Watertronics, acquired in January 2008, a full year of Snoline operating expenses and higher personnel related expenses, resulting from adding personnel in key growth supporting positions in fiscal 2008.
Interest Expense and Interest Income
Interest expense for fiscal 2008 increased by $0.6 million compared to the prior year. The increase in interest expense was primarily due to the borrowings incurred to finance the acquisitions of Snoline and Watertronics.
     Interest income for fiscal 2008 of $1.7 million decreased $0.4 million from fiscal 2007 primarily due to the Company’s lower interest bearing deposits and bond balances compared to the prior year. Interest bearing deposits were lower due to the working capital needs of the business.
Taxes
The effective tax rate for fiscal 2008 was comparable to the effective tax rate for fiscal 2007. The Company’s effective tax rate of 35.5% for fiscal 2008 was higher than the U.S. statutory tax rate primarily due to state, local and foreign taxes. These items were partially offset by federal tax-exempt interest income on the investment portfolio, the Section 199 domestic production activities deduction, a reduction in the tax rate for deferred tax items and other tax credits. The effective tax rate was also reduced by a correction of previously recorded tax expense related to Section 162(m) of the Internal Revenue Code, which resulted in a $0.5 million or $0.04 per diluted share reduction to fiscal 2008 income tax expense. This correction is further discussed in Note E to the consolidated financial statements.
     The Company expects its effective tax rate in fiscal 2009, exclusive of any unusual transactions or tax events, to be in the range of 34% to 36%.
Net Earnings
Net earnings were $39.4 million, or $3.20 per diluted share, for fiscal 2008, compared with $15.6 million, or $1.31 per diluted share, for fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006
The following table provides highlights for fiscal 2007 compared with fiscal 2006:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2007	2006	(Decrease)
Consolidated
Operating revenues	$281,857	$226,001	24.7%
Cost of operating revenues	$212,125	$177,760	19.3%
Gross profit	$69,732	$48,241	44.5%
Gross margin	24.7%	21.3%
Operating expenses (1)	$45,973	$32,739	40.4%
Operating income	$23,759	$15,502	53.3%
Operating margin	8.4%	6.9%
Interest expense	$(2,399)	$(697)	244.2%
Interest income	$2,162	$2,101	2.9%
Other income (expense), net	$611	$503	21.5%
Income tax provision	$8,513	$5,709	49.1%
Effective income tax rate	35.3%	32.8%
Net earnings	$15,620	$11,700	33.5%
Irrigation Equipment Segment (See Note R)
Operating revenues	$216,480	$193,673	11.8%
Operating income (2)	$33,460	$25,513	31.1%
Operating margin (2)	15.5%	13.2%
Infrastructure Products Segment
Operating revenues	$65,377	$32,328	102.2%
Operating income (2)	$14,196	$7,055	101.2%
Operating margin (2)	21.7%	21.8%

(1)	Includes $23.9 million and $17.1 million of unallocated general and administrative expenses for fiscal 2007 and fiscal 2006, respectively.

(2)	Excludes unallocated general and administrative expenses. Beginning in the fiscal quarter of fiscal 2007, engineering and research expenses have been allocated to each of the Company’s reporting segments; prior year disclosures have been modified accordingly.
Revenues
Operating revenues for fiscal 2007 increased by $55.9 million or 25% from fiscal 2006. This increase was attributable to a 12% increase in irrigation equipment revenues and a 102% increase in infrastructure product revenues.
     Domestic irrigation revenues increased $11.7 million or 9% over fiscal 2006. The increase in revenues was primarily a result of price increases implemented throughout the year, triggered by rising input costs. Even though unit prices increased, overall demand in the U.S. irrigation market remained strong as a result of higher crop prices, improved USDA projected Net Farm income, and improved farmer sentiment. At the end of the 2007 fiscal year, commodity prices for the primary agricultural commodities on which irrigation equipment is used remained strong. Corn prices were up more than 40% over the same time in 2006. In addition, soybean prices were up more than 80% and wheat was up more than 110% as compared to 2006. Net Farm income was projected to be higher by approximately 45% for the 2007 crop year, creating very positive economic conditions for U.S. farmers.
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
     Infrastructure products segment revenues increased by $33.1 million or 102% compared to fiscal 2006. The increased infrastructure revenues were primarily attributable to the inclusion of BSI and Snoline. Fiscal year 2007 includes a full year of BSI’s results and eight months of Snoline’s financial results while fiscal 2006 only had three months of BSI results. The Company continued to see strong domestic and international interest in BSI’s movable barrier and crash cushion product lines. With the addition of Snoline, the Company expanded its presence in crash cushions and other road safety products in Europe.
Gross Margin
Gross margin was 24.7% for fiscal 2007 compared to 21.3% for fiscal 2006. The gross margin improvement was primarily a result of a continuation of improved irrigation margins and the inclusion of the new infrastructure acquisitions. The Company’s on-going cost reduction process, coupled with pricing discipline and strong equipment demand that allowed the Company to maintain higher efficiency in its Nebraska factory, has been effective in moving irrigation margins higher. In addition, the inclusion of a full year of BSI sales and eight months of Snoline sales consisting of higher margin products led to an overall increase in the Company’s margin.
Operating Expenses
The Company’s operating expenses for fiscal 2007 increased $13.2 million or 40% over fiscal 2006. Over 70% of the increase in operating expenses for the year is attributable to the inclusion of the full year of BSI and the acquisition of Snoline. Higher medical expenses, infrastructure product line development costs, and added personnel in key growth supporting positions also increased operating costs in fiscal 2007.
Interest Expense and Interest Income
Interest expense for fiscal 2007 increased by $1.7 million compared to the prior year. The increase in interest expense was primarily due to the borrowings incurred to finance the acquisitions of BSI and Snoline.
     Interest income for fiscal 2007 of $2.2 million was essentially flat compared to fiscal 2006. The Company had lower interest bearing deposits and bond balances compared to 2006. Interest bearing deposit balances were lower due to working capital needs of the business. The lower interest bearing deposit balances were offset by higher interest rates realized during the year.
Taxes
The Company’s effective tax rate of 35.3% for fiscal 2007 was higher than the U.S. statutory tax rate primarily due to state and local taxes and other immaterial items. In addition, the effective tax rate was also increased by income tax expense of $0.5 million or $0.04 per share related to Section 162(m) of the Internal Revenue Code that was erroneously recognized. The error recorded in 2007 was corrected in 2008. These items were partially offset by federal tax-exempt interest income, the Section 199 domestic production activities deduction, the qualified export activities deduction, and other tax credits.
Net Earnings
Net earnings were $15.6 million, or $1.31 per diluted share, for fiscal 2007, compared with $11.7 million, or $1.00 per diluted share, for fiscal 2006.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three primary credit arrangements.
     The Company’s cash and cash equivalents and marketable securities totaled $50.8 million at August 31, 2008 compared with $48.6 million at August 31, 2007. At August 31, 2008, the Company held no marketable securities. The Company’s marketable securities at August 31, 2007 consisted primarily of tax-exempt investment grade municipal bonds.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.4 million as of August 31, 2008, for working capital purposes. The outstanding balance on this line of credit was $1.8 million and $0.7 million as of August 31, 2008 and 2007, respectively. Under the terms of the line of credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro OverNight Average plus 150 basis points (all inclusive, 5.8% at August 31, 2008).
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that commenced September, 2006.
     On December 27, 2006, the Company entered into an unsecured $13.2 million Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline. Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%.
     The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement during the second quarter of fiscal 2008 to partially fund the acquisition of Watertronics. The Company subsequently repaid the $15.0 million in the third quarter of fiscal 2008, leaving no outstanding balance and an unused borrowing capacity of $30.0 million under the Revolving Credit Agreement as of August 31, 2008.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. Interest is repaid on a monthly or quarterly basis depending on loan type. If the Company had drawn on the Revolving Credit Agreement, the all-inclusive interest rate at August 31, 2008, would have been 3.00%. The Company also pays a commitment fee of 0.125% on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement.
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At August 31, 2008, the Company was in compliance with all loan covenants.
     The Company believes its current cash resources, projected operating cash flow, and bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows provided by operations totaled $30.5 million during the fiscal year ended August 31, 2008, compared to $10.1 million provided by operations during the same prior year period. The $20.4 million increase in cash flows provided by operations was primarily due to a $29.1 million increase in cash provided by net income, partially offset by net increases in cash used by working capital of $7.5 million.
     Cash flows used in investing activities totaled $6.3 million during the fiscal year ended August 31, 2008 compared to cash flows used in investing activities of $42.7 million during the same prior year period. This decrease in use of cash was primarily due to an increase of $39.2 million of cash provided by marketable securities activities and $1.1 million of cash provided from the settlement of a net investment hedge. This was partially offset by a $4.3 million increase in cash used to acquire businesses. Capital expenditures were $14.1 million and $14.6 million during the fiscal years ended August 31, 2008 and 2007, respectively. Capital expenditures were used primarily for updating manufacturing plant and equipment, expanding manufacturing capacity, further automating the Company’s facilities and increasing the pool of BSI’s moveable barrier and BTM™ fleet available for lease.
     Cash flows provided by financing activities totaled $5.2 million during the fiscal year ended August 31, 2008 compared to $9.5 million of cash provided by financing activities during the same prior year period. The decrease in cash provided by financing is due primarily to a $15.9 million increase of cash used for principal payments on long-term debt. This was partially offset by an increase of $2.8 million of proceeds from the issuance of debt and borrowings under the line of credit as well as an increase of $9.2 million of proceeds from the issuance of common stock under stock compensation plans including excess tax benefits.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2008, the Company incurred higher prices for purchases of certain commodities, in particular steel, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.
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

						More
$ in thousands	Note		Less than	2-3	4-5	than 5
Contractual Obligations	Reference	Total	1 Year	Years	Years	Years
Leases	O	$3,963	$1,332	$1,654	$416	$561
Term Note Obligation	M	31,796	6,171	12,342	12,342	941
Unrecognized Tax Benefits (1)	E	1,684	—	—	—	1,684
Interest Expense	M	4,804	1,653	2,263	871	17
Supplemental Retirement Plan	P	4,630	437	993	967	2,233

Total		$46,877	$9,593	$17,252	$14,596	$5,436

(1)	Future cash flows for unrecognized tax benefits reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of August 31, 2008. Amounts for which the year of settlement cannot be reasonably estimated have been included in the “More than 5 years” column.
Market Conditions and Fiscal 2009 Outlook
Strong market conditions, including high agricultural commodity prices, high net farm income and increased demand for the Company’s highway safety and traffic mitigation products helped make fiscal 2008 yet another record-setting year for Lindsay. As of the end of fiscal 2008, the Company’s order backlog was at year-end record levels.
     In the irrigation segment, the Company believes that global population growth will continue to drive the need for higher productivity from agriculture and improvements in the utilization of water resources. In addition, environmental concerns regarding the run-off of seeds and fertilizers used in agriculture, resulting from flood irrigated fields, continue to grow, which will drive the demand for more environmentally-friendly solutions. Demand for the Company’s equipment will benefit from those drivers and from expanded use and development of biofuels. Today, the Company’s irrigation systems are used in growing most large-acreage crops, including corn, where a growing amount of production has been used in ethanol production.
     While there will be a growing demand for food and biofuels, there will also be growing demand for utilization of fresh water resources. Agricultural irrigation is the primary use of fresh water, globally, and the most common irrigation method in the world is flood or furrow irrigation, which uses, on average, twice as much water as an efficiently-designed mechanical irrigation system. The Company expects that the increasing demands on fresh water resources will drive long-term demand for the Company’s irrigation systems.
     In the infrastructure segment, the Company believes that population growth and economic development will continue to be the impetus for expansion in demand for the Company’s products. The Company’s unique, patented, moveable barrier systems play a key role in reducing traffic congestion on bridges and roadways in major metropolitan areas around the world. While the Company’s crash cushion revenues are more closely tied to new highway construction, most of the Company’s products in the infrastructure segment are roadway safety oriented. The Company expects to see continued emphasis, globally, on reducing the traffic mortality rates, and increasing investment in highway safety products. Most developing countries have a long way to go to catch-up to the standards implemented in the U.S. and Europe, and the standards in developed countries are expected to further tighten.
     As of August 31, 2008, at the end of the Company’s fiscal 2008 year, the Company had an order backlog of $92.3 million, an increase of 87% from $49.4 million at August 31, 2007. The irrigation segment backlog increased $48.0 million ($44.4 million prior to the inclusion of Watertronics) on strong demand in the domestic and international markets. The existing backlog represents a strong start to fiscal 2009, and the orders in backlog will be filled primarily during the first quarter of fiscal 2009. Approximately $13 million of the order backlog represents orders from dealers for inventory, in anticipation of Fall and Spring demand. Payment for the dealer-stock orders will be collected by the earlier of, approximately 30 days after the units are sold to growers, or February 28, 2009.

     At the end of fiscal 2008, the Company’s balance sheet was in a positive net-cash position, with $50.8 million in cash and cash equivalents and $31.8 million of short and long-term debt. The Company also holds an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement with Wells Fargo Bank, N.A. which, was fully available at year-end and will primarily be used for working capital purposes and funding acquisitions. The Company believes these cash and credit resources are sufficient to meet the operating needs of the Company.
     Entering fiscal 2009, the Company is now faced with instability in the global financial markets, global recessionary concerns, and a significant reduction in agricultural commodity prices. These changes, which have occurred quite rapidly, may affect potential customers’ willingness to invest in agricultural irrigation equipment, and may impact government agencies’ ability to fund road and bridge infrastructure projects in the near-term. Notwithstanding these current issues, the long-term drivers for the Company’s products and services remain strong, and the Company believes the financial resources and capabilities are sufficient to weather the instability.
ITEM 7A — Quantitative and Qualitative Disclosures About Market Risk
     The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Exposure to counterparty credit risk is considered low because the Company’s derivative instruments have been entered into with a creditworthy institution.
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
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At August 31, 2008, the Company had one outstanding Euro foreign currency forward contract to sell 15.5 million Euro on November 29, 2008 at a fixed price of $1.4658 USD per Euro. The forward spot rate at August 31, 2008 was $1.4578 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. For the year ended August 31, 2008, the Company received $1.1 million related to gains for settled foreign currency forward contracts, which were included in other comprehensive income as a part of currency translation adjustment, net of tax.
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
     Similarly, the Company entered into a cross-currency swap transaction fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate has been converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

ITEM 8 — Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Lindsay Corporation:
We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in the notes to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective September 1, 2007 and Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), as of August 31, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/KPMG LLP
Omaha, Nebraska
October 29, 2008

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2008	2007	2006
Operating revenues	$475,087	$281,857	$226,001
Cost of operating revenues	351,255	212,125	177,760

Gross profit	123,832	69,732	48,241

Operating expenses:
Selling expense	25,177	17,396	12,932
General and administrative expense	30,010	23,897	17,066
Engineering and research expense	6,406	4,680	2,741

Total operating expenses	61,593	45,973	32,739

Operating income	62,239	23,759	15,502

Other income (expense):
Interest expense	(3,035)	(2,399)	(697)
Interest income	1,735	2,162	2,101
Other income, net	172	611	503

Earnings before income taxes	61,111	24,133	17,409

Income tax provision	21,706	8,513	5,709

Net earnings	$39,405	$15,620	$11,700

Basic net earnings per share	$3.30	$1.34	$1.01

Diluted net earnings per share	$3.20	$1.31	$1.00

Weighted Average shares outstanding	11,936	11,633	11,529
Diluted effect of stock equivalents	388	331	183

Weighted average shares outstanding assuming dilution	12,324	11,964	11,712

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ in thousands, except par values)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$50,760	$21,022
Marketable securities	—	27,591
Receivables, net of allowance, $1,457 and $946, respectively	88,410	46,968
Inventories, net	53,409	41,099
Deferred income taxes	8,095	6,108
Other current assets	7,947	6,990

Total current assets	208,621	149,778

Property, plant and equipment, net	57,571	44,292
Other intangible assets, net	30,808	25,830
Goodwill, net	24,430	16,845
Other noncurrent assets	5,447	5,460

Total assets	$326,877	$242,205

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,818	$18,367
Current portion of long-term debt	6,171	6,171
Other current liabilities	43,458	25,994

Total current liabilities	82,447	50,532

Pension benefits liabilities	5,673	5,384
Long-term debt	25,625	31,796
Deferred income taxes	11,786	9,860
Other noncurrent liabilities	5,445	3,605

Total liabilities	130,976	101,177

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,055,292 and 17,744,458 shares issued and outstanding in 2008 and 2007, respectively)	18,055	17,744
Capital in excess of stated value	26,352	11,734
Retained earnings	239,676	204,750
Less treasury stock (at cost, 5,843,448 and 5,998,448 shares in 2008 and 2007, respectively)	(93,275)	(95,749)
Accumulated other comprehensive income, net	5,093	2,549

Total shareholders’ equity	195,901	141,028

Total liabilities and shareholders’ equity	$326,877	$242,205

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity

Balance at August 31, 2005	17,568,084	6,048,448	17,568	3,690	183,444	(96,547)	1,175	109,330
Comprehensive income:
Net earnings	—	—	—	—	11,700	—	—	11,700
Other comprehensive income	—	—	—	—	—	—	457	457

Total comprehensive income								12,157
Cash dividends ($0.245) per share	—	—	—	—	(2,825)	—	—	(2,825)
Exercise of employee stock options	32,602	—	32	488	—	—	—	520
Stock option tax benefits	—	—	—	25	—	—	—	25
Share-based compensation expense	—	—	—	1,693	—	—	—	1,693

Balance at August 31, 2006	17,600,686	6,048,448	17,600	5,896	192,319	(96,547)	1,632	120,900

Comprehensive income:
Net earnings	—	—	—	—	15,620	—	—	15,620
Other comprehensive income	—	—	—	—	—	—	1,105	1,105

Total comprehensive income								16,725
Cash dividends ($0.265) per share	—	—	—	—	(3,090)	—	—	(3,090)
Exercise of employee stock options	143,772	(50,000)	144	2,507	(99)	798	—	3,350
Stock option tax benefits	—	—	—	1,157	—	—	—	1,157
Share-based compensation expense	—	—	—	2,174	—	—	—	2,174
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	(188)	(188)

Balance at August 31, 2007	17,744,458	5,998,448	17,744	11,734	204,750	(95,749)	2,549	141,028

Adoption of FIN 48	—	—	—	—	(756)	—	—	(756)

Balance at September 1, 2007	17,744,458	5,998,448	17,744	11,734	203,994	(95,749)	2,549	140,272
Comprehensive income:
Net earnings	—	—	—	—	39,405	—	—	39,405
Other comprehensive income	—	—	—	—	—	—	2,544	2,544

Total comprehensive income								41,949
Cash dividends ($0.285) per share	—	—	—	—	(3,419)	—	—	(3,419)
Exercise of employee stock options	310,834	(155,000)	311	4,048	(304)	2,474	—	6,529
Stock option tax benefits	—	—	—	7,263	—	—	—	7,263
Share-based compensation expense	—	—	—	3,307	—	—	—	3,307

Balance at August 31, 2008	18,055,292	5,843,448	$18,055	$26,352	$239,676	$(93,275)	$5,093	$195,901

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
($ in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$39,405	$15,620	$11,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization.	9,253	7,160	4,081
Amortization of marketable securities premiums (discounts), net	(15)	39	204
Gain on sale of property, plant and equipment	(9)	(67)	(114)
Provision for uncollectible accounts receivable	75	60	95
Deferred income taxes	(886)	(2,630)	(3,689)
Stock-based compensation expense	3,516	2,174	1,739
Other, net	12	(78)	(69)
Changes in assets and liabilities:
Receivables, net	(37,267)	(3,497)	(5,183)
Inventories, net	(7,959)	(10,925)	(2,030)
Other current assets	113	(2,606)	(332)
Accounts payable	12,038	4,335	(310)
Other current liabilities	10,748	1,604	5,903
Current taxes payable	3,357	(349)	1,898
Other noncurrent assets and liabilities	(1,868)	(716)	503

Net cash provided by operating activities	30,513	10,124	14,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,093)	(14,647)	(3,592)
Proceeds from sale of property, plant and equipment	93	165	267
Acquisition of business, net of cash acquired	(21,028)	(16,705)	(34,428)
Proceeds from sale of an equity investment	—	—	354
Proceeds from settlement of net investment hedge	1,124	—	—
Purchases of marketable securities available-for-sale	(13,860)	(90,700)	—
Proceeds from maturities of marketable securities available-for-sale	41,490	79,150	13,169

Net cash used in investing activities	(6,274)	(42,737)	(24,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	6,530	3,350	485
Proceeds from issuance of long-term debt	15,000	13,196	30,000
Principal payments on long-term debt	(21,171)	(5,229)	—
Net borrowings under revolving line of credit	1,032	—	—
Excess tax benefits from stock-based compensation	7,263	1,266	—
Dividends paid	(3,419)	(3,090)	(2,825)

Net cash provided by financing activities	5,235	9,493	27,660

Effect of exchange rate changes on cash	264	798	(46)

Net increase (decrease) in cash and cash equivalents	29,738	(22,322)	17,780
Cash and cash equivalents, beginning of period	21,022	43,344	25,564

Cash and cash equivalents, end of period	$50,760	$21,022	$43,344

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$12,262	$9,082	$3,803
Interest paid	$3,066	$2,397	$228
The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Corporation (the “Company” or “Lindsay”) manufactures automated agricultural irrigation systems and sells these products in both U.S. and international markets. Through the acquisition of Watertronics in January of 2008, the Company has enhanced its position in water pumping station controls with further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. The Company’s corporate office is located in Omaha, Nebraska, USA. The Company’s domestic irrigation sales and production facilities are located in Lindsay, Nebraska, USA, and Hartland, Wisconsin, USA. The Company’s international irrigation sales and production facilities are located in France, Brazil, South Africa and China. The Company also owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region. The Company’s primary infrastructure locations include Rio Vista, California and Milan, Italy. These locations manufacture and market movable and specialty barriers, crash cushions and road marking and safety equipment for use on roadways.
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
(3) Stock Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options from new stock issuances, except for certain non-plan option shares granted in March 2000 that are issued from Treasury Stock upon exercise.
(4) Revenue Recognition
Revenues from the sale of the Company’s irrigation products to its domestic independent dealers utilizing the Company’s transportation subsidiary, LTI, are recognized upon delivery of the product to the dealer. A smaller portion of the Company’s domestic irrigation products are shipped by a common carrier unaffiliated with the Company, in which the dealer organizes delivery. In these specific situations, revenue is recognized when the products ship from the Lindsay Nebraska factory. Revenues from the sale of the Company’s irrigation products to international locations and sales by its international locations are recognized based on the delivery terms in the sales contract. The Company has no post delivery obligations to its independent dealers other than standard warranties. Revenues from the sale of infrastructure products are recognized when the product is delivered to the customer. The Company also leases certain infrastructure products to customers. Revenues for the lease of infrastructure products are recognized ratably over the lease term. Revenues and gross profits on intercompany sales are eliminated in consolidation.
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
(5) Receivables and Allowances
Trade receivables are reported on the balance sheet net of any doubtful accounts. Allowances for doubtful accounts are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions and credit risk quality.
(6) Warranty Costs
Provision for the estimated warranty costs is made in the period in which such costs become probable. This provision is periodically adjusted to reflect actual experience.
     Warranty costs were $3.5 million, $1.2 million, and $1.8 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.
(7) Cash Equivalents, Marketable Securities, and Long-term Marketable Securities
Cash equivalents are included at cost, which approximates market. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities when maturities are in excess of one year. Marketable securities at August 31, 2007 consisted primarily of investment-grade municipal bonds.
     At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. At August 31, 2008, the Company held no investment securities. At August 31, 2007, the Company’s investment securities were classified as available-for-sale and carried at fair value. Unrealized appreciation or depreciation in the fair value of available-for-sale securities is reported in accumulated other comprehensive income, net of related income tax effects. The Company monitors its investment portfolio for any decline in fair value that is other-than-temporary and records any such impairment as an impairment loss. No impairment losses for other-than-temporary declines in fair value have been recorded in fiscal years 2008, 2007, or 2006. In the opinion of management, the Company is not subject to material market risks with respect to its portfolio of investment securities because of the investment grade quality of the securities and the maturities of these securities are relatively short, making their value less susceptible to interest rate fluctuations.
(8) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, BSI, Watertronics, and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Snoline, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
(9) Property, Plant and Equipment
Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased BTM — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements — shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2008, 2007 and 2006 no impairment losses were recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

(10) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2008. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2008, 2007, and 2006. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and improved operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives and are tested for impairment upon the occurrence of events that would indicate the assets may be impaired. No impairment losses were recorded in fiscal years 2008, 2007, and 2006.
(11) Income Taxes
Income taxes are accounted for in accordance with the provisions of SFAS 109, Accounting for Income Taxes, (“SFAS 109”) which utilizes the asset and liability method for accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. These expected future tax consequences are measured based on currently enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.
     In September 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) which requires that the Company recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.
(12) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units.
     Statement of Financial Accounting Standards No. 128, Earnings per Share, (“SFAS No. 128”), requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in-capital when exercised are assumed to be used to repurchase shares.
     For the year ended August 31, 2008 and 2007, all stock options and restricted stock units had a dilutive effect; no stock options or restricted stock units were excluded from diluted net earnings per share. For the year ended August 31, 2006, there were 155,762 shares of stock options and restricted stock units excluded from the calculation of diluted net earnings per share, respectively. The weighted average price of the excluded shares for the years ended August 31, 2006 was $26.27, with expiration dates ranging from September 2007 — August 2015.
The reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	For the years ended August 31,
in thousands	2008	2007	2006
Weighted average shares outstanding — basic	11,936	11,633	11,529
Dilutive effect of stock options	338	295	181
Dilutive effect of restricted stock units	50	36	2

Weighted average shares outstanding — diluted	12,324	11,964	11,712

(13) Use of Estimates
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
(14) Derivatives Instruments and Hedging Activities
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
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedging instrument are recorded in accumulated other comprehensive income, net of related income tax effects, to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings. Changes in fair value of a derivative that is designated and qualifies as a hedge of a net investment in foreign operations are recorded as part of the cumulative translation adjustment included in accumulated other comprehensive income, net of related income tax effects.
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.
(15) Treasury Stock
When the Company repurchases its outstanding stock, it records the repurchased shares at cost as a reduction to shareholders’ equity. The weighted average cost method is then utilized for share re-issuances. The difference between the cost and the re-issuance price is charged or credited to a “capital in excess of stated value — treasury stock” account to the extent that there is a sufficient balance to absorb the charge. If the treasury stock is sold for an amount less than its cost and there is not a sufficient balance in the capital in excess of stated value — treasury stock account, the excess is charged to retained earnings.
(16) Contingencies
The Company’s accounting for contingencies covers a variety of business activities including contingencies for legal exposures and environmental exposures. The Company accrues these contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates resulting in an impact, positive or negative, on earnings.
(17) Recently Issued Accounting Pronouncements
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
     On September 7, 2006, the EITF reached consensus on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-4”) and on March 15, 2007, the EITF reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF 06-10”). The scope of these two Issues relates to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements and for collateral assignment split-dollar life insurance arrangements, respectively. EITF 06-4 and EITF 06-10 are both effective for the Company beginning in the first quarter of fiscal year 2009. The Company does not expect either to have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. Management is currently assessing the effect of this pronouncement on any future acquisitions by the Company.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161”), which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in the second quarter of its fiscal year 2009. This pronouncement will result in enhanced disclosures in the Company’s future reports, but is not expected to have an impact on the Company’s consolidated financial statements.
     In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“GAAP”). SFAS No. 162 will be effective November 15, 2008. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
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
B. ACQUISITIONS
Watertronics, Inc.
On January 24, 2008, the Company completed the acquisition of all outstanding shares of stock of Watertronics, Inc., (“Watertronics”) based in Hartland, Wisconsin. Watertronics is a leader in designing, manufacturing, and servicing water pumping stations and controls for the golf, landscape and municipal markets. The addition of Watertronics enhances the Company’s capabilities in providing innovative, turn-key solutions to customers through the integration of their proprietary pump station controls with irrigation control systems. Total consideration paid to the selling shareholders was $17.9 million. The purchase price was financed with cash on hand as well as borrowings under a $30 million Revolving Credit Agreement with Wells Fargo Bank, N.A., described in Note M, Credit Arrangements.
Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc.
On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. (“TMA”) through a wholly owned subsidiary of Barrier Systems, Inc. (“BSI”). The assets acquired primarily relate to patents that will enhance the Company’s highway safety product offering globally. Total consideration was $3.5 million, which was financed with cash on hand.
     The total purchase price for Watertronics and TMA has been allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company’s allocation of purchase price for these acquisitions consisted of current assets of $4.6 million, fixed assets of $5.3 million, patents of $4.0 million, other intangible assets of $3.4 million, goodwill of $6.9 million, current liabilities of $2.5 million, long-term deferred tax liabilities of $0.3 million and other liabilities of $0.1 million. Goodwill recorded in connection with these acquisitions is deductible for income tax purposes. Proforma data is not presented for either of these acquisitions, as they were not considered material.
Snoline, S.P.A.
On December 27, 2006, the Company acquired all of the outstanding shares of both Flagship Holding Ltd. (“Flagship”) and Snoline, S.P.A. (“Snoline”), a subsidiary of Flagship. As a result, Snoline, a leading European designer and manufacturer of highway marking and safety equipment based in Milan, Italy, became an indirect subsidiary of Lindsay.
     Total cash consideration paid to the selling stockholders was 12.5 million Euros (approximately $16.5 million at time of purchase). The purchase price was financed with approximately $3.3 million of cash on hand and borrowing under a new $13.2 million Term Note and Credit Agreement entered into by Lindsay Italia S.R.L. with Wells Fargo Bank, N.A., described in Note M, Credit Arrangements. The total purchase price has been allocated (pending settlement of escrow) to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The resulting goodwill and other intangible assets have been accounted for under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company’s allocation of purchase price for this acquisition consisted of current assets of $7.5 million, fixed assets of $7.4 million, patents of $5.1 million, other intangible assets of $1.7 million, goodwill of $5.4 million, other non-current assets of $0.9 million, current liabilities of $6.3 million, long-term deferred tax liabilities of $4.4 million and other liabilities of $0.6 million. Goodwill recorded in connection with this acquisition is not deductible for income tax purposes.
C. COMPREHENSIVE INCOME
Comprehensive income (loss) was as follows:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Net Income	$39,405	$15,620	$11,700
Other comprehensive income (loss):
Unrealized net gain on available for sale securities	14	78	44
Defined Benefit Pension Plan	(72)	—	—
Minimum pension liability	—	(112)	149
Unrealized loss on cash flow hedges	(1,065)	(215)	(348)
Foreign currency translation, net of hedging activities	3,667	1,354	612

Total other comprehensive income, net of tax expense (benefit) of $11, ($196) and ($123)	2,544	1,105	457

Total accumulated other comprehensive income	$41,949	$16,725	$12,157

Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	For the years ended
	August 31,
$ in thousands	2008	2007
Accumulated other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax of $0 and $11	$—	$(14)
Defined Benefit Pension Plan, net of tax of $1,011 and $964	(1,657)	(1,585)
Unrealized loss on cash flow hedges, net of tax of $813 and $387	(1,628)	(563)
Foreign currency translation, net of hedging activities, net of tax of $473 and $0	8,378	4,711

Total accumulated other comprehensive income	$5,093	$2,549

D. OTHER INCOME, NET

	For the years ended August 31,
$ in thousands	2008	2007	2006
Other income, net:
Cash surrender value of life insurance	$87	$75	$78
Foreign currency transaction gain, net	603	144	18
Foreign government grant	22	152	142
All other, net	(540)	240	265

Total other income, net	$172	$611	$503

E. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2008	2007	2006
United States	$56,550	$24,479	$18,509
Foreign	4,561	(346)	(1,100)

	$61,111	$24,133	$17,409

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Current:
Federal	$19,505	$10,152	$8,149
State	1,379	704	1,200
Foreign	1,708	287	68

Total current	22,592	11,143	9,417

Deferred:
Federal	(295)	(2,099)	(2,868)
State	(217)	(145)	(241)
Foreign	(374)	(386)	(599)

Total deferred	(886)	(2,630)	(3,708)

Total income tax provision	$21,706	$8,513	$5,709

The Company determined that it erroneously recognized income tax expense of $0.5 million in the fourth quarter of fiscal 2007 relating to the exercise of stock options by an executive officer of the Company. The Company incorrectly increased income tax expense by this amount to reflect the effect of non-deductible officer compensation under Section 162(m) of the Internal Revenue Code related to these stock options. However, because these options were initially accounted for under APB No. 25, there should not have been an increase to income tax expense in the financial statements. The Company has concluded that the impact of this error was not material to its previously issued financial statements. As a result, the Company corrected the error in the third quarter of fiscal 2008. The correction resulted in a reduction in income tax expense of $0.5 million for the year ended August 31, 2008, which added $0.04 to earnings per diluted share.
Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2008		2007		2006
$ in thousands	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$21,389	35.0	$8,447	35.0	$6,093	35.0
State and local taxes, net of federal tax benefit	795	1.3	331	1.4	409	2.4
Federal & state reserve adjustment	—	—	—	—	(404)	(2.3)
Foreign tax rate differences	(123)	(0.2)	11	0.1	(33)	(0.2)
Domestic production activities deduction	(438)	(0.7)	(255)	(1.1)	(258)	(1.5)
Municipal bond interest income	(119)	(0.2)	(350)	(1.5)	(219)	(1.3)
Qualified export activity income	—	—	(23)	(0.1)	(112)	(0.6)
R&D, Phone, and Fuel tax credits	(265)	(0.4)	(250)	(1.0)	(17)	(0.1)
Non-deductible officer’s compensation	(463)	(0.8)	463	1.9	—	—
Other	930	1.5	139	0.6	250	1.4

Effective rate	$21,706	35.5	$8,513	35.3	$5,709	32.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2008	2007
Deferred tax assets:
Deferred rental revenue	$1,801	$2,388
Employee benefits liability	1,277	2,130
Net operating loss carryforwards	—	572
Defined benefit pension plan	1,030	982
Share-based compensation	2,684	1,440
Inventory	451	322
Warranty	851	577
Vacation	773	643
Accrued expenses and allowances	2,725	2,261

Total deferred tax assets	$11,592	$11,315

Deferred tax liabilities:
Intangible assets	(10,263)	(9,301)
Property, plant and equipment	(4,151)	(4,287)
Inventory	(110)	(164)
Other	(755)	(783)

Total deferred tax liabilities	(15,279)	(14,535)

Net deferred tax liabilities	$(3,687)	$(3,220)

The Company’s foreign net operating loss carryforwards were fully utilized during the 2008 fiscal year.
     In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2008 and 2007 has not been established.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted FIN 48 on September 1, 2007. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. At adoption on September 1, 2007, the Company had $1.5 million of unrecognized tax benefits. Upon adoption of FIN 48, the Company recorded the cumulative effect of a change in accounting principle by recognizing a net increase in the liability for unrecognized tax benefits of $1.1 million, of which $0.7 million relates to the Company’s international subsidiaries. This increase in the liability was offset by a reduction in beginning retained earnings of $0.8 million, an increase in goodwill of $0.1 million and an increase to other long-term assets of $0.2 million. The remaining $0.4 million had been previously accrued in current taxes payable under SFAS No. 5, Accounting for Contingencies.
     A reconciliation of changes in pre-tax unrecognized tax benefits from the date of adoption through the end of the current reporting period is as follows:

$ in thousands
Unrecognized Tax Benefits at adoption on September 1, 2007	$1,485
Increases for positions taken in current year	45
Increases for positions taken in prior years	148
Decreases for positions taken in current year	—
Decreases for positions taken in prior years	—
Settlements with taxing authorities	—
Lapse of statute of limitations	(122)
Other increases (decreases)	128

Unrecognized Tax Benefits at August 31, 2008	$1,684

     Included in the $1.7 million balance at August 31, 2008 and the $1.5 million balance at adoption were $1.6 million and $1.4 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the Company’s future effective tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.6 million and $0.5 million at August 31, 2008 and at adoption, respectively.
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
     The Company had previously taken advantage of the extraterritorial income exclusion (“EIE”) in the calculation of its federal income tax liability. The Jobs Act repealed the EIE, the benefits of which were phased out over three years, with 60% of the prior benefit allowed in 2006 and 0% allowed in any calendar year after 2006. The Company reported an EIE of $0, $0.1 million and $0.3 million at fiscal years ended 2008, 2007 and 2006, respectively. The Jobs Act replaced the EIE with the new “manufacturing deduction” that allows a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The Company reported a $1.3 million, $0.7 million and $0.5 million manufacturing deduction for fiscal years 2008, 2007 and 2006, respectively.
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
F. MARKETABLE SECURITIES
The Company’s marketable securities at August 31, 2007 consisted of investment-grade municipal bonds. The Company had no marketable securities as of August 31, 2008.
     Amortized cost and fair value of investments in marketable securities classified as available-for-sale according to management’s intent as of August 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
$ in thousands	Cost	Gains	(Losses)	Value
As of August 31, 2007:
Due within one year	$27,616	$—	$(25)	$27,591
Due after one year through five years	—	—	—	—

	$27,616	$—	$(25)	$27,591

Proceeds and gains and losses from the maturities or sales of available-for-sale securities are as follows:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Proceeds from maturities	$41,490	$79,150	$13,169
Gross realized gains	—	—	—
Gross realized (losses)	—	—	—
Marketable securities classified as available-for-sale in a continuous loss position for less than 12 months and greater than 12 months as of August 31, 2007 are as follows:

	August 31, 2007
	Less	Greater
	than 12	than 12
$ in thousands	months	months
Total amount of unrealized losses	$—	$(25)
Total fair value of investments with unrealized losses	$—	$5,761

G. RECEIVABLES

	August 31,
$ in thousands	2008	2007
Receivables:
Trade accounts and current portion of notes receivable	$89,867	$47,914
Allowance for doubtful accounts	(1,457)	(946)

Net receivables	$88,410	$46,968

H. INVENTORIES

	August 31,
$ in thousands	2008	2007
Inventory:
FIFO inventory	$24,867	$19,482
LIFO reserves	(8,203)	(6,235)

LIFO inventory	16,664	13,247

Weighted average inventory	20,568	12,810
Other FIFO inventory	17,586	15,753
Obsolescence reserve	(1,409)	(711)

Total inventories	$53,409	$41,099

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August 31,
	2008	2007
Raw materials	9%	15%
Work in process	8%	12%
Finished goods and purchased parts	83%	73%

I. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2008	2007
Operating property, plant and equipment:
Land	$2,269	$1,496
Buildings	23,893	19,617
Equipment	58,382	51,862
Other	6,661	7,961

Total operating property, plant and equipment	91,205	80,936
Accumulated depreciation	(51,144)	(47,743)

Total operating property, plant and equipment, net	$40,061	$33,193

Leased property:
Machines	3,597	2,405
Barriers	16,210	9,590

Total leased property	$19,807	$11,995
Accumulated depreciation	(2,297)	(896)

Total leased property, net	$17,510	$11,099

Property, plant and equipment, net	$57,571	$44,292

Depreciation expense was $6.4 million, $4.8 million and $3.4 million for the years ended August 31, 2008, 2007, and 2006, respectively.
J. OTHER NONCURRENT ASSETS

	August 31,
$ in thousands	2008	2007
Other noncurrent assets:
Cash surrender value of life insurance policies	$2,215	$2,128
Deferred income taxes	4	532
Notes receivable	1,937	1,779
Split dollar life insurance	927	924
Other	364	97

Total noncurrent assets	$5,447	$5,460

     K. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill by reportable segment for the year ended August 31, 2008 and 2007 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of September 1, 2006	$1,423	$9,706	$11,129
Acquisition of Snoline	—	5,429	5,429
Foreign currency translation	72	215	287

Balance as of August 31, 2007	1,495	15,350	16,845
Acquisition of W atertronics	5,439	—	5,439
Acquisition of TMA	—	1,460	1,460
Income tax adjustments	—	112	112
Foreign currency translation	143	431	574

Balance as of August 31, 2008	$7,077	$17,353	$24,430

Other Intangible Assets
The components of the Company’s identifiable intangible assets at August 31, 2008 and 2007 are included in the table below. The increase in the balances from 2008 to 2007 is primarily due to the acquisition of Watertronics and TMA.

	August 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
$ in thousands	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Non-compete agreements	$2,252	$(1,706)	$2,056	$(1,106)
Licenses	699	(639)	699	(449)
Patents	23,492	(3,070)	19,075	(1,426)
Customer relationships	5,246	(946)	3,362	(442)
Plans and specifications	75	(26)	75	(22)
Other	58	(52)	106	(20)
Unamortizable Intangible Assets:
Tradenames	5,425	—	3,922	—

Total	$37,247	$(6,439)	$29,295	$(3,465)

Amortization expense for amortizable intangible assets was $3.0 million, $2.4 million and $0.6 million for 2008, 2007, and 2006, respectively. Other intangible assets are being amortized using the straight-line method over an average term of approximately 14.1 years.
Future estimated amortization of intangible assets is as follows:

Fiscal Years	$ in thousands
2009	$2,841
2010	2,394
2011	2,360
2012	2,345
2013	2,252
L. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2008	2007
Other current liabilities:
Payroll, vacation and retirement plans	$12,598	$7,794
Taxes, other than income	2,189	1,579
Workers compensation and product liability	1,079	744
Deferred revenue	5,624	4,621
Dealer related liabilities	2,745	1,627
Warranty	2,011	1,644
Income tax liability	3,020	1,168
Euro line of credit	1,773	741
International freight accrual	1,854	648
Other	10,565	5,428

Total other current liabilities	$43,458	$25,994

M. CREDIT ARRANGEMENTS
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.4 million as of August 31, 2008, for working capital purposes. As of August 31, 2008 and 2007 there was $1.8 million and $0.7 million outstanding on this line, respectively, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the line of credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro OverNight Index Average plus 150 basis points, (5.8% at August 31, 2008). Unpaid principal and interest is due by October 31, 2008, which is the termination date of the Euro Line of Credit. The Company plans to renew the Euro Line of Credit.
BSI Term Note
The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the interest rate at 6.05 percent through an interest rate swap as described in Note N, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006. The BSI term note is due in June of 2013.
Snoline Term Note
The Company entered into an unsecured $13.2 million Term Note and Credit Agreement, effective December 27, 2006 with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline, described in Note B, Acquisitions. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7 percent as described in Note N, Financial Derivatives.
Revolving Credit Agreement
The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. The Company borrowed an initial amount of $15.0 million under the Revolving Credit Agreement to partially fund the acquisition of Watertronics during the second quarter of fiscal 2008 as described in Note B, Acquisitions. The Company subsequently repaid the $15.0 million in the third quarter of fiscal 2008, leaving no outstanding balance and an unused borrowing capacity of $30.0 million under the Revolving Credit Agreement as of August 31, 2008.
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
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2008, the Company was in compliance with these financial covenants.

Long-term debt consists of the following:

	August 31,
$ in thousands	2008	2007
BSI Term Note	$21,429	$25,714
Snoline Term Note	10,367	12,253
Revolving Credit Agreement	—	—
Less current portion	(6,171)	(6,171)

Total long-term debt	$25,625	$31,796

Interest expense was $3.0 million, $2.4 million and $0.7 million for the years ended August 31, 2008, 2007 and 2006, respectively.
Principal payments due on the term notes are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	6,171
Thereafter	941

$31,796

N. FINANCIAL DERIVATIVES
The Company uses certain financial derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. As of August 31, 2008, the Company held two derivative instruments accounted for as cash flow hedges and one accounted for as a hedge of net investment in foreign operations. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”), as amended, which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The Company’s current derivative instruments qualify for hedge accounting under SFAS No. 133 and, accordingly, changes in the fair value for the effective portion are reported in accumulated other comprehensive income, net of related income tax effects.
     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05 percent per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in accumulated other comprehensive income, net of related income tax effects. The fair value of the swap agreement at August 31, 2008 and 2007 was a liability of $1.4 million and $0.6 million, respectively. For the years ended August 31, 2008, 2007 and 2006, the Company reclassified losses of $0.5 million, $0.1 million and less than $0.1 million, respectively, from accumulated other comprehensive income as a reduction to net earnings under the interest rate swap agreement. These losses represent the quarterly interest settlements required under the interest rate swap agreement. For the years ended August 31, 2008 and 2007, less than $0.1 million was recorded in the consolidated statement of operations related to ineffectiveness of this interest rate swap. There was no ineffectiveness recorded for the year ended August 31, 2006.
      Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and receive payments of $0.5 million per quarter. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7 percent. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest payments on an amount equal to the outstanding balance of the Snoline Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks are reported in accumulated other comprehensive income, net of related income tax effects. The fair value of the swap agreement at August 31, 2008 and 2007 was a liability of $1.1 million and $0.3 million, respectively. For the years ended August 31, 2008 and 2007, the Company reclassified a loss of $0.3 million and a gain of $0.1 million, respectively, from accumulated other comprehensive income as a reduction and increase, respectively, to net earnings under the cross currency swap agreement. These losses and gains represent the quarterly principal and interest settlements required under the cross currency swap agreement. For the years ended August 31, 2008 and 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.
     During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At August 31, 2008, the Company had one outstanding Euro foreign currency forward contract to sell 15.5 million Euro on November 28, 2008 at a fixed price of $1.4658 USD per Euro. The forward spot rate at August 31, 2008 was $1.4578 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income, net of related income tax effects. At August 31, 2008, the fair value of the outstanding foreign currency contract was a derivative asset of $0.1 million with a corresponding unrealized gain in currency translation adjustment in accumulated other comprehensive income, net of related income tax effects of less than $0.1 million. At August 31, 2008, accumulated currency translation adjustment in accumulated other comprehensive income reflected gains of $0.7 million, net of related income tax effects of $0.4 million related to settled foreign currency forward contracts. For the year ended August 31, 2008, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts.
O. COMMITMENTS AND CONTINGENCIES
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $0.3 million and $0.7 million at August 31, 2008 and 2007, respectively. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is at least reasonably possible that the cost of completing the remediation actions will be revised in the near term.
     In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
     The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2008, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2009	$1,332
2010	1,041
2011	613
2012	256
2013	160
Thereafter	561

$3,963

Lease expense was $2.2 million, $1.6 million and $1.1 million for the years ended August 31, 2008, 2007, and 2006, respectively.
P. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.5 million for each of the years ended August 31, 2008, 2007, and 2006, respectively.
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
     As of August 31, 2008 and 2007, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheet as required under the adoption of SFAS No. 158. The Company adopted SFAS No. 158 as of August 31, 2007. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$5,739	$5,512	$5,478
Service cost	41	32	19
Interest cost	334	308	267
Actuarial loss	283	200	61
Benefits paid	(368)	(313)	(313)

Benefit obligation at end of year	$6,029	$5,739	$5,512

Funded status at end of year	$(6,029)	$(5,739)	$(5,512)
Unrecognized net actuarial loss	—	—	2,500

Net accrued pension cost	$(6,029)	$(5,739)	$(3,012)

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2008	2007
Other current liabilities	$(356)	$(355)
Pension benefit liability	(5,673)	(5,384)
Accumulated other comprehensive loss	2,668	2,549

Net amount recognized	$(3,361)	$(3,190)

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2008	2007
Net actuarial loss	$2,572	$2,384
Transition obligation	96	165

Total	$2,668	$2,549

The assumptions used for the determination of the liability as of years ended:

	August 31,
	2008	2007
Discount rate	6.00%	6.00%
Assumed rates of compensation increases	3.50%	3.50%
Rate of return on underlying 401(k) investments	7.50%	7.50%
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.
The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Service cost	$41	$32	$19
Interest cost	334	308	267
Net amortization and deferral	162	160	158

Total	$537	$500	$444

The estimated actuarial loss and transition obligation for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2009 will be $106,000 and $69,000, respectively.
The assumptions used for the determination of the net periodic benefit cost are:

	For the years ended August 31,
	2008	2007	2006
Discount rate	6.00%	5.75%	5.00%
Assumed rates of compensation	3.50%	3.50%	3.50%

The following net benefits payments, which reflect future service, as appropriate, are expected to be paid:

Fiscal Years	$ in thousands
2009	$437
2010	500
2011	494
2012	487
2013	480
Thereafter	2,233

Future expected benefit payments through 2018	$4,631

Q. WARRANTIES
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
The following tables provide the changes in the Company’s product warranties:

	For the years ended
	August 31,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$1,644	$1,996
Liabilities accrued for warranties during the period	3,745	1,194
Warranty claims paid during the period	(3,378)	(1,546)

Product warranty accrual balance, end of period	$2,011	$1,644

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
     The Company has no single major customer representing 10% or more of its total revenues during fiscal 2008, 2007, or 2006.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in millions	2008	2007	2006
Operating revenues:
Irrigation	$374.9	$216.5	$193.7
Infrastructure	100.2	65.4	32.3

Total operating revenues	$475.1	$281.9	$226.0

Operating income:
Irrigation	$75.5	$33.4	$25.5
Infrastructure	16.7	14.2	7.1

Segment operating income	92.2	47.6	32.6
Unallocated general and administrative expenses	(30.0)	(23.9)	(17.1)
Interest and other income (expense), net	(1.1)	0.3	1.9

Earnings before income taxes	$61.1	$24.1	$17.4

Total Capital Expenditures:
Irrigation	$4.4	$4.3	$3.3
Infrastructure	9.7	10.3	0.3

	$14.1	$14.6	$3.6

Total Depreciation and Amortization:
Irrigation	$3.8	$3.6	$3.4
Infrastructure	5.4	3.6	0.7

	$9.2	$7.2	$4.1

Total Assets:
Irrigation	$201.5	$143.9	$134.4
Infrastructure	125.3	98.3	57.8

	$326.8	$242.2	$192.2

Summarized financial information concerning the Company’s geographical areas is shown in the following tables:

$ in millions	2008	2007	2006
Geographic area revenues:
United States	$309.2	$192.5	$167.5
Europe, Africa, Australia & Middle East	104.2	57.4	33.5
Mexico & Latin America	42.2	19.4	21.1
Other International	19.5	12.6	3.9

Total revenues	$475.1	$281.9	$226.0

Geographic area long-lived assets:
United States	$87.2	$64.7	$56.3
Europe, Africa, Australia & Middle East	24.3	21.1	1.6
Mexico & Latin America	1.3	1.2	1.2
Other International	—	—	—

Total long-lived assets	$112.8	$87.0	$59.1

S. SHARE BASED COMPENSATION
Share Based Compensation Program
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2008, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006

Plan was approved by the stockholders of the Company, and became effective on February 6, 2006, and replaced the Company’s 2001 Long Term Incentive Plan. The Company currently has outstanding options under its 2001 Long-Term Incentive Plan.
     The 2006 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2006 Plan is 750,000 shares. Stock awards other than stock options will be counted against the 2006 Plan in a 2 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2006 Plan. The 2006 Plan also limits the total awards that may be made to any individual. Any options granted under the 2006 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period. The performance stock units granted to employees under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved.
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
     Share-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the fiscal years ended August 31, 2008, 2007 and 2006, included compensation expense for share-based compensation awards granted prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
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

Share Based Compensation Information
The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2008, 2007 and 2006.

			Average
			Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(years)	(’000s)
Outstanding at August 31, 2006	1,163,919	$19.78	5.5	$10,174
Granted	—	—
Exercised	(180,462)	$20.20		$3,300
Forfeitures	(16,250)	$23.20
Outstanding at August 31, 2007	967,207	$19.64	4.6	$20,202
Granted	—	—
Exercised	(460,269)	$18.56		$32,590
Forfeitures	(604)	$24.30
Outstanding at August 31, 2008	506,334	$20.62	4.5	$31,034

Exercisable at August 31, 2006	775,923	$18.64	4.6	$7,662
Exercisable at August 31, 2007	715,019	$19.00	4.0	$15,397
Exercisable at August 31, 2008	349,706	$20.72	4.3	$21,400
There were 94,965, 121,660 and 81,980 outstanding stock options that vested during the fiscal years ended August 31, 2008, 2007 and 2006, respectively. The intrinsic value of options exercised for the fiscal years ended August 31, 2008, 2007 and 2006 was $32.6 million, $3.3 million and $0.3 million, respectively.
The following table summarizes information about restricted stock units as of and for the years ended August 31, 2008, 2007 and 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock units at August 31, 2006	57,726	$22.75
Granted	62,472	32.00
Vested	(24,526)	21.21
Forfeited	(5,559)	27.47

Restricted stock units at August 31, 2007	90,113	$27.53

Granted	44,271	51.21
Vested	(39,167)	27.37
Forfeited	(6,671)	35.92

Restricted stock units at August 31, 2008	88,546	$39.64

The vesting date fair value of restricted stock units that vested during fiscal year 2008 and 2007 was $1.8 million and $0.8 million, respectively.

     The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Performance stock units at September 1, 2006	—	$—
Granted	20,361	33.49
Vested	—	—
Forfeited	(1,089)	33.49

Performance stock units at August 31, 2007	19,272	$33.49

Granted	53,000	42.54
Vested	—	—
Forfeited	(1,892)	39.34

Performance stock units at August 31, 2008	70,380	$40.15

In connection with the performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Revisions to the estimated number of shares expected to be issued resulting from changes to projected performance results are included as a component of granted performance stock units in the year the estimate is revised.
     As of August 31, 2008, there was $4.7 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.2 years.
Valuation and Expense Information
The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2008, 2007 and 2006:

	For the years ended August 31,
$ in thousands	2008	2007	2006
Share-based compensation expense included in cost of operating revenues	$218	$142	$122

Research and development	225	147	104
Sales and marketing	747	446	348
General and administrative	2,326	1,439	1,165

Share-based compensation expense included in operating expenses	3,298	2,032	1,617

Total share-based compensation expense	3,516	2,174	1,739
Tax benefit	(1,333)	(824)	(659)

Share-based compensation expense, net of tax	$2,183	$1,350	$1,080

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
     The use of the Black-Scholes model requires the use of a number of assumptions including volatility, risk-free interest rate, and expected dividends. There were no stock options granted for the years ended August 31, 2008 and 2007 and 45,000 stock options granted in the year ended August 31, 2006. The weighted-average estimated value of employee stock options granted during the year ended August 31, 2006 was $10.26 per share, with the following weighted-average assumptions:

For the year
ended
August 31,
2006
Expected volatility	35.13%
Expected dividends	0.76%
Expected term (in years)	7.00
Risk-free interest rate	4.52%
T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2008
Operating revenues	$75,928	$108,418	$143,562	$147,179
Cost of operating revenues	56,632	78,380	106,460	109,783
Earnings before income taxes	6,507	15,516	20,308	18,780
Net earnings	4,366	9,680	14,107	11,252
Diluted net earnings per share	$0.36	$0.79	$1.15	$0.90
Market price (NYSE)
High	$54.43	$81.34	$131.14	$130.49
Low	$38.92	$52.66	$64.81	$73.21

Year ended August 31, 2007
Operating revenues	$51,532	$63,674	$93,147	$73,504
Cost of operating revenues	39,067	49,219	68,725	55,114
Earnings before income taxes	2,744	3,615	11,535	6,239
Net earnings	1,783	2,512	7,477	3,848
Diluted net earnings per share	$0.15	$0.21	$0.62	$0.32
Market price (NYSE)
High	$36.62	$37.77	$35.65	$50.65
Low	$28.01	$28.55	$29.55	$32.83
2008: The second-quarter includes the acquisition of Watertronics, Inc. on January 24, 2008. Net earnings for the second quarter also include $0.6 million (or $0.05 per diluted share) of income tax expense that was erroneously recognized. The errors recorded in the second quarter of 2008 and the fourth quarter of 2007 were corrected in the third quarter of 2008. Net earnings for the third quarter include a reduction of income tax expense of $1.1 million or ($0.09 per diluted share) related to the correction of previously recognized income tax expense. Refer to Note E to the Company’s consolidated financial statements for further discussion.
2007: The second-quarter includes the acquisition of Snoline, S.P.A. on December 27, 2006. Net earnings for the fourth quarter include $0.5 million (or $0.04 per diluted share) of income tax expense that was erroneously recognized. Refer to Note E to the Company’s consolidated financial statements for further discussion.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
NONE
ITEM 9A — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.
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
     The Company acquired Watertronics during the second quarter of fiscal 2008, and management excluded Watertronics from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. Watertronics’ internal control over financial reporting is associated with total assets of $21.9 million and total revenues of $11.7 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2008.
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.
     The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Lindsay Corporation:
We have audited Lindsay Corporation’s (the Company) internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
The Company acquired Watertronics, Inc. (Watertronics) during the second quarter of fiscal 2008, and management excluded Watertronics from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. Watertronics’ internal control over financial reporting is associated with total assets of $21.9 million and total revenues of $11.7 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Watertronics.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2008, and our report dated October 29, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Omaha, Nebraska
October 29, 2008
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B — Other Information
The graph below compares the yearly change in the cumulative total shareholder return on the Company’s common stock with the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lindsay Corporation, The S&P Smallcap 600 index
And The S&P Smallcap 600 Construction, Farm Machinery and Heavy Truck Index
*$100 invested on 8/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending August 31.

Copyright © 2008 S&P, a division of The Mcgraw-Hill Companies Inc. All rights reserved.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2008. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about Executive Officers is shown on pages 11 and 12 of this filing.
     Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the Proxy Statement.
     Code of Ethics — Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2008.
ITEM 11 — Executive Compensation
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement.
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2008:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	361,334	$23.27	463,635
Equity compensation plans not approved by security holders (2)	145,000	$14.00	—

Total	506,334	$20.62	463,635

(1)	Plans approved by shareholders include the Company’s 2001 and 2006 Long-Term Incentive Plans. While certain options and rights remain outstanding under the Company’s 2001 Long-Term Incentive Plan, no future equity compensation awards may be granted under this plan.

(2)	Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by shareholders.
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

a(2) Exhibit
Lindsay Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended August 31, 2008, 2007 and 2006

		Additions
	Balance at	Charges to	Charged to		Balance at
	beginning	costs and	other		end of
(in thousands)	of period	expenses	accounts	Deductions	period
Year ended August 31, 2008:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$112	$—	$—	$91	$21
Allowance for doubtful accounts (b)	946	75	510	74	1,457
Allowance for inventory obsolescence (c)	711	618	100	20	1,409
Year ended August 31, 2007:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$110	$2	$—	$—	$112
Allowance for doubtful accounts (b)	595	412	—	61	946
Allowance for inventory obsolescence (c)	636	97	—	22	711
Year ended August 31, 2006:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$190	$—	$—	$80	$110
Allowance for doubtful accounts (b)	702	(12)	—	95	595
Allowance for inventory obsolescence (c)	613	39	—	16	636

(a)	Represents estimated losses on financing guarantees.

(b)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(c)	Deductions consist of obsolete items sold or scrapped.

a(3) EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

10.2	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

10.3	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

10.4	Lindsay Corporation Management Incentive Plan (MIP), 2008 Plan Year, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2007.

10.5	Indemnification Agreement between the Company and its directors and officers, dated October 24, 2003, incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

10.6	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

10.7	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.

10.8	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.

10.9	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.

10.10	Employment Agreement, dated May 1, 2006, between the Company and Owen S. Denman incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

10.11	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

Exhibit
Number	Description
10.12	Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.13	Amended and Restated ISDA Confirmation dated May 8, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.14	ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.15	Schedule to the ISDA Master Agreement, Dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.16	Share Purchase Agreement incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.17	Term Note incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.18	Credit Agreement incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.19	First Bank Guarantee incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.20	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.21	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.22*	Lindsay Corporation Policy on Payment of Directors Fees and Expenses.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2008 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October, 2008.

LINDSAY CORPORATION

By: Name:	/s/ timothy j. paymal Timothy J. Paymal
Title:	Vice President and Chief Accounting Officer
(Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of October, 2008.

/s/ RICHARD W. PAROD Richard W. Parod	Director, President and Chief Executive Officer

/s/ TIMOTHY J. PAYMAL Timothy J. Paymal	Vice President and Chief Accounting Officer

/s/ LORI L. ZARKOWSKI Lori L. Zarkowski	Corporate Controller

/s/ Michael N. Christodolou (1) Michael N. Christodolou	Chairman of the Board of Directors

/s/ Howard G. Buffett (1) Howard G. Buffett	Director

/s/ W. Thomas JAGODINSKI (1) W. Thomas Jagodinski	Director

/s/ J.David McIntosh (1) J. David McIntosh	Director

/s/ Michael C. Nahl (1) Michael C. Nahl	Director

/s/ William f. welsh ii (1) William F. Welsh II	Director

(1) By:	/s/ Richard W. Parod Richard W. Parod, Attorney-In-Fact