Form 10-Q
period 2008-11-30
LINDSAY CORP
filed 2009-01-09
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 5, 2009, 12,282,554 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	November 30,
(in thousands, except per share amounts)	2008	2007
Operating revenues	$113,121	$75,928
Cost of operating revenues	84,472	56,632

Gross profit	28,649	19,296

Operating expenses:
Selling expense	6,763	5,130
General and administrative expense	8,349	6,144
Engineering and research expense	1,741	1,506

Total operating expenses	16,853	12,780

Operating income	11,796	6,516

Other income (expense):
Interest expense	(625)	(599)
Interest income	316	476
Other income (expense), net	(1,706)	114

Earnings before income taxes	9,781	6,507

Income tax provision	3,459	2,141

Net earnings	$6,322	$4,366

Basic net earnings per share	$0.52	$0.37

Diluted net earnings per share	$0.51	$0.36

Weighted average shares outstanding	12,250	11,766
Diluted effect of stock equivalents	235	462

Weighted average shares outstanding assuming dilution	12,485	12,228

Cash dividends per share	$0.075	$0.070

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	November 30,	November 30,	August 31,
($ in thousands, except par values)	2008	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$28,298	$17,324	$50,760
Marketable securities	—	8,207	—
Receivables, net of allowance, $1,241, $1,029 and $1,457, respectively	84,089	60,437	88,410
Inventories, net	72,488	54,964	53,409
Deferred income taxes	7,754	5,645	8,095
Other current assets	6,627	8,453	7,947

Total current assets	199,256	155,030	208,621

Property, plant and equipment, net	55,669	47,286	57,571
Other intangible assets, net	29,195	27,713	30,808
Goodwill, net	23,333	18,829	24,430
Other noncurrent assets	4,973	6,112	5,447

Total assets	$312,426	$254,970	$326,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,300	$24,664	$32,818
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	33,058	25,427	43,458

Total current liabilities	72,529	56,262	82,447

Pension benefits liabilities	5,606	5,426	5,673
Long-term debt	24,082	30,253	25,625
Deferred income taxes	12,197	10,036	11,786
Other noncurrent liabilities	4,281	5,503	5,445

Total liabilities	118,695	107,480	130,976

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,093,191, 17,795,683 and 18,055,292 shares issued at November 2008 and 2007 and August 2008, respectively)	18,093	17,796	18,055
Capital in excess of stated value	26,818	12,924	26,352
Retained earnings	245,019	207,422	239,676
Less treasury stock (at cost, 5,813,448, 5,998,448 and 5,843,448 shares at November 2008 and 2007 and August 2008, respectively)	(92,796)	(95,749)	(93,275)
Accumulated other comprehensive income (loss), net	(3,403)	5,097	5,093

Total shareholders’ equity	193,731	147,490	195,901

Total liabilities and shareholders’ equity	$312,426	$254,970	$326,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in thousands)	November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,322	$4,366
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,686	2,131
Provision for uncollectible accounts receivable	27	(68)
Deferred income taxes	338	281
Stock-based compensation expense	457	572
Other, net	67	(36)
Changes in assets and liabilities:
Receivables, net	1,507	(12,114)
Inventories, net	(22,684)	(11,612)
Other current assets	(44)	(983)
Accounts payable	2,128	4,424
Other current liabilities	(6,489)	161
Current taxes payable	(867)	604
Other noncurrent assets and liabilities	225	(2,873)

Net cash used in operating activities	(16,327)	(15,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,275)	(4,502)
Proceeds from sale of property, plant and equipment	6	5
Acquisition of business, net of cash acquired	—	(3,520)
Proceeds from settlement of net investment hedge	859	—
Purchases of marketable securities available-for-sale	—	(13,860)
Proceeds from maturities of marketable securities available-for-sale	—	33,265

Net cash (used in) provided by investing activities	(1,410)	11,388

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	116	307
Principal payments on long-term debt	(1,543)	(1,543)
Net payments on revolving line of credit	(1,630)	—
Excess tax benefits from stock-based compensation	328	373
Dividends paid	(920)	(826)

Net cash used in financing activities	(3,649)	(1,689)

Effect of exchange rate changes on cash	(1,076)	1,750

Net decrease in cash and cash equivalents	(22,462)	(3,698)
Cash and cash equivalents, beginning of period	50,760	21,022

Cash and cash equivalents, end of period	$28,298	$17,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by U.S. generally accepted accounting principles for financial statements contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2008.
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
Except as described below, no changes were made to the Company’s accounting policies disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.
Fair Value Measurements — As described in Note 9, Fair Value Measurements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of September 1, 2008 for the Company’s financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for certain nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At November 30, 2008, the performance conditions for the Company’s outstanding performance stock units had not been satisfied.
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
     For the three months ended November 30, 2008 and 2007, all stock options and restricted stock units had a dilutive effect; therefore, no options or restricted stock units were excluded from the diluted net earnings per share calculations.

(3) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain on available-for-sale securities, changes in the transition obligation and net actuarial losses from the defined benefit pension plan and the accumulated foreign currency translation adjustment, net of hedging activities. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three months ended
	November 30,
$ in thousands	2008		2007
Comprehensive income:
Net earnings		$6,322	$4,366
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax		—	9
Defined Benefit Pension Plan, net of tax		27	—
Unrealized gain (loss) on cash flow hedges, net of tax		530	(918)
Foreign currency translation, net of hedging activities		(9,053)	3,457

Total comprehensive income (loss) (1)	$	(2,174)	$6,914

(1)	Net of tax expense (benefit) of $437 and ($600) for the three months ended November 30, 2008 and 2007, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
     The Company’s effective tax rate of 35.4% for the three months ended November 30, 2008 was higher than the effective tax rate of 32.9% for the three months ended November 30, 2007. For the three months ended November 30, 2007, the Company received a deduction for tax-exempt interest income on the investment portfolio and currently only holds a minimal balance in these tax-free investments thus reducing the tax benefit received. In addition, an increase in the international non-deductible items increased the effective tax rate for the three months ended November 30, 2008. The Company’s effective tax rate of 35.4% for the three months ended November 30, 2008 was higher than the U.S. statutory tax rate primarily due to state and local taxes as well as international non-deductible items. These items were partially offset by the domestic production activities deduction and other tax credits.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2004. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002. During the three months ended November 30, 2008, there were no material changes to the liability for uncertain tax positions related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
     While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
(5) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, its wholly-owned subsidiaries, Barrier Systems, Inc. (“BSI”) and Watertronics, LLC and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	November 30,	November 30,	August 31,
$ in thousands	2008	2007	2008
Inventory:
FIFO inventory	$42,164	$27,374	$24,867
LIFO reserves	(9,581)	(6,139)	(8,203)

LIFO inventory	32,583	21,235	16,664

Weighted average inventory	19,845	18,777	20,568
Other FIFO inventory	21,304	15,801	17,586
Obsolescence reserve	(1,244)	(849)	(1,409)

Total inventories	$72,488	$54,964	$53,409

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	November 30,	November 30,	August 31,
	2008	2007	2008
Raw materials	13%	14%	9%
Work in process	8%	11%	8%
Finished goods and purchased parts	79%	75%	83%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	November 30,	November 30,	August 31,
$ in thousands	2008	2007	2008
Operating property, plant and equipment:
Land	$2,195	$1,539	$2,269
Buildings	23,140	20,250	23,893
Equipment	57,726	53,454	58,382
Other	7,202	7,720	6,661

Total operating property, plant and equipment	90,263	82,963	91,205
Accumulated depreciation	(51,079)	(49,319)	(51,144)

Total operating property, plant and equipment, net	$39,184	$33,644	$40,061

Leased property:
Machines	3,522	2,808	3,597
Barriers	15,694	12,063	16,210

Total leased property	$19,216	$14,871	$19,807
Accumulated depreciation	(2,731)	(1,229)	(2,297)

Total leased property, net	$16,485	$13,642	$17,510

Property, plant and equipment, net	$55,669	$47,286	$57,571

Depreciation expense was $1.9 million and $1.5 million for the three months ended November 30, 2008 and 2007, respectively.

(7) Credit Arrangements
Euro Line of Credit
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a commercial bank under which it could borrow up to 3.0 million Euros, which equates to approximately USD $3.8 million as of November 30, 2008, for working capital purposes (the “Euro Line of Credit”). As of November 30, 2008 and 2007, there was no outstanding balance on the Euro Line of Credit. As of August 31, 2008, there was $1.8 million outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro OverNight Index Average plus 150 basis points (all inclusive, 4.7% at November 30, 2008). Unpaid principal and interest is due by January 31, 2009, which is the termination date of the Euro Line of Credit.
BSI Term Note
     The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05% through an interest rate swap as described in Note 8, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due in June of 2013.
Snoline Term Note
     The Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline S.P.A. (“Snoline”). Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7% as described in Note 8, Financial Derivatives.
Revolving Credit Agreement
     The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. As of November 30, 2008, there was no outstanding balance on the Revolving Credit Agreement.
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
Long-term debt consists of the following:

	November 30,	November 30,	August 31,
$ in thousands	2008	2007	2008
BSI Term Note	$20,357	$24,643	$21,429
Snoline Term Note	9,896	11,781	10,367
Revolving Credit Agreement	—	—	—
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$24,082	$30,253	$25,625

Interest expense was $0.6 million for both the three months ended November 30, 2008 and 2007.

Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	5,098
Thereafter	471

$30,253

(8) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment, or remains undesignated. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income, net of tax related tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income, net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized currently in income.
     In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income, net of related income tax effects. The fair value of the swap agreement at November 30, 2008 and 2007 and August 31, 2008 was a liability of $1.8 million, $1.2 million and $1.4 million, respectively. For the three months ended November 30, 2008 and 2007, less than $0.1 million was recorded in the consolidated statements of operations related to ineffectiveness of this interest rate swap.
     Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A. fixing the conversion rate of Euro to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks are reported in accumulated other comprehensive income, net of related income tax effects. As of November 30, 2008 and 2007 and August 31, 2008, the fair value of the swap agreement was an asset of less than $0.1 million and a liability of $1.3 million and $1.1 million, respectively. For the three months ended November 30, 2008 and 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of this cross currency swap.
     During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of its fiscal 2009, the Company settled its only outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At November 30, 2008, accumulated currency translation adjustment in accumulated other comprehensive income reflected after-tax gains of $1.2 million, net of related income tax effects of $0.8 million related to settled foreign currency forward contracts. For the three months ended November 30, 2008, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. At November 30, 2008, the Company had no outstanding Euro foreign currency forward contracts.
     In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. As of November 30, 2008, the net fair value of such instruments was less than $0.1 million. There were no such outstanding instruments as of November 30, 2007 and August 31, 2008.
(9) Fair Value Measurements
SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company effective September 1, 2008 for its financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in our consolidated financial statements. The Financial Accounting Standards Board (the “FASB”) has provided for a one-year deferral of the implementation of this standard for certain nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
     SFAS No. 157 establishes the fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are described below.
•	Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date. Essentially, this represents inputs that are derived principally from or corroborated by observable market data.

•	Level 3 — Generally unobservable inputs, which are developed based on the best information available and may include the Company’s own internal data.
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2008:

$ in thousands	Level 1	Level 2	Level 3	Total
Derivative Assets	$97	$13	$—	$110
Derivative Liabilities	(60)	(1,828)	—	(1,888)
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.5 million and $0.3 million at November 30, 2008 and 2007 and August 31, 2008, respectively.

Although the Company has accrued all reasonably estimatable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that the cost of completing the remediation actions could be revised upon finalizing the plan with the EPA.
(11) Retirement Plan
The Company has a supplemental non-qualified, unfunded retirement plan for two current and four former employees. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment during the ten years immediately preceding the participant’s retirement or termination. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	Three months ended
	November 30,
$ in thousands	2008	2007
Net periodic benefit cost:
Service cost	$—	$10
Interest cost	87	84
Net amortization and deferral	44	40

Total net periodic benefit cost	$131	$134

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
The following tables provide the changes in the Company’s product warranties:

	Three months ended
	November 30,
$ in thousands	2008	2007
Warranties:
Product warranty accrual balance, beginning of period	$2,011	$1,644
Liabilities accrued for warranties during the period	1,076	216
Warranty claims paid during the period	(1,286)	(386)

Product warranty accrual balance, end of period	$1,801	$1,474

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

     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2008. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Certain segment reporting prescribed by SFAS No. 131 is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company had no single customer representing 10% or more of its total revenues during the three months ended November 30, 2008 or 2007.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended
	November 30,
$ in thousands	2008	2007
Operating revenues:
Irrigation	$85,964	$56,502
Infrastructure	27,157	19,426

Total operating revenues	$113,121	$75,928

Operating income:
Irrigation	$16,195	$9,091
Infrastructure	3,950	3,569

Segment operating income	20,145	12,660
Unallocated general and administrative expenses	(8,349)	(6,144)
Interest and other income, net	(2,015)	(9)

Earnings before income taxes	$9,781	$6,507

Total Capital Expenditures:
Irrigation	$1,826	$810
Infrastructure	449	3,692

	$2,275	$4,502

Total Depreciation and Amortization:
Irrigation	$1,144	$929
Infrastructure	1,542	1,202

	$2,686	$2,131

	November 30,	November 30,	August 31,
	2008	2007	2008
Total Assets:
Irrigation	$196,553	$151,076	$201,522
Infrastructure	115,873	103,894	125,355

	$312,426	$254,970	$326,877

(14) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (as revised in 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.5 million and $0.6 million for the three months ended November 30, 2008 and 2007, respectively.

ITEM 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2009 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2008. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Accounting Policies
In preparing the Company’s condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions, which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience. As discussed in Note 9 to the condensed consolidated financial statements, the Company adopted SFAS No. 157, Fair Value Measurements, effective September 1, 2008.
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2008.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the acquisition of Watertronics, Inc. (“Watertronics”) in January 2008, the Company entered the market for water pumping station controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including movable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the condensed consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa, and China, which provide it with important bases of operations in key international markets. Lindsay Europe

SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the southern African market. The Company also leases office space and a warehouse in China which are used in marketing irrigation equipment in China.
     Watertronics, located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the golf, landscape, agricultural and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
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

Results of Operations
For the Three Months ended November 30, 2008 compared to the Three Months ended November 30, 2007
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 31, 2008 and 2007. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,		Increase
$ in thousands	2008	2007	(Decrease)
Consolidated
Operating revenues	$113,121	$75,928	49.0%
Cost of operating revenues	$84,472	$56,632	49.2%
Gross profit	$28,649	$19,296	48.5%
Gross margin	25.3%	25.4%
Operating expenses (1)	$16,853	$12,780	31.9%
Operating income	$11,796	$6,516	81.0%
Operating margin	10.4%	8.6%
Interest expense	$(625)	$(599)	4.3%
Interest income	$316	$476	(33.6)%
Other income (expense), net	$(1,706)	$114	(1,596.5)%
Income tax provision	$3,459	$2,141	61.6%
Effective income tax rate	35.4%	32.9%
Net earnings	$6,322	$4,366	44.8%
Irrigation Equipment Segment
Segment operating revenues	$85,964	$56,502	52.1%
Segment operating income (2)	$16,195	$9,091	78.1%
Segment operating margin (2)	18.8%	16.1%
Infrastructure Products Segment
Segment operating revenues	$27,157	$19,426	39.8%
Segment operating income (2)	$3,950	$3,569	10.7%
Segment operating margin (2)	14.5%	18.4%

(1)	Includes $8,349 and $6,144 of unallocated general and administrative expenses for the three months ended November 30, 2008 and 2007, respectively.

(2)	Excludes unallocated general & administrative expenses.
Revenues
Operating revenues for the three months ended November 30, 2008 increased by $37.2 million or 49% over the same prior year period. Revenues for the first quarter of fiscal 2009 increased for both the irrigation and infrastructure segments.
     Domestic irrigation equipment revenues for the three months ended November 30, 2008 of $53.6 million increased $19.1 million or 55% as compared to the same prior year period. The increase in domestic irrigation revenues in the quarter was primarily the result of fulfilling the sizeable order backlog for irrigation equipment which had accumulated at the end of fiscal 2008. International irrigation equipment revenues for the three months ended November 30, 2008 of $32.3 million increased $10.4 million or 47% as compared to the same prior year period. Exports were up in all regions, driven by agricultural development, yield improvement initiatives and the high year-end backlog. Revenue from the Company’s business units in Brazil, South Africa and France were also significantly higher as compared to the prior year quarter. The pressure on increasing food production and demand for biofuels has increased investments in agricultural development, including expanding efficient irrigation globally. Overall, the irrigation segment had an order backlog of $71.7 million at August 31, 2008 compared to $23.7 million at August 31, 2007.
     Infrastructure products segment revenues for the three months ended November 30, 2008 of $27.2 million increased $7.7 million or 40% from the same prior year period. Increased revenue in the quarter was from Snoline, the Company’s Diversified Manufacturing business and

Barrier Systems. The largest revenue increases in this segment were from Snoline’s highway tape and crash cushion product lines and from the Company’s Diversified Manufacturing business, both of which earn lower gross margins than Barrier System’s proprietary products.
Gross Margin
Gross profit was $28.6 million for the three months ended November 30, 2008, an increase of $9.4 million as compared to the three months ended November 30, 2007. Gross margin was 25.3% for the three months ended November 30, 2008 compared to 25.4% for the same prior year period. Gross margin on irrigation products increased during the quarter over the same time last year, offset by a decrease in margin on infrastructure due to unfavorable product mix and factory efficiency variances in the quarter.
Operating Expenses
The Company’s operating expenses of $16.9 million for the three months ended November 30, 2008 were $4.1 million higher than the same prior year period. The increase is primarily due to the inclusion of $1.2 million of operating expenses at Watertronics which was acquired in January of 2008, $0.7 million of incremental expenses for additional monitoring and remediation of an EPA work plan at the Company’s Lindsay, Nebraska facility, and $1.2 million of higher personnel related expenses. For the three months ended November 30, 2008, operating expenses were 14.9% of sales, compared to 16.8% in the prior year first quarter, reflecting leveraging of operating expenses over a higher revenue base.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the three months ended November 30, 2008 remained flat compared to the same prior year period.
     Interest income for the three months ended November 30, 2008 decreased by $0.2 million compared to the same prior year period. The decrease in interest income is due to having lower interest bearing balances and earning a lower interest rate on overnight investments of the Company’s cash balance.
     Other expense, net during the three months ended November 30, 2008 increased $1.8 million when compared with the same prior year period. This primarily resulted from foreign currency transaction losses resulting from the volatility of exchange rates.
     The Company’s effective tax rate of 35.4% for the three months ended November 30, 2008 was higher than the effective tax rate of 32.9% for the three months ended November 30, 2007. For the three months ended November 30, 2007, the Company received a deduction for tax-exempt interest income on the investment portfolio and currently only holds a minimal balance in these tax-free investments thus reducing the tax benefit received. In addition, an increase in the international non-deductible items increased the effective tax rate for the three months ended November 30, 2008. The Company’s effective tax rate of 35.4% for the three months ended November 30, 2008 was higher than the U.S. statutory tax rate primarily due to state and local taxes as well as international non-deductible items. These items were partially offset by the domestic production activities deduction and other tax credits.
Net Earnings
Net earnings were $6.3 million or $0.51 per diluted share, for the three months ended November 30, 2008 compared with $4.4 million or $0.36 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under four primary credit arrangements that are described in Note 7 of the condensed consolidated financial statements.
     The Company’s cash and cash equivalents and marketable securities totaled $28.3 million at November 30, 2008 compared with $25.5 million at November 30, 2007 and $50.8 million at August 31, 2008. The Company held $8.2 million of marketable securities at November 30, 2007, consisting primarily of tax-exempt investment grade municipal bonds, but had liquidated these marketable securities by August 31, 2008 in order to provide additional working capital.
     The Company currently maintains two bank lines of credit to provide additional working capital or to fund acquisitions, if needed. The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). There was no outstanding balance at November 30, 2008 or August 31, 2008.
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
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank under which it could borrow up to 3.0 million Euros, which equates to approximately USD $3.8 million as of November 30, 2008, for working capital purposes (the “Euro Line of Credit”). As of November 30, 2008 and 2007, there was no outstanding balance on the Euro Line of Credit. As of August 31, 2008, there was $1.8 million outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a variable rate in effect from time to time designated by the commercial banks as Euro OverNight Index Average plus 150 basis points (all inclusive, 4.7% at November 30, 2008). Unpaid principal and interest is due by January 31, 2009, which is the termination date of the Euro Line of Credit. The Company’s management intends to renew this line of credit on substantially similar terms.
     The Company also has two term loan arrangements that it used to finance previous acquisitions. The Company entered into an unsecured $30 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that commenced in September, 2006. The BSI Term Note is due in June of 2013.
     On December 27, 2006, the Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. in conjunction with the acquisition of Snoline. Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%.
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio and a current ratio (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At November 30, 2008, the Company was in compliance with all loan covenants.
     In light of the recent significant changes in credit market liquidity and the general slowdown in the global economy, sources of funds for the Company have been impacted. However, the Company believes its current cash resources, projected operating cash flow, and bank lines of credit, which are fully available at quarter end, are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows used in operations totaled $16.3 million during the three months ended November 30, 2008 compared to $15.1 million used in operations during the same prior year period. The $1.2 million increase in cash used in operations was primarily due to a $6.9 million increase in cash used by working capital primarily driven by the build-up of inventory in anticipation of a forecasted order rate higher than what actually occurred in the quarter. This increase in cash used was partially offset by a $2.0 million increase in cash provided by net income, a $3.1 million increase in cash provided by other noncurrent assets and liabilities, and a $0.5 million increase in depreciation and amortization.
     Cash flows used in investing activities totaled $1.4 million during the three months ended November 30, 2008 compared to cash flows provided by investing activities of $11.4 million during the same prior year period. The increase in cash used in investing activities was primarily due to a $33.3 million decrease in proceeds from maturities of marketable securities. This increase in cash used in investing activities was partially offset by a decrease of $13.9 million of cash used for purchases of marketable securities and a decrease of $3.5 million of cash used for the acquisition of a business in the first quarter of fiscal 2007 as well as a decrease of $2.2 million of cash used for the purchases of property, plant and equipment. The activity for marketable securities was driven by the use of cash from investments to fund acquisitions and working capital needs in fiscal 2008. Capital expenditures for fiscal 2009, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $8.0 to $9.0 million. The planned expenditures include equipment for the planned start-up in China, manufacturing equipment replacement, tooling and equipment for identified efficiency improvements, and leasehold improvements for the new Omaha office. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
     Cash flows used in financing activities totaled $3.6 million during the three months ended November 30, 2008 compared to cash flows used in financing activities of $1.7 million during the same prior year period. The increase in cash used was primarily due to the increased net payments made under the Euro Line of Credit.

Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.
Market Conditions and Fiscal 2009 Outlook
Economic conditions for U.S. farmers continued to change unfavorably during the first quarter of fiscal 2009 driven by the worldwide economic crisis. Since June 2008, commodity prices for corn and soybeans have dropped approximately 50% and wheat prices have decreased approximately 40%, while input costs have not fallen as rapidly. Demand for U.S. corn remains solid, and ending stocks for the 2008-2009 crop year are estimated to be approximately 15% below the previous year, so supply and demand relationships would indicate corn prices rising. Current USDA projections are for Net Farm Income to be essentially flat for the 2008 crop year as compared to the 2007 crop year, although still at near record levels. Farmers’ balance sheets remain strong; however, it is likely that farmers will remain cautious with respect to making capital investments in agricultural equipment until there are clearer indications of improving farm economics.
     In the infrastructure segment, the Company believes that population growth and economic development will continue to be the impetus for expansion in demand for the Company’s products. The Company continues to see many domestic and international opportunities for growth in the infrastructure business, and expects that, if there is an increase in government investment in road infrastructure, the business could continue to benefit.
     As of November 30, 2008, the Company had an order backlog of $40.1 million compared with $51.2 million at November 30, 2007 and $92.3 million at August 31, 2008. Irrigation segment backlog of $23.8 million decreased $6.1 million ($9.0 million prior to the inclusion of Watertronics) from $29.9 million in the first quarter of fiscal 2008, and decreased $47.9 million from $71.7 million at August 31, 2008. The reduction in the irrigation segment backlog from the same quarter in the prior year as well as from the previous year end was due to a slowdown in the incoming order rate resulting from the deterioration in economic conditions during the quarter. While the Company experienced a significant reduction in the domestic order rate, its operations outside the U.S. had not experienced the slow down at the same rate during the quarter. Infrastructure segment backlog of $16.3 million decreased $5.0 million from $21.3 million in the first quarter of fiscal 2008 and decreased $4.3 million from $20.6 million at fiscal 2008 year-end. The reduction in the infrastructure segment backlog is due to the project-based nature of the business.
     As the Company enters its second quarter, it continues to be faced with global recessionary concerns, lower agricultural commodity prices and instability in the global financial markets that may impact our customers and our suppliers. These factors, which have occurred quite rapidly, may affect potential customers’ willingness to invest in agricultural irrigation equipment, and may impact government agencies’ ability to fund road and bridge infrastructure projects in the near-term. In addition, prices for hot-rolled steel coil, one of our primary input costs in producing irrigation equipment, has continued to decline. While this reduction in steel prices could be beneficial to the Company’s gross margin on sales of irrigation equipment, margins remain largely dependent upon competitive pricing. Notwithstanding these issues, the global drivers of increasing food production, improving water-use efficiency, improving environmental stewardship and improving transportation infrastructure, are beneficial to demand for the Company’s products and services and the Company believes that the current financial resources and capabilities are sufficient to weather the anticipated economic instability.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R will be effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. The Company will assess the effect of this pronouncement on any future acquisitions by the Company as they occur.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161),” which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in the second quarter of fiscal 2009. This pronouncement will result in enhanced disclosures in the Company’s future reports, but is not expected to have an impact on the Company’s consolidated financial statements.

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
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant.
     The Company has manufacturing operations in the United States, France, Brazil, Italy and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. In addition, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not subject to significant foreign currency transaction risk. At times, export sales may be denominated in a currency other than the U.S. dollar. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, and the South African rand in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
     In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities.
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of its fiscal 2009, the Company settled its one outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At November 30, 2008, the Company had no outstanding Euro foreign currency forward contracts.
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
ITEM 4 — Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s principal executive officer (PEO) and principal financial officer (PFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2008.

     Additionally, the PEO and PFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.5 million and $0.3 million at November 30, 2008 and 2007 and August 31, 2008, respectively. Although the Company has accrued all reasonably estimatable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that the cost of completing the remediation actions could be revised upon finalizing the plan with the EPA.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2008.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the three months ended November 30, 2008; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock.  Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2009 Plan Year. **

10.2*	Form of Indemnification Agreement between the Company and its Officers and Directors.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*-	filed herein

**-	certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January 2009.

LINDSAY CORPORATION

By: Name:	/s/ TIM J. PAYMAL Tim J. Paymal
Title:	Vice President and Chief Accounting Officer
(Principal Financial Officer)