Form 10-Q
period 2009-02-28
LINDSAY CORP
filed 2009-04-09
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Corporation
(Exact name of registrant as specified in its charter)

Delaware	47-0554096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2222 N 111th Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 3, 2009, 12,305,555 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Page No.
Part I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2009 and February 29, 2008	3

Condensed Consolidated Balance Sheets, February 28, 2009 and February 29, 2008 and August 31, 2008	4

Condensed Consolidated Statements of Cash Flows for the three and six months ended February 28, 2009 and February 29, 2008	5

Notes to Condensed Consolidated Financial Statements	6-16

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk	25-26

ITEM 4 — Controls and Procedures	26

Part II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	26

ITEM 1A — Risk Factors	26

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds	26-27

ITEM 4 — Submission of Matters to a Vote of Security Holders	27

ITEM 6 — Exhibits	28

SIGNATURE	29

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except per share amounts)	2009	2008	2009	2008

Operating revenues	$65,146	$108,418	$178,267	$184,346
Cost of operating revenues	51,870	78,380	136,342	135,012

Gross profit	13,276	30,038	41,925	49,334

Operating expenses:
Selling expense	5,618	6,222	12,381	11,352
General and administrative expense	6,488	6,507	14,837	12,651
Engineering and research expense	1,619	1,456	3,360	2,962

Total operating expenses	13,725	14,185	30,578	26,965

Operating (loss) income	(449)	15,853	11,347	22,369

Other income (expense):
Interest expense	(480)	(821)	(1,105)	(1,420)
Interest income	225	377	541	853
Other income (expense), net	238	107	(1,468)	221

(Loss) earnings before income taxes	(466)	15,516	9,315	22,023

Income tax (benefit) provision	(616)	5,836	2,843	7,977

Net earnings	$150	$9,680	$6,472	$14,046

Basic net earnings per share	$0.01	$0.82	$0.53	$1.19

Diluted net earnings per share	$0.01	$0.79	$0.52	$1.15

Weighted average shares outstanding	12,285	11,847	12,268	11,806
Diluted effect of stock equivalents	135	410	185	436

Weighted average shares outstanding assuming dilution	12,420	12,257	12,453	12,242

Cash dividends per share	$0.075	$0.070	$0.150	$0.140

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	February, 28	February 29,	August 31,
($ in thousands, except par values)	2009	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$41,139	$24,328	$50,760
Marketable securities	—	496	—
Receivables, net of allowance, $1,248, $1,198 and $1,457, respectively	58,741	73,597	88,410
Inventories, net	66,658	60,540	53,409
Deferred income taxes	7,876	6,644	8,095
Other current assets	8,875	9,590	7,947

Total current assets	183,289	175,195	208,621

Property, plant and equipment, net	56,779	54,679	57,571
Other intangible assets, net	28,511	32,608	30,808
Goodwill, net	23,328	24,406	24,430
Other noncurrent assets	4,975	5,590	5,447

Total assets	$296,882	$292,478	$326,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,066	$25,855	$32,818
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	29,083	36,395	43,458

Total current liabilities	58,320	68,421	82,447

Pension benefits liabilities	5,603	5,383	5,673
Long-term debt	22,540	43,711	25,625
Deferred income taxes	12,345	9,671	11,786
Other noncurrent liabilities	4,492	6,097	5,445

Total liabilities	103,300	133,283	130,976

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,114,503, 17,846,114 and 18,055,292 shares issued at February 2009 and 2008 and August 2008, respectively)	18,115	17,846	18,055
Capital in excess of stated value	27,615	15,353	26,352
Retained earnings	244,247	216,312	239,676
Less treasury stock (at cost, 5,813,448, 5,963,448 and 5,843,448 shares at February 2009 and 2008 and August 2008, respectively)	(92,796)	(95,190)	(93,275)
Accumulated other comprehensive (loss) income, net	(3,599)	4,874	5,093

Total shareholders’ equity	193,582	159,195	195,901

Total liabilities and shareholders’ equity	$296,882	$292,478	$326,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,	February 29,
($ in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,472	$14,046
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,311	4,299
Provision for uncollectible accounts receivable	91	(96)
Deferred income taxes	(318)	(52)
Stock-based compensation expense	938	1,303
Other, net	369	(36)
Changes in assets and liabilities:
Receivables, net	25,261	(22,715)
Inventories, net	(16,963)	(15,071)
Other current assets	903	(1,748)
Accounts payable	(5,722)	5,059
Other current liabilities	(13,178)	6,897
Current taxes payable	(5,516)	1,582
Other noncurrent assets and liabilities	340	(3,885)

Net cash used in operating activities	(2,012)	(10,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,176)	(7,269)
Proceeds from sale of property, plant and equipment	6	22
Acquisition of business, net of cash acquired	—	(21,154)
Proceeds from settlement of net investment hedge	859	—
Purchases of marketable securities available-for-sale	—	(13,860)
Proceeds from maturities of marketable securities available-for-sale	—	40,995

Net cash used in investing activities	(4,311)	(1,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	482	598
Proceeds from issuance of long-term debt	—	15,000
Principal payments on long-term debt	(3,011)	(3,085)
Net borrowings on revolving line of credit	842	—
Excess tax benefits from stock-based compensation	317	2,357
Dividends paid	(1,841)	(1,659)

Net cash (used in) provided by financing activities	(3,211)	13,211

Effect of exchange rate changes on cash	(87)	1,778

Net (decrease) increase in cash and cash equivalents	(9,621)	3,306
Cash and cash equivalents, beginning of period	50,760	21,022

Cash and cash equivalents, end of period	$41,139	$24,328

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
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At February 28, 2009, the performance conditions for the Company’s outstanding performance stock units had not been satisfied.
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
          For both the three and six months ended February 28, 2009, there were 190,486 shares related to stock options excluded from the calculation of net earnings per share, respectively. The weighted average price of the excluded shares was $25.03, with expiration dates ranging from May 2012-August 2015. For the three and six months ended February 29, 2008, all stock options and restricted stock units had a dilutive effect; therefore, no options or restricted stock units were excluded from the diluted net earnings per share calculations.

(3) Comprehensive Income
The accumulated other comprehensive (loss) income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, unrealized gain on available-for-sale securities, changes in the transition obligation and net actuarial losses from the defined benefit pension plan and the accumulated foreign currency translation adjustment, net of hedging activities. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
$ in thousands	2009	2008	2009	2008
Comprehensive income:
Net earnings	$150	$9,680	$6,472	$14,046
Other comprehensive income:
Unrealized net gain on available for sale securities, net of tax	—	5	—	14
Defined Benefit Pension Plan, net of tax	27	25	54	51
Unrealized gain (loss) on cash flow hedges, net of tax	(115)	(690)	415	(1,608)
Foreign currency translation, net of hedging activities	(108)	412	(9,161)	3,869

Total comprehensive income (loss)(1)	($46)	$9,432	($2,220)	$16,372

(1)	Net of tax (benefit) expense of ($21) and $416 for the three and six months ended February 28, 2009, respectively.

Net of tax (benefit) of ($438) and ($1,038) for the three and six months ended February 29, 2008, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
          The Company recorded an income tax benefit of $0.6 million and income tax expense of $2.8 million for the three and six months ended February 28, 2009, respectively. The Company recorded income tax expense of $5.8 million and $8.0 million for the three and six months ended February 29, 2008, respectively. The estimated effective tax rate used to calculate income tax (benefit) expense before discrete items was 34.9% and 33.5% for the periods ended February 28, 2009 and February 29, 2008, respectively.
          For the three and six months ended February 28, 2009, the Company recorded two discrete items that reduced income tax expense for those periods. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions recorded under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the three and six months ended February 29, 2008, $0.6 million of additional tax expense related to Section 162(m) of the Internal Revenue Code was incorrectly recorded. This expense was subsequently corrected during the third quarter of fiscal 2008.
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

	February 28,	February 29,	August 31,
$ in thousands	2009	2008	2008
Inventory:
FIFO inventory	$33,355	$32,678	$24,867
LIFO reserves	(8,078)	(6,143)	(8,203)

LIFO inventory	25,277	26,535	16,664

Weighted average inventory	20,489	19,946	20,568
Other FIFO inventory	22,177	15,114	17,586
Obsolescence reserve	(1,285)	(1,055)	(1,409)

Total inventories	$66,658	$60,540	$53,409

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February 28,	February 29,	August 31,
	2009	2008	2008
Raw materials	10%	14%	9%
Work in process	7%	10%	8%
Finished goods and purchased parts	83%	76%	83%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	February 28,	February 29,	August 31,
$ in thousands	2009	2008	2008
Operating property, plant and equipment:
Land	$2,211	$2,286	$2,269
Buildings	23,209	23,346	23,893
Equipment	58,340	56,406	58,382
Other	8,820	7,694	6,661

Total operating property, plant and equipment	92,580	89,732	91,205
Accumulated depreciation	(52,490)	(50,533)	(51,144)

Total operating property, plant and equipment, net	$40,090	$39,199	$40,061

Leased property:
Machines	4,055	3,277	3,597
Barriers	15,830	13,754	16,210

Total leased property	$19,885	$17,031	$19,807
Accumulated depreciation	(3,196)	(1,551)	(2,297)

Total leased property, net	$16,689	$15,480	$17,510

Property, plant and equipment, net	$56,779	$54,679	$57,571

Depreciation expense was $1.9 million and $1.5 million for the three months ended February 28, 2009 and February 29, 2008, and $3.8 million and $3.0 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

(7) Credit Arrangements
Euro Line of Credit
          The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $2.9 million as of February 28, 2009, for working capital purposes (the “Euro Line of Credit”). As of February 28, 2009, February 29, 2008 and August 31, 2008, there was $2.3 million, $2.0 million and $1.8 million, respectively, outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 3.1% at February 28, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
BSI Term Note
          The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05% through an interest rate swap as described in Note 8, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due in June of 2013.
Snoline Term Note
          The Company entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement, effective December 27, 2006, with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline S.P.A. (“Snoline”). Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7% as described in Note 8, Financial Derivatives.
Revolving Credit Agreement
          The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. As of February 28, 2009 and August 31, 2008, there was no outstanding balance on the Revolving Credit Agreement. As of February 29, 2008, there was $15.0 million outstanding on the Revolving Credit Agreement.
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
The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable.

Long-term debt consists of the following:

	February 28,	February 29,	August 31,
$ in thousands	2009	2008	2008
BSI Term Note	$19,286	$23,572	$21,429
Snoline Term Note	9,425	11,310	10,367
Revolving Credit Agreement	—	15,000	—
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$22,540	$43,711	$25,625

Interest expense was $0.5 million and $0.8 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Interest expense was $1.1 million and $1.4 million for the six months ended February 28, 2009 and February 29, 2008, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	4,027
Thereafter	—

$28,711

(8) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment, or remains undesignated. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (“OCI”), net of tax related tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized currently in income.
          The Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment to SFAS No. 133 (“SFAS No. 161),” which requires enhanced disclosures about how derivative and hedging activities affect the Company’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company beginning in the second quarter of fiscal 2009. This pronouncement resulted in enhanced disclosures, but did not have an impact on the Company’s consolidated financial statements.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		February 28,	February 29,	August 31,
$ in thousands	Balance Sheet Location	2009	2008	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	Other current assets	$—	$—	$124
Interest rate swap	Other current liabilities	(685)	(679)	(684)
Interest rate swap	Other noncurrent liabilities	(1,036)	(1,185)	(746)
Cross currency swap	Other current liabilities	(124)	(458)	(324)
Cross currency swap	Other noncurrent liabilities	(60)	(1,413)	(750)

Total derivatives designated as hedging instruments under SFAS No. 133[1]		$(1,905)	$(3,735)	$(2,380)

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	Other current liabilities	$(17)	$—	$—

[1]	Accumulated other comprehensive income included gains (losses), net of related income tax effects, of less than $0.1 million, ($2.2 million) and ($0.9 million) at February 28, 2009, February 29, 2008 and August 31, 2008, respectively, related to deriviative contracts designed as hedging instruments under SFAS No. 133.
Cash Flow Hedging Relationships
         In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt (see Note 7, Credit Arrangements). Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in AOCI, net of related income tax effects.
          Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A. fixing the conversion rate of Euro to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt (see Note 7, Credit Arrangements). Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks are reported in AOCI, net of related income tax effects.
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at February 28, 2009, February 29, 2008 or August 31, 2008.

Derivatives in SFAS No. 133 Cash Flow Hedging
Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
$ in thousands	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Interest rate swap	$20	$(368)	$(231)	$(720)
Cross currency swap	(142)	(322)	646	(888)
Foreign currency forward contracts	7	—	—	—

Total[1]	$(115)	$(690)	$415	$(1,608)

(1)	Net of tax (benefit) expense of ($38) and $103 for the three and six months ended February 28, 2009, respectively.

Net of tax (benefit) of ($457) and ($1,081) for the three and six months ended February 29, 2008, respectively.

	Location of Loss
	Reclassified from
$ in thousands	AOCI into Income	Amount of (Loss) Reclassified from AOCI into Income
		Three months ended		Six months ended
		February 28,	February 29,	February 28,	February 29,
		2009	2008	2009	2008
Interest rate swap	Interest Expense	$(262)	$(110)	$(491)	$(162)
Cross currency swap	Interest Expense	(55)	(28)	(159)	(35)
Foreign currency forward contracts	Revenue	(15)	—	(15)	—
Foreign currency forward contracts	Other income (expense)	(49)	—	(49)	—

		$(381)	$(138)	$(714)	$(197)

	Gain/(Loss)
	Recognized in Income
$ in thousands	(Ineffectiveness)	Gain/(Loss) Recognized in Income on Deriviatives (Ineffectiveness)
		Three months ended		Six months ended
		February 28,	February 29,	February 28,	February 29,
		2009	2008	2009	2008
Interest rate swap	Other income (expense)	$75	$(37)	$82	$(75)
Cross currency swap	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—	—

		$75	$(37)	$82	$(75)

Net Investment Hedging Relationships
          During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of fiscal 2009, the Company settled its only outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At February 28, 2009, accumulated currency translation adjustment in AOCI reflected after-tax gains of $1.2 million, net of related income tax effects of $0.8 million related to settled foreign currency forward contracts. For the three months and six months ended February 28, 2009, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of

Euro foreign currency forward contracts. At February 28, 2009 and February 29, 2008, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
Derivatives Not Designated as Hedging Instruments
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

Derivatives Not	Location of
Designated as	Gain/(Loss)
Hedging Instruments	Recognized in Income	Amount Gain/(Loss) Recognized in Income on Deriviatives
		Three months ended		Six months ended
		February 28,	February 29,	February 28,	February 29,
$ in thousands		2009	2008	2009	2008
Foreign currency forward contracts	Other income (expense)	$(131)	$—	$146	$—
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$41,139	$—	$—	$41,139
Derivative Assets	—	—	—	—
Derivative Liabilities	(17)	(1,905)	—	(1,922)

(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.4 million and $0.3 million at February 28, 2009, February 29, 2008 and August 31, 2008, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental work plan, it is possible additional actions could be requested or mandated by the EPA at any time, resulting in recognition of additional liabilities and related expenses.
(11) Retirement Plan
The Company has a supplemental non-qualified, unfunded retirement plan for six former employees. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment during the ten years immediately preceding the participant’s retirement or termination. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan include:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
$ in thousands	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$—	$10	$—	$21
Interest cost	87	84	174	167
Net amortization and deferral	44	40	88	81

Total net periodic benefit cost	$131	$134	$262	$269

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

The following tables provide the changes in the Company’s product warranties:

	Three months ended
	February 28,	February 29,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$1,801	$1,474
Liabilities accrued for warranties during the period	310	880
Warranty claims paid during the period	(513)	(427)

Product warranty accrual balance, end of period	$1,598	$1,927

	Six months ended
	February 28,	February 29,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$2,011	$1,644
Liabilities accrued for warranties during the period	1,386	1,096
Warranty claims paid during the period	(1,799)	(813)

Product warranty accrual balance, end of period	$1,598	$1,927

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
          The Company had no single customer representing 10% or more of its total revenues during the three or six months ended February 28, 2009 and February 29, 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
$ in thousands	2009	2008	2009	2008
Operating revenues:
Irrigation	$48,424	$82,630	$134,388	$139,132
Infrastructure	16,722	25,788	43,879	45,214

Total operating revenues	$65,146	$108,418	$178,267	$184,346

Operating income:
Irrigation	$6,176	$16,598	$22,371	$25,689
Infrastructure	(137)	5,762	3,813	9,331

Segment operating income	6,039	22,360	26,184	35,020
Unallocated general and administrative expenses	(6,488)	(6,507)	(14,837)	(12,651)
Interest and other income, net	(17)	(337)	(2,032)	(346)

Earnings before income taxes	$(466)	$15,516	$9,315	$22,023

Total Capital Expenditures:
Irrigation	$2,145	$1,040	$3,971	$1,850
Infrastructure	756	1,727	1,205	5,419

	$2,901	$2,767	$5,176	$7,269

Total Depreciation and Amortization:
Irrigation	$1,107	$876	$2,251	$1,805
Infrastructure	1,518	1,292	3,060	2,494

	$2,625	$2,168	$5,311	$4,299

	February 28,	February 29,	August 31,
	2009	2008	2008
Total Assets:
Irrigation	$186,002	$188,944	$201,522
Infrastructure	110,880	103,534	125,355

	$296,882	$292,478	$326,877

(14) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (as revised in 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.5 million and $0.7 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Share-based compensation expense was $0.9 million and $1.3 million for the six months ended February 28, 2009 and February 29, 2008, respectively.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, “will”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2009 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
          The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the six months ended February 28, 2009.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the acquisition of Watertronics, Inc. (“Watertronics”) in January 2008, the Company entered the market for water pumping stations and controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the condensed consolidated financial statements.
          Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has international irrigation production and sales facilities in France, Brazil, South Africa, and China, which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the southern African market. The Company also leases office space and a warehouse in China which are used in marketing irrigation equipment in China.
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

Results of Operations
For the Three Months ended February 28, 2009 compared to the Three Months ended February 29, 2008
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2009 and February 29, 2008. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,	February 29,	Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$65,146	$108,418	(39.9)%
Cost of operating revenues	$51,870	$78,380	(33.8)%
Gross profit	$13,276	$30,038	(55.8)%
Gross margin	20.4%	27.7%
Operating expenses (1)	$13,725	$14,185	(3.2)%
Operating (loss) income	$(449)	$15,853	(102.8)%
Operating margin	(0.7)%	14.6%
Interest expense	$(480)	$(821)	(41.5)%
Interest income	$225	$377	(40.3)%
Other income (expense), net	$238	$107	122.4%
Income tax (benefit) provision	$(616)	$5,836	(110.6)%
Effective income tax rate (3)	34.9%	33.5%
Net earnings	$150	$9,680	(98.5)%
Irrigation Equipment Segment
Segment operating revenues	$48,424	$82,630	(41.4)%
Segment operating income (2)	$6,176	$16,598	(62.8)%
Segment operating margin (2)	12.8%	20.1%
Infrastructure Products Segment
Segment operating revenues	$16,722	$25,788	(35.2)%
Segment operating (loss) income (2)	$(137)	$5,762	(102.4)%
Segment operating margin (2)	(0.8)%	22.3%

(1)	Includes $6,488 and $6,507 million of unallocated general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008, respectively.

(2)	Excludes unallocated general & administrative expenses.

(3)	Effective tax rate before discrete items. Discrete items included a tax benefit of ($411) and tax expense of $610 for the three months ended February 28, 2009 and February 29, 2008, respectively.
Revenues
Operating revenues for the three months ended February 28, 2009 decreased by 40% to $65.1 million compared with $108.4 million for the three months ended February 29, 2008. The decrease is attributable to a $34.2 million decrease in irrigation equipment revenues and a $9.1 million decrease in infrastructure revenues.
          Domestic irrigation equipment revenues for the three months ended February 28, 2009 of $33.4 million decreased 38% compared to the same period last year. The decline in domestic irrigation equipment revenues resulted from a greater than 50% decline in the number of systems shipped compared to the same quarter of fiscal 2008. Agricultural conditions are significantly different from a year ago. At the end of the second fiscal quarter of 2009, commodity prices for corn and soybeans had decreased approximately 35% and 40%, respectively, and wheat was down approximately 50% from end of the second fiscal quarter of 2008, while farmers’ input costs had not fallen as rapidly. Economic conditions for U.S. farmers continued to be unfavorable during the quarter driven by the worldwide economic crisis. This has adversely affected the willingness of farmers to make investments in capital goods. The February 12, 2009, USDA projections for 2009 Net Farm Income show a 20% decline when compared to the 2008 estimate, although at $71.2 billion, 2009 projections are 9% above the ten year average. Farmers have been driven to analyze their production costs and capital investments carefully and have remained cautious awaiting clearer indications of improving farm economics and capital availability. Agricultural market conditions are expected to continue to adversely affect irrigation demand for the remainder of the Company’s fiscal year. International irrigation equipment revenues for the three months ended February 28, 2009 of $15.0 million decreased 48% from $29.1 million as compared to the same prior year period. Exports were down in all regions, with the exception of China, driven by general economic conditions and the strength of the U.S. dollar. Revenue from the Company’s international irrigation business units in Brazil, South Africa and France were also significantly lower as compared to the second quarter of fiscal 2008.
          Infrastructure products segment revenues for the three months ended February 28, 2009 of $16.7 million decreased $9.1 million from the same prior year period. The decrease in infrastructure revenues in the quarter primarily resulted from a decline in revenues generated at BSI. The prior year’s second quarter included high-margin moveable barrier project revenues from a project in Puerto Rico, and the Company anticipated strong revenues in the second quarter of fiscal 2009 from the inclusion of the Mexico City project. The project has been delayed pending the resolution of issues between the contractor and the local government, which the Company believes are now being resolved. The Mexico City moveable barrier project is expected to begin in April and be completed in early fiscal 2010, with a majority of the revenues earned in the second half of fiscal 2009. Overall, the $9.1 million decrease in infrastructure revenues for the three months ended February 28, 2009 was almost exclusively related to BSI’s proprietary product revenue. The Company has seen federal, state and local governments limit infrastructure spending during the quarter pending the availability of funds and the outcome of the federal stimulus package.
Gross Margin
Gross profit was $13.3 million for the three months ended February 28, 2009, a decrease of $16.8 million as compared to the three months ended February 29, 2008. Gross margin was 20.4% for the three months ended February 28, 2009 compared to 27.7% for the same prior year period. Gross margin on both domestic and international irrigation products decreased during the quarter as compared to the three months ended February 29, 2008 resulting from reduced factory volume. Infrastructure margins decreased primarily due to the relatively greater decline in revenues from higher margin BSI products.
Operating Expenses
The Company’s operating expenses of $13.7 million for the three months ended February 28, 2009 were $0.5 million lower than the same prior year period. The decrease is primarily related to lower personnel related costs, which were partially offset by the inclusion of operating expenses of Watertronics, acquired on January 24, 2008, for a full quarter in fiscal 2009 compared to a partial quarter in fiscal 2008. Actions have been taken to reduce global staffing levels and other expenses.
Interest, Other Income (Expense), net and Taxes
Interest expense during the three months ended February 28, 2009 decreased by $0.3 million compared to the same prior year period. The decrease in interest expense is due to lower interest expense payments resulting from principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of the prior year’s second quarter compared to having no outstanding balances during the second half of fiscal 2009.
          Interest income for the three months ended February 28, 2009 decreased by $0.2 million compared to the same prior year period. The decrease in interest income is due to having lower interest bearing balances and earning a lower interest rate on overnight investments of the Company’s cash balance.
          Other income, net during the three months ended February 28, 2009 was essentially flat when compared with the same prior year period.
          The Company recorded an income tax benefit of $0.6 million for the three months ended February 28, 2009 compared to income tax expense of $5.8 million for the three months ended February 29, 2008. The estimated effective tax rate used to calculate income tax (benefit) expense before discrete items was 34.9% and 33.5% for the three months ended February 28, 2009 and February 29, 2008, respectively. For the three months ended February 28, 2009, the Company recorded two discrete items that increased the income tax benefit. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions recorded under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the three months ended February 29, 2008, $0.6 million of additional tax expense related to Section 162(m) of the Internal Revenue Code was incorrectly recorded. This expense was subsequently corrected during the third quarter of fiscal 2008.
Net Earnings
Net earnings were $0.2 million or $0.01 per diluted share for the three months ended February 28, 2009 compared with $9.7 million or $0.79 per diluted share for the same prior year period. The Company had an operating loss of $0.4 million for the three months ending February 28, 2009 compared to operating income of $15.9 million for the three months ending February 29, 2008 due primarily to a decline in revenues and gross margins.
For the Six Months Ended February 28, 2009 compared to the Six Months Ended February 29, 2008

	Six months ended		Percent
	February 28,	February 29,	Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$178,267	$184,346	(3.3)%
Cost of operating revenues	$136,342	$135,012	1.0%
Gross profit	$41,925	$49,334	(15.0)%
Gross margin	23.5%	26.8%
Operating expenses (1)	$30,578	$26,965	13.4%
Operating income	$11,347	$22,369	(49.3)%
Operating margin	6.4%	12.1%
Interest expense	$(1,105)	$(1,420)	(22.2)%
Interest income	$541	$853	(36.6)%
Other income (expense), net	$(1,468)	$221	(764.3)%
Income tax provision	$2,843	$7,977	(64.4)%
Effective income tax rate (3)	34.9%	33.5%
Net earnings	$6,472	$14,046	(53.9)%
Irrigation Equipment Segment
Segment operating revenues	$134,388	$139,132	(3.4)%
Segment operating income (2)	$22,371	$25,689	(12.9)%
Segment operating margin (2)	16.6%	18.5%
Infrastructure Products Segment
Segment operating revenues	$43,879	$45,214	(3.0)%
Segment operating income (2)	$3,813	$9,331	(59.1)%
Segment operating margin (2)	8.7%	20.6%

(1)	Includes $14,837 and $12,651 million of unallocated general and administrative expenses for the six months ended February 28, 2009 and February 29, 2008, respectively.

(2)	Excludes unallocated general & administrative expenses.

(3)	Effective tax rate before discrete items. Discrete items included a tax benefit of ($411) and tax expense of $610 for the six months ended February 28, 2009 and February 29, 2008, respectively.
Revenues
Operating revenues for the six months ended February 28, 2009 decreased by $6.1 million to $178.3 million compared with $184.3 million for the six months ended February 29, 2008. The decrease is attributable to a $4.7 million decrease in irrigation equipment revenues and a $1.3 million decrease in infrastructure segment revenues.
          Domestic irrigation equipment revenues for the six months ended February 28, 2009 of $87.0 million decreased $1.1 million compared to the same period last year. Strong first fiscal quarter domestic irrigation equipment revenues resulted from the sizeable order backlog for irrigation equipment which had existed at the end of fiscal 2008. However, the increased domestic irrigation equipment revenues in the first quarter were entirely offset by the decrease in revenues in the second quarter as discussed in the quarter to quarter comparison above. International irrigation equipment revenues for the six months ended February 28, 2009 decreased $3.7 million as compared to the first six months of fiscal 2008. International irrigation also benefited from a strong first quarter as exports were up in all regions, due to the high year-end backlog. First quarter revenue from the Company’s business units in Brazil, South Africa, and France were also significantly higher as compared to the prior year’s first quarter. The first fiscal quarter increases in international irrigation equipment revenues were more than offset by the lower second quarter revenues discussed in the three month discussion above.
          Infrastructure products segment revenues of $43.9 million for the six months ended February 28, 2009 represented a decrease of $1.3 million from the same prior year period. For the six month period revenue decreased at BSI by 28% compared to the first six months of fiscal 2008. The lower revenues from BSI during the period were partially offset by increased revenue from Snoline’s highway tape and crash cushion product lines and from the Company’s Diversified Manufacturing business.
Gross Margin
Gross profit for the six months ended February 28, 2009 was $41.9 million, a decrease of $7.4 million as compared to the same prior year period. Gross margin percentage for the six months ended February 28, 2009 decreased to 23.5% from the 26.8% achieved during the same prior year period. Gross margin on both domestic and international irrigation products decreased during the six months ended February 28, 2009 as compared to the six months ended February 29, 2008 resulting from reduced factory volume. Infrastructure margins decreased primarily due to the relatively greater decline in revenues from higher margin BSI products.
Operating Expenses
Operating expenses during the first half of fiscal 2009 rose by $3.6 million or 13% from the same prior year period. The increase is primarily due to the inclusion of $1.7 million of operating expenses at Watertronics, which was acquired in January of 2008, an additional $1.2 million of operating expenses at BSI, and $0.7 million of incremental expenses for additional monitoring and remediation of an EPA work plan at the Company’s Lindsay, Nebraska facility in the first quarter of fiscal 2009.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the six months ended February 28, 2009 of $1.1 million decreased $0.3 million from the $1.4 million recognized during the same prior year period of fiscal 2008. The decrease in interest expense is due to lower interest expense payments resulting from principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of the prior year’s second quarter compared to having no outstanding balances during the second half of fiscal 2009.
          Interest income during the six months ended February 28, 2009 decreased by $0.3 million compared to the same prior year period. The decrease in interest income is due to having lower interest bearing balances and earning a lower interest rate on overnight investments of the Company’s cash balance.
          Other expense, net during the six months ended February 28, 2009 increased by $1.7 million when compared with the same prior year period. This primarily resulted from foreign currency transaction losses realized from the volatility of exchange rates during the three months ended November 30, 2008.
          The Company recorded income tax expense of $2.8 million and $8.0 million for the six months ended February 28, 2009 and February 29, 2008, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.9% and 33.5% for the six months ended February 28, 2009 and February 29, 2008, respectively. For the six months ended February 28, 2009, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions recorded under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the six months ended February 29, 2008, $0.6 million of additional tax expense related to Section 162(m) of the Internal Revenue Code was incorrectly recorded, which increased the effective tax rate. This expense was subsequently corrected during the third quarter of fiscal 2008.

Net Earnings
Net earnings were $6.5 million or $0.52 per diluted share for the six months ended February 28, 2009 compared with $14.0 million or $1.15 per diluted share for the same prior year period. The Company’s operating income fell to $11.3 million for the six months ending February 28, 2009 compared to $22.4 million for the first half of fiscal 2008 due primarily to a decline in revenues, decline in gross margins, and higher operating costs.
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
          The Company’s cash and cash equivalents and marketable securities totaled $41.1 million at February 28, 2009 compared with $24.8 million at February 29, 2008 and $50.8 million at August 31, 2008.
          The Company currently maintains two bank lines of credit to provide additional working capital or to fund acquisitions, if needed. The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). As of February 28, 2009 and August 31, 2008, there was no outstanding balance, and as of February 29, 2008 there was $15.0 million outstanding on the Revolving Credit Agreement.
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
          The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $2.9 million as of February 28, 2009, for working capital purposes (the “Euro Line of Credit”). As of February 28, 2009, February 29, 2008 and August 31, 2008, there was $2.3 million, $2.0 million and $1.8 million, respectively, outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 3.1% at February 28, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
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
          The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio and a current ratio (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At February 28, 2009, the Company was in compliance with all loan covenants.
          In light of the recent significant changes in credit market liquidity and the general slowdown in the global economy, the Company still believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

          Cash flows used in operations totaled $2.0 million during the six months ended February 28, 2009 compared to $10.4 million used in operations during the same prior year period. The $8.4 million decrease in cash used in operations was primarily due to a $48.0 million decrease in cash used by accounts receivable due to lower revenues as compared to the prior year period. This decrease in cash used was partially offset by an increase in cash used of $20.1 million by other current liabilities, an increase of $10.8 million in accounts payable and a $7.6 million decrease in cash provided by net income. The increase in cash used of $20.1 million by other current liabilities was due to an increase in cash used for Watertronics’ other current liabilities, a decrease in salaries and wages expense, and a decrease in cash received from customer prepayments. The increase in cash used of $10.8 million by accounts payable is primarily due to the decrease in accounts payable balances across the Company resulting from the overall decreased business activity.
          Cash flows used in investing activities totaled $4.3 million during the six months ended February 28, 2009 compared to cash flows used in investing activities of $1.3 million during the same prior year period. The increase in cash used in investing activities was primarily due to a $41.0 million decrease in proceeds from maturities of marketable securities. This increase in cash used in investing activities was partially offset by a decrease of $13.9 million of cash used for purchases of marketable securities and a decrease of $21.2 million of cash used for the acquisition of a business in the second quarter of fiscal 2008 as well as a decrease of $2.1 million of cash used for the purchases of property, plant and equipment. Capital expenditures for fiscal 2009, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $9.0 to $10.0 million. The planned expenditures include equipment for the planned start-up in China, manufacturing equipment replacement, tooling and equipment for identified efficiency improvements, and leasehold improvements for the new Omaha office. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
          Cash flows used in financing activities totaled $3.2 million during the six months ended February 28, 2009 compared to cash flows provided by financing activities of $13.2 million during the same prior year period. The increase in cash used was primarily due to a decrease of $15.0 million of cash provided by the proceeds from issuance of long-term debt. In the prior year period, the Company used $15.0 million of its Revolving Credit Agreement to partially fund the acquisition of Watertronics.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.
Market Conditions and Fiscal 2009 Outlook
Agricultural conditions have changed from June 2008 through the end of the second quarter, as commodity prices for corn had decreased approximately 40%, soybeans had decreased approximately 35% and wheat prices had decreased approximately 30%, while input costs had not fallen as rapidly. Economic conditions for U.S. farmers continued to change unfavorably during the first half of fiscal 2009 driven by the worldwide economic crisis. This has adversely affected the willingness of farmers to make investments in capital goods. The February 12, 2009, USDA projections for 2009 Net Farm Income show a 20% decline when compared to the 2008 estimate, although at $71.2 billion 2009 projections are 9% above the ten year average. Farmers have been driven to analyze their production costs and capital investments carefully and have remained cautious awaiting clearer indications of improving farm economics and capital availability. Agricultural market conditions are expected to continue to adversely affect global irrigation demand for the remainder of the Company’s fiscal year.
          In the infrastructure segment, the Company believes that population growth and economic development will continue to be the drivers for expansion in demand for the Company’s products. Additionally, during the past several months, federal, state and local governments generally curtailed infrastructure spending, pending the availability of funds and the outcome of the federal stimulus package. Indications are, now that the funds have been allocated to the states, that project bidding is broadly in-process and road infrastructure spending is likely to be fairly robust this summer.
          As of February 28, 2009, the Company had an order backlog of $45.5 million compared with $98.5 million at February 29, 2008 and $92.3 million at August 31, 2008. Irrigation segment backlog of $17.6 million at February 28, 2009 decreased $66.0 million from $83.5 million at February 29, 2008 and decreased $54.1 million from $71.7 million at August 31, 2008. The reduction in the irrigation segment backlog from the same quarter in the prior year as well as from the previous year end was due to a slowdown in the incoming order rate resulting from the deterioration in economic conditions during the first half of fiscal 2009. Infrastructure segment backlog of $28.0 million at February 28, 2009 increased $13.1 million from $14.9 million at February 29, 2008 and increased $7.4 million from $20.6 million at fiscal 2008 year-end. The increase in the infrastructure segment backlog is primarily due to a large highway barrier project in Mexico City, Mexico.
          During the first half of fiscal 2009, the Company continued to be faced with global recessionary concerns, lower agricultural commodity prices and instability in the global financial markets that have impacted our customers and our suppliers. These factors, which have occurred quite rapidly, have impacted potential customers’ willingness to invest in agricultural irrigation equipment, and may impact government agencies’ ability to fund road and bridge infrastructure projects in the near-term. Notwithstanding these issues, the global drivers of increasing food production, improving water-use efficiency, improving environmental stewardship and improving transportation infrastructure, are beneficial to demand for the Company’s products and services and the Company believes that its current financial resources and capabilities are sufficient to weather the anticipated economic instability.
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
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in sales of finished goods and future settlement of foreign denominated assets and liabilities.
          In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of its fiscal 2009, the Company settled its one outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At February 28, 2009, the Company had no outstanding Euro foreign currency forward contracts designated as hedges of net investments in foreign operations.
          In order to reduce interest rate risk on the $30.0 million BSI Term Note, the Company has entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt.
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
ITEM 4 — Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2009.
          Additionally, the CEO and CFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.4 million and $0.3 million at February 28, 2009, February 29, 2008 and August 31, 2008, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental work plan, it is possible additional actions could be requested or mandated by the EPA at any time, resulting in recognition of additional liabilities and related expenses.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2008.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended February 28, 2009; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of

Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on January 26, 2009. The stockholders voted (i) to elect two directors for terms ending in 2012, (ii) to approve the Lindsay Corporation Management Incentive Umbrella Plan, and (iii) to ratify the appointment of KPMG LLP as the independent auditor for the Company for the fiscal year ending August 31, 2009. In addition to the election of Richard W. Parod and Michael D. Walter as directors, the following were directors at the time of the annual meeting and will continue in office: Howard G. Buffett, Michael N. Christodolou, W. Thomas Jagodinski, J. David McIntosh, Michael C. Nahl, and William F. Welsh, II. There were 12,279,743 shares of common stock entitled to vote at the meeting and 10,097,203 shares (82.23%) were represented at the meeting. The voting results were as follows:

1.	Election of Directors:	Richard W. Parod	For — 10,071,096	Withheld — 26,107
		Michael D. Walter	For — 10,072,172	Withheld — 25,031

2.	Approval of Management Incentive Umbrella Plan

	For — 9,677,994	Against — 209,015	Abstain — 210,194	Broker Non-Vote — 0

3.	Ratification of the appointment of KPMG LLP as the independent auditor for the Company for the fiscal year ended August 31, 2009.

	For — 10,023,104	Against — 62,930	Abstain — 11,169	Broker Non-Vote — 0

ITEM 6 — Exhibits
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Management Incentive Umbrella Plan, approved by stockholders on January 26, 2009.
10.2	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.
10.3	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.
10.4	Employment Agreement, dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.
10.5	Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.
10.6	Employment Agreement, dated February 19, 2009, by and between the Company and Timothy J. Paymal, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 25, 2009.
10.7	Amendment to Employment Agreement, dated February 19, 2009, by and between Barrier Systems, Inc., the Company and Owen S. Denman, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 25, 2009.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	—	filed herein

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April 2009.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Division