Form 10-Q
period 2009-05-31
LINDSAY CORP
filed 2009-07-09
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, 12,310,295 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Page No.
Part I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2009 and 2008	3

Condensed Consolidated Balance Sheets, May 31, 2009 and 2008 and August 31, 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-16

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk	25-26

ITEM 4 – Controls and Procedures	26

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings	26-27

ITEM 1A – Risk Factors	27

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 6 – Exhibits	28

SIGNATURE	29

Part I – FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share amounts)	2009	2008	2009	2008
Operating revenues	$84,578	$143,562	$262,845	$327,908
Cost of operating revenues	63,509	106,460	199,851	241,472

Gross profit	21,069	37,102	62,994	86,436

Operating expenses:
Selling expense	5,186	6,847	17,567	18,199
General and administrative expense	7,000	8,112	21,837	20,763
Engineering and research expense	1,346	1,693	4,706	4,655

Total operating expenses	13,532	16,652	44,110	43,617

Operating income	7,537	20,450	18,884	42,819

Other income (expense):
Interest expense	(465)	(787)	(1,570)	(2,207)
Interest income	200	346	741	1,199
Other income (expense), net	636	299	(832)	520

Earnings before income taxes	7,908	20,308	17,223	42,331

Income tax provision	2,639	6,201	5,482	14,178

Net earnings	$5,269	$14,107	$11,741	$28,153

Basic net earnings per share	$0.43	$1.18	$0.96	$2.37

Diluted net earnings per share	$0.42	$1.15	$0.94	$2.29

Weighted average shares outstanding	12,305	11,958	12,280	11,857
Diluted effect of stock equivalents	136	362	168	411

Weighted average shares outstanding assuming dilution	12,441	12,320	12,448	12,268

Cash dividends per share	$0.075	$0.070	$0.225	$0.210

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	May 31,	May 31,	August 31,
($ in thousands, except par values)	2009	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$63,212	$19,068	$50,760
Receivables, net of allowance, $1,503, $1,319 and $1,457, respectively	57,371	82,859	88,410
Inventories, net	54,355	61,118	53,409
Deferred income taxes	8,591	7,054	8,095
Other current assets	5,886	12,150	7,947

Total current assets	189,415	182,249	208,621

Property, plant and equipment, net	56,964	56,657	57,571
Other intangible assets, net	28,383	31,943	30,808
Goodwill, net	24,079	25,009	24,430
Other noncurrent assets	5,479	5,628	5,447

Total assets	$304,320	$301,486	$326,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,463	$27,967	$32,818
Notes payable	1,595	1,492	1,773
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	29,362	33,285	42,693

Total current liabilities	55,591	68,915	83,455

Pension benefits liabilities	5,588	5,384	5,673
Long-term debt	20,997	27,168	25,625
Deferred income taxes	11,935	10,831	11,786
Other noncurrent liabilities	5,619	5,592	4,437

Total liabilities	99,730	117,890	130,976

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,121,203, 18,054,292 and 18,055,292 shares issued at May 31, 2009 and 2008 and August 31, 2008, respectively)	18,121	18,054	18,055
Capital in excess of stated value	28,304	25,489	26,352
Retained earnings	248,594	229,576	239,676
Less treasury stock (at cost, 5,813,448, 5,963,448 and 5,843,448 shares at May 31, 2009 and 2008 and August 31, 2008, respectively)	(92,796)	(95,190)	(93,275)
Accumulated other comprehensive income, net	2,367	5,667	5,093

Total shareholders’ equity	204,590	183,596	195,901

Total liabilities and shareholders’ equity	$304,320	$301,486	$326,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31,
($ in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,741	$28,153
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,917	6,647
Provision for uncollectible accounts receivable	205	(22)
Deferred income taxes	(1,897)	(247)
Stock-based compensation expense	1,504	2,384
Other, net	1,072	40
Changes in assets and liabilities:
Receivables, net	28,703	(30,958)
Inventories, net	(2,248)	(14,692)
Other current assets	1,406	(804)
Accounts payable	(13,443)	6,373
Other current liabilities	(9,715)	6,508
Current taxes payable	(2,356)	(3,489)
Other noncurrent assets and liabilities	1,372	(3,529)

Net cash provided by (used in) operating activities	24,261	(3,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,148)	(11,020)
Proceeds from sale of property, plant and equipment	25	28
Acquisition of business, net of cash acquired	—	(21,028)
Proceeds from settlement of net investment hedge	859	—
Purchases of marketable securities available-for-sale	—	(13,860)
Proceeds from maturities of marketable securities available-for-sale	—	41,490

Net cash used in investing activities	(5,264)	(4,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	638	4,825
Proceeds from issuance of long-term debt	—	15,000
Principal payments on long-term debt	(4,628)	(19,628)
Net borrowings on revolving line of credit	(108)	—
Excess tax benefits from stock-based compensation	321	7,525
Dividends paid	(2,764)	(2,503)

Net cash (used in) provided by financing activities	(6,541)	5,219

Effect of exchange rate changes on cash	(4)	853

Net increase (decrease) in cash and cash equivalents	12,452	(1,954)
Cash and cash equivalents, beginning of period	50,760	21,022

Cash and cash equivalents, end of period	$63,212	$19,068

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
          Notes to the condensed consolidated financial statements describe various elements of the financial statements and the accounting policies, estimates, and assumptions applied by management. While actual results could differ from those estimated by management in the preparation of the condensed consolidated financial statements, management believes that the accounting policies, assumptions, and estimates applied promote the representational faithfulness, verifiability, neutrality, and transparency of the accounting information included in the condensed consolidated financial statements. Certain reclassifications have been made to prior financial statements and notes to conform to the current year presentation. These reclassifications were not material to the Company’s condensed consolidated financial statements.
Except as described below, no changes were made to the Company’s accounting policies disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended August 31, 2008.
Fair Value Measurements – As described in Note 9, Fair Value Measurements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were effective as of September 1, 2008 for the Company’s financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in the Company’s consolidated financial statements. The FASB has provided for a one-year deferral of the implementation of this standard for certain nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At May 31, 2009, the performance conditions for the Company’s outstanding performance stock units had not been satisfied.
          Statement of Financial Accounting Standards No. 128, Earnings per Share, requires that certain equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period include the dilutive effect of restricted stock units and in-the-money options, and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
          There were 37,465 and 32,044 restricted stock units excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2009, respectively, since their inclusion would have been anti-dilutive. There were no anti-dilutive options or restricted stock units for the three and nine months ended May 31, 2008.

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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2009	2008	2009	2008
Comprehensive income:
Net earnings	$5,269	$14,107	$11,741	$28,153

Other comprehensive income(1):
Unrealized net gain on available for sale securities, net of tax	—	—	—	14
Defined Benefit Pension Plan, net of tax	27	25	81	76
Unrealized gain (loss) on cash flow hedges, net of tax	(607)	81	(192)	(1,527)
Foreign currency translation, net of hedging activities	6,545	687	(2,616)	4,556

Total comprehensive income	$11,234	$14,900	$9,014	$31,272

(1)	Net of tax (benefit) expense of ($191) and $225 for the three and nine months ended May 31, 2009, respectively. Net of tax (benefit) expense of $431 and ($607) for the three and nine months ended May 31, 2008, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
          The Company recorded income tax expense of $2.6 million and $5.5 million for the three and nine months ended May 31, 2009, respectively. The Company recorded income tax expense of $6.2 million and $14.2 million for the three and nine months ended May 31, 2008, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.7% and 34.6% for the periods ended May 31, 2009 and 2008, respectively.
          For the three months ended May 31, 2008, the Company recorded a discrete item resulting in $1.1 million of additional tax benefit due to the correction of previously recognized tax expense related to Section 162(m) of the Internal Revenue Code that had been incorrectly recorded.
          For the nine months ended May 31, 2009, the Company recorded two discrete items that reduced income tax expense for the period. The first item was a benefit of $0.1 million relating to the reversal of previously recorded liabilities for uncertain tax positions recorded under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.4 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the nine months ended May 31, 2008, the Company recorded a discrete item resulting in $0.5 million of additional tax benefit due to the correction of previously recognized tax expense related to Section 162(m) of the Internal Revenue Code that had been incorrectly recorded.
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

	May 31,	May 31,	August 31,
$ in thousands	2009	2008	2008
Inventory:
FIFO inventory	$23,610	$32,743	$24,867
LIFO reserves	(7,864)	(6,143)	(8,203)

LIFO inventory	15,746	26,600	16,664

Weighted average inventory	18,180	19,749	20,568
Other FIFO inventory	21,896	15,860	17,586
Obsolescence reserve	(1,467)	(1,091)	(1,409)

Total inventories	$54,355	$61,118	$53,409

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May 31,	May 31,	August 31,
	2009	2008	2008
Raw materials	10%	15%	9%
Work in process	10%	11%	8%
Finished goods and purchased parts	80%	74%	83%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	May 31,	May 31,	August 31,
$ in thousands	2009	2008	2008
Operating property, plant and equipment:
Land	$2,266	$2,301	$2,269
Buildings	25,778	23,613	23,893
Equipment	60,090	57,277	58,382
Other	6,895	7,939	6,661

Total operating property, plant and equipment	95,029	91,130	91,205
Accumulated depreciation	(54,691)	(51,828)	(51,144)

Total operating property, plant and equipment, net	$40,338	$39,302	$40,061

Leased property:
Machines	4,148	3,632	3,597
Barriers	16,227	15,636	16,210

Total leased property	$20,375	$19,268	$19,807
Accumulated depreciation	(3,749)	(1,913)	(2,297)

Total leased property, net	$16,626	$17,355	$17,510

Property, plant and equipment, net	$56,964	$56,657	$57,571

Depreciation expense was $1.9 million and $1.6 million for the three months ended May 31, 2009 and 2008, and $5.7 million and $4.6 million for the nine months ended May 31, 2009 and 2008, respectively.

(7) Credit Arrangements
Euro Line of Credit
          The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.3 million as of May 31, 2009, for working capital purposes (the “Euro Line of Credit”). As of May 31, 2009 and 2008 and August 31, 2008, there was $1.6 million, $1.5 million and $1.8 million, respectively, outstanding on the Euro Line of Credit, which was included in notes payable on the consolidated balance sheets. Under the terms of the Euro Line of Credit borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 2.4% at May 31, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
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
Revolving Credit Agreement
          The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. As of May 31, 2009 and 2008 and August 31, 2008, there was no outstanding balance on the Revolving Credit Agreement.
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

Outstanding long-term debt consists of the following:

	May 31,	May 31,	August 31,
$ in thousands	2009	2008	2008
BSI Term Note	$18,214	$22,500	$21,429
Snoline Term Note	8,954	10,839	10,367
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$20,997	$27,168	$25,625

Interest expense was $0.5 million and $0.8 million for the three months ended May 31, 2009 and 2008, respectively. Interest expense was $1.6 million and $2.2 million for the nine months ended May 31, 2009 and 2008, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	2,484
Thereafter	—

$27,168

(8) Financial Derivatives
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment, or remains undesignated. The Company accounts for these derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”), which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized currently in income.
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

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		May 31,	May 31,	August 31,
$ in thousands	Balance Sheet Location	2009	2008	2008
Derivatives designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	Other current assets	$—	$24	$124
Interest rate swap	Other current liabilities	(650)	(704)	(684)
Interest rate swap	Other noncurrent liabilities	(897)	(653)	(746)
Cross currency swap	Other current liabilities	(380)	(535)	(324)
Cross currency swap	Other noncurrent liabilities	(772)	(1,354)	(750)

Total derivatives designated as hedging instruments under SFAS No. 133[1]		$(2,699)	$(3,222)	$(2,380)

[1]	Accumulated other comprehensive income included losses, net of related income tax effects, of $0.6 million, $2.0 million and $0.9 million at May 31, 2009 and 2008, and August 31, 2008, respectively, related to deriviative contracts designed as hedging instruments under SFAS No. 133.
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
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at May 31, 2009 and 2008 or August 31, 2008.

Derivatives in SFAS No. 133 Cash Flow Hedging
Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2009	2008	2009	2008
Interest rate swap	$95	$295	$(136)	$(425)
Cross currency swap	(702)	(214)	(56)	(1,102)
Foreign currency forward contracts	—	—	—	—

Total[1]	$(607)	$81	$(192)	$(1,527)

(1)	Net of tax (benefit) of ($208) and ($105) for the three and nine months ended May 31, 2009, respectively.

Net of tax expense (benefit) of $375 and ($706) for the three and nine months ended May 31, 2008, respectively.

		Amount of (Loss) Reclassified from AOCI into Income
	Location of Loss	Three months ended		Nine months ended
	Reclassified from	May 31,		May 31,
$ in thousands	AOCI into Income	2009	2008	2009	2008
Interest rate swap	Interest Expense	$(248)	$(187)	$(739)	$(348)
Cross currency swap	Interest Expense	(80)	(85)	(239)	(121)
Foreign currency forward contracts	Revenue	—	—	(15)	—
Foreign currency forward contracts	Other income (expense)	—	—	(49)	—

		$(328)	$(272)	$(1,042)	$(469)

		Gain/(Loss) Recognized in Income on Derivatives
		(Ineffectiveness)
	Gain/(Loss)	Three months ended		Nine months ended
	Recognized in Income	May 31,		May 31,
$ in thousands	(Ineffectiveness)	2009	2008	2009	2008
Interest rate swap	Other income (expense)	$21	$33	$103	$(43)
Cross currency swap	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—	—

		$21	$33	$103	$(43)

Net Investment Hedging Relationships
          During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At May 31 and August 31, 2008, the fair value of the outstanding foreign currency contract was a derivative asset of less than $0.1 million and $0.1 million, respectively, with a corresponding unrealized gain in currency translation adjustment in accumulated other comprehensive income, net of related income tax effects of less than $0.1 million for both periods. During the first quarter of fiscal 2009, the Company settled its only outstanding Euro foreign currency forward contract for a gain of $0.5 million, net of related income tax effects, which was included in other comprehensive income as part of the currency translation adjustment. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At May 31,

2009, accumulated currency translation adjustment in AOCI reflected after-tax gains of $1.2 million, net of related income tax effects of $0.8 million related to settled foreign currency forward contracts. For the three months and nine months ended May 31, 2009 and 2008, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. At May 31, 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
Derivatives Not Designated as Hedging Instruments
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). At May 31, 2009 and 2008 and August 31, 2008, the Company had no undesignated hedges outstanding.
Derivatives Not Designated as Hedging Instruments

		Amount Gain/(Loss) Recognized in Income on Derivatives
	Location of	Three months ended		Nine months ended
	Gain/(Loss)	May 31,		May 31,
$ in thousands	Recognized in Income	2009	2008	2009	2008
Foreign currency forward contracts	Other income (expense)	$(78)	$—	$68	$—
(9) Fair Value Measurements
SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company effective September 1, 2008 for its financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis in the Company’s consolidated financial statements. The Financial Accounting Standards Board (the “FASB”) has provided for a one-year deferral of the implementation of this standard for certain nonfinanical assets and liabilities. Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
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

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63,212	$—	$—	$63,212
Derivative Assets	—	—	—	—
Derivative Liabilities	—	(2,699)	—	(2,699)
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.3 million and $0.3 million at May 31, 2009 and 2008, and August 31, 2008, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$—	$10	$—	$31
Interest cost	87	84	260	251
Net amortization and deferral	44	41	131	122

Total net periodic benefit cost	$131	$135	$391	$404

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
The following tables provide the changes in the Company’s product warranties:

	Three months ended
	May 31,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$1,598	$1,927
Liabilities accrued for warranties during the period	778	1,214
Warranty claims paid during the period	(689)	(834)

Product warranty accrual balance, end of period	$1,687	$2,307

	Nine months ended
	May 31,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$2,011	$1,644
Liabilities accrued for warranties during the period	2,164	2,310
Warranty claims paid during the period	(2,488)	(1,647)

Product warranty accrual balance, end of period	$1,687	$2,307

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
     Infrastructure: This segment includes the manufacture and marketing of movable barriers, specialty barriers and crash cushions, providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131.
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
          The Company had no single customer representing 10% or more of its total revenues during the three or nine months ended May 31, 2009 or 2008, respectively.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2009	2008	2009	2008
Operating revenues:
Irrigation	$66,362	$120,554	$200,750	$259,686
Infrastructure	18,216	23,008	62,095	68,222

Total operating revenues	$84,578	$143,562	$262,845	$327,908

Operating income:
Irrigation	$12,732	$26,409	$35,103	$52,098
Infrastructure	1,805	2,153	5,618	11,484

Segment operating income	14,537	28,562	40,721	63,582
Unallocated general and administrative expenses	(7,000)	(8,112)	(21,837)	(20,763)
Interest and other income, net	371	(142)	(1,661)	(488)

Earnings before income taxes	$7,908	$20,308	$17,223	$42,331

Total Capital Expenditures:
Irrigation	$702	$1,079	$4,673	$2,929
Infrastructure	270	2,672	1,475	8,091

	$972	$3,751	$6,148	$11,020

Total Depreciation and Amortization:
Irrigation	$1,079	$1,064	$3,330	$2,869
Infrastructure	1,527	1,284	4,587	3,778

	$2,606	$2,348	$7,917	$6,647

	May 31,	May 31,	August 31,
	2009	2008	2008
Total Assets:
Irrigation	$189,234	$198,124	$201,522
Infrastructure	115,086	103,362	125,355

	$304,320	$301,486	$326,877

(14) Share Based Compensation
The Company accounts for awards of share-based compensation in accordance with Statement of Financial Accounting Standards No. 123, (as revised in 2004), Share-Based Payment, (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.6 million and $1.1 million for the three months ended May 31, 2009 and 2008, respectively. Share-based compensation expense was $1.5 million and $2.4 million for the nine months ended May 31, 2009 and 2008, respectively.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements
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
          The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2008. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2009.
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

Results of Operations
For the Three Months ended May 31, 2009 compared to the Three Months ended May 31, 2008
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2009 and 2008. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,		Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$84,578	$143,562	(41.1)%
Cost of operating revenues	$63,509	$106,460	(40.3)%
Gross profit	$21,069	$37,102	(43.2)%
Gross margin	24.9%	25.8%
Operating expenses (1)	$13,532	$16,652	(18.7)%
Operating income	$7,537	$20,450	(63.1)%
Operating margin	8.9%	14.2%
Interest expense	$(465)	$(787)	(40.9)%
Interest income	$200	$346	(42.2)%
Other income (expense), net	$636	$299	112.7%
Income tax provision	$2,639	$6,201	(57.4)%
Effective income tax rate (3)	34.7%	34.6%
Net earnings	$5,269	$14,107	(62.6)%
Irrigation Equipment Segment
Segment operating revenues	$66,362	$120,554	(45.0)%
Segment operating income (2)	$12,732	$26,409	(51.8)%
Segment operating margin (2)	19.2%	21.9%
Infrastructure Products Segment
Segment operating revenues	$18,216	$23,008	(20.8)%
Segment operating income (2)	$1,805	$2,153	(16.2)%
Segment operating margin (2)	9.9%	9.4%

(1)	Includes $7.0 million and $8.1 million of unallocated general and administrative expenses for the three months ended May 31, 2009 and 2008, respectively.

(2)	Excludes unallocated general & administrative expenses.

(3)	Effective tax rate before discrete items. Discrete items include a tax benefit of $1.1 million for the three months ended May 31, 2008.
Revenues
Operating revenues for the three months ended May 31, 2009 decreased by $59.0 million to $84.6 million compared with $143.6 million for the three months ended May 31, 2008. The decrease is attributable to a $54.2 million decrease in irrigation equipment revenues and a $4.8 million decrease in infrastructure revenues.
          Domestic irrigation equipment revenues for the three months ended May 31, 2009 of $41.7 million decreased $37.4 million compared to the same period last year. The decline in domestic irrigation equipment revenues was mostly due to a decline in the number of systems shipped compared to the third quarter of fiscal 2008. Commodity prices improved during the fiscal third quarter with corn increasing approximately 25% and soybeans approximately 40% from March 2009 prices. Even with healthy increases in commodity prices, corn remained approximately 25% and soybeans were about 10% below prices at the end of the third quarter of fiscal 2008. In addition, USDA projections for 2009 Net Farm Income indicate a 20% decline when compared to 2008 estimates, although the projections remain 9% above the ten year average. According to USDA reports, farmers’ balance sheets remain strong and financing for irrigation equipment purchases remains available, yet most have remained conservative regarding capital equipment purchases. International irrigation equipment revenues for the three months ended May 31, 2009 of $24.7 million decreased 40% from $41.5 million as compared to the same prior year period. Exports were down in most regions driven by general economic conditions, lower commodity prices and funding availability in developing markets. Revenue from the Company’s international irrigation business units in Brazil, South Africa and France were also significantly lower as compared to the third quarter of fiscal 2008.
          Infrastructure products segment revenues for the three months ended May 31, 2009 of $18.2 million decreased $4.8 million from the same prior year period. The decrease in infrastructure revenues in the quarter is primarily attributable to revenues decreasing approximately 35% in the Company’s Diversified Manufacturing and Tubing business unit as compared to the third quarter of fiscal 2008. Revenues in this market decreased significantly due to lower sales of tubing to manufacturers of grain handling equipment, also affected by farmers’ sentiment regarding equipment purchases. BSI revenues were also lower in the third quarter as compared to the same quarter last year due to a lag in spending on government infrastructure projects.
Gross Margin
Gross profit was $21.1 million for the three months ended May 31, 2009, a decrease of $16.0 million as compared to the three months ended May 31, 2008. Gross margin was 24.9% for the three months ended May 31, 2009 compared to 25.8% for the same prior year period. Gross margin on irrigation products decreased during the quarter as compared to the three months ended May 31, 2008 resulting from significantly reduced factory volume. Infrastructure gross margin increased slightly due to a favorable shift in product mix.
Operating Expenses
The Company’s operating expenses of $13.5 million for the three months ended May 31, 2009 were $3.2 million lower than the same prior year period, reflecting significant reductions in personnel related expenses. In the third quarter, the Company continued to make appropriate reductions in staffing and other expenses. The Company believes it has right-sized the business for current market conditions and does not anticipate significant further reductions at this time.
Interest, Other Income (Expense), net and Taxes
Interest expense during the three months ended May 31, 2009 decreased by $0.3 million compared to the same prior year period. The decrease in interest expense is due to principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of the prior year’s third quarter compared to having no outstanding balances during the third quarter of fiscal 2009.
          Interest income for the three months ended May 31, 2009 of $0.2 million remained essentially flat compared to the prior year period.
          Other income, net during the three months ended May 31, 2009 increased by $0.3 million compared with the same prior year period. This primarily resulted from an increase in foreign currency transaction gains.
          The Company recorded income tax expense of $2.6 million for the three months ended May 31, 2009 compared to income tax expense of $6.2 million for the three months ended May 31, 2008. For the three months ended May 31, 2008, the Company recorded a discrete item resulting in $1.1 million of additional tax benefit due to the correction of previously recognized tax expense related to Section 162(m) of the Internal Revenue Code that had been incorrectly recorded.
Net Earnings
Net earnings were $5.3 million or $0.42 per diluted share for the three months ended May 31, 2009 compared with $14.1 million or $1.15 per diluted share for the same prior year period. The Company had operating income of $7.5 million for the three months ending May 31, 2009 compared to $20.5 million for the three months ending May 31, 2008, which reduction was due primarily to a decline in revenues and gross margins.

For the Nine Months Ended May 31, 2009 compared to the Nine Months Ended May 31, 2008

	Nine months ended		Percent
	May 31,		Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$262,845	$327,908	(19.8)%
Cost of operating revenues	$199,851	$241,472	(17.2)%
Gross profit	$62,994	$86,436	(27.1)%
Gross margin	24.0%	26.4%
Operating expenses (1)	$44,110	$43,617	1.1%
Operating income	$18,884	$42,819	(55.9)%
Operating margin	7.2%	13.1%
Interest expense	$(1,570)	$(2,207)	(28.9)%
Interest income	$741	$1,199	(38.2)%
Other income (expense), net	$(832)	$520	(260.0)%
Income tax provision	$5,482	$14,178	(61.3)%
Effective income tax rate (3)	34.7%	34.6%
Net earnings	$11,741	$28,153	(58.3)%
Irrigation Equipment Segment
Segment operating revenues	$200,750	$259,686	(22.7)%
Segment operating income (2)	$35,103	$52,098	(32.6)%
Segment operating margin (2)	17.5%	20.1%
Infrastructure Products Segment
Segment operating revenues	$62,095	$68,222	(9.0)%
Segment operating income (2)	$5,618	$11,484	(51.1)%
Segment operating margin (2)	9.0%	16.8%

(1)	Includes $21.8 million and $20.8 million of unallocated general and administrative expenses for the nine months ended May 31, 2009 and 2008, respectively.

(2)	Excludes unallocated general & administrative expenses.

(3)	Effective tax rate before discrete items. Discrete items include a tax benefit of $0.5 million for each of the nine month periods ended May 31, 2009 and 2008.
Revenues
Operating revenues for the nine months ended May 31, 2009 decreased by $65.1 million to $262.8 million compared with $327.9 million for the nine months ended May 31, 2008. The decrease is attributable to a $58.9 million decrease in irrigation equipment revenues and a $6.1 million decrease in infrastructure segment revenues.
          Domestic irrigation equipment revenues for the nine months ended May 31, 2009 of $128.6 million decreased $38.5 million compared to the same period last year. Strong first fiscal quarter domestic irrigation equipment revenues resulted from the sizeable order backlog for irrigation equipment which had existed at the end of fiscal 2008. However, the increased domestic irrigation equipment revenues in the first quarter were more than offset by the decrease in revenues in the second and third quarters due to factors discussed in the three month discussion above. International irrigation equipment revenues for the nine months ended May 31, 2009 decreased $20.4 million as compared to the first nine months of fiscal 2008. International irrigation also benefited from a strong first quarter as exports were up in all regions due to the high year-end backlog. The first quarter revenue from the Company’s business units in Brazil, South Africa, and France were also significantly higher as compared to the prior year’s first quarter. However, the first fiscal quarter increases in international irrigation equipment revenues were more than offset by lower second and third quarter revenues due to factors discussed in the three month discussion above.
Infrastructure products segment revenues of $62.1 million for the nine months ended May 31, 2009 represented a decrease of $6.1 million from the same prior year period. For the nine month period, revenue decreased at BSI by 23% due to less project oriented business while Snoline revenues increased 12% reflecting stronger sales of road-marking tape products and crash cushions in the European market.

Gross Margin
Gross profit for the nine months ended May 31, 2009 was $63.0 million, a decrease of $23.4 million as compared to the same prior year period. Gross margin percentage for the nine months ended May 31, 2009 decreased to 24.0% from the 26.4% achieved during the same prior year period. Gross margin on irrigation products decreased during the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008 resulting from reduced factory volume. Infrastructure margins decreased primarily due to the relatively greater decline in revenues from the sale of higher margin quick move barriers.
Operating Expenses
Operating expenses during the first three quarters of fiscal 2009 rose by $0.5 million or 1% from the same prior year period. The increase is primarily due to the inclusion of $1.8 million of incremental operating expenses at Watertronics, which was acquired in January of 2008, an additional $1.0 million of operating expenses related to increased facility costs and a system upgrade at BSI, and $0.7 million of incremental expenses for additional monitoring and remediation of an EPA work plan at the Company’s Lindsay, Nebraska facility in the first quarter of fiscal 2009. These increases were partially offset by lower personnel related costs. On an annualized basis, the personnel related expense reductions that have been made are estimated to be approximately $4.2 million, with most of the reductions having been realized in the first and second quarters of fiscal 2009.
Interest, Other Income (Expense), net, and Taxes
Interest expense during the nine months ended May 31, 2009 of $1.6 million decreased $0.6 million from the $2.2 million recognized during the same period of fiscal 2008. The decrease in interest expense is due to principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of the prior year’s second and third quarter compared to having no outstanding balances during the first nine months of fiscal 2009.
          Interest income during the nine months ended May 31, 2009 decreased by $0.5 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
          Other expense, net during the nine months ended May 31, 2009 increased by $1.4 million when compared with the same prior year period. This primarily resulted from foreign currency transaction losses realized from the volatility of exchange rates during the first nine months of fiscal 2009.
          The Company recorded income tax expense of $5.5 million and $14.2 million for the nine months ended May 31, 2009 and 2008, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.7% and 34.6% for the nine months ended May 31, 2009 and 2008, respectively. For the nine months ended May 31, 2009, the Company recorded two discrete items that reduced income tax expense for the period. The first item was a benefit of $0.1 million due to the reversal of previously recorded liabilities for uncertain tax positions recorded under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.4 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the nine months ended May 31, 2008, the Company recorded a discrete item resulting in $0.5 million of additional tax benefit due to the correction of previously recognized tax expense related to Section 162(m) of the Internal Revenue Code that had been incorrectly recorded.
Net Earnings
Net earnings were $11.7 million or $0.94 per diluted share for the nine months ended May 31, 2009 compared with $28.2 million or $2.29 per diluted share for the same prior year period. The Company’s operating income fell to $18.9 million for the nine months ended May 31, 2009 compared to $42.8 million for the first three quarters of fiscal 2008 due primarily to a decline in revenues, decline in gross margins, and higher operating costs.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under four credit arrangements that are described in Note 7 of the condensed consolidated financial statements.

          The Company’s cash and cash equivalents totaled $63.2 million at May 31, 2009 compared with $19.1 million at May 31, 2008 and $50.8 million at August 31, 2008.
          The Company currently maintains two bank lines of credit with Wells Fargo, N.A. and Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). As of May 31, 2009 and 2008 and August 31, 2008, there was no outstanding balance on the Revolving Credit Agreement.
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
          The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.3 million as of May 31, 2009, for working capital purposes (the “Euro Line of Credit”). As of May 31, 2009 and 2008 and August 31, 2008, there was $1.6 million, $1.5 million and $1.8 million, respectively, outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 2.4% at May 31, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
          The Company also has two term loan arrangements that it used to finance previous acquisitions. The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that commenced in September, 2006. The BSI Term Note is due in June of 2013.
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
          The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio and a current ratio (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At May 31, 2009, the Company was in compliance with all loan covenants.
          In light of the relatively recent and ongoing significant changes in credit market liquidity and the general slowdown in the global economy, the Company still believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. In addition, risk of receivable collectability has increased as global economic conditions have softened. In response, the Company continuously monitors the receivable portfolio and takes aggressive collection actions when required.
          Cash flows provided by operations totaled $24.3 million during the nine months ended May 31, 2009 compared to $3.6 million used in operations during the same prior year period. Cash provided by operations improved $27.9 million due to a decrease in cash used for working capital items resulting from lower business activities, and an increase in cash provided by noncurrent assets and liabilities, partially offset by a decrease in cash provided from net income.
          Cash flows used in investing activities totaled $5.3 million during the nine months ended May 31, 2009 compared to cash flows used in investing activities of $4.4 million during the same prior year period. Cash used for investing activities in 2009 included $6.1 million used for the purchase of property, plant and equipment partially offset by proceeds of $0.9 million from the settlement of a net investment hedge. Cash used in investing activities in 2008 included $21.0 million for the acquisition of a business in the second quarter of fiscal 2008, $13.9 million for the purchase of marketable securities and $11.0 million for the purchase of property, plant and equipment. Cash used in 2008 was partially offset by proceeds of $41.5 million from maturities of marketable securities. Capital expenditures for fiscal 2009, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $9.0 to $10.0 million. The planned expenditures include equipment for the planned start-up in China, manufacturing equipment replacement, tooling, equipment, and facilities for identified efficiency improvements, and leasehold improvements for the new Omaha office. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
          Cash flows used in financing activities totaled $6.5 million during the nine months ended May 31, 2009 compared to cash flows provided by financing activities of $5.2 million during the same prior year period. The increase in cash used in financing activities was primarily due to a $7.2 million decrease in excess tax benefits from stock-based compensation and a $4.2 million decrease in proceeds from the issuance of common stock under the stock compensation plan.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.
Market Conditions and Fiscal 2009 Outlook
During the first three quarters of fiscal 2009, the Company continued to be faced with global recessionary concerns, lower agricultural commodity prices and instability in the global financial markets that have impacted our customers and our suppliers. These factors have impacted potential customers’ willingness to invest in agricultural irrigation equipment, and impacted government agencies’ ability to fund road and bridge infrastructure projects in the near-term. Agricultural conditions have changed from the same time last year, as commodity prices for corn have decreased approximately 25%, soybeans have decreased approximately 10% and wheat prices have decreased approximately 20%. Economic conditions for U.S. farmers have been difficult during fiscal 2009 driven by the worldwide economic crisis. The February 12, 2009, USDA projections for 2009 Net Farm Income show a 20% decline when compared to the 2008 estimate, although at $71.2 billion 2009 projections are 9% above the ten year average. Although agricultural commodity prices improved during the fiscal third quarter, farmers remained cautious about making investments in capital goods. Farmers have been driven to analyze their production costs and capital investments carefully and have remained cautious awaiting clearer indications of improving farm economics. As farmers become more confident in their income potential, the Company expects to see increased investment in improving farm efficiency. In the infrastructure segment, government spending on highway infrastructure projects also improved during the third quarter of fiscal 2009, however the stimulus funds have had less of an impact on demand to-date than expected. The Company has also responded to the contracted market activities with reductions in its workforce and overall spending in all of its operations.
          As of May 31, 2009, the Company had an order backlog of $40.2 million compared with $84.4 million at May 31, 2008 and $92.3 million at August 31, 2008. The backlog at May 31, 2009, includes approximately $19.0 million of quick move barrier for the road project in Mexico City that was previously disclosed during the second quarter of fiscal 2009. This project has been delayed pending resolution of issues between the contractor and the local government. At this point, the Company cannot estimate when or if the issues between the contractor and the local government will be resolved.
          The global drivers of increasing food production, improving water-use efficiency, expanding biofuel production, expanding interest in reducing environmental impacts and improving transportation infrastructure, continue to be drivers of demand for the Company’s products and the Company believes that its current financial resources and capabilities are sufficient to weather the current economic instability. In addition, the Company’s focus on improving cash flow has resulted in increasing cash and cash equivalents by $44.1 million to $63.2 million compared with the third quarter of last year, as well as reducing debt by $6.2 million over the same period.
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
          In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP SFAS 157-4 amends SFAS No. 157, Fair Value Measurements to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 will be effective for the Company’s fiscal year ending August 31, 2009. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for the Company’s fiscal year ending August 31, 2009. This pronouncement will result in enhanced disclosures in the Company’s future reports, but is not expected to have an impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141R-1”). This FSP amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 will be effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. The Company will assess the effect of this pronouncement on any future acquisitions by the Company as they occur.
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for the Company for its fiscal year ending August 31, 2009. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for the Company for its fiscal year beginning September 1, 2009. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk
The Company uses certain financial derivatives in accordance with its policies to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company also monitors counter-party credit risk associated with its derivative instruments. The counter-party credit risk under these interest rate and foreign currency agreements is not considered to be significant.
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
          In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of its fiscal 2009, the Company settled its one outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations under the provisions of SFAS No. 133. At May 31, 2009, the Company had no outstanding Euro foreign currency forward contracts designated as hedges of net investments in foreign operations.
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
ITEM 4 – Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2009.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these chemicals to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants are in the process of developing a supplemental remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned wells that pump and aerate it. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2009, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.0 million, $0.3 million and $0.3 million at May 31, 2009 and 2008, and August 31, 2008, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
ITEM 1A – Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2008.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended May 31, 2009; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 – Exhibits

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2		Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1		Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July 2009.

LINDSAY CORPORATION

By:	/s/ DAVID B. DOWNING
Name:	David B. Downing
Title:	Chief Financial Officer and President International Division