Form 10-K
period 2009-08-31
LINDSAY CORP
filed 2009-11-10
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Corporation
(Exact name of registrant as specified in its charter)

Delaware	47-0554096

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 North 111th Street, Omaha, Nebraska	68164

(Address of principal executive offices)	(Zip Code)
402-829-6800
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. (Symbol LNN)
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act). Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 27, 2009 was $294,744,200.
As of November 6, 2009, 12,410,448 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the Registrant’s 2010 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I
ITEM 1 — Business
INTRODUCTION
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the acquisition of Watertronics, Inc. in January 2008, the Company entered the market for water pumping stations and controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note R to the consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the southern African market. Lindsay (Tianjin) Industry Co., Ltd., located in China, was organized in June 2009 and manufactures and markets irrigation equipment for the Chinese market. In addition, the Company leases office space in Beijing, China and leases a warehouse facility in Dalian, China.
     Watertronics, LLC (“Watertronics”) located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
     Lindsay has two additional irrigation operating subsidiaries. Irrigation Specialists, Inc. (“Irrigation Specialists”) is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc. (“LTI”), located in Lindsay, Nebraska, primarily provides delivery of irrigation equipment in the U.S.
     Barrier Systems, Inc. (“BSI”), located in Rio Vista, California, manufactures moveable barrier products, specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by the Company in June 2006. In November 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. through a wholly owned subsidiary of BSI. The assets acquired primarily relate to patents that enhance the Company’s highway safety product offering globally.
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
     The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application. These systems allow growers to monitor their pivot system, accumulate data on the operation of the system, and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the GrowSmart brand and product name FieldNET.
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
Markets — Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield.
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
     International Market — Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil, South Africa and China as well as sales operations in Australia, New Zealand, Central America and the Middle East serving the key European, South American, African, Chinese, Australian/New Zealand, Central American and Middle Eastern markets, respectively. The Company also exports some of its equipment from the U.S. to other international markets. The majority of the Company’s U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
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
     Competition — The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary domestic manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to irrigation totaled approximately $3.0 million, $3.6 million, and $3.0 million for fiscal years 2009, 2008, and 2007, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.
INFRASTRUCTURE SEGMENT
Products — Quickchange Moveable Barrier™ — The Company’s Quickchange Moveable Barrier™ (“QMB™”) system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.
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

     These systems have been in use for over 25 years. Significant progress has been made introducing the products into international markets in recent years. Typical sales for a highway safety or road improvement project range from $2.0-$20.0 million, making them significant capital investments.
Crash Cushions and End Terminals — BSI and Snoline offer a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-B_NR™, ABSORB 350® and Walt™. In addition to these products the Company also offers guardrail end terminal products such as the X-Tension™ and TESI® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.
Specialty Barriers — BSI and Snoline also offer specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is becoming an area of focus for reducing a significant number of injuries.
Road Marking and Road Safety Equipment — Snoline also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. BSI also manages an ISO 17025 certified testing laboratory, Safe Technologies, Inc., that performs full-scale impact testing of highway safety products in accordance with both the National Cooperative Highway Research Program (“NCHRP”) Report 350 and to the European Norms (EN1317) for these types of products. The NCHRP 350 guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.
Other Products — The Company’s Diversified Manufacturing and Tubing business unit (“Diversified Manufacturing”) manufactures and markets large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies. Each benefit from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.
Markets — BSI’s and Snoline’s primary market includes moveable concrete barriers, delineation systems, guardrails and similar protective equipment. The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and the purchase of right-of-ways for roadway expansion and development of technologies for relief of roadway congestion. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.
     The European market is presently very different from country to country, but the standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. This will also be influenced by the European Union’s prevention program which has the goal to lower fatalities by 50% by 2010.
Competition — The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.0 million, $2.8 million and $1.7 for fiscal years 2009, 2008 and 2007, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB™ system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.
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

	For the years ended August 31,
$ in millions	2009		2008		2007
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$200.6	60	$309.2	65	$192.5	68
Europe, Africa, Australia & Middle East	88.3	26	104.2	22	57.4	20
Mexico & Latin America	27.5	8	42.2	9	19.4	7
Other International	19.8	6	19.5	4	12.6	5

Total Revenues	$336.2	100	$475.1	100	$281.9	100

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
CUSTOMERS
The Company is not dependent for a material part of either segment’s business upon a single customer or upon a limited number of customers. The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ORDER BACKLOG
As of August 31, 2009, the Company had an order backlog of $43.6 million, a decrease of 53% from $92.3 million at August 31, 2008. The Company expects that the existing backlog of orders will be filled in fiscal 2010.
     Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer’s firm order. Irrigation equipment orders from U.S. dealers are generally accompanied with a down payment unless they are purchased through one of the Company’s preferred vendor financing programs. Irrigation equipment orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company’s international irrigation manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.
     Generally, the company manufactures or purchases the components for its infrastructure equipment, excluding QMB™ systems, from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international distributor’s firm order. The Company manufactures or purchases the components for its QMB™ systems once a contract has been signed. Generally, QMB system contracts require a down payment before manufacturing of the QMB system will begin.
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
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2009, 2008, and 2007 were $10.5 million, $14.1 million and $14.6 million, respectively. Capital expenditures for fiscal 2010, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $8.5 to $9.5 million. The planned expenditures include equipment for the continued start-up in China, manufacturing equipment replacement, tooling, equipment, and facilities for identified efficiency improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
PATENTS, TRADEMARKS, AND LICENSES
Lindsay’s Zimmatic, Greenfield, GrowSmart, Quickchange Moveable Barrier, ABSORB 350, TAU, Universal TAU-II, TAU-B_NR, X-Tension, CableGuard, TESI, SAB, ArmourGuard, PaveGuard DR46, U-MAD, and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.
EMPLOYEES
The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2009, 2008, and 2007 were 766, 1,239 and 899, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.
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
     In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay,

Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the first and fourth quarters of fiscal 2009, the Company accrued incremental costs of $0.7 million and $0.4 million, respectively, for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.3 million and $0.3 million at August 31, 2009 and 2008, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that testing may indicate additional remediation is required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
SUBSIDIARIES
The Company’s primary wholly-owned operating subsidiaries include the following: Lindsay Manufacturing, LLC, Lindsay Transportation, Inc., Watertronics, LLC, Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., Lindsay Manufacturing Africa (PTY) Ltd., Lindsay (Tianjin) Industry Co., Ltd., Barrier Systems, Inc., and Snoline S.P.A.
     Lindsay Manufacturing, LLC and its predecessor, Lindsay Manufacturing Co., have manufactured and marketed irrigation equipment for the North American market and international export market since 1955. Lindsay Manufacturing, LLC also manufactures certain products for the infrastructure segment including the Company’s outsource manufacturing operation. Lindsay Manufacturing, LLC operates its primary manufacturing facility in Lindsay, Nebraska and a separate facility in Omaha, Nebraska.
     Lindsay Transportation, Inc. was formed in 1975. It owns approximately 100 trailers and, through the leasing of tractors and arranging with independent drivers, supplies the ground transportation in the United States and Canada for the Company’s products and the bulk of its incoming raw materials, and hauls other products for third parties on backhauls.
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
     Lindsay (Tianjin) Industry Co., Ltd., located in China, was organized in June 2009 and manufactures and markets irrigation equipment for the Chinese market.
     Barrier Systems, Inc. is located in Rio Vista, California and manufactures its moveable barrier products along with other specialty barriers and crash cushions. BSI has been in business since 1984 and was acquired by Lindsay in June 2006.
     Snoline, S.P.A. is located in Milan, Italy and manufactures and markets road safety and road marking equipment for use on roadways. Snoline has been in business since 1955 and was acquired by Lindsay in December 2006.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
The Company’s primary production facilities are located in the United States, but it also has smaller production facilities in France, Brazil, South Africa, China and Italy. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries, which are approximately 18% of total consolidated Company sales in fiscal 2009, are conducted in local currencies.

     A portion of the Company’s cash flow is derived from sales and purchases denominated in currencies other than the designated functional currency. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. Also, in conjunction with the acquisition of Snoline in December 2006, the Company entered into a cross currency swap to hedge both foreign currency and interest rate risk related to the long-term note held by Snoline.
     In addition to the transactional foreign currency exposures mentioned above, the Company also has translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars. In order to reduce this translation exposure, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. For information on the Company’s foreign currency risks, see Item 7A of Part II of this report.
INFORMATION AVAILABLE ON THE LINDSAY WEBSITE
The Company makes available free of charge on its website, through a link to the Securities and Exchange Commission (SEC) website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website:
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
New York Stock Exchange Certification
On February 23, 2009, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date. This certification made by the CEO is an annual certification required by the New York Stock Exchange.

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
The Company’s international equipment sales are highly dependent on foreign market conditions. For the fiscal year ended August 31, 2009, approximately 40% of the Company’s consolidated revenues were generated from international sales. Specifically, international revenues are primarily generated in Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.
Compliance with applicable environmental and health and safety regulations or standards may require additional capital and operational expenditures. Like other manufacturing concerns, the Company is subject to numerous laws and regulations which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. Compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note O to the Company’s consolidated financial statements.
The Company’s sales and access to credit may be negatively affected by current economic conditions. The ongoing instability in U.S. and international financial and credit markets along with the resulting global recessionary concerns has, and is expected to continue to, adversely affect the ability of farmers and government agencies to buy and finance irrigation equipment and highway infrastructure equipment. It is not certain how long these factors may affect demand for the Company’s products. Disruptions in the financial and credit markets could also restrict the Company’s ability to access credit financing under its existing credit facilities or to obtain additional financing.

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
     In the fourth quarter of fiscal 2009, the Company purchased a facility that will primarily serve as a manufacturing location for infrastructure products. The 83,000 square foot facility is located on approximately six acres in Omaha, Nebraska. In addition, the Company continues its month to month lease of approximately 13,000 square feet of manufacturing space in Omaha, Nebraska where it produces certain products for the infrastructure segment. The Company expects to terminate the lease by the end of the 2009 calendar year after it has transitioned into the new facility. The Company also leases approximately 29,500 square feet of office space in Omaha, Nebraska where it maintains its executive offices as well as its domestic and international sales, marketing offices and engineering laboratory space. The lease expires in February 2019.

     Lindsay Europe SAS owns a manufacturing plant located in La Chapelle, France where it manufactures irrigation products for European markets. This facility consists of three separate buildings containing approximately 72,000 square feet of usable space situated on approximately 3.5 acres.
     Lindsay America do Sul, Ltda. leases a manufacturing plant located in Mogi-Mirim, Sao Paulo, Brazil where it manufactures irrigation products for South American markets. This facility consists of two buildings containing approximately 67,000 square feet of usable space. The lease on this facility expires in December 2013.
     Lindsay Manufacturing Africa (PTY) Ltd. currently leases a manufacturing facility in Paarl, South Africa where it manufactures irrigation products for the southern African markets. The facility contains a total of 61,000 square feet of usable space. The lease on the facility expires in 2012 and may be canceled by Lindsay Manufacturing Africa (PTY) Ltd. prior to that time upon six months notice.
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
     Lindsay (Tianjin) Industry Co., Ltd. currently leases a manufacturing facility in Tianjin, China where it manufactures irrigation products for the Chinese markets. The facility contains a total of 57,000 square feet of leased space and the lease expires in May 2013. In addition, the Company also leases office space in Beijing, China and a warehouse facility in Dalian, China for its irrigation business. The Beijing lease expires in 2010 and may be canceled prior to that time upon a three-month notice. The Dalian lease expires in 2010 and will be extended for one year automatically and continuously, unless one-month written notice is given prior to the contract expiration.
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

ITEM 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to the vote of security holders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT
The executive officers and significant employees of the Company, their ages, positions and past five years experience are set forth below. All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer.

	Age	Position
Richard W. Parod	56	President and Chief Executive Officer
Thomas D. Spears	46	President — Infrastructure Business
David B. Downing	54	CFO and President — Lindsay International
Barry A. Ruffalo	39	President — North American Irrigation
Tim J. Paymal	35	Vice President and Chief Accounting Officer
Dan G. Keller*	50	Vice President — Human Resources
Mark A. Roth*	34	Vice President — Corporate Development and Treasurer
Lori L. Zarkowski*	34	Corporate Controller
Douglas A. Taylor*	46	Vice President and Chief Information Officer
Eric R. Arneson*	35	Vice President, General Counsel and Secretary

*	The employee is not an executive officer of the Registrant.
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
     Mr. Thomas D. Spears, joined the Company in June 2009 as President of the Infrastructure Business of the Company. Prior to joining Lindsay and since 1998, Mr. Spears was employed by Valmont Industries, Inc., most recently as Group President of North American Engineered Structures, Specialty Structures and Coatings businesses. From January 1993 to June 1998 Mr. Spears held various positions of increasing responsibility with Emerson Electric Corporation, most recently as the President of Rosemount Analytical Uniloc Division. Prior to that time and since August 1982, Mr. Spears held various positions of increasing responsibility with General Motors Corporation, most recently as a Senior Manufacturing Engineer and Program Manager.
     Mr. David B. Downing is Chief Financial Officer and President — International of the Company and has held such positions since March 2009 and March 2008, respectively. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such position since August 2004, when he joined the Company. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, IL, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.
     Mr. Barry A. Ruffalo is President of North America Irrigation of the Company and has held such position since March 2007, when he joined the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.
     Mr. Tim J. Paymal is Vice President and Chief Accounting Officer (“CAO”) of the Company. Mr. Paymal joined Lindsay in January 2005 as Corporate Controller and was promoted to Vice President and Chief Accounting Officer in April 2008. Prior to that time and since 1996, Mr. Paymal was most recently an Audit Senior Manager with Deloitte & Touche LLP.
     Mr. Dan G. Keller is Vice President of Human Resources of the Company and has held such position since April 2008, when he joined the Company. Prior to joining Lindsay and since December 2006, Mr. Keller was a

Director of Human Resources for Johnson & Johnson. Prior to that time and since June 1994, Mr. Keller was with Pfizer Inc., the last seven years as a Director of Human Resources.
     Mr. Mark A. Roth is Vice President of Corporate Development and Treasurer of the Company. Mr. Roth joined Lindsay in 2004, as Director of Corporate Development and was promoted to Vice President of Corporate Development in March 2007, adding Treasurer to his role in April 2008. From March 2001 through 2004 when he joined the Company, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund. From January 1998 through February 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.
     Ms. Lori L. Zarkowski is Corporate Controller of the Company, and has held such position since April 2008. Ms. Zarkowski joined Lindsay in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to joining the Company and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.
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
     Mr. Eric R. Arneson is Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008. Prior to joining Lindsay and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.
PART II
ITEM 5 — Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol “LNN”. As of September 30, 2009, there were approximately 173 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low stock price and dividends paid per share:

	Fiscal 2009 Stock Price			Fiscal 2008 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$97.80	$33.02	$0.075	$54.43	$38.92	$0.070
Second Quarter	43.22	24.00	0.075	81.34	52.66	0.070
Third Quarter	41.52	20.89	0.075	131.14	64.81	0.070
Fourth Quarter	47.02	29.71	0.080	130.49	73.21	0.075
Year	$97.80	$20.89	$0.305	$131.14	$38.92	$0.285
Purchases of equity securities by the issuer and affiliated purchases — The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2009; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Selected Financial Data

	For the Years Ended August 31,
in millions, except per share amounts	2009	2008	2007	2006	2005
Operating revenues (1)	$336.2	$475.1	$281.9	$226.0	$177.3
Gross profit	80.6	123.8	69.7	48.2	33.6
Operating expenses	58.2	61.6	46.0	32.7	28.1
Operating income	22.4	62.2	23.8	15.5	5.5
Net earnings	13.8	39.4	15.6	11.7	4.8
Net diluted earnings per share	1.11	3.20	1.31	1.00	0.41
Cash dividends per share	0.305	0.285	0.265	0.245	0.225
Property, plant and equipment, net	59.6	57.6	44.3	27.0	17.3
Total assets	307.9	325.9	242.2	192.2	134.8
Long-term obligations	19.5	25.6	31.8	25.7	—
Return on sales	4.1%	8.3%	5.5%	5.2%	2.7%
Return on beginning assets (2)	4.2%	16.3%	8.1%	8.7%	3.5%
Diluted weighted average shares	12.461	12.324	11.964	11.712	11.801

(1)	Fiscal 2008 includes the operating results of Watertronics, LLC, which was acquired in the second quarter of fiscal 2008. Fiscal 2007 includes the operating results of Snoline S.P.A., which was acquired in the second quarter of fiscal 2007. Fiscal 2006 includes the operating results of Barrier Systems, Inc., which was acquired in the fourth quarter of fiscal 2006.

(2)	Defined as net earnings divided by beginning of period total assets.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements — This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2010 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Overview
The Company manufactures and markets Zimmatic, Greenfield, Stettyn, and Perrot center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisition of Watertronics in January 2008, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has irrigation production facilities in France, South Africa, Brazil, China and Hartland,

Wisconsin, USA. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its wholly-owned subsidiaries BSI (located in Rio Vista, California) and Snoline (located in Milan, Italy). In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies.
     Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, crop yields, weather, environmental regulations, availability of financing and interest rates. Significantly lower crop prices, lower U.S. Department of Agriculture (“USDA”) projected Net Farm income, and declining farmer sentiment created unfavorable market conditions for domestic irrigation equipment sales during fiscal 2009. International sales were primarily influenced by the same factors affecting the domestic market. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.
     The Company will continue to focus on opportunities for growth both organically and through acquisitions. On January 24, 2008, the Company completed the acquisition of Watertronics. The acquisition reflects the execution of the Company’s strategy to grow its irrigation business with additional proprietary irrigation products. On November 9, 2007, the Company completed the acquisition of certain assets of Traffic Maintenance Attenuators, Inc. and Albert W. Unrath, Inc. In addition, on August 28, 2009, the Company completed the acquisition of certain assets of GE Transportation Systems Global Signaling, LLC. The Company sees opportunities to create shareholder value through the acquisition of product line extensions that will enhance the Company’s highway safety product offering, globally.
     Since 2001, the Company has added the operations in Europe, South America, South Africa and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. As a result, none of the international operations has achieved the operating margin of the United States based irrigation operations.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R became effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009.
     In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. SFAS 142-3 will be effective for the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect this pronouncement to have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 became effective for the Company’s fiscal year ended August 31, 2009. This pronouncement resulted in enhanced disclosures in the Company’s reports, but did not have an impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141R-1”). This FSP amends and clarifies SFAS No. 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5,

Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. The Company will assess the effect of this pronouncement on future acquisitions by the Company as they occur.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 became effective for the Company for its fiscal year ended August 31, 2009. This pronouncement resulted in enhanced disclosures in the Company’s reports, but did not have an impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements that the Company will issue for interim and annual periods ending after September 15, 2009. The adoption of this guidance will change the way the Company references various elements of GAAP when preparing the financial statement disclosures, but will not have an impact on the Company’s consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. This would be effective for the Company beginning in the second quarter of its fiscal year 2010. The Company is assessing the impact of ASU 2009-05 on its consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the impact that the adoption of this standard will have on its consolidated financial statements.
Critical Accounting Policies and Estimates
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant facts and circumstances. Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes to the Company’s critical accounting policies during fiscal 2009.
     Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:
Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, BSI, Watertronics, China and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

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
Results of Operations
The following “Fiscal 2009 Compared to Fiscal 2008” and the “Fiscal 2008 Compared to Fiscal 2007” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note R to the consolidated financial statements.
Fiscal 2009 Compared to Fiscal 2008
The following table provides highlights for fiscal 2009 compared with fiscal 2008:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$336,228	$475,087	(29.2)%
Cost of operating revenues	$255,597	$351,255	(27.2)%
Gross profit	$80,631	$123,832	(34.9)%
Gross margin	24.0%	26.1%
Operating expenses (1)	$58,214	$61,593	(5.5)%
Operating income	$22,417	$62,239	(64.0)%
Operating margin	6.7%	13.1%
Interest expense	$(2,030)	$(3,035)	(33.1)%
Interest income	$934	$1,735	(46.2)%
Other income (expense), net	$(782)	$172	(554.7)%
Income tax provision	$6,716	$21,706	(69.1)%
Effective income tax rate	32.7%	35.5%
Net earnings	$13,823	$39,405	(64.9)%
Irrigation Equipment Segment (See Note R)
Operating revenues	$255,507	$374,906	(31.8)%
Operating income (2)	$35,504	$66,848	(46.9)%
Operating margin (2)	13.9%	17.8%
Infrastructure Products Segment
Operating revenues	$80,721	$100,181	(19.4)%
Operating income (2)	$(36)	$9,624	(100.4)%
Operating margin (2)	0.0%	9.6%

(1)	Includes $13.1 million and $14.2 million of unallocated general and administrative expenses for fiscal 2009 and fiscal 2008, respectively.

(2)	Excludes unallocated corporate general and administrative expenses. Beginning in fiscal 2009, segment-specific general & administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.
Revenues
Operating revenues for fiscal 2009 decreased by $138.9 million or 29% from fiscal 2008. This decrease was attributable to a 32% decrease in irrigation equipment revenues and a 19% decrease in infrastructure product revenues.
     Domestic irrigation revenues decreased $81.1 million or 34% compared to fiscal 2008. The decline in domestic irrigation equipment revenues was mostly due to a decline in the number of systems shipped compared to fiscal 2008. The Company has generally not reduced prices for its irrigation equipment in order to maintain sales volume or market share. Near-record projected harvests have continued to keep commodity prices lower than last year.

Commodity prices for corn, soybeans, and wheat were lower when compared to the same time last year. USDA projections for 2009 Net Farm Income show a 38% decline when compared to 2008 estimates and 15% below the ten year average. Throughout the traditional selling season in fiscal 2009, and in the typically slower fourth quarter, farmers remained cautious about making investments in capital goods. International irrigation revenues decreased $38.3 million or 28% compared to fiscal 2008. Export shipments decreased to Australia, Central America, Mexico and the Mideast, but were partially offset by increased exports to China. The net decrease in export irrigation sales was driven by general economic conditions, lower commodity prices and funding availability in developing markets. Revenue from the Company’s international irrigation business units in Brazil, South Africa, and France were also significantly lower as compared to fiscal 2008 for similar reasons. While global farmer sentiment regarding capital goods purchases was impacted by general economic conditions and lower commodity prices, the long-term market drivers remain positive. A growing world-wide population, the benefits of mechanized irrigation in expanding yields and improving water use efficiencies remain a very compelling proposition for farmers
     Infrastructure products segment revenues decreased by $19.5 million or 19% compared to the prior fiscal year. The decrease in infrastructure revenues is primarily attributable to revenues decreasing approximately 32% and 21% in the Company’s BSI and Diversified Manufacturing business units, respectively. The decrease in revenues for BSI was due to lower sales of moveable barrier projects compared to fiscal 2008. While BSI had anticipated significant revenues in 2009 from an order for a large road project in Mexico City, this project was delayed and is now expected to generate those revenues in fiscal 2010. Road infrastructure projects from Federal stimulus funds have been implemented, but it appears that those projects have had minimal incremental effect on demand as States have faced reduced tax revenues, resulting in curtailing other planned infrastructure projects. In addition, the early stimulus funds have been applied to “shovel ready” maintenance projects, versus more significant road widening or new road construction projects, which are more likely to use the Company’s moveable barrier and crash cushion products. The decrease in revenues for the Diversified Manufacturing business unit was due to lower sales of tubing to manufacturers of grain handling equipment, also affected by farmers’ sentiment regarding equipment purchases. Diversified Manufacturing revenues were also lower on shipments of railroad signaling structures sold to GE Transportation Systems. During the fourth quarter of fiscal 2009, the Company purchased this product line from GE Transportation Systems and is transitioning from contract manufacturing these products to direct sales to the railroads. As this change is fully implemented, the Company’s management expects this to improve gross margins in the Diversified Manufacturing business unit.
Gross Margin
Gross profit was $80.6 million for fiscal 2009 a decrease of $43.2 million compared to fiscal 2008. Gross margin was 24.0% for fiscal 2009 compared to 26.1% for the prior fiscal year. Manufacturing efficiency decreased on irrigation products during fiscal 2009 resulting from significantly reduced factory volume. Gross margin on infrastructure products decreased primarily as a result of unfavorable product mix, manufacturing variances on lower volume, and higher steel costs.
Operating Expenses
The Company’s operating expenses of $58.2 million for fiscal 2009 decreased $3.4 million as compared to fiscal 2008. The decrease in operating expenses for fiscal 2009 was primarily attributable to lower personnel related costs.
Interest, Other Income (Expense), net
Interest expense for fiscal 2009 of $2.0 million decreased by $1.0 million compared to the prior fiscal year. The decrease in interest expense is due to principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of fiscal 2008 compared to having no outstanding balances during fiscal 2009.
     Interest income for fiscal 2009 decreased by $0.8 million compared to fiscal 2008. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
     Other expense, net during fiscal 2009 increased by $1.0 million compared with the same prior year period. This primarily resulted from foreign currency transaction losses realized from the volatility of exchange rates during fiscal 2009.
Taxes
The Company recorded income tax expense of $6.7 million and $21.7 million for fiscal 2009 and 2008, respectively. The effective tax rate was 32.7% and 35.5% for fiscal 2009 and 2008, respectively. The effective tax rate for the fiscal year 2009 was lower than the U.S. statutory tax rate primarily due to three items that reduced income tax expense for the period. The first item was a benefit of $0.1 million due to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.4 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision. The third item was a benefit of $0.4 million related to the section 199 domestic production activities deduction.
Net Earnings
Net earnings were $13.8 million or $1.11 per diluted share for fiscal 2009 compared with $39.4 million or $3.20 per diluted share for the same prior year period. The Company’s operating income fell to $22.4 million for fiscal 2009 compared to $62.2 million for fiscal 2008 due primarily to a decline in revenues and in gross margins, which were partially offset by lower operating costs.
Fiscal 2008 Compared to Fiscal 2007
The following table provides highlights for fiscal 2008 compared with fiscal 2007:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2008	2007	(Decrease)
Consolidated
Operating revenues	$475,087	$281,857	68.6%
Cost of operating revenues	$351,255	$212,125	65.6%
Gross profit	$123,832	$69,732	77.6%
Gross margin	26.1%	24.7%
Operating expenses (1)	$61,593	$45,973	34.0%
Operating income	$62,239	$23,759	162.0%
Operating margin	13.1%	8.4%
Interest expense	$(3,035)	$(2,399)	26.5%
Interest income	$1,735	$2,162	(19.8%)
Other income (expense), net	$172	$611	(71.8%)
Income tax provision	$21,706	$8,513	155.0%
Effective income tax rate	35.5%	35.3%
Net earnings	$39,405	$15,620	152.3%
Irrigation Equipment Segment (See Note R)
Operating revenues	$374,906	$216,480	73.2%
Operating income (2)	$66,848	$26,283	154.3%
Operating margin (2)	17.8%	12.1%
Infrastructure Products Segment
Operating revenues	$100,181	$65,377	53.2%
Operating income (2)	$9,624	$8,079	19.1%
Operating margin (2)	9.6%	12.4%

(1)	Includes $14.2 million and $10.6 million of unallocated general and administrative expenses for fiscal 2008 and fiscal 2007, respectively.

(2)	Excludes unallocated corporate general and administrative expenses. Beginning in fiscal 2009, segment-specific general & administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.
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
     International irrigation revenues increased $66.2 million or 95% over fiscal 2007, with the most significant demand growth in Australia, Brazil, China, Latin America and Europe. Higher commodity prices and expanded agricultural development in many regions had increased the demand for the Company’s yield-enhancing irrigation systems. The continued need to improve farm efficiency in food production has driven the expansion of the mechanized irrigation market globally.
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
Operating Expenses
The Company’s operating expenses for fiscal 2008 increased $15.6 million or 34% over the prior year. The increase in operating expenses for the year was primarily attributable to the inclusion of Watertronics, acquired in January 2008, a full year of Snoline operating expenses and higher personnel related expenses, resulting from adding personnel in key growth supporting positions in fiscal 2008.
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
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under four credit arrangements that are described below.
     The Company’s cash and cash equivalents totaled $85.9 million at August 31, 2009 compared with $50.8 million at August 31, 2008.
     The Company currently maintains two bank lines of credit with Wells Fargo, N.A. and Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company entered into an unsecured

$30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). As of August 31, 2009 and 2008, there was no outstanding balance on the Revolving Credit Agreement.
     Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 50 basis points. Interest is repaid on a monthly or quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.125% on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2010, which is the termination date of the Revolving Credit Agreement. The Company’s management expects to obtain a similar line of credit prior to termination.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.3 million as of August 31, 2009, for working capital purposes (the “Euro Line of Credit”). At August 31, 2009 there was no balance outstanding under the Euro Line of Credit. At August 31, 2008, there was $1.8 million outstanding on the Euro Line of Credit, which was included in notes payable on the consolidated balance sheets. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 1.93% at August 31, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
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
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio and a current ratio (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At August 31, 2009, the Company was in compliance with all loan covenants.
     The risk of receivable collectability has increased as global economic conditions have softened. In response, the Company continuously monitors the receivable portfolio and takes aggressive collection actions when required. In light of the ongoing significant changes in credit market liquidity and the general slowdown in the global economy, the Company still believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
     Cash flows provided by operations totaled $57.5 million during the fiscal year ended August 31, 2009 compared to $30.5 million provided by operations during the same prior year period. Cash provided by operations improved $27.0 million due to a decrease in cash used for working capital items resulting from lower business activities, and an increase in cash provided by noncurrent assets and liabilities, partially offset by a decrease in cash provided from net income.
     Cash flows used in investing activities totaled $12.7 million during the fiscal year ended August 31, 2009 compared to cash flows used in investing activities of $6.3 million during the same prior year period. Cash used for investing activities in 2009 included $10.5 million used for the purchase of property, plant and equipment and $3.1 million for the acquisition of a product line from GE Transportation Systems. Cash used in investing activities in 2008 included $21.0 million for acquisitions, $13.9 million for the purchase of marketable securities and $14.1 million for the purchase of property, plant and equipment. Cash used in 2008 was partially offset by proceeds of $41.5 million from maturities of marketable securities.
     Cash flows used in financing activities totaled $9.8 million during the fiscal year ended August 31, 2009 compared to cash flows provided by financing activities of $5.2 million during the same prior year period. The increase in cash used in financing activities was primarily due to a $6.9 million decrease in excess tax benefits from stock-based compensation, a $5.1 million decrease in proceeds from the issuance of common stock under the stock compensation plan and an increase in cash used of $2.7 million from net payments on revolving line of credit.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2009, the Company experienced volatility in pricing for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.
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

						More
$ in thousands	Note		Less than	2-3	4-5	than 5
Contractual Obligations	Reference	Total	1 Year	Years	Years	Years
Leases	O	$9,862	$2,087	$3,080	$1,752	$2,943
Term Note Obligation	L	25,625	6,171	12,342	7,112	—
Interest Expense	L	3,150	1,305	1,567	278	—
Unrecognized Tax Benefits (1)	E	1,464	—	—	—	1,464
Supplemental Retirement Plan	P	5,165	557	1,093	1,062	2,453

Total		$45,266	$10,120	$18,082	$10,204	$6,860

(1)	Future cash flows for unrecognized tax benefits reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of August 31, 2009. Amounts for which the year of settlement cannot be reasonably estimated have been included in the “More than 5 years” column.
Market Conditions and Fiscal 2010 Outlook
During the first quarter of fiscal 2009, the economic recession significantly affected farmers’ sentiment regarding capital investments, resulting in a dramatic decrease in irrigation equipment demand in the U.S. market, shortly followed by a similar decrease in the international markets. The September USDA projections for 2009 Net Farm Income show a 38% decline when compared to the 2008 estimate and 15% below the ten year average. Farmers have been driven to analyze their production costs and capital investments carefully and have remained cautious throughout the year awaiting clearer indications of improving farm economics. In the U.S. market, farmers typically purchase irrigation equipment in the late winter or early spring, in advance of planting. Because of that seasonal buying pattern and heavy dependence on the U.S. market, the outlook for fiscal year 2010 remains uncertain at this time. However, in the long term, as farmers become more confident in their income potential, the Company expects to see increased investment in improving farm efficiency.
     In the infrastructure segment, additional projects have resulted from the federal stimulus package; however, future projects may be impacted by the uncertainty surrounding the passage of a new federal highway bill. As a result, demand for the Company’s road safety products remains unclear at this time. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market and that additional funding will be required for infrastructure development and maintenance in the future. While the Company has responded to the contracted market activities with reductions in its workforce and overall spending in all of its operations, it expects that it will be able to meet demand as markets improve.
     As of August 31, 2009, the Company had an order backlog of $43.6 million compared with $92.3 million at August 31, 2008. The backlog at August 31, 2009, includes approximately $19.0 million of quick move barrier for the previously disclosed road project in Mexico City. During the fourth quarter of fiscal 2009, the initial deposit was received for the Mexico City road project and work started on the project.
     The global drivers of increasing food production, improving water-use efficiency, expanding biofuel production, expanding interest in reducing environmental impacts and improving transportation infrastructure, continue to be drivers of demand for the Company’s products and the Company believes that its current financial resources and capabilities are sufficient to weather the current economic instability. In addition, the Company’s focus on improving cash flow has resulted in increasing cash and cash equivalents by $35.2 million to $85.9 million compared with the prior year. The Company also reduced debt by $6.2 million over the same period.
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
     The Company has manufacturing operations in the United States, France, Brazil, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. In addition, a majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not subject to significant foreign currency transaction risk. At times, export sales may be denominated in a currency other than the U.S. dollar. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, South African rand and Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
     In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in sales of finished goods and future settlement of foreign denominated assets and liabilities.
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of its fiscal 2009, the Company settled its one outstanding Euro foreign currency forward contract for an after-tax gain of $0.5 million which was included in other comprehensive income as part of the currency translation adjustment, net of tax. This foreign currency forward contract qualified as a hedge of net investments in foreign operations. At August 31, 2009, the Company had no outstanding Euro foreign currency forward contracts designated as hedges of net investments in foreign operations.
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
We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Omaha, Nebraska
November 10, 2009

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2009	2008	2007
Operating revenues	$336,228	$475,087	$281,857
Cost of operating revenues	255,597	351,255	212,125

Gross profit	80,631	123,832	69,732

Operating expenses:
Selling expense	22,361	25,177	17,396
General and administrative expense	29,816	30,010	23,897
Engineering and research expense	6,037	6,406	4,680

Total operating expenses	58,214	61,593	45,973

Operating income	22,417	62,239	23,759

Other income (expense):
Interest expense	(2,030)	(3,035)	(2,399)
Interest income	934	1,735	2,162
Other income (expense), net	(782)	172	611

Earnings before income taxes	20,539	61,111	24,133

Income tax provision	6,716	21,706	8,513

Net earnings	$13,823	$39,405	$15,620

Basic net earnings per share	$1.12	$3.30	$1.34

Diluted net earnings per share	$1.11	$3.20	$1.31

Weighted average shares outstanding	12,294	11,936	11,633
Diluted effect of stock equivalents	167	388	331

Weighted average shares outstanding assuming dilution	12,461	12,324	11,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ in thousands, except par values)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$85,929	$50,760
Receivables, net of allowance of $1,864 and $1,457, respectively	42,862	88,410
Inventories, net	46,255	53,409
Deferred income taxes	6,881	7,108
Other current assets	7,602	7,947

Total current assets	189,529	207,634

Property, plant and equipment, net	59,641	57,571
Other intangible assets, net	29,100	30,808
Goodwill, net	24,174	24,430
Other noncurrent assets	5,453	5,447

Total assets	$307,897	$325,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,008	$32,818
Notes payable	—	1,773
Current portion of long-term debt	6,171	6,171
Other current liabilities	33,008	42,693

Total current liabilities	59,187	83,455

Pension benefits liabilities	6,407	5,673
Long-term debt	19,454	25,625
Deferred income taxes	10,391	10,799
Other noncurrent liabilities	4,800	4,437

Total liabilities	100,239	129,989

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,128,743 and 18,055,292 shares issued at August 31, 2009 and 2008, respectively)	18,129	18,055
Capital in excess of stated value	28,944	26,352
Retained earnings	249,588	239,676
Less treasury stock (at cost, 5,763,448 and 5,843,448 shares at August 31, 2009 and 2008, respectively)	(91,998)	(93,275)
Accumulated other comprehensive income, net	2,995	5,093

Total shareholders’ equity	207,658	195,901

Total liabilities and shareholders’ equity	$307,897	$325,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders ’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity
Balance at August 31, 2006	17,600,686	6,048,448	$17,600	$5,896	$192,319	$(96,547)	$1,632	$120,900
Comprehensive income:
Net earnings	—	—	—	—	15,620	—	—	15,620
Other comprehensive income	—	—	—	—	—	—	1,105	1,105

Total comprehensive income								16,725
Cash dividends ($0.265) per share	—	—	—	—	(3,090)	—	—	(3,090)
Exercise of employee stock options	143,772	(50,000)	144	2,507	(99)	798	—	3,350
Stock option tax benefits	—	—	—	1,157	—	—	—	1,157
Share-based compensation expense	—	—	—	2,174	—	—	—	2,174
Adjustment to initially apply FASB
Statement No. 158, net of tax	—	—	—	—	—	—	(188)	(188)

Balance at August 31, 2007	17,744,458	5,998,448	$17,744	$11,734	$204,750	$(95,749)	$2,549	$141,028

Adoption of FIN 48	—	—	—	—	(756)	—	—	(756)

Balance at September 1, 2007	17,744,458	5,998,448	$17,744	$11,734	$203,994	$(95,749)	$2,549	$140,272
Comprehensive income:
Net earnings	—	—	—	—	39,405	—	—	39,405
Other comprehensive income	—	—	—	—	—	—	2,544	2,544

Total comprehensive income								41,949
Cash dividends ($0.285) per share	—	—	—	—	(3,419)	—	—	(3,419)
Exercise of employee stock options	310,834	(155,000)	311	4,048	(304)	2,474	—	6,529
Stock option tax benefits	—	—	—	7,263	—	—	—	7,263
Share-based compensation expense	—	—	—	3,307	—	—	—	3,307

Balance at August 31, 2008	18,055,292	5,843,448	$18,055	$26,352	$239,676	$(93,275)	$5,093	$195,901

Comprehensive income:
Net earnings	—	—	—	—	13,823	—	—	13,823
Other comprehensive income	—	—	—	—	—	—	(2,098)	(2,098)

Total comprehensive income								11,725
Cash dividends ($0.305) per share	—	—	—	—	(3,754)	—	—	(3,754)
Exercise of employee stock options	73,451	(80,000)	74	225	(157)	1,277	—	1,419
Stock option tax benefits	—	—	—	293	—	—	—	293
Share-based compensation expense	—	—	—	2,074	—	—	—	2,074

Balance at August 31, 2009	18,128,743	5,763,448	$18,129	$28,944	$249,588	$(91,998)	$2,995	$207,658

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
($ in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,823	$39,405	$15,620
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,442	9,253	7,160
Provision for uncollectible accounts receivable	558	75	60
Deferred income taxes	(1,226)	(886)	(2,630)
Stock-based compensation expense	2,140	3,516	2,174
Other, net	1,357	(12)	(106)
Changes in assets and liabilities:
Receivables, net	43,316	(37,267)	(3,497)
Inventories, net	7,726	(7,959)	(10,925)
Other current assets	1,009	113	(2,606)
Accounts payable	(12,116)	12,038	4,335
Other current liabilities	(6,965)	10,748	1,604
Current taxes payable	(3,140)	3,357	(349)
Other noncurrent assets and liabilities	571	(1,868)	(716)

Net cash provided by operating activities	57,495	30,513	10,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,500)	(14,093)	(14,647)
Proceeds from sale of property, plant and equipment	21	93	165
Acquisition of business, net of cash acquired	(3,076)	(21,028)	(16,705)
Proceeds from settlement of net investment hedge	859	1,124	—
Purchases of marketable securities available-for-sale	—	(13,860)	(90,700)
Proceeds from maturities of marketable securities available-for-sale	—	41,490	79,150

Net cash used in investing activities	(12,696)	(6,274)	(42,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	1,419	6,530	3,350
Proceeds from issuance of long-term debt	—	15,000	13,196
Principal payments on long-term debt	(6,171)	(21,171)	(5,229)
Net (payments) borrowings on revolving line of credit	(1,633)	1,032	—
Excess tax benefits from stock-based compensation	344	7,263	1,266
Dividends paid	(3,754)	(3,419)	(3,090)

Net cash (used in) provided by financing activities	(9,795)	5,235	9,493

Effect of exchange rate changes on cash	165	264	798

Net increase (decrease) in cash and cash equivalents	35,169	29,738	(22,322)
Cash and cash equivalents, beginning of period	50,760	21,022	43,344

Cash and cash equivalents, end of period	$85,929	$50,760	$21,022

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$11,081	$12,262	$9,082
Interest paid	$2,146	$3,066	$2,397
The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Corporation (the “Company” or “Lindsay”) manufactures automated agricultural irrigation systems and sells these products in both U.S. and international markets. Through the acquisition of Watertronics in January of 2008, the Company has enhanced its position in water pumping station controls with further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies. The Company’s corporate office is located in Omaha, Nebraska. The Company’s domestic irrigation sales and production facilities are located in Nebraska and Wisconsin. The Company’s international irrigation sales and production facilities are located in France, Brazil, South Africa and China. The Company also owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region. The Company’s primary infrastructure locations include Rio Vista, California, Omaha, Nebraska and Milan, Italy. These locations manufacture and market moveable and specialty barriers, crash cushions and road marking and safety equipment for use on roadways.
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
(3) Stock Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units from new stock issuances, except for certain non-plan option shares granted in March 2000 that are issued from Treasury Stock upon exercise.
(4) Revenue Recognition
Revenues from the sale of the Company’s irrigation products to its domestic independent dealers utilizing the Company’s transportation subsidiary, Lindsay Transportation, Inc., are recognized upon delivery of the product to the dealer. A smaller portion of the Company’s domestic irrigation products are shipped by a common carrier unaffiliated with the Company. In these specific situations, revenue is recognized when the products ship from the factory. In either case, the Company generally has no post delivery obligations to its independent dealers other than standard warranties. Revenues from the sale of the Company’s irrigation products to international locations and sales by its international locations are recognized based on the delivery terms in the sales contract. Revenues for retail sales of irrigation products are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of infrastructure products are recognized when the product is delivered to the customer. The Company also leases certain infrastructure products to customers. Revenues for the lease of infrastructure products are recognized on a straight-line basis over the lease term. Revenues and gross profits on intercompany sales are eliminated in consolidation.
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
(6) Warranty Costs
The Company’s provision for product warranty reflects management’s best estimate of probable liability under its product warranties. At the time a sale is recognized, the company records the estimated future warranty costs. The Company generally determines its total future warranty liability by applying historical claims rate experience to the amount of equipment that has been sold and is still within the warranty period. In addition, the Company records provisions for known warranty claims. This provision is periodically adjusted to reflect actual experience.
     Warranty costs were $3.6 million, $3.5 million, and $1.2 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
(7) Cash and Cash Equivalents
Cash equivalents consist of investments with original maturities of three months or less.
(8) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, BSI, Watertronics, China and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Snoline, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
(9) Property, Plant and Equipment
Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased Barrier Transfer Machines — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements — shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2009, 2008 and 2007 no impairment losses were recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.
(10) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2009. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2009, 2008, and 2007. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives and are tested for impairment upon the occurrence of events that would indicate the assets may be impaired. No impairment losses were recorded in fiscal years 2009, 2008, and 2007.
(11) Income Taxes
Income taxes are accounted for utilizing the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. These expected future tax consequences are measured based on currently enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.
     When the Company has claimed tax benefits that may be challenged by a tax authority, the Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.
(12) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent that they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied.
     Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units and in-the-money options, and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits that would be recorded in additional paid-in-capital when exercised are assumed to be used to repurchase shares.
     At August 31, 2009, there were 24,204 restricted stock units excluded from the calculation of diluted earnings per share since their inclusion would have been anti-dilutive. There were no anti-dilutive options or restricted stock units for the years ended August 31, 2008 and 2007.
The reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	For the years ended August 31,
in thousands	2009	2008	2007
Weighted average shares outstanding — basic	12,294	11,936	11,633
Dilutive effect of stock options, restricted stock units and performance stock units	167	388	331

Weighted average shares outstanding — diluted	12,461	12,324	11,964

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
(14) Derivative Instruments and Hedging Activities
The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. All derivative instruments are recorded on the balance sheet at their respective fair values. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge, or the hedge of a net investment in a foreign operation.
     When an election to apply hedge accounting is made, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness at the inception of the hedge.
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
     In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings included in other income (expense).
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
(16) Contingencies
The Company’s accounting for contingencies covers a variety of business activities including contingencies for legal exposures and environmental exposures. The Company accrues these contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates resulting in an impact, positive or negative, on earnings.
(17) Translation of Foreign Currency
The Company’s portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. Unrealized gains or losses are reflected within common shareholders’ equity as accumulated other comprehensive income or loss.
(18) Subsequent Events
The Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165) during the fourth quarter of fiscal year 2009, and has evaluated all material events occurring subsequent to the date of the financial statements up to November 10, 2009, the date the Company issued these financial statements.
(19) Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R became effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009.
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
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). This FSP extends the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 became effective for the Company’s fiscal year ended August 31, 2009. This pronouncement resulted in enhanced disclosures in the Company’s reports, but did not have an impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141R-1”). This FSP amends and clarifies SFAS No. 141R, to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 is effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009. The Company will assess the effect of this pronouncement on future acquisitions by the Company as they occur.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for the Company for its fiscal year ended August 31, 2009. This pronouncement resulted in enhanced disclosures in the Company’s reports, but did not have an impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements that the Company will issue for interim and annual periods ending after September 15, 2009. The adoption of this guidance will change the way the Company references various elements of GAAP when preparing the financial statement disclosures, but will not have an impact on the Company’s consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. This would be effective for the Company beginning in the second quarter of its fiscal year 2010. The Company is assessing the impact of ASU 2009-05 on its consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the impact that the adoption of this standard will have on its consolidated financial statements.
B. ACQUISITIONS
GE Transportation Systems Global Signaling, LLC
On August 28, 2009, the Company completed the acquisition of certain assets of GE Transportation Systems Global Signaling, LLC (“GE Transportation Systems”). The assets acquired are inventory and product technology for the design and production of structures and lights for railroad signaling. Total consideration was $3.1 million which was financed with cash on hand. The purchase price has been allocated to the tangible and intangible assets acquired based on management’s estimates of current fair values. The Company’s allocation of purchase price consisted of inventory of $1.7 million, fixed assets of $0.1 million, and intangible assets of $1.3 million. No goodwill was recorded in connection with this acquisition. Proforma data is not presented for this acquisition, as it is not considered material.
Watertronics, Inc.
On January 24, 2008, the Company completed the acquisition of all outstanding shares of stock of Watertronics, Inc., (“Watertronics”) based in Hartland, Wisconsin. Watertronics is a leader in designing, manufacturing, and servicing water pumping stations and controls for the golf, landscape and municipal markets. The addition of Watertronics enhances the Company’s capabilities in providing innovative, turn-key solutions to customers through the integration of their proprietary pump station controls with irrigation control systems. Total consideration paid to the selling shareholders was $17.9 million. The purchase price was financed with cash on hand as well as borrowings under a $30 million Revolving Credit Agreement with Wells Fargo Bank, N.A., described in Note L, Credit Arrangements.
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
The total purchase price for Watertronics and TMA was allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The Company’s allocation of purchase price for these acquisitions consisted of current assets of $4.6 million, fixed assets of $5.3 million, patents of $4.0 million, other intangible assets of $3.4 million, goodwill of $6.9 million, current liabilities of $2.5 million, long-term deferred tax liabilities of $0.3 million and other liabilities of $0.1 million. Goodwill recorded in connection with these acquisitions is deductible for income tax purposes. Proforma data is not presented for either of these acquisitions, as they were not considered material.
C. COMPREHENSIVE INCOME
Comprehensive income (loss) was as follows:

	For the years ended August 31,
$ in thousands	2009	2008	2007
Net Income	$13,823	$39,405	$15,620
Other comprehensive income (loss):
Unrealized net gain on available for sale securities	—	14	78
Defined benefit pension plan	(501)	(72)	—
Minimum pension liability	—	—	(112)
Cash flow hedges	(145)	(1,065)	(215)
Foreign currency translation, net of hedging activities	(1,452)	3,667	1,354

Total other comprehensive income (loss), net of tax expense (benefit) of ($81), $11 and ($196)	(2,098)	2,544	1,105

Total accumulated other comprehensive income	$11,725	$41,949	$16,725

Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	For the years ended
	August 31,
$ in thousands	2009	2008
Accumulated other comprehensive income (loss):
Defined benefit pension plan, net of tax of $1,317 and $1,011	(2,158)	(1,657)
Cash flow hedges, net of tax of $867 and $813	(1,773)	(1,628)
Foreign currency translation, net of hedging activities, net of tax of $752 and $473	6,926	8,378

Total accumulated other comprehensive income	$2,995	$5,093

D. OTHER INCOME (EXPENSE), NET

	For the years ended August 31,
$ in thousands	2009	2008	2007
Other income (expense), net:
Cash surrender value of life insurance	$78	$87	$75
Foreign currency transaction (loss) gain, net	(1,044)	603	144
Foreign government grant	—	22	152
All other, net	184	(540)	240

Total other income (expense), net	$(782)	$172	$611

E. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2009	2008	2007
United States	$18,385	$56,550	$24,479
Foreign	2,154	4,561	(346)

	$20,539	$61,111	$24,133

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2009	2008	2007
Current:
Federal	$6,479	$19,505	$10,152
State	489	1,379	704
Foreign	974	1,708	287

Total current	7,942	22,592	11,143

Deferred:
Federal	(938)	(295)	(2,099)
State	(52)	(217)	(145)
Foreign	(236)	(374)	(386)

Total deferred	(1,226)	(886)	(2,630)

Total income tax provision	$6,716	$21,706	$8,513

During its fiscal year 2008, the Company determined that it erroneously recognized income tax expense of $0.5 million in the fourth quarter of fiscal 2007 relating to the exercise of stock options by an executive officer of the Company. The Company incorrectly increased income tax expense by this amount to reflect the effect of non-deductible officer compensation under Section 162(m) of the Internal Revenue Code related to these stock options. However, because these options were initially accounted for under APB No. 25, there should not have been an increase to income tax expense in the financial statements. The Company has concluded that the impact of this error was not material to its previously issued financial statements. As a result, the Company corrected the error in the third quarter of fiscal 2008. The correction resulted in a reduction in income tax expense of $0.5 million for the year ended August 31, 2008, which added $0.04 to earnings per diluted share.
Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2009		2008		2007
$ in thousands	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$7,189	35.0	$21,389	35.0	$8,447	35.0
State and local taxes, net of federal tax benefit	275	1.3	795	1.3	331	1.4
Foreign tax rate differences	(302)	(1.5)	(123)	(0.2)	11	0.1
Domestic production activities deduction	(385)	(1.9)	(438)	(0.7)	(255)	(1.1)
Tax-exempt interest income	(37)	(0.1)	(119)	(0.2)	(350)	(1.5)
R&D, Phone, and Fuel tax credits	(96)	(0.5)	(265)	(0.4)	(250)	(1.0)
Non-deductible officer’s compensation	—	—	(463)	(0.8)	463	1.9
Other	72	0.4	930	1.5	116	0.5

Effective rate	$6,716	32.7	$21,706	35.5	$8,513	35.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2009	2008
Deferred tax assets:
Deferred rental revenue	$2,202	$1,801
Employee benefits liability	1,324	1,277
Net operating loss carryforwards	66	—
Defined benefit pension plan	1,317	1,030
Share-based compensation	1,633	1,698
Inventory	523	451
Warranty	610	851
Vacation	684	773
Accrued expenses and allowances	4,173	3,711

Total deferred tax assets	$12,532	$11,592

Deferred tax liabilities:
Intangible assets	(9,351)	(10,263)
Property, plant and equipment	(5,584)	(4,151)
Inventory	(119)	(110)
Other	(912)	(755)

Total deferred tax liabilities	(15,966)	(15,279)

Net deferred tax liabilities	$(3,434)	$(3,687)

The Company’s foreign net operating loss carryforwards include approximately $0.1 million that have no expiration date.
     In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2009 and 2008 has not been established.
The Company does not intend to repatriate earnings of its non-U.S. subsidiaries and accordingly, has not provided a U.S. deferred income tax liability for cumulative earnings on non-U.S. affiliates and associated companies that have been reinvested indefinitely. The Company continues to analyze the potential tax impact should it elect to repatriate non-U.S. earnings and would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested.

     The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company adopted the current accounting standard related to unrecognized tax benefits on September 1, 2007. At adoption, the Company had $1.5 million of unrecognized tax benefits. The Company recorded the cumulative effect of a change in accounting principle by recognizing a net increase in the liability for unrecognized tax benefits of $1.1 million, of which $0.7 million relates to the Company’s international subsidiaries. This increase in the liability was offset by a reduction in beginning retained earnings of $0.8 million, an increase in goodwill of $0.1 million and an increase to other long-term assets of $0.2 million. The remaining $0.4 million had been previously accrued in current taxes payable under the previous accounting standard.
A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

$ in thousands	2009	2008
Unrecognized Tax Benefits at September 1	$1,684	$1,485
Increases for positions taken in current year	—	45
Increases for positions taken in prior years	86	148
Decreases for positions taken in current year	—	—
Decreases for positions taken in prior years	(40)	—
Settlements with taxing authorities	—	—
Reduction resulting from lapse of applicable statute of limitations	(141)	(122)
Other increases (decreases)	(125)	128

Unrecognized Tax Benefits at August 31	$1,464	$1,684

The net amount of unrecognized tax benefits at August 31, 2009 and 2008 that, if recognized, would impact the Company’s effective tax rate was $1.4 million and $1.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.6 million for each of the years ended August 31, 2009 and 2008.
     The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2005. Currently, the Company’s fiscal 2007 federal income tax return is under examination by the U.S. Internal Revenue Service. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2002.
     While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
The American Jobs Creation Act of 2004 (the “Jobs Act”)
On October 22, 2004, the Jobs Act was enacted, which created a new “manufacturing deduction” that allows for a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The Company reported a $1.1 million, $1.3 million and $0.7 million manufacturing deduction for fiscal years 2009, 2008 and 2007, respectively.

F. RECEIVABLES

	August 31,
$ in thousands	2009	2008
Receivables:
Trade accounts and current portion of notes receivable	$44,726	$89,867
Allowance for doubtful accounts	(1,864)	(1,457)

Net receivables	$42,862	$88,410

G. INVENTORIES

	August 31,
$ in thousands	2009	2008
Inventory:
FIFO inventory	$16,561	$24,867
LIFO reserves	(7,190)	(8,203)

LIFO inventory	9,371	16,664

Weighted average inventory	14,762	20,568
Other FIFO inventory	23,765	17,586
Obsolescence reserve	(1,643)	(1,409)

Total inventories	$46,255	$53,409

During fiscal 2009, reductions in inventory levels resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation on fiscal 2009 results was to reduce cost of goods sold by $0.7 million.
The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August 31,
	2009	2008
Raw materials	7%	9%
Work in process	8%	8%
Finished goods and purchased parts	85%	83%
H. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2009	2008
Operating property, plant and equipment:
Land	$2,271	$2,269
Buildings	28,622	23,893
Equipment	60,717	58,382
Other	6,863	6,661

Total operating property, plant and equipment	98,473	91,205
Accumulated depreciation	(55,077)	(51,144)

Total operating property, plant and equipment, net	$43,396	$40,061

Leased property:
Machines	4,248	3,597
Barriers	16,253	16,210

Total leased property	$20,501	$19,807
Accumulated depreciation	(4,256)	(2,297)

Total leased property, net	$16,245	$17,510

Property, plant and equipment, net	$59,641	$57,571

Depreciation expense was $7.6 million, $6.3 million and $4.8 million for the years ended August 31, 2009, 2008, and 2007, respectively.
I. OTHER NONCURRENT ASSETS

	August 31,
$ in thousands	2009	2008
Other noncurrent assets:
Cash surrender value of life insurance policies	$2,293	$2,215
Deferred income taxes	76	4
Notes receivable	1,772	1,937
Split dollar life insurance	929	927
Other	383	364

Total noncurrent assets	$5,453	$5,447

J. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill by reportable segment for the year ended August 31, 2009 and 2008 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of September 1, 2007	$1,495	$15,350	$16,845
Acquisition of Watertronics	5,439	—	5,439
Acquisition of TMA	—	1,460	1,460
Income tax adjustments	—	112	112
Foreign currency translation	143	431	574

Balance as of August 31, 2008	7,077	17,353	24,430
Foreign currency translation	(99)	(157)	(256)

Balance as of August 31, 2009	$6,978	$17,196	$24,174

Other Intangible Assets
The components of the Company’s identifiable intangible assets at August 31, 2009 and 2008 are included in the table below. The increase in the balances from 2008 to 2009 is primarily due to the acquisition made during fiscal 2009.

	August 31,
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
$ in thousands	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Non-compete agreements	$2,497	$(2,142)	$2,252	$(1,706)
Licenses	699	(695)	699	(639)
Patents	23,925	(4,800)	23,492	(3,070)
Customer relationships	5,657	(1,537)	5,246	(946)
Plans and specifications	75	(29)	75	(26)
Other	56	(49)	58	(52)
Unamortizable Intangible Assets:
Tradenames	5,443	—	5,425	—

Total	$38,352	$(9,252)	$37,247	$(6,439)

Amortization expense for amortizable intangible assets was $2.8 million, $3.0 million and $2.4 million for 2009, 2008, and 2007, respectively. Other intangible assets are being amortized using the straight-line method over an average term of approximately 11.6 years.

Future estimated amortization of intangible assets is as follows:

Fiscal Years	$ in thousands
2010	$2,534
2011	2,500
2012	2,485
2013	2,393
2014	2,336
K. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2009	2008
Other current liabilities:
Payroll, vacation and retirement plans	$7,643	$12,598
Taxes, other than income	1,205	2,189
Workers compensation and product liability	1,287	1,079
Deferred revenue	5,706	5,624
Dealer related liabilities	1,524	2,745
Warranty	1,736	2,011
Income tax liability	496	3,020
Derivative liability	1,027	1,008
International freight accrual	593	1,854
Customer deposits	4,518	2,459
Environmental remediation liability	1,315	286
Other	5,958	7,820

Total other current liabilities	$33,008	$42,693

L. CREDIT ARRANGEMENTS
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with a European commercial bank under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.3 million as of August 31, 2009, for working capital purposes (the “Euro Line of Credit”). As of August 31, 2009, there were no borrowings outstanding on this credit agreement. At August 31, 2008 there was $1.8 million outstanding on this line, which was included in notes payable on the consolidated balance sheet. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro Interbank Offered Rate plus 150 basis points, (1.9% at August 31, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
BSI Term Note
The Company entered into an unsecured $30 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the interest rate at 6.05 percent through an interest rate swap as described in Note M, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period commencing September, 2006. The BSI term note is due in June of 2013.
Snoline Term Note
The Company entered into an unsecured $13.2 million Term Note and Credit Agreement, effective December 27, 2006 with Wells Fargo Bank, N.A. (the “Snoline Term Note”) to partially finance the acquisition of Snoline. Borrowings under the Snoline Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Term Note into a 10.0 million Euro seven-year Term Note at a fixed rate of 4.7 percent as described in Note M, Financial Derivatives.
Revolving Credit Agreement
The Company entered into an unsecured $30.0 million Revolving Credit Note and Revolving Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (collectively, the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At August 31, 2009 and 2008, there was no outstanding balance on the Revolving Credit Agreement.
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
     The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2009, the Company was in compliance with these financial covenants.
Long-term debt consists of the following:

	August 31,
$ in thousands	2009	2008
BSI Term Note	$17,143	$21,429
Snoline Term Note	8,482	10,367
Revolving Credit Agreement	—	—
Less current portion	(6,171)	(6,171)

Total long-term debt	$19,454	$25,625

Interest expense was $2.0 million, $3.0 million and $2.4 million for the years ended August 31, 2009, 2008 and 2007, respectively.
Principal payments due on the term notes are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	6,171
5 years	941
Thereafter	—

$25,625

M. FINANCIAL DERIVATIVES
The Company uses certain financial derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment or remains undesignated. The Company records the fair value of these derivative instruments on the balance sheet. For those instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized currently in income.
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$124
Interest rate swap	Other current liabilities	(602)	(684)
Interest rate swap	Other noncurrent liabilities	(732)	(746)
Cross currency swap	Other current liabilities	(425)	(324)
Cross currency swap	Other noncurrent liabilities	(847)	(750)

Total derivatives designated as hedging instruments[1]		$(2,606)	$(2,380)

1	Accumulated other comprehensive income included losses, net of related income tax effects, of $0.5 million and $0.9 million at August 31, 2009 and 2008, respectively, related to deriviative contracts designated as hedging instruments.
Cash Flow Hedging Relationships
In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05%. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in AOCI, net of related income tax effects.
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
     In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at August 31, 2009 or 2008.

	Amount of Gain/(Loss) Recognized in OCI
$ in thousands	For the years ended August 31,
	2009	2008	2007
Interest rate swap	$(2)	$(483)	$(18)
Cross currency swap	(143)	(582)	(197)
Foreign currency forward contracts	—	—	—

Total[1]	$(145)	$(1,065)	$(215)

1	Net of tax (benefit) of ($54), ($426) and ($173) for the years ended August 31, 2009, 2008 and 2007, respectively.

	Location of Gain/(Loss)
	Reclassified from AOCI	Amount of Gain (Loss) Reclassified from
$ in thousands	into Income	AOCI into Income
		For the years ended August 31,
		2009	2008	2007
Interest rate swap	Interest Expense	$(974)	$(542)	$(89)
Cross currency swap	Interest Expense	(346)	(273)	55
Foreign currency forward contracts	Revenue	—	(15)	—
Foreign currency forward contracts	Other income (expense)	—	(49)	—

		$(1,320)	$(879)	$(34)

	Location of Gain/(Loss)
	Recognized in Income	Gain/(Loss) Recognized in Income on
$ in thousands	(Ineffectiveness)	Derivatives (Ineffectiveness)
		For the years ended August 31,
		2009	2008	2007
Interest rate swap	Other income (expense)	$99	$(23)	$(41)
Cross currency swap	Other income (expense)	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—

		$99	$(23)	$(41)

Net Investment Hedging Relationships
During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At August 31, 2008, the fair value of the outstanding foreign currency contract was a derivative asset of $0.1 million with a corresponding unrealized gain in currency translation adjustment included in accumulated other comprehensive income, net of related income tax effects of less than $0.1 million. During the first quarter of fiscal 2009, the Company settled its only outstanding Euro foreign currency forward contract for a gain of $0.5 million, net of related income tax effects. This gain was included in other comprehensive income as part of the currency translation adjustment. This foreign currency forward contract qualified as a hedge of net investments in foreign operations. At August 31, 2009, accumulated currency translation adjustment in AOCI reflected after-tax gains of $1.2 million, net of related income tax effects of $0.8 million related to settled foreign currency forward contracts. For the years ended August 31, 2009, 2008 and 2007, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. At August 31, 2009 and 2007, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.

Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement as other income (expense). At August 31, 2009 and 2008, the Company had no undesignated hedges outstanding.

	Location of Gain/(Loss)	Amount Gain/(Loss) Recognized in Income
$ in thousands	Recognized in Income	on Derivatives
		For the years ended August 31,
		2009	2008	2007
Foreign currency
forward contracts	Other income (expense)	$68	$—	$—
N. FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,929	$—	$—	$85,929
Derivative Assets	—	—	—	—
Derivative Liabilities	—	(2,606)	—	(2,606)
O. COMMITMENTS AND CONTINGENCIES
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first and fourth quarters of fiscal 2009, the Company accrued incremental costs of $0.7 million and $0.4 million, respectively, for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.3 million and $0.3 million at August 31, 2009 and 2008, respectively. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that testing may indicate additional remediation is required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
     In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
     The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2009, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2010	$2,087
2011	1,705
2012	1,375
2013	1,040
2014	712
Thereafter	2,943

$9,862

Lease expense was $2.8 million, $2.2 million and $1.6 million for the years ended August 31, 2009, 2008, and 2007, respectively.
P. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.6 million, $0.5 million, and $0.5 million for the years ended August 31, 2009, 2008, and 2007, respectively.
     A supplementary non-qualified, non-funded retirement plan for six former executives is also maintained. Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on certain executives named in this supplemental retirement plan to provide funding for this liability.
     As of August 31, 2009 and 2008, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets as required under the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). The Company adopted SFAS No. 158 as of August 31, 2007. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation. The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$6,029	$5,739
Service cost	—	41
Interest cost	347	334
Actuarial loss	982	283
Benefits paid	(394)	(368)

Benefit obligation at end of year	$6,964	$6,029

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2009	2008
Other current liabilities	$557	$356
Pension benefit liability	6,407	5,673

Net amount recognized	$6,964	$6,029

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2009	2008
Net actuarial loss	$(3,448)	$(2,572)
Transition obligation	(27)	(96)

Total	$(3,475)	$(2,668)

The assumptions used for the determination of the liability as of years ended:

	August 31,
	2009	2008
Discount rate	5.25%	6.00%
Assumed rates of compensation increases	N/A	3.50%
Rate of return on underlying 401(k) investments	7.50%	7.50%
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.
The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2009	2008	2007
Service cost	$—	$41	$32
Interest cost	347	334	308
Net amortization and deferral	176	162	160

Total	$523	$537	$500

The estimated actuarial loss and transition obligation for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2010 will be $151,000 and $27,000, respectively.

The assumptions used for the determination of the net periodic benefit cost were:

	For the years ended August 31,
	2009	2008	2007
Discount rate	6.00%	6.00%	5.75%
Assumed rates of compensation	3.50%	3.50%	3.50%
The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2010	$557
2011	550
2012	543
2013	535
2014	527
2015 — 2019	2,453
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
The following tables provide the changes in the Company’s product warranties:

	For the years ended
	August 31,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$2,011	$1,644
Liabilities accrued for warranties during the period	3,607	3,745
Warranty claims paid during the period	(3,882)	(3,378)

Product warranty accrual balance, end of period	$1,736	$2,011

R. INDUSTRY SEGMENT INFORMATION
The Company manages its business activities in two reportable segments:
     Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation segment consists of eight operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.
     Infrastructure: This segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria.
     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income net, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Other segment reporting proscribed by current accounting standards is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
     The Company has no single major customer representing 10% or more of its total revenues during fiscal 2009, 2008, or 2007.
Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2009	2008	2007
Operating revenues:
Irrigation	$255,507	$374,906	$216,480
Infrastructure	80,721	100,181	65,377

Total operating revenues	$336,228	$475,087	$281,857

Operating income:
Irrigation	$35,504	$66,848	$26,283
Infrastructure	(36)	9,624	8,079

Segment operating income	$35,468	76,472	$34,362
Unallocated general and administrative expenses	(13,051)	(14,233)	(10,603)
Interest and other income (expense), net	(1,878)	(1,128)	374

Earnings before income taxes	$20,539	$61,111	$24,133

Total Capital Expenditures:
Irrigation	$5,681	$4,362	$4,322
Infrastructure	4,819	9,731	10,325

	$10,500	$14,093	$14,647

Total Depreciation and Amortization:
Irrigation	$4,191	$3,862	$3,551
Infrastructure	6,251	5,391	3,609

	$10,442	$9,253	$7,160

Total Assets:
Irrigation	$186,558	$200,535	$143,893
Infrastructure	121,339	125,355	98,312

	$307,897	$325,890	$242,205

Summarized financial information concerning the Company’s geographical areas is shown in the following tables:

$ in thousands	2009	2008	2007
Geographic area revenues:
United States	$200,625	$309,241	$192,537
Europe, Africa, Australia & Middle East	88,324	104,179	57,404
Mexico & Latin America	27,521	42,164	19,386
Other International	19,758	19,503	12,530

Total revenues	$336,228	$475,087	$281,857

Geographic area long-lived assets:
United States	$88,335	$87,167	$64,709
Europe, Africa, Australia & Middle East	22,442	24,315	21,095
Mexico & Latin America	1,154	1,327	1,163
Other International	984	—	—

Total long-lived assets	$112,915	$112,809	$86,967

S. SHARE BASED COMPENSATION
Share Based Compensation Program
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2009, the Company’s share-based compensation plan was the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was approved by the stockholders of the Company, and became effective on February 6, 2006, and replaced the Company’s 2001 Long Term Incentive Plan. The Company currently has outstanding options under its 2001 Long-Term Incentive Plan.
     The 2006 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2006 Plan is 750,000 shares. At August 31, 2009, 271,315 shares of common stock remained available for issuance under the 2006 Plan. Stock awards other than stock options will be counted against the 2006 Plan in a 2 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2006 Plan. The 2006 Plan also limits the total awards that may be made to any individual. Any options granted under the 2006 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period. The performance stock units granted to employees under the 2006 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved.
Accounting for Share Based Compensation
The Company is required to estimate the fair value of share-based compensation awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform service in exchange for the award.
     The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance stock units issued under the 2006 Plan will have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.

Share Based Compensation Information
The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2009, 2008 and 2007.

			Average
			Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(years)	(‘000s)
Outstanding at August 31, 2007	967,207	$19.64	4.6	$20,202
Granted	—	—
Exercised	(460,269)	$18.56		$32,590
Forfeitures	(604)	$24.30
Outstanding at August 31, 2008	506,334	$20.62	4.5	$31,034
Granted	—	—
Exercised	(122,222)	$17.30		$3,270
Forfeitures	(14,013)	$23.74
Outstanding at August 31, 2009	370,099	$21.60	3.9	$7,370

Exercisable at August 31, 2007	715,019	$19.00	4.0	$15,397
Exercisable at August 31, 2008	349,706	$20.72	4.3	$21,400
Exercisable at August 31, 2009	336,084	$21.51	3.8	$6,720
There were 109,450, 94,965 and 121,660 outstanding stock options that vested during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. The intrinsic value of options exercised for the fiscal years ended August 31, 2009, 2008 and 2007 was $3.3 million, $32.6 million and $3.3 million, respectively.
     Cash received from option exercises for the fiscal years ended August 31, 2009, 2008 and 2007 was $1.4 million, $6.5 million and $3.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $8.0 million and $1.2 million for fiscal 2009, 2008 and 2007, respectively.
The following table summarizes information about restricted stock units as of and for the years ended August 31, 2009, 2008 and 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock units at August 31, 2007	90,113	$27.53
Granted	44,271	51.21
Vested	(39,167)	27.37
Forfeited	(6,671)	35.92

Restricted stock units at August 31, 2008	88,546	$39.64

Granted	51,543	39.91
Vested	(50,322)	36.42
Forfeited	(13,040)	41.65

Restricted stock units at August 31, 2009	76,727	$41.52

The vesting date fair value of restricted stock units that vested was $1.8 million for each of the years ended August 31, 2009 and 2008.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Units	Fair Value
Performance stock units at August 31, 2007	19,272	$33.49
Granted	17,811	47.27
Vested	—	—
Forfeited	(1,892)	39.34

Performance stock units at August 31, 2008	35,191	$40.15

Granted	28,637	43.11
Vested	—	—
Forfeited	—	—

Performance stock units at August 31, 2009	63,828	$41.48

In connection with the performance stock units, the performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.
     As of August 31, 2009, there was $3.3 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.1 years.
The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2009, 2008 and 2007:

	For the years ended August 31,
$ in thousands	2009	2008	2007
Share-based compensation expense included in cost of operating revenues	$145	$218	$142

Research and development	131	225	147
Sales and marketing	437	747	446
General and administrative	1,427	2,326	1,439

Share-based compensation expense included in operating expenses	1,995	3,298	2,032

Total share-based compensation expense	2,140	3,516	2,174
Tax benefit	(811)	(1,333)	(824)

Share-based compensation expense, net of tax	$1,329	$2,183	$1,350

T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2009
Operating revenues	$113,121	$65,146	$84,578	$73,383
Cost of operating revenues	84,472	51,870	63,509	55,746
Earnings (loss) before income taxes	9,781	(466)	7,908	3,316
Net earnings	6,322	150	5,269	2,082
Diluted net earnings per share	$0.51	$0.01	$0.42	$0.17
Market price (NYSE)
High	$97.80	$43.22	$41.52	$47.02
Low	$33.02	$24.00	$20.89	$29.71

Year ended August 31, 2008
Operating revenues	$75,928	$108,418	$143,562	$147,179
Cost of operating revenues	56,632	78,380	106,460	109,783
Earnings before income taxes	6,507	15,516	20,308	18,780
Net earnings	4,366	9,680	14,107	11,252
Diluted net earnings per share	$0.36	$0.79	$1.15	$0.90
Market price (NYSE)
High	$54.43	$81.34	$131.14	$130.49
Low	$38.92	$52.66	$64.81	$73.21
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.
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
We have audited Lindsay Corporation’s (the Company) internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2009, and our report dated November 10, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Omaha, Nebraska
November 10, 2009
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — Other Information
The graph below compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2009. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and in each of the indexes on August 31, 2004 and its relative performance through August 31, 2009.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lindsay Corporation, The S&P Smallcap 600 Index
And S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index
*$100 invested on 8/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of its fiscal year ended August 31, 2009. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the Proxy Statement. Information about Executive Officers is shown on pages 12 and 13 of this filing.
     Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the Proxy Statement.
     Code of Ethics — Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2009.
ITEM 11 — Executive Compensation
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement.
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2009:

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	305,099	$23.21	271,315
Equity compensation plans not approved by security holders (2)	65,000	$14.00	—

Total	370,099	$21.60	271,315

(1)	Plans approved by shareholders include the Company’s 2001 and 2006 Long-Term Incentive Plans. While certain options and rights remain outstanding under the Company’s 2001 Long-Term Incentive Plan, no future equity compensation awards may be granted under this plan.

(2)	Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by shareholders.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the Proxy Statement.
PART IV
ITEM 15 — Exhibits, Financial Statement Schedules
a(1) Financial Statements
     The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.
     Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

a(2) Exhibit
Lindsay Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended August 31, 2009, 2008 and 2007

		Additions
	Balance at	Charges to	Charged to		Balance at
	beginning	costs and	other		end of
(in thousands)	of period	expenses	accounts	Deductions	period
Year ended August 31, 2009:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$21	$28	$—	$13	$36
Allowance for doubtful accounts (b)	1,457	554	—	147	1,864
Allowance for inventory obsolescence (c)	1,409	492	—	258	1,643
Year ended August 31, 2008:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$112	$—	$—	$91	$21
Allowance for doubtful accounts (b)	946	75	510	74	1,457
Allowance for inventory obsolescence (c)	711	618	100	20	1,409
Year ended August 31, 2007:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$110	$2	$—	$—	$112
Allowance for doubtful accounts (b)	595	412	—	61	946
Allowance for inventory obsolescence (c)	636	97	—	22	711

(a)	Represents estimated losses on financing guarantees.

(b)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(c)	Deductions consist of obsolete items sold or scrapped.

a(3) EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

10.2	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

10.3	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

10.4	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.1 to the Company’s quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009.

10.5**	Lindsay Corporation Management Incentive Plan (MIP), 2009 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.

10.6	Form of Indemnification Agreement between the Company and its Officers and Directors, , incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.

10.7	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

10.8	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.

10.9	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.

10.10	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.

10.11	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.

Exhibit
Number	Description
10.12	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.

10.13	Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.14	Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.15	Employment Agreement, dated February 19, 2009, by and between the Company and Timothy J. Paymal, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.16*	Employment Agreement, dated June 11, 2009, by and between the Company and Thomas D. Spears.

10.17	Employment Agreement, dated May 1, 2006, between the Company and Owen S. Denman incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

10.18	Amendment to Employment Agreement, dated February 19, 2009, by and between Barrier Systems, Inc., the Company and Owen S. Denman, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.19	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.20	Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.21	Amended and Restated ISDA Confirmation dated May 8, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.22	ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.23	Schedule to the ISDA Master Agreement, Dated May 5, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.24	Term Note incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.25	Credit Agreement incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.26	First Bank Guarantee incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.27	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

Exhibit
Number	Description
10.28	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.29	Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2009 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**	- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2009.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Division

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 10th day of November, 2009.

/s/ RICHARD W. PAROD Richard W. Parod	Director, President and Chief Executive Officer

/s/ DAVID B. DOWNING David B. Downing	Chief Financial Officer and President International Division

/s/ TIMOTHY J. PAYMAL Timothy J. Paymal	Vice President and Chief Accounting Officer

/s/ Michael N. Christodolou (1) Michael N. Christodolou	Chairman of the Board of Directors

/s/ Howard G. Buffett (1) Howard G. Buffett	Director

/s/ W. Thomas JAGODINSKI (1) W. Thomas Jagodinski	Director

/s/ J.David McIntosh (1) J.David McIntosh	Director

/s/ Michael C. Nahl (1) Michael C. Nahl	Director

/s/ Michael D.Walter (1) Michael D. Walter	Director

/s/ William f. welsh ii (1) William F. Welsh II	Director

(1) By:	/s/ Richard W. Parod Richard W. Parod, Attorney-In-Fact