Form 10-K/A
period 2009-08-31
LINDSAY CORP
filed 2009-12-14
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

Explanatory Note
This Form 10-K/A is being filed solely to correct the equity compensation plan information provided under Item 12 of the original Annual Report on Form 10-K for the fiscal year ended August 31, 2009, which erroneously excluded outstanding restricted stock units and performance stock units from column (a).
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
This Form 10-K/A does not reflect events occurring after the original filing of the Annual Report on Form 10-K on November 10, 2009, except to reflect the correction described above, or modify or update those disclosure items presented in the original Form 10-K and not contained in this Form 10-K/A.
PART III
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
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of August 31, 2009:

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	439,557	$23.21	271,315
Equity compensation plans not approved by security holders (3)	65,000	$14.00	—

Total	504,557	$21.60	271,315

(1)	Plans approved by stockholders include the Company’s 2001 and 2006 Long-Term Incentive Plans. While certain options and rights remain outstanding under the Company’s 2001 Long-Term Incentive Plan, no future equity compensation awards may be granted under this plan.

(2)	Column (a) includes (i) 63,828 shares that could be issued under PSUs outstanding at August 31, 2009, and (ii) 70,630 shares that could be issued under RSUs outstanding at August 31, 2009. The PSUs are earned and common stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200% of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in common stock after expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

(3)	Consists of options issued to Richard W. Parod pursuant to his employment agreement, which was not approved by stockholders.

PART IV
ITEM 15 — Exhibits, Financial Statement Schedules
a(3) EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2009.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Division

3