Form 10-Q
period 2009-11-30
LINDSAY CORP
filed 2010-01-06
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of January 4, 2010, 12,475,448 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q
Page No.

Part I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Statements of Operations for the three months ended November 30, 2009 and 2008	3

Condensed Consolidated Balance Sheets, November 30, 2009 and 2008 and August 31, 2009	4

Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-17

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk	24-25

ITEM 4 — Controls and Procedures	25

Part II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	25-26

ITEM 1 A — Risk Factors	26

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6 — Exhibits	26

SIGNATURE	27

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	November 30,
(in thousands, except per share amounts)	2009	2008
Operating revenues	$85,970	$113,121
Cost of operating revenues	60,166	84,472

Gross profit	25,804	28,649

Operating expenses:
Selling expense	5,523	6,763
General and administrative expense	7,336	8,349
Engineering and research expense	1,784	1,741

Total operating expenses	14,643	16,853

Operating income	11,161	11,796

Other income (expense):
Interest expense	(461)	(625)
Interest income	83	316
Other income (expense), net	145	(1,706)

Earnings before income taxes	10,928	9,781

Income tax provision	4,251	3,459

Net earnings	$6,677	$6,322

Basic net earnings per share	$0.54	$0.52

Diluted net earnings per share	$0.53	$0.51

Weighted average shares outstanding	12,380	12,250
Diluted effect of stock equivalents	161	235

Weighted average shares outstanding assuming dilution	12,541	12,485

Cash dividends per share	$0.080	$0.075

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	November 30,	November 30,	August 31,
($ in thousands, except par values)	2009	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$91,750	$28,298	$85,929
Receivables, net of allowance, $2,097, $1,241, and $1,864, respectively	51,552	84,089	42,862
Inventories, net	44,327	72,488	46,255
Deferred income taxes	6,877	7,754	6,881
Other current assets	6,660	6,627	7,602

Total current assets	201,166	199,256	189,529

Property, plant and equipment, net	59,949	55,669	59,641
Other intangible assets, net	29,045	29,195	29,100
Goodwill, net	24,530	23,333	24,174
Other noncurrent assets	5,646	4,973	5,453

Total assets	$320,336	$312,426	$307,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,291	$33,300	$20,008
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	31,958	33,767	33,008

Total current liabilities	64,420	73,238	59,187

Pension benefits liabilities	6,407	5,606	6,407
Long-term debt	17,912	24,082	19,454
Deferred income taxes	10,510	12,197	10,391
Other noncurrent liabilities	4,598	3,572	4,800

Total liabilities	103,847	118,695	100,239

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,173,896, 18,093,191 and 18,128,743 shares issued at November 30, 2009 and 2008 and August 31, 2009, respectively)	18,174	18,093	18,129
Capital in excess of stated value	29,240	26,818	28,944
Retained earnings	255,273	245,019	249,588
Less treasury stock (at cost, 5,763,448, 5,813,448 and 5,763,448 shares at November 30, 2009 and 2008 and August 31, 2009, respectively)	(91,998)	(92,796)	(91,998)
Accumulated other comprehensive income, net	5,800	(3,403)	2,995

Total shareholders’ equity	216,489	193,731	207,658

Total liabilities and shareholders’ equity	$320,336	$312,426	$307,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
($ in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,677	$6,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,681	2,686
Provision for uncollectible accounts receivable	149	27
Deferred income taxes	(447)	338
Stock-based compensation expense	613	457
Other, net	(93)	67
Changes in assets and liabilities:
Receivables, net	(7,813)	1,507
Inventories, net	2,222	(22,684)
Other current assets	(437)	(44)
Accounts payable	5,916	2,128
Other current liabilities	(3,452)	(6,489)
Current taxes payable	4,276	(867)
Other noncurrent assets and liabilities	(769)	225

Net cash provided by (used in) operating activities	9,523	(16,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,436)	(2,275)
Proceeds from sale of property, plant and equipment	92	6
Acquisition of business, net of cash acquired	(132)	—
Proceeds from settlement of net investment hedge	—	859

Net cash used in investing activities	(1,476)	(1,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and issuance of other stock awards	(507)	116
Principal payments on long-term debt	(1,543)	(1,543)
Net payments on revolving line of credit	—	(1,630)
Excess tax benefits from stock-based compensation	310	328
Dividends paid	(992)	(920)

Net cash used in financing activities	(2,732)	(3,649)

Effect of exchange rate changes on cash	506	(1,076)

Net increase (decrease) in cash and cash equivalents	5,821	(22,462)
Cash and cash equivalents, beginning of period	85,929	50,760

Cash and cash equivalents, end of period	$91,750	$28,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by U.S. generally accepted accounting principles for financial statements contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2009.
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
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the performance conditions have been satisfied. At November 30, 2009, the performance conditions for the Company’s outstanding performance stock units had not been satisfied for the units granted on November 16, 2007, November 3, 2008 and November 12, 2009.
          Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period include the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits that would be recorded in additional paid-in capital when exercised are assumed to be used to repurchase shares.
          There were 571 restricted stock units excluded from the calculation of diluted earnings per share for the three months ended November 30, 2009, since their inclusion would have been anti-dilutive. There were no options or restricted stock units excluded from the calculation of diluted earnings per share as a result of being anti-dilutive for the three months ended November 30, 2008.

(3) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, changes in the transition obligation and net actuarial losses from the defined benefit pension plan and the accumulated foreign currency translation adjustment, net of hedging activities. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three months ended
	November 30,
$ in thousands	2009	2008
Comprehensive income:
Net earnings	$6,677		$6,322
Other comprehensive income(1):
Defined benefit pension plan, net of tax	28		27
Unrealized gain (loss) on cash flow hedges, net of tax	(167)		530
Foreign currency translation, net of hedging activities	2,944		(9,053)

Total comprehensive income (loss)	$9,482	$	(2,174)

(1)	Net of tax (benefit) expense of ($33) and $437 for the three months ended November 30, 2009 and 2008, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
               The Company recorded income tax expense of $4.3 million and $3.5 million for the three months ended November 30, 2009 and 2008, respectively. The effective tax rate used to calculate income tax expense before discrete items was 35.1% and 35.4% for the three month periods ended November 30, 2009 and 2008, respectively. The Company’s effective tax rate was slightly higher than the U.S. federal statutory tax rate primarily due to foreign, state and local taxes. These items were partially offset by the domestic production activities deduction and other tax credits.
               For the three months ended November 30, 2009, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the current quarter. In fiscal 2004, the European Commission (“EC”) overturned a tax deduction previously allowed by the French Tax Authorities and taken by the Company’s French subsidiary in a period prior to being owned by the Company. In the current period, the Company determined it had not previously recorded the tax obligation resulting from the EC ruling. The Company corrected the error and recorded an immaterial adjustment of $0.4 million to increase tax expense to reflect the correction of the tax obligation incurred during fiscal 2004. The Company has concluded that the impact of this correction is not material to its previously issued financial statements.
(5) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, its wholly-owned subsidiaries, Barrier Systems, Inc. (“BSI”) and Watertronics, LLC, China and non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	November 30,	November 30,	August 31,
$ in thousands	2009	2008	2009
Inventory:
FIFO inventory	$32,828	$42,164	$16,561
LIFO reserves	(6,283)	(9,581)	(7,190)

LIFO inventory	26,545	32,583	9,371

Weighted average inventory	17,251	19,845	14,762
Other FIFO inventory	2,611	21,304	23,765
Obsolescence reserve	(2,080)	(1,244)	(1,643)

Total inventories	$44,327	$72,488	$46,255

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	November 30,	November 30,	August 31,
	2009	2008	2009
Raw materials	11%	13%	7%
Work in process	8%	8%	8%
Finished goods and purchased parts	81%	79%	85%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	November 30,	November 30,	August 31,
$ in thousands	2009	2008	2009
Operating property, plant and equipment:
Land	$2,297	$2,195	$2,271
Buildings	29,198	23,140	28,622
Equipment	63,222	57,726	60,717
Other	5,666	7,202	6,863

Total operating property, plant and equipment	100,383	90,263	98,473
Accumulated depreciation	(56,667)	(51,079)	(55,077)

Total operating property, plant and equipment, net	$43,716	$39,184	$43,396

Leased property:
Machines	4,280	3,522	4,248
Barriers	16,756	15,694	16,253

Total leased property	$21,036	$19,216	$20,501
Accumulated depreciation	(4,803)	(2,731)	(4,256)

Total leased property, net	$16,233	$16,485	$16,245

Property, plant and equipment, net	$59,949	$55,669	$59,641

Depreciation expense was $2.0 million and $1.9 million for the three months ended November 30, 2009 and 2008, respectively.

(7) Credit Arrangements
Euro Line of Credit
               The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.4 million as of November 30, 2009, for working capital purposes (the “Euro Line of Credit”). As of November 30, 2009 and 2008 and August 31, 2009, there were no borrowings outstanding on this credit agreement. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (1.97% at November 30, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit.
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
Snoline Term Note
               The Company’s wholly-owned Italian subsidiary, Snoline S.P.A. (“Snoline”) has an unsecured $13.2 million seven-year Term Note and Credit Agreement with Wells Fargo Bank, N.A. that was effective on December 27, 2006 (the “Snoline Term Note”). Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. On the same day, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7% as described in Note 8, Financial Derivatives.
Revolving Credit Agreement
               The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, each effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At November 30, 2009 and 2008 and August 31, 2009, there was no outstanding balance on the Revolving Credit Agreement.
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

Outstanding long-term debt consists of the following:

	November 30,	November 30,	August 31,
$ in thousands	2009	2008	2009
BSI Term Note	$16,072	$20,357	$17,143
Snoline Term Note	8,011	9,896	8,482
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$17,912	$24,082	$19,454

Interest expense was $0.5 million and $0.6 million for the three months ended November 30, 2009 and 2008, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	5,099
5 years	471
Thereafter	—

$24,083

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

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		November 30,	November 30,	August 31,
$ in thousands	Balance Sheet Location	2009	2008	2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$—	$(10)	$—
Interest rate swap	Other current liabilities	(568)	(709)	(602)
Interest rate swap	Other noncurrent liabilities	(721)	(1,120)	(732)
Cross currency swap	Other current liabilities	(519)	—	(425)
Cross currency swap	Other noncurrent liabilities	(1,071)	—	(847)
Cross currency swap	Other noncurent assets	—	13	—

Total derivatives designated as hedging instruments[1]		$(2,879)	$(1,826)	$(2,606)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$97	$—
Foreign currency forward contracts	Other current liabilities	—	(49)	—

Total derivatives not designated as hedging instruments		$—	$48	$—

[1]	Accumulated other comprehensive income included losses (gains), net of related income tax effects, of $0.7 million, ($0.1) million and $0.5 million at November 30, 2009 and 2008, and August 31, 2009, respectively, related to derivative contracts designated as hedging instruments.
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
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. At November 30, 2008, the Company had one forward exchange contract outstanding designated as a cash flow hedging relationship with a value of less than $0.1 million. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at November 30, 2009 and August 31, 2009.

Derivatives Designated as Cash Flow Hedging Relationships

	Amount of Gain/(Loss)
	Recognized in OCI on
	Derivatives
	Three months ended
	November 30,
$ in thousands	2009	2008
Interest rate swap	$64	$(251)
Cross currency swap	(231)	788
Foreign currency forward contracts	—	(7)

Total[1]	$(167)	$530

(1)	Net of tax (benefit) expense of ($50) and $141 for the three months ended November 30, 2009 and 2008, respectively.

		Amount of (Loss)
		Reclassified from AOCI
		into Income
	Location of Loss	Three months ended
	Reclassified from	November 30,
$ in thousands	AOCI into Income	2009	2008
Interest rate swap	Interest Expense	$(236)	$(229)
Cross currency swap	Interest Expense	(142)	(104)
Foreign currency forward contracts	Revenue	—	—
Foreign currency forward contracts	Other income (expense)	—	—

		$(378)	$(333)

		Gain/(Loss) Recognized in
		Income on Derivatives
		(Ineffectiveness)
	Gain/(Loss)	Three months ended
	Recognized in Income	November 30,
$ in thousands	(Ineffectiveness)	2009	2008
Interest rate swap	Other income (expense)	$—	$7
Cross currency swap	Other income (expense)	—	—
Foreign currency forward contracts	Other income (expense)	—	—

		$—	$7

Net Investment Hedging Relationships
          During fiscal 2008, the Company entered into Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the first quarter of fiscal 2009, the Company settled its only outstanding Euro foreign currency forward contract for a gain of $0.5 million, net of related income tax effects, which was included in other comprehensive income as part of the currency translation adjustment. This foreign currency forward contract qualified as a hedge of net investments in foreign operations. At November 30, 2009 and 2008 and August 31, 2009, accumulated currency translation adjustment in AOCI reflected after-tax gains of $1.2 million, net of related income tax effects of $0.8 million related to settled foreign currency forward contracts. For the three months ended November 30, 2009 and 2008, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. At November 30, 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
Derivatives Not Designated as Hedging Instruments
          In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). At November 30, 2009 and August 31, 2009, the Company had no undesignated hedges outstanding.
Derivatives Not Designated as Hedging Instruments

		Amount Gain/(Loss)
		Recognized in Income on
		Derivatives
	Location of	Three months ended
	Gain/(Loss)	November 30,
$ in thousands	Recognized in Income	2009	2008
Foreign currency forward contracts	Other income (expense)	$—	$277
(9) Fair Value Measurements
Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company for its financial assets and liabilities, effective September 1, 2008. In addition, the Company adopted this guidance for its nonfinancial assets and liabilities effective September 1, 2009. These nonfinancial assets and liabilities requiring nonrecurring fair value measurements include long-lived assets, goodwill and certain other intangible assets. These items are recognized at fair value when they are considered other than temporarily impaired. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2009.
          The Fair Value Measurements guidance establishes the fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are described below.

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

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,750	$—	$—	$91,750
Derivative Assets	—	—	—	—
Derivative Liabilities	—	(2,879)	—	(2,879)
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.1 million, $1.0 million and $1.3 million at November 30, 2009 and 2008, August 31, 2009, respectively. Although the Company has been able to reasonably estimate the cost of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that testing may indicate additional remediation is required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
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

	Three months ended
	November 30,
$ in thousands	2009	2008
Net periodic benefit cost:
Service cost	$—	$—
Interest cost	88	87
Net amortization and deferral	45	44
Total net periodic benefit cost	$133	$131
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

The following tables provide the changes in the Company’s product warranties:

	Three months ended
	November 30,
$ in thousands	2009	2008
Warranties:
Product warranty accrual balance, beginning of period	$1,736	$2,011
Liabilities accrued for warranties during the period	747	1,076
Warranty claims paid during the period	(1,006)	(1,286)

Product warranty accrual balance, end of period	$1,477	$1,801

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
          The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding general and administrative expenses (which include corporate expenses), interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Certain segment reporting prescribed by current accounting standards is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
          For the three months ended November 30, 2009, more than 10% of the total revenues generated by the Company were realized from the Mexico City road project. The Company had no single customer representing 10% or more of its total revenues during the three months ended November 30, 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended
	November 30,
$ in thousands	2009	2008
Operating revenues:
Irrigation	$53,266	$85,964
Infrastructure	32,704	27,157

Total operating revenues	$85,970	$113,121

Operating income:
Irrigation	$6,744	$13,312
Infrastructure	7,685	1,742

Segment operating income	14,429	15,054
Unallocated general and administrative expenses	(3,268)	(3,258)
Interest and other income, net	(233)	(2,015)

Earnings before income taxes	$10,928	$9,781

Total Capital Expenditures:
Irrigation	$521	$1,826
Infrastructure	915	449

	$1,436	$2,275

Total Depreciation and Amortization:
Irrigation	$1,109	$1,144
Infrastructure	1,572	1,542

	$2,681	$2,686

	November 30,	November 30,	August 31,
	2009	2008	2009
Total Assets:
Irrigation	$203,489	$196,553	$186,558
Infrastructure	116,847	115,873	121,339

	$320,336	$312,426	$307,897

(14) Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.6 million and $0.5 million for the three months ended November 30, 2009 and 2008, respectively.
          During the first quarter of fiscal 2010, the Company granted 35,245 restricted stock units and 45,608 performance stock units at a grant date price of $33.69. The restricted stock units vest over a three-year period at approximately 33% per year. The performance stock units vest contingent upon meeting various performance goals. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. The awards actually earned may range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.
(15) Subsequent Events
The Company has evaluated events occurring subsequent to the date of the financial statements up to January 6, 2010, the date the Company issued these financial statements and did not identify any subsequent events requiring disclosure.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, “will”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2010 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2009. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
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
          The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2009. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2009.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. Through the acquisition of Watertronics, LLC (“Watertronics”) in January 2008, the Company entered the market for water pumping stations and controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the consolidated financial statements.
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
          Lindsay has two additional irrigation operating subsidiaries. Irrigation Specialists, Inc. (“Irrigation Specialists”) is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists was acquired by the Company in March 2002 and provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc. (“LTI”), located in Lindsay, Nebraska, primarily brokers delivery of irrigation equipment in the U.S.
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

Results of Operations
For the Three Months ended November 30, 2009 compared to the Three Months ended November 30, 2008
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2009 and 2008. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,		Increase
$ in thousands	2009	2008	(Decrease)
Consolidated
Operating revenues	$85,970	$113,121	(24.0)%
Cost of operating revenues	$60,166	$84,472	(28.8)%
Gross profit	$25,804	$28,649	(9.9)%
Gross margin	30.0%	25.3%
Operating expenses (1)	$14,643	$16,853	(13.1)%
Operating income	$11,161	$11,796	(5.4)%
Operating margin	13.0%	10.4%
Interest expense	$(461)	$(625)	(26.2)%
Interest income	$83	$316	(73.7)%
Other income (expense), net	$145	$(1,706)	108.5%
Income tax provision	$4,251	$3,459	22.9%
Effective income tax rate	38.9%	35.4%
Net earnings	$6,677	$6,322	5.6%
Irrigation Equipment Segment
Segment operating revenues	$53,266	$85,964	(38.0)%
Segment operating income (2)	$6,744	$13,312	(49.3)%
Segment operating margin (2)	12.7%	15.5%
Infrastructure Products Segment
Segment operating revenues	$32,704	$27,157	20.4%
Segment operating income (2)	$7,685	$1,742	341.2%
Segment operating margin (2)	23.5%	6.4%

(1)	Includes $3.3 million and $3.2 million of unallocated general and administrative expenses for the three months ended November 30, 2009 and 2008, respectively.

(2)	Excludes unallocated general and administrative expenses. Beginning in fiscal 2009, segment-specific general and administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the three months ended November 30, 2009 decreased by $27.2 million or 24% compared to the same prior year period. This decrease was attributable to a 38% decrease in irrigation equipment revenues partially offset by a 20% increase in infrastructure product revenues.
          Domestic irrigation equipment revenues for the three months ended November 30, 2009 of $32.8 million decreased $20.9 million or 39% compared to the same prior year period. The first fiscal quarter is traditionally a low revenue quarter for irrigation equipment as farmers are typically focused on harvest activities. It is likely that the late and protracted harvest this fall also negatively impacted irrigation equipment demand. In comparison the first quarter of fiscal 2009 reflected record first quarter irrigation revenues, working off a record backlog from the end of the previous fiscal year. Demand for irrigation equipment is also affected by prices for agricultural commodities. Agricultural commodity prices were relatively stable when compared to the same time last year. International irrigation equipment revenues for the three months ended November 30, 2009 of $20.5 million decreased $11.8 million or 37% compared to the same prior year period. Irrigation revenues decreased in most regions outside of the U.S., partially offset by increases in Mexico, Brazil and Europe. The Brazilian market has shown fairly strong signs of recovery, driven by increased sugar cane production for sugar and ethanol. Cane production in Brazil is estimated to be up approximately 7% over the previous year. In Europe, the higher revenues realized were in the traditional markets of Spain and France but revenues were lower in the Commonwealth of Independent States countries, which were impacted by funding availability. For all markets, approximately 85% of the revenue reduction was in unit volume, due to lower demand resulting from the significant changes in the economic environment. The remainder of the reduction was due to lower unit prices as a result of passing through reductions in input material costs.
          Infrastructure products segment revenues for the three months ended November 30, 2009 of $32.7 million increased $5.5 million or 20% from the same prior year period. The increase in revenues was primarily the result of the Mexico City road project. Approximately 80% of the revenue for the $19.6 million project in Mexico City was realized in the first fiscal quarter of 2010 and the remainder is expected to be realized in the second fiscal quarter of 2010. While BSI’s revenues were significantly higher in the quarter due to the project in Mexico, Diversified Manufacturing revenues were down approximately $5.0 million compared to the same quarter last year on lower commercial tubing and contract manufacturing revenues.
Gross Margin
Gross profit was $25.8 million for the three months ended November 30, 2009 a decrease of $2.8 million compared to the three months ended November 30, 2008. Gross margin was 30.0% for the three months ended November 30, 2009 compared to 25.3% for the same prior year period. The improvement in gross margin was primarily due to increased revenues of higher margin moveable barrier product while irrigation margins remained stable. During the first fiscal quarter of 2010, steel prices remained relatively low and average irrigation equipment prices remained unchanged from the fourth quarter of fiscal 2009.
Operating Expenses
The Company’s operating expenses of $14.6 million for the three months ended November 30, 2009 were $2.2 million lower than the same prior year period. The decrease in operating expenses for the three months ended November 30, 2009 reflects the reductions made last fiscal year, primarily in personnel related expenses.
Interest, Other Income (Expense), net
Interest expense for the three months ended November 30, 2009 decreased by $0.1 million compared to the same prior year period. The decrease in interest expense is due to principal reductions on the Company’s two outstanding term notes.
          Interest income for the three months ended November 30, 2009 decreased by $0.2 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
          Other income, net during the three months ended November 30, 2009 increased by $1.8 million when compared with the same prior year period. The improvement was primarily due to transaction losses from unfavorable movements in exchange rates experienced by the Company during the previous year’s first fiscal quarter that did not recur in the current quarter.
Income Taxes
The Company recorded income tax expense of $4.3 million and $3.5 million for the three months ended November 30, 2009 and 2008, respectively. The effective tax rate used to calculate income tax expense before discrete items was 35.1% and 35.4% for the three months ended November 30, 2009 and 2008, respectively. The Company’s effective tax rate was slightly higher than the U.S. federal statutory tax rate primarily due to state and local taxes. These items were partially offset by the domestic production activities deduction and other tax credits.
          For the three months ended November 30, 2009, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the current quarter. In fiscal 2004 the European Commission (“EC”) overturned a tax deduction previously allowed by the French Tax Authorities and taken by the Company’s French subsidiary in a period prior to being owned by the Company. In the current period, the Company determined it had not previously recorded the tax obligation resulting from the EC ruling. The Company corrected the error and recorded an immaterial adjustment of $0.4 million to increase tax expense to reflect the correction of the tax obligation incurred during fiscal 2004. The Company has concluded that the impact of this correction is not material to its previously issued financial statements.

Net Earnings
Net earnings were $6.7 million or $0.53 per diluted share for the three months ended November 30, 2009 compared with $6.3 million or $0.51 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under four credit arrangements that are described below.
          The Company’s cash and cash equivalents totaled $91.8 million at November 30, 2009 compared with $28.3 million at November 30, 2008 and $85.9 million at August 31, 2009.
          The Company currently maintains two bank lines of credit with Wells Fargo Bank, N.A. and Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company entered into an unsecured $30.0 million Revolving Credit Note and Credit Agreement, effective as of January 24, 2008, with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). As of November 30, 2009, November 30, 2008 and August 31, 2009, there was no outstanding balance on the Revolving Credit Agreement.
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
          The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.4 million as of November 30, 2009, for working capital purposes (the “Euro Line of Credit”). At November 30, 2009, November 30, 2008 and August 31, 2009 there was no balance outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 1.97% at November 30, 2009). Unpaid principal and interest is due by January 31, 2010, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
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
          On December 27, 2006, the Company’s wholly-owned Italian subsidiary entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%.
          The BSI Term Note, the Snoline Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio and a current ratio (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At November 30, 2009, the Company was in compliance with all loan covenants.
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

          Cash flows provided by operations totaled $9.5 million during the three months ended November 30, 2009 compared to $16.3 million used in operations during the same prior year period. Cash provided by operations improved $25.8 million primarily due to a decrease in cash used for working capital items resulting from lower business activities.
          Cash flows used in investing activities totaled $1.5 million during the three months ended November 30, 2009 compared to cash flows used in investing activities of $1.4 million during the same prior year period. Cash outflow for investing activities for the three months ended November 30, 2009 was primarily used for purchases of property, plant and equipment.
          Cash flows used in financing activities totaled $2.7 million during the three months ended November 30, 2009 compared to cash flows used in financing activities of $3.6 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a decrease of $1.6 million from net payments on revolving line of credit, partially offset by an increase of $0.6 million cash used in exercise of stock options and issuance of other stock awards.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
Market Conditions and Fiscal 2010 Outlook
Globally, farmers continued to remain cautious in committing to capital goods investments; however, the first fiscal quarter is generally the “harvest” quarter and first quarter revenues are not a good indicator of next season’s demand. The traditional selling period in the major irrigation markets will begin in the latter part of January 2010 or early February 2010. In general, lenders for irrigation equipment purchases in the U.S. remained willing and able to finance purchases; however, there are indications that requirements for obtaining financing have become more stringent. Long-term market drivers of expanding food and biofuel production and improving water use efficiencies through mechanized irrigation systems remains very positive.
          In the infrastructure markets, stimulus funds have been applied to “shovel ready” maintenance projects versus more significant road widening or new road construction projects, which are more likely to use the Company’s moveable barrier and crash cushion products. While additional roadway projects have resulted from the federal stimulus package, future projects may be impacted by the uncertainty surrounding the passage of a new multi-year federal highway funding bill. Multiple short-term extensions of funding are expected before any serous activity is undertaken to pass a multi-year bill. The anticipated project list for Barrier Systems traffic mitigation systems remains strong. The timing of orders for these projects is uncertain and difficult to forecast in the present economic environment. Numerous projects have been delayed during the past year due to funding limitations or uncertainties.
          Overall, the Company has responded to these contracted market activities with reductions in the workforce and overall spending reductions in all of the Company’s operations. During the quarter, the Company realized the benefit of these actions and of the leverage attained from a sizable Quick Move Barrier project. In addition, the Company has implemented actions to enhance cash flow through the reduction in working capital which has resulted in a strong balance sheet. The Company’s focus on improving cash flow has resulted in increasing cash and cash equivalents by $63.5 million to $91.8 million compared with the prior year. The Company also reduced debt by $6.2 million over the same period.
          As of November 30, 2009, the Company had an order backlog of $36.1 million compared with $40.1 million at November 30, 2008 and $43.6 at August 31, 2009. Irrigation equipment backlog was up slightly compared to the same time last year.
          For both the irrigation and infrastructure markets, the outlook for fiscal year 2010 remains uncertain at this time. However, in the long term, the global drivers of increasing food production, improving water-use efficiency, expanding biofuel production, expanding interest in reducing environmental impacts and improving transportation infrastructure, continue to be drivers of demand for the Company’s products. The Company’s strong balance sheet has well-positioned the Company to invest in growth initiatives both organic and through acquisitions.
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
          In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. SFAS 142-3”). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. SFAS 142-3 became effective for the Company beginning in the first quarter of fiscal year 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
          In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141R-1”). This FSP amends and clarifies SFAS No. 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, Accounting for Contingencies, to determine whether the contingency should be recognized at the acquisition date or after it. FSP SFAS 141R-1 became effective for the Company for business combinations for which the acquisition date is on or after September 1, 2009.
          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 became effective for the Company beginning in the first quarter of fiscal year 2010. The adoption of this guidance will change the way the Company references various elements of GAAP when preparing the financial statement disclosures, but will not have an impact on the Company’s consolidated financial statements.
          In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“ASU 2009-05”). This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 became effective for the Company beginning in the first quarter of its fiscal year 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
ITEM 4 — Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2009.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.1 million, $1.0 million and $1.3 million at November 30, 2009, November 30, 2008 and August 31, 2009, respectively. Although the Company has accrued all reasonably estimable costs of completing the remediation actions defined in the supplemental remedial action work plan, it is possible that testing may indicate additional remediation is required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2009.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended November 30, 2009; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.
ITEM 6 — Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2010 Plan Year. **

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**	- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of January 2010.

LINDSAY CORPORATION

By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Division