Form 10-Q
period 2010-02-28
LINDSAY CORP
filed 2010-04-08
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, 12,486,172 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Page No.
Part I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010 and 2009	3

Condensed Consolidated Balance Sheets, February 28, 2010 and 2009 and August 31, 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6-17

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

ITEM 3 — Quantitative and Qualitative Disclosures about Market Risk	26

ITEM 4 — Controls and Procedures	26-27

Part II — OTHER INFORMATION

ITEM 1 — Legal Proceedings	27

ITEM 1A — Risk Factors	27

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 4 — Submission of Matters to a Vote of Security Holders	28

ITEM 6 — Exhibits	29

SIGNATURE	30

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
(in thousands, except per share amounts)	2010	2009	2010	2009
Operating revenues	$85,196	$65,146	$171,166	$178,267
Cost of operating revenues	63,067	51,870	123,233	136,342

Gross profit	22,129	13,276	47,933	41,925

Operating expenses:
Selling expense	5,251	5,618	10,774	12,381
General and administrative expense	8,279	6,488	15,615	14,837
Engineering and research expense	1,685	1,619	3,469	3,360

Total operating expenses	15,215	13,725	29,858	30,578

Operating income (loss)	6,914	(449)	18,075	11,347

Other income (expense):
Interest expense	(356)	(480)	(817)	(1,105)
Interest income	83	225	166	541
Other income (expense), net	(85)	238	60	(1,468)

Earnings (loss) before income taxes	6,556	(466)	17,484	9,315

Income tax provision (benefit)	578	(616)	4,829	2,843

Net earnings	$5,978	$150	$12,655	$6,472

Basic net earnings per share	$0.48	$0.01	$1.02	$0.53

Diluted net earnings per share	$0.48	$0.01	$1.01	$0.52

Weighted average shares outstanding	12,452	12,285	12,415	12,268
Diluted effect of stock equivalents	127	135	145	185

Weighted average shares outstanding assuming dilution	12,579	12,420	12,560	12,453

Cash dividends per share	$0.080	$0.075	$0.160	$0.150

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	February 28,	February 28,	August 31,
($ in thousands,except par values)	2010	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$91,635	$41,139	$85,929
Receivables, net of allowance, $2,100, $1,248, and $1,864, respectively	53,297	58,741	42,862
Inventories, net	47,197	66,658	46,255
Deferred income taxes	6,645	7,876	6,881
Other current assets	7,629	8,875	7,602

Total current assets	206,403	183,289	189,529

Property, plant and equipment, net	57,414	56,779	59,641
Other intangible assets, net	27,842	28,511	29,100
Goodwill, net	23,867	23,328	24,174
Other noncurrent assets	5,640	4,975	5,453

Total assets	$321,166	$296,882	$307,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,514	$23,066	$20,008
Current portion of long-term debt	6,171	6,171	6,171
Other current liabilities	29,631	29,893	33,008

Total current liabilities	66,316	59,130	59,187

Pension benefits liabilities	6,407	5,603	6,407
Long-term debt	16,369	22,540	19,454
Deferred income taxes	8,916	12,345	10,391
Other noncurrent liabilities	3,101	3,682	4,800

Total liabilities	101,109	103,300	100,239

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,184,620, 18,114,503 and 18,128,743 shares issued at February 28, 2010 and 2009 and August 31, 2009, respectively)	18,185	18,115	18,129
Capital in excess of stated value	29,972	27,615	28,944
Retained earnings	260,126	244,247	249,588
Less treasury stock (at cost, 5,698,448, 5,813,448 and 5,763,448 shares at February 28, 2010 and 2009 and August 31, 2009, respectively)	(90,961)	(92,796)	(91,998)
Accumulated other comprehensive income, net	2,735	(3,599)	2,995

Total shareholders’ equity	220,057	193,582	207,658

Total liabilities and shareholders’ equity	$321,166	$296,882	$307,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,655	$6,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,350	5,311
Provision for uncollectible accounts receivable	267	91
Deferred income taxes	(1,768)	(318)
Stock-based compensation expense	1,182	938
Gain on disposal of fixed assets	(520)	—
Other, net	(85)	369
Changes in assets and liabilities:
Receivables	(11,025)	25,261
Inventories	(1,940)	(16,963)
Other current assets	(1,755)	903
Accounts payable	10,747	(5,722)
Other current liabilities	(3,645)	(13,178)
Current taxes payable	2,554	(5,516)
Other noncurrent assets and liabilities	(954)	340

Net cash provided by (used in) operating activities	11,063	(2,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,985)	(5,176)
Proceeds from sale of property, plant and equipment	547	6
Acquisition of business, net of cash acquired	(132)	—
Proceeds from settlement of net investment hedge	565	859

Net cash used in investing activities	(1,005)	(4,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	544	482
Principal payments on long-term debt	(3,086)	(3,011)
Net payments on revolving line of credit	—	842
Excess tax benefits from stock-based compensation	368	317
Dividends paid	(1,990)	(1,841)

Net cash used in financing activities	(4,164)	(3,211)

Effect of exchange rate changes on cash	(188)	(87)

Net increase (decrease) in cash and cash equivalents	5,706	(9,621)
Cash and cash equivalents, beginning of period	85,929	50,760

Cash and cash equivalents, end of period	$91,635	$41,139

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
     During the second quarter of fiscal 2010, the Company recognized incentive wage and investment tax credits from the state of Nebraska’s economic development program, the Nebraska Advantage Act (the “Nebraska Advantage Act Credits”). Wage credits reduced cost of operating revenues by $0.6 million and operating expenses by $0.3 million. In addition, investment tax credits reduced income tax expense by $1.4 million. The net after-tax benefit of the wage and investment tax credits increased net earnings by $2.0 million, or $0.16 per diluted share. The Company uses the deferral method of accounting for its investment tax credits related to state wage incentives.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At February 28, 2010, the threshold performance conditions for the November 16, 2007 grants had been satisfied resulting in the inclusion of 10,800 performance stock units in the calculation of diluted net earnings per share. The threshold performance conditions for the Company’s outstanding performance stock units had not been satisfied as of February 28, 2010 for the units granted on November 3, 2008 and November 12, 2009, resulting in the exclusion of 74,245 performance stock units from the calculation of diluted net earnings per share.
     Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period include the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which threshold performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized on share based awards, and the amount of excess tax benefits that would be recorded in additional paid-in capital when shares are issued and assumed to be used to repurchase shares.
     There were 1,333 and 57,377 restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended February 28, 2010 and 2009, respectively, since their inclusion would have been anti-dilutive. Additionally, there were 952 and 29,334 restricted stock units excluded from the calculation of diluted net earnings per share as a result of being anti-dilutive for the six months ended February 28, 2010 and 2009, respectively.

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

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2010	2009	2010	2009
Comprehensive income:
Net earnings	$5,978	$150	$12,655	$6,472
Other comprehensive income(1):
Defined benefit pension plan, net of tax	28	27	56	54
Unrealized gain (loss) on cash flow hedges, net of tax	723	(115)	556	415
Foreign currency translation, net of hedging activities	(3,816)	(108)	(872)	(9,161)

Total comprehensive income (loss)	$2,913	$(46)	$12,395	$(2,220)

(1)	Net of tax expense of $527 and $493 for the three months and six months ended February 28, 2010, respectively. Net of tax (benefit) expense of ($21) and $416 for the three months and six months ended February 28, 2009, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
     The Company recorded income tax expense of $0.6 million and $4.8 million for the three and six months ended February 28, 2010, respectively. The Company recorded an income tax benefit of $0.6 million and income tax expense of $2.8 million for the three and six months ended February 28, 2009, respectively. The estimated effective tax rate used to calculate income tax expense (benefit) before discrete items was 35.5% and 34.9% for the periods ended February 28, 2010 and 2009, respectively.
     For the three months ended February 28, 2010, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to previously discussed Nebraska Advantage Act Credits. The second item relates to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of certain of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million. For the six months ended February 28, 2010, the Company recorded the two discrete items discussed above as well as a discrete item resulting in $0.4 million of additional tax expense in the first quarter of fiscal 2010. In fiscal 2004 the European Commission (“EC”) overturned a tax deduction previously allowed by the French Tax Authorities and taken by the Company’s French subsidiary in a period prior to being owned by the Company. In the first quarter of fiscal 2010, the Company determined it had not previously recorded the tax obligation resulting from the EC ruling. The Company corrected the error and recorded an immaterial adjustment of $0.4 million to increase tax expense to reflect the correction of the tax obligation incurred during fiscal 2004. The Company has concluded that the impact of this correction is not material to its previously issued financial statements.
     For the three and six months ended February 28, 2009, the Company recorded two discrete items that reduced income tax expense for those periods. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision.

(5) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (“FIFO”) method for inventory at the Company’s Omaha, Nebraska warehouse, its wholly-owned subsidiaries, Barrier Systems, Inc. (“BSI”) and Watertronics, LLC, China and other non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	February 28,	February 28,	August 31,
$ in thousands	2010	2009	2009
Inventory:
FIFO inventory	$20,298	$33,355	$16,561
LIFO reserves	(6,927)	(8,078)	(7,190)

LIFO inventory	13,371	25,277	9,371

Weighted average inventory	18,867	20,489	14,762
Other FIFO inventory	17,200	22,177	23,765
Obsolescence reserve	(2,241)	(1,285)	(1,643)

Total inventories	$47,197	$66,658	$46,255

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February 28,	February 28,	August 31,
	2010	2009	2009
Raw materials	13%	10%	7%
Work in process	7%	7%	8%
Finished goods and purchased parts	80%	83%	85%

(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	February 28,	February 28,	August 31,
$ in thousands	2010	2009	2009
Operating property, plant and equipment:
Land	$2,244	$2,211	$2,271
Buildings	28,983	23,209	28,622
Equipment	62,299	58,340	60,717
Other	4,524	8,820	6,863

Total operating property, plant and equipment	98,050	92,580	98,473
Accumulated depreciation	(56,077)	(52,490)	(55,077)

Total operating property, plant and equipment, net	$41,973	$40,090	$43,396

Leased property:
Machines	4,216	4,055	4,248
Barriers	16,436	15,830	16,253

Total leased property	$20,652	$19,885	$20,501
Accumulated depreciation	(5,211)	(3,196)	(4,256)

Total leased property, net	$15,441	$16,689	$16,245

Property, plant and equipment, net	$57,414	$56,779	$59,641

Depreciation expense was $2.0 million and $1.9 million for the three months ended February 28, 2010 and 2009, and $4.1 million and $3.8 million for the six months ended February 28, 2010 and 2009, respectively.
(7) Credit Arrangements
Euro Line of Credit
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.1 million as of February 28, 2010, for working capital purposes (the “Euro Line of Credit”). As of February 28, 2010 and August 31, 2009, there were no borrowings outstanding on the Euro Line of Credit. As of February 28, 2009 there was $2.3 million outstanding on the Euro Line of Credit, which was included in other current liabilities on the consolidated balance sheets. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (1.83% at February 28, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit.
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
Snoline Term Note
     The Company’s wholly-owned Italian subsidiary, Snoline S.P.A. (“Snoline”) has an unsecured $13.2 million seven-year Term Note and Credit Agreement with Wells Fargo Bank, N.A. that was effective on December 27, 2006 (the “Snoline Term Note”). Borrowings under the Snoline Term Note are guaranteed by the Company and bear interest at a rate equal to LIBOR plus 50 basis points. The Snoline Term Note is due in December of 2013. On the same day as entering into the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7% as described in Note 8, Financial Derivatives.
Revolving Credit Agreement
     The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement, effective January 23, 2010 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012 as well as to modify the interest rate from LIBOR plus 50 basis points to LIBOR plus 120 basis points. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At February 28, 2010 and 2009 and August 31, 2009, there was no outstanding balance on the Amended Revolving Credit Agreement.
     Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 120 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2012, which is the termination date of the Amended Revolving Credit Agreement.
The BSI Term Note, the Snoline Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, these covenants for each of the Notes were modified by adding a tangible net worth requirement to the already existing covenants. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable.
Outstanding long-term debt consists of the following:

	February 28,	February 28,	August 31,
$ in thousands	2010	2009	2009
BSI Term Note	$15,000	$19,286	$17,143
Snoline Term Note	$7,540	9,425	8,482
Less current portion	(6,171)	(6,171)	(6,171)

Total long-term debt	$16,369	$22,540	$19,454

Interest expense was $0.4 million and $0.5 million for the three months ended February 28, 2010 and 2009, and $0.8 million and $1.1 million for the six months ended February 28, 2010 and 2009, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$6,171
2 years	6,171
3 years	6,171
4 years	4,027
Thereafter	—

$22,540

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
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		February 28,	February 28,	August 31,
$ in thousands	Balance Sheet Location	2010	2009	2009
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$(530)	$(685)	$(602)
Interest rate swap	Other noncurrent liabilities	(599)	(1,036)	(732)
Cross currency swap	Other current liabilities	(291)	(124)	(425)
Cross currency swap	Other noncurrent liabilities	(434)	(60)	(847)

Total derivatives designated as hedging instruments[1]		$(1,854)	$(1,905)	$(2,606)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	—	(17)	—

Total derivatives not designated as hedging instruments		$—	$(17)	$—

[1]	Accumulated other comprehensive income included (gains) losses, net of related income tax effects, of ($0.4) million, less than ($0.1) million and $0.5 million at February 28, 2010 and 2009, and August 31, 2009, respectively, related to derivative contracts designated as hedging instruments.
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
     In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at February 28, 2010, February 28, 2009 or August 31, 2009.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2010	2009	2010	2009
Interest rate swap	$95	$20	$159	$(231)
Cross currency swap	628	(142)	397	646
Foreign currency forward contracts	—	7	—	—

Total[1]	$723	$(115)	$556	$415

(1)	Net of tax expense of $296 and $246 for the three and six months ended February 28, 2010, respectively.
Net of tax (benefit) expense of ($38) and $103 for the three and six months ended February 28, 2009, respectively.

		Amount of (Loss) Reclassified from AOCI into Income
	Location of Loss	Three months ended		Six months ended
	Reclassified from	February 28,		February 28,
$ in thousands	AOCI into Income	2010	2009	2010	2009
Interest rate swap	Interest Expense	$(220)	$(262)	$(456)	$(491)
Cross currency swap	Interest Expense	(131)	(55)	(280)	(159)
Foreign currency forward contracts	Revenue	—	(15)	—	(15)
Foreign currency forward contracts	Other income (expense)	—	(49)	—	(49)

		$(351)	$(381)	$(736)	$(714)

		Gain/(Loss) Recognized in Income on Derivatives
		(Ineffectiveness)
	Gain/(Loss)	Three months ended		Six months ended
	Recognized in Income	February 28,		February 28,
$ in thousands	(Ineffectiveness)	2010	2009	2010	2009
Interest rate swap	Other income (expense)	$7	$75	$(50)	$82
Cross currency swap	Other income (expense)	—	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—	—

		$7	$75	$(50)	$82

Net Investment Hedging Relationships
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. These foreign currency forward contracts qualify as a hedge of net investments in foreign operations. Changes in fair value of the net investment hedge contracts are reported in OCI as part of the currency translation adjustment, net of tax.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
Foreign currency forward contracts[1]	$351	$—	$351	$533

(1)	Net of tax expense of $214 for the three and six months ended February 28, 2010. Net of tax expense of $326 for the six months ended February 28, 2009.
     During the second quarter of fiscal 2010, the Company entered into and settled a Euro foreign currency forward contract resulting in an after-tax gain of $0.4 million which was included in OCI as part of a currency translation adjustment. For the three and six months ended February 28, 2010 and 2009, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. Accumulated currency translation adjustment in AOCI at February 28, 2010 and 2009 and August 31, 2009 reflected after-tax gains of $1.6 million, $1.2 million and $1.2 million, net of related income tax effects of $1.0 million, $0.8 million and $0.8 million, respectively, related to settled foreign currency forward contracts. At February 28, 2010 and 2009 and August 31, 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
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

		Amount Gain/(Loss) Recognized in Income on Derivatives
	Location of	Three months ended		Six months ended
	Gain/(Loss)	February 28,		February 28,
$ in thousands	Recognized in Income	2010	2009	2010	2009
Foreign currency forward contracts	Other income (expense)	$—	$(131)	$—	$146
(9) Fair Value Measurements
The Financial Accounting Standards Board’s guidance on fair value measurements that establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company for its financial assets and liabilities, effective September 1, 2008. In addition, the Company adopted this guidance for its nonfinancial assets and liabilities effective September 1, 2009. These nonfinancial assets and liabilities requiring nonrecurring fair value measurements include long-lived assets, goodwill and certain other intangible assets. These items are recognized at fair value when they are considered other than temporarily impaired. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2010.
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,635	$—	$—	$91,635
Derivative Liabilities	—	(1,854)	—	(1,854)
The carrying amount of long-term debt (including current portion) was $22.5 million as of February 28, 2010. The fair value of this debt at February 28, 2010 was estimated at $21.8 million. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the second quarter of fiscal 2010, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.3 million, $1.0 million and $1.3 million at February 28, 2010, February 28, 2009 and August 31, 2009, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing may be required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
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

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	88	87	175	174
Net amortization and deferral	45	44	90	88

Total net periodic benefit cost	$133	$131	$265	$262

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
The following tables provide the changes in the Company’s product warranties:

	Three months ended
	February 28,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,477	$1,801
Liabilities accrued for warranties during the period	674	310
Warranty claims paid during the period	(746)	(513)

Product warranty accrual balance, end of period	$1,405	$1,598

	Six months ended
	February 28,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,736	$2,011
Liabilities accrued for warranties during the period	1,421	1,386
Warranty claims paid during the period	(1,752)	(1,799)

Product warranty accrual balance, end of period	$1,405	$1,598

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
     Infrastructure: This segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions, providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signaling structures. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria.

     The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2009. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Certain segment reporting prescribed by current accounting standards is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.
     For the six months ended February 28, 2010, more than 10% of the total revenues generated by the Company were realized from the $19.6 million Mexico City road barrier project completed in the first half of fiscal 2010. The Company had no single customer representing 10% or more of its total revenues during the three months ended February 28, 2010 or the three and six months ended February 28, 2009.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2010	2009	2010	2009
Operating revenues:
Irrigation	$67,895	$48,424	$121,161	$134,388
Infrastructure	17,301	16,722	50,005	43,879

Total operating revenues	$85,196	$65,146	$171,166	$178,267

Operating income:
Irrigation	$12,028	$4,183	$18,772	$17,495
Infrastructure	(1,154)	(1,733)	6,531	9

Segment operating income	10,874	2,450	25,303	17,504
Unallocated general and administrative expenses	(3,960)	(2,899)	(7,228)	(6,157)
Interest and other income, net	(358)	(17)	(591)	(2,032)

Earnings before income taxes	$6,556	$(466)	$17,484	$9,315

Total Capital Expenditures:
Irrigation	$21	$2,145	$542	$3,971
Infrastructure	528	756	1,443	1,205

	$549	$2,901	$1,985	$5,176

Total Depreciation and Amortization:
Irrigation	$1,112	$1,107	$2,221	$2,251
Infrastructure	1,557	1,518	3,129	3,060

	$2,669	$2,625	$5,350	$5,311

	February 28,	February 28,	August 31,
	2010	2009	2009
Total Assets:
Irrigation	$217,096	$186,002	$186,558
Infrastructure	104,070	110,880	121,339

	$321,166	$296,882	$307,897

(14) Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.6 million and $0.5 million for the three months ended February 28, 2010 and 2009, respectively. Share-based compensation expense was $1.2 million and $0.9 million for the six months ended February 28, 2010 and 2009, respectively.
     During the second quarter of fiscal 2010, the Company awarded its annual grant of restricted stock units to its independent members of the Board of Directors at a grant date fair value of $40.02 per share. Total units granted were 5,978 restricted stock units. These restricted stock units were the final awards issued from the 2006 Long-Term Incentive Plan and will vest on November 1, 2010.
     On January 25, 2010, the stockholders of the Company approved the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan replaces its predecessor plan, the 2006 Long-Term Incentive Plan (the “Predecessor Plan”). The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares. In addition, any shares subject to awards under the Predecessor Plan or the Company’s 2001 Long-Term Incentive Plan that expire, are forfeited or become unexercisable without having been issued will also be authorized for issuance under the 2010 Plan. At February 28, 2010, no awards had been granted under the 2010 Plan.

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
     The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2009. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the six months ended February 28, 2010.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955 and is one of the pioneers in the automated irrigation industry. Through the acquisition of Watertronics, LLC (“Watertronics”) in January 2008, the Company entered the market for water pumping stations and controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signaling structures, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the consolidated financial statements.
     Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the sub-Saharan Africa market. Lindsay (Tianjin) Industry Co., Ltd., located in China, was organized in June 2009 and manufactures and markets irrigation equipment for the Chinese market. In addition, the Company leases office space in Beijing, China and leases warehouse space in Dalian, China.
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

Results of Operations
For the Three Months ended February 28, 2010 compared to the Three Months ended February 28, 2009
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2010 and 2009. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$85,196	$65,146	30.8%
Cost of operating revenues	$63,067	$51,870	21.6%
Gross profit	$22,129	$13,276	66.7%
Gross margin	26.0%	20.4%
Operating expenses (1)	$15,215	$13,725	10.9%
Operating income (loss)	$6,914	$(449)	1639.9%
Operating margin	8.1%	-0.7%
Interest expense	$(356)	$(480)	(25.8)%
Interest income	$83	$225	(63.1)%
Other income (expense), net	$(85)	$238	(135.7)%
Income tax provision (benefit)	$578	$(616)	193.8%
Effective income tax rate	8.8%	132.2%
Net earnings	$5,978	$150	3885.3%
Irrigation Equipment Segment
Segment operating revenues	$67,895	$48,424	40.2%
Segment operating income (2)	$12,028	$4,183	187.5%
Segment operating margin (2)	17.7%	8.6%
Infrastructure Products Segment
Segment operating revenues	$17,301	$16,722	3.5%
Segment operating income (loss) (2)	$(1,154)	$(1,733)	33.4%
Segment operating margin (2)	-6.7%	-10.4%

(1)	Includes $4.0 million and $2.9 million of unallocated general and administrative expenses for the three months ended February 28, 2010 and 2009, respectively.

(2)	Excludes unallocated general and administrative expenses.Beginning in fiscal 2009, segment-specific general and administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the three months ended February 28, 2010 increased by 31% to $85.2 million compared with $65.1 million for the three months ended February 28, 2009. The increase is attributable to a $19.5 million increase in irrigation equipment revenues and a $0.6 million increase in infrastructure revenues.
     Domestic irrigation equipment revenues for the three months ended February 28, 2010 of $38.8 million increased 16% compared to the same period last year. The increase in domestic irrigation revenues is primarily due to an increase in the number of irrigation systems sold as compared to the prior year’s second fiscal quarter. The increase in the number of units sold was partially offset by a lower average price per unit. Agricultural commodity prices, for corn, soybeans and wheat are relatively similar to prices at the same time last year; however, there is a sense that farmers are moving beyond the shock effect of the economic recession experienced last year. USDA projections for 2010 Net Farm Income indicate a

12% increase compared to 2009 estimates and near the ten year average. International irrigation equipment revenues for the three months ended February 28, 2010 of $29.1 million increased 93% from $15.0 million compared to the same prior year period. Significant export increases in Mexico and Central America along with strong revenues from the Company’s South American international irrigation business unit, drove the second quarter increase. During the second fiscal quarter, exports to Mexico rose significantly as farmers raced to receive equipment prior to the expiration of a government subsidy.
     Infrastructure products segment revenues for the three months ended February 28, 2010 of $17.3 million increased 4% from the same prior year period. The increase in revenue was driven by the completion of the $19.6 million Mexico City road barrier project (the “Mexico City road project”). This was partially offset by decreased revenue in contract manufacturing and commercial tubing compared to the prior year’s second quarter. Contract manufacturing, which is less than 2% of total revenue in the quarter, decreased approximately 55% from the same time last year. This decrease reflects the recession impact on the Company’s customers for the manufacturing services, as well as companies pulling in work from contract manufacturers. BSI’s revenues were up 29% during the second fiscal quarter, with most of the increase due to the completion of the Mexico City road project.
Gross Margin
Gross profit was $22.1 million for the three months ended February 28, 2010; an increase of $8.9 million compared to the three months ended February 28, 2009. Gross margin was 26.0% for the three months ended February 28, 2010 compared to 20.4% for the same prior year period. Infrastructure margins increased primarily due to increased revenues of moveable barrier product. Irrigation margins increased from improved factory efficiencies at the Company’s Lindsay, Nebraska facility and a favorable regional sales mix compared to the same prior year period. While irrigation margins increased during the second fiscal quarter, the average irrigation price per unit was down approximately 5% from the same time last year, reflecting competitive action to pass through lower steel costs. Toward the end of the second fiscal quarter, steel prices moved somewhat higher and the Company anticipates effectively passing-through those increases. However, the Company has seen a recent increase in competitive pricing pressure in the U.S. market that could impact its ability to pass through price increases. In addition, during the second quarter of fiscal 2010, the Company recognized incentive wage and investment tax credits from the state of Nebraska’s economic development program, the Nebraska Advantage Act (the “Nebraska Advantage Act Credits”) which improved gross profit by $0.6 million and gross margin by 0.8% for the three months ended February 28, 2010.
Operating Expenses
The Company’s operating expenses of $15.2 million for the three months ended February 28, 2010 were $1.5 million higher than the same prior year period. The increase in operating expenses was due in large part to inclusion of $0.7 million of incremental expenses for additional environmental monitoring and remediation as part of an EPA work plan at the Company’s Lindsay, Nebraska facility and $0.7 million of higher employee medical expenses. In addition, an increase in incentive compensation expense was essentially offset by other personnel related expense reductions and $0.3 million of Nebraska Advantage Act Credits. Operating expenses were 17.9% of sales for the three months ended February 28, 2010 compared to 21.1% of sales for the three months ended February 28, 2009.
Interest
Interest expense for the three months ended February 28, 2010 decreased by $0.1 million compared to the same prior year period. The decrease in interest expense is due to the principal reductions on the Company’s two outstanding term notes.
     Interest income for the three months ended February 28, 2010 decreased by $0.1 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
Income Taxes
The Company recorded income tax expense of $0.6 million for the three months ended February 28, 2010 and income tax benefit of $0.6 million for the three months ended February 28, 2009.
     For the three months ended February 28, 2010, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to the Nebraska Advantage Act Credits. The second item relates to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of certain of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million.
     For the three months ended February 28, 2009, the Company recorded two discrete items that increased the income tax benefit. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision.
Net Earnings
Net earnings were $6.0 million or $0.48 per diluted share for the three months ended February 28, 2010 compared with $0.2 million or $0.01 per diluted share for the same prior year period. Included in net earnings for the three months ended February 28, 2010 is an after-tax net benefit of $2.0 million, or $0.16 per diluted share, from the Nebraska Advantage Act Credits.
For the Six Months ended February 28, 2010 compared to the Six Months ended February 28, 2009

	Six months ended		Percent
	February 28,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$171,166	$178,267	(4.0)%
Cost of operating revenues	$123,233	$136,342	(9.6)%
Gross profit	$47,933	$41,925	14.3%
Gross margin	28.0%	23.5%
Operating expenses (1)	$29,858	$30,578	(2.4)%
Operating income	$18,075	$11,347	59.3%
Operating margin	10.6%	6.4%
Interest expense	$(817)	$(1,105)	(26.1)%
Interest income	$166	$541	(69.3)%
Other income (expense), net	$60	$(1,468)	104.1%
Income tax provision	$4,829	$2,843	69.9%
Effective income tax rate	27.6%	30.5%
Net earnings	$12,655	$6,472	95.5%
Irrigation Equipment Segment
Segment operating revenues	$121,161	$134,388	(9.8)%
Segment operating income (2)	$18,772	$17,495	7.3%
Segment operating margin (2)	15.5%	13.0%
Infrastructure Products Segment
Segment operating revenues	$50,005	$43,879	14.0%
Segment operating income (2)	$6,531	$9	72466.7%
Segment operating margin (2)	13.1%	0.0%

(1)	Includes $7.2 million and $6.2 million of unallocated general and administrative expenses for the six months ended February 28, 2010 and 2009, respectively.

(2)	Excludes unallocated general and administrative expenses.Beginning in fiscal 2009, segment-specific general and administrative expenses have been allocated to each of the Company’s reporting segments.Prior year disclosures have been modified accordingly.
Revenues
Operating revenues for the six months ended February 28, 2010 decreased by $7.1 million to $171.2 million compared with $178.3 million for the six months ended February 28, 2009. The decrease is attributable to a $13.2 million decrease in irrigation equipment revenues partially offset by an increase of $6.1 million in infrastructure segment revenues.
     Domestic irrigation equipment revenues for the six months ended February 28, 2010 of $71.6 million decreased $15.4 million compared to the same period last year. The six months ended February 28, 2009 reflected a record first quarter irrigation revenue, working off a record backlog from the end of fiscal 2008. The Company saw a significant decline in orders in the quarters following August 31, 2008 as a result of the economic slowdown. International irrigation equipment revenues for the six months ended February 28, 2010 increased $2.2 million as compared to the first six months of fiscal 2009. The Company’s revenues from international markets were also impacted by the record revenue in the first fiscal quarter of 2009. Management believes that the combination of factors described above in the discussion of the three months ended February 28, 2010 also contributed to the increase in international irrigation revenues for the six-month period and more than offsets the impact of the record revenue recorded in the first fiscal quarter of 2009.
     Infrastructure products segment revenue of $50.0 million for the six months ended February 28, 2010 represented an increase of $6.1 million from the same prior year period. For the six month period revenue increased at Barrier Systems by over 70% compared to the first six months of fiscal 2009. The completion of the $19.6 million Mexico City road project benefited Barrier Systems during the first half of fiscal 2010. Management believes that the combination of factors described above in the discussion of the three months ended February 28, 2010 also contributed to the decrease in Diversified Manufacturing revenues for the six-month period.
Gross Margin
Gross profit for the six months ended February 28, 2010 was $47.9 million, an increase of $6.0 million compared to the same prior year period. Gross margin percentage for the six months ended February 28, 2010 increased to 28.0% from the 23.5% achieved during the same prior year period. Management believes that the combination of factors described above in the discussion of the three months ended February 28, 2010 also contributed to the increase in gross margin for the six-month period.
Operating Expenses
Operating expenses during the first half of fiscal 2010 decreased by $0.7 million to $29.9 million compared to the same prior year period. The lower operating expenses were primarily due to reduced personnel related costs and Nebraska Advantage Act Credits. This decrease was partially offset by increased medical and incentive compensation expenses.
Interest, Other Income (Expense), net
Interest expense during the six months ended February 28, 2010 of $0.8 million decreased $0.3 million from the $1.1 million recognized during the same prior year period for fiscal 2009. The decrease in interest expense is due to lower interest expense payments resulting from principal reductions on the Company’s two outstanding term notes.
     Interest income during the six months ended February 28, 2010 decreased by $0.4 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
     Other income (expense), net during the six months ended February 28, 2010 increased from an expense of $1.5 million to income of $0.1 million compared with the same prior year period. The higher expense for the first half of fiscal 2009 primarily resulted from foreign currency transaction losses realized from the volatility of exchange rates.
Income Taxes
The Company recorded income tax expense of $4.8 million and $2.8 million for the six months ended February 28, 2010 and 2009, respectively. The effective tax rate used to calculate income tax expense before discrete items was 35.5% and 34.9% for the six months ended February 28, 2010 and 2009, respectively.
     For the six months ended February 28, 2010, the Company recorded three discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to the Nebraska Advantage Act Credits. The next item relates to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million. Lastly, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the first quarter of fiscal 2010. In fiscal 2004 the European Commission (“EC”) overturned a tax deduction previously allowed by the French Tax Authorities and taken by the Company’s French subsidiary in a period prior to being owned by the Company. In the current period, the Company determined it had not previously recorded the tax obligation resulting from the EC ruling. The Company corrected the error and recorded an immaterial adjustment of $0.4 million to increase tax expense to reflect the correction of the tax obligation incurred during fiscal 2004. The Company has concluded that the impact of this correction is not material to its previously issued financial statements.
     For the six months ended February 28, 2009, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions, relating to taxation of the Company’s Brazilian subsidiary. This reversal was recorded due to the expiration of the statute of limitations without any actual tax liability being assessed. The second item was a benefit of $0.3 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision.
Net Earnings
Net earnings were $12.7 million or $1.01 per diluted share for the six months ended February 28, 2010 compared with $6.5 million or $0.52 per diluted share for the same prior year period. Included in net earnings for the six months ended February 28, 2010 is an after-tax net benefit of $2.0 million, or $0.16 per diluted share, from the Nebraska Advantage Act Credits.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under four credit arrangements that are described below.
     The Company’s cash and cash equivalents totaled $91.6 million at February 28, 2010 compared with $41.1 million at February 28, 2009 and $85.9 million at August 31, 2009.
     The Company currently maintains two bank lines of credit with Wells Fargo Bank, N.A. and Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement (the “Amended Revolving Credit Agreement”), effective as of January 23, 2010, in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012 as well as to modify the interest rate from LIBOR plus 50 basis points to LIBOR plus 120 basis points. As of February 28, 2010 and 2009 and August 31, 2009, there was no outstanding balance on the Amended Revolving Credit Agreement.
     Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 120 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is repaid on a monthly or quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2012, which is the termination date of the Amended Revolving Credit Agreement.
     The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.1 million as of February 28, 2010, for working capital purposes (the “Euro Line of Credit”). At February 28, 2010 and August 31, 2009 there were no borrowings outstanding under the Euro Line of Credit. As of February 28, 2009, there was $2.3 million outstanding on the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 1.83% at February 28, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit.
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
     The BSI Term Note, the Snoline Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, these covenants for each of the Notes were modified by adding a tangible net worth requirement to the already existing covenants. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At February 28, 2010, the Company was in compliance with all loan covenants.
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
     Cash flows provided by operations totaled $11.1 million during the six months ended February 28, 2010 compared to $2.0 million used in operations during the same prior year period. Cash provided by operations improved $13.1 million primarily due to increased net earnings and a decrease in cash used for working capital items.
     Cash flows used in investing activities totaled $1.0 million during the six months ended February 28, 2010 compared to cash flows used in investing activities of $4.3 million during the same prior year period. The decrease in cash used for investing activities was primarily due to a decrease of $3.2 million of purchases of property, plant and equipment.
     Cash flows used in financing activities totaled $4.2 million during the six months ended February 28, 2010 compared to cash flows used in financing activities of $3.2 million during the same prior year period. The increase in cash used in financing activities was primarily due to $0.8 million cash received from the revolving line of credit during the six months ended February 28, 2009. During the six months ended February 28, 2009, the Company’s French subsidiary’s net borrowings were $0.8 million on its revolving line of credit compared to $0 during the six months ended February 28, 2010.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
Market Conditions and Fiscal 2010 Outlook
Agricultural commodity prices for corn, soybeans and wheat are relatively similar to prices at the same time last year; however, there is a sense that farmers are moving beyond the shock effect of the economic recession experienced last year. USDA projections for 2010 Net Farm Income indicate a 12% increase compared to 2009 estimates and near the ten year average. Irrigation demand for the full fiscal 2010 remains unclear, as the Company is still only half way through the peak selling period, but the Company has seen improved demand in most regions of the country and overall irrigation demand is expected to be slightly better than fiscal 2009. In the international markets a few select regions appear to be rebounding at a faster pace compared to the rest of the world.
     In the infrastructure markets, interest in the moveable barrier product line for traffic mitigation remains very strong throughout the world. While the $19.6 million Mexico City road project was the largest project for the product line to-date, the Company’s list of potential projects continues to include ones of similar size as well as many smaller projects. Many of the Company’s other highway safety products, primarily the Company’s line of crash cushions, are more directly impacted by federal highway bill spending, which appears to be stabilized for the near-term. Infrastructure spending continues to remain uncertain beyond 2010, pending the passage of a new long-term highway bill.
     Overall, the Company continues to focus on working capital management and tight spending control in all of the Company’s operations. The Company’s focus on improving cash flow has resulted in increasing cash and cash equivalents by $50.5 million to $91.6 million compared with the prior year. The Company also reduced debt by $6.2 million over the same period.
     As of February 28, 2010, the Company had an order backlog of $33.6 million compared with $36.1 million at November 30, 2009 and $45.5 million at February 28, 2009. The February 28, 2009 backlog included $19.6 million for the Mexico City road project that was completed in the first half of fiscal 2010.
     In the long term, the global drivers of increasing food production, improving water-use efficiency, expanding bio-fuel production, expanding interest in reducing environmental impacts and improving transportation infrastructure continue to be positive drivers of demand for the Company’s products. The Company’s strong balance sheet has well-positioned the Company to invest in growth initiatives both organically and through acquisitions.

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued ASU No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the impact that the adoption of this standard will have on its consolidated financial statements, but expects the impact to be minimal.
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
     The Company has manufacturing operations in the United States, France, Brazil, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not subject to significant foreign currency transaction risk. At times, export sales may be denominated in a currency other than the U.S. dollar. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
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
     In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the second quarter of fiscal 2010, the Company entered into and settled a Euro foreign currency forward contract resulting in an after-tax gain of $0.4 million which was included in other comprehensive income as part of currency translation adjustment. This gain partially offset the translation losses recognized during the second quarter due to the declining Euro.
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
ITEM 4 — Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2010.

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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the second quarter of fiscal 2010, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing supplemental remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $1.3 million, $1.0 million and $1.3 million at February 28, 2010 and 2009 and August 31, 2009, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing may be required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
ITEM 1A — Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2009.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended February 28, 2010; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 4 — Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on January 25, 2010. The stockholders voted (i) to elect three directors for terms ending in 2013, (ii) to approve the Lindsay Corporation 2010 Long-Term Incentive Plan, and (iii) to ratify the appointment of KPMG LLP as the independent auditor for the Company for the fiscal year ending August 31, 2010. In addition to the election of Howard G. Buffett, Michael C. Nahl and William F. Welsh II as directors, the following were directors at the time of the annual meeting and will continue in office: Michael N. Christodolou, W. Thomas Jagodinski, J. David McIntosh, Richard W. Parod and Michael D. Walter. There were 12,410,448 shares of common stock entitled to vote at the meeting and 10,230,540 shares (82.43%) were represented at the meeting. The voting results were as follows:

1.	Election of Directors:	For	Withheld	Broker Non-Vote

	Howard G. Buffett	8,538,131	242,919	1,449,490
	Michael C. Nahl	8,698,200	82,850	1,449,490
	William F. Welsh II	8,567,243	213,807	1,449,490

2.	Approval of Lindsay Corporation 2010 Long-Term Incentive Plan

	For — 8,348,698	Against — 220,103	Abstain — 212,249	Broker Non-Vote — 1,449,490

3.	Ratification of the appointment of KPMG LLP as the independent auditor for the Company for the fiscal year ended August 31, 2010.

	For — 10,130,761	Against — 91,387	Abstain — 8,392	Broker Non-Vote — 0

ITEM 6 — Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation 2010 Long-Term Incentive Plan, approved by the Company’s stockholders on January 25, 2010

10.2*	Restated Sixth Amendment to Employment Agreement, effective February 25, 2010, by and between the Company and Richard W. Parod

10.3	First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010

10.4*	Restated First Amendment to Credit Agreement, dated January 23, 2010, by and between Snoline S.p.a. and Wells Fargo Bank, N.A.

10.5*	Amended and Restated Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., including the First through Fourth Amendments dated through January 23, 2010

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of April 2010.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Operations