Form 10-Q
period 2010-05-31
LINDSAY CORP
filed 2010-07-09
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 6, 2010, 12,486,372 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
(in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues	$100,073	$84,578	$271,239	$262,845
Cost of operating revenues	74,818	63,509	198,051	199,851

Gross profit	25,255	21,069	73,188	62,994

Operating expenses:
Selling expense	5,909	5,186	16,683	17,567
General and administrative expense	7,348	7,000	22,963	21,837
Engineering and research expense	1,949	1,346	5,418	4,706

Total operating expenses	15,206	13,532	45,064	44,110

Operating income	10,049	7,537	28,124	18,884

Other income (expense):
Interest expense	(474)	(465)	(1,291)	(1,570)
Interest income	49	200	215	741
Other income (expense), net	12	636	72	(832)

Earnings before income taxes	9,636	7,908	27,120	17,223

Income tax provision	3,388	2,639	8,217	5,482

Net earnings	$6,248	$5,269	$18,903	$11,741

Basic net earnings per share	$0.50	$0.43	$1.52	$0.96

Diluted net earnings per share	$0.50	$0.42	$1.50	$0.94

Weighted average shares outstanding	12,486	12,305	12,439	12,280
Diluted effect of stock equivalents	124	136	138	168

Weighted average shares outstanding assuming dilution	12,610	12,441	12,577	12,448

Cash dividends per share	$0.080	$0.075	$0.240	$0.225

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	May 31,	May 31,	August 31,
($ in thousands, except par values)	2010	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$83,509	$63,212	$85,929
Receivables, net of allowance, $2,246, $1,503, and $1,864, respectively	56,804	57,371	42,862
Inventories, net	47,070	54,355	46,255
Deferred income taxes	5,974	8,591	6,881
Other current assets	9,071	5,886	7,602

Total current assets	202,428	189,415	189,529

Property, plant and equipment, net	56,379	56,964	59,641
Other intangible assets, net	26,728	28,383	29,100
Goodwill, net	23,292	24,079	24,174
Other noncurrent assets	5,652	5,479	5,453

Total assets	$314,479	$304,320	$307,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,547	$18,463	$20,008
Current portion of long-term debt	4,286	6,171	6,171
Other current liabilities	29,981	30,957	33,008

Total current liabilities	63,814	55,591	59,187

Pension benefits liabilities	6,192	5,588	6,407
Long-term debt	9,643	20,997	19,454
Deferred income taxes	9,431	11,935	10,391
Other noncurrent liabilities	2,053	5,619	4,800

Total liabilities	91,133	99,730	100,239

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,184,620, 18,121,203 and 18,128,743 shares issued at May 31, 2010 and 2009 and August 31, 2009, respectively)	18,185	18,121	18,129
Capital in excess of stated value	30,515	28,304	28,944
Retained earnings	265,373	248,594	249,588
Less treasury stock (at cost, 5,698,448, 5,813,448 and 5,763,448 shares at May 31, 2010 and 2009 and August 31, 2009, respectively)	(90,961)	(92,796)	(91,998)
Accumulated other comprehensive income, net	234	2,367	2,995

Total shareholders’ equity	223,346	204,590	207,658

Total liabilities and shareholders’ equity	$314,479	$304,320	$307,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,903	$11,741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,027	7,917
Provision for uncollectible accounts receivable	568	205
Deferred income taxes	(990)	(1,897)
Stock-based compensation expense	1,755	1,504
(Gain) loss on disposal of fixed assets	(537)	89
Other, net	121	983
Changes in assets and liabilities:
Receivables	(16,095)	28,703
Inventories	(2,280)	(2,248)
Other current assets	(3,127)	1,406
Accounts payable	10,439	(13,443)
Other current liabilities	(2,768)	(9,715)
Current taxes payable	2,285	(2,356)
Other noncurrent assets and liabilities	(1,513)	1,372

Net cash provided by operating activities	14,788	24,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,962)	(6,148)
Proceeds from sale of property, plant and equipment	577	25
Acquisition of business, net of cash acquired	(132)	—
Proceeds from settlement of net investment hedge	565	859

Net cash used in investing activities	(2,952)	(5,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	544	638
Principal payments on long-term debt	(11,697)	(4,628)
Net borrowing (payments) on revolving line of credit	345	(108)
Excess tax benefits from stock-based compensation	368	321
Dividends paid	(2,991)	(2,764)

Net cash used in financing activities	(13,431)	(6,541)

Effect of exchange rate changes on cash	(825)	(4)

Net (decrease) increase in cash and cash equivalents	(2,420)	12,452
Cash and cash equivalents, beginning of period	85,929	50,760

Cash and cash equivalents, end of period	$83,509	$63,212

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
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At May 31, 2010, the threshold performance conditions for the November 16, 2007 grants had been satisfied resulting in the inclusion of 11,650 performance stock units in the calculation of diluted net earnings per share. The threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008 and November 12, 2009 had not been satisfied as of May 31, 2010, resulting in the exclusion of 70,693 performance stock units from the calculation of diluted net earnings per share.
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
There were no restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended May 31, 2010. There were 37,465 restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended May 31, 2009, since their inclusion would have been anti-dilutive. Additionally, there were 635 and 32,044 restricted stock units excluded from the calculation of diluted net earnings per share as a result of being anti-dilutive for the nine months ended May 31, 2010 and 2009, respectively.

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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2010	2009	2010	2009
Comprehensive income:
Net earnings	$6,248	$5,269	$18,903	$11,741

Other comprehensive income(1):
Defined benefit pension plan, net of tax	27	27	83	81
Unrealized gain (loss) on cash flow hedges, net of tax	603	(607)	1,159	(192)
Foreign currency translation, net of hedging activities	(3,131)	6,545	(4,003)	(2,616)

Total comprehensive income (loss)	$3,747	$11,234	$16,142	$9,014

(1)	Net of tax expense of $523 and $1,016 for the three months and nine months ended May 31, 2010, respectively.

Net of tax (benefit) expense of ($191) and $225 for the three months and nine months ended May 31, 2009, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
The Company recorded income tax expense of $3.4 million and $8.2 million for the three and nine months ended May 31, 2010, respectively. The Company recorded income tax expense of $2.6 million and $5.5 million for the three and nine months ended May 31, 2009, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 35.4% and 34.7% for the periods ended May 31, 2010 and 2009, respectively.
For the three months ended May 31, 2010, the Company recorded discrete items that had a minimal impact on income tax expense. These included an expense of $0.3 million related to a change in estimate used in calculating a certain tax credit and a benefit of $0.3 million that related to an immaterial adjustment for tax expense that had been incorrectly recorded in prior periods.
For the nine months ended May 31, 2010, the Company recorded discrete items that reduced income tax expense. The discrete items included a benefit of $1.1 million related to income tax credits earned in the first nine months of fiscal 2010, a benefit of $0.3 million for an immaterial correction of previously recorded tax expense and a benefit of $0.4 million for the reversal of previously recorded liabilities for uncertain tax positions. This reversal was recorded due to the expiration of the statute of limitations in the applicable tax jurisdictions without any actual tax liability being assessed. These benefits were slightly offset by additional expense of $0.4 million in the first quarter of fiscal 2010 relating to a tax ruling impacting the Company’s French subsidiary.
For the three months ended May 31, 2009, no discrete items were recorded. For the nine months ended May 31, 2009, the Company recorded discrete items that reduced income tax expense for the period. These included a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions due to the expiration of the statute of limitations as well as a benefit of $0.4 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision.
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

	May 31,	May 31,	August 31,
$ in thousands	2010	2009	2009
Inventory:
FIFO inventory	$21,141	$23,610	$16,561
LIFO reserves	(6,927)	(7,864)	(7,190)

LIFO inventory	14,214	15,746	9,371

Weighted average inventory	17,475	18,180	14,762
Other FIFO inventory	17,747	21,896	23,765
Obsolescence reserve	(2,366)	(1,467)	(1,643)

Total inventories	$47,070	$54,355	$46,255

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May 31,	May 31,	August 31,
	2010	2009	2009
Raw materials	11%	10%	7%
Work in process	8%	10%	8%
Finished goods and purchased parts	81%	80%	85%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	May 31,	May 31,	August 31,
$ in thousands	2010	2009	2009
Operating property, plant and equipment:

Land	$2,407	$2,266	$2,271
Buildings	28,126	25,778	28,622
Equipment	63,228	60,090	60,717
Other	5,072	6,895	6,863

Total operating property, plant and equipment	98,833	95,029	98,473
Accumulated depreciation	(57,122)	(54,691)	(55,077)

Total operating property, plant and equipment, net	$41,711	$40,338	$43,396

Leased property:
Machines	4,169	4,148	4,248
Barriers	16,106	16,227	16,253

Total leased property	$20,275	$20,375	$20,501
Accumulated depreciation	(5,607)	(3,749)	(4,256)

Total leased property, net	$14,668	$16,626	$16,245

Property, plant and equipment, net	$56,379	$56,964	$59,641

Depreciation expense was $2.0 million and $1.9 million for the three months ended May 31, 2010 and 2009, and $6.1 million and $5.7 million for the nine months ended May 31, 2010 and 2009, respectively.

(7) Credit Arrangements
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $2.8 million as of May 31, 2010, for working capital purposes (the “Euro Line of Credit”). There was $0.3 million and $1.6 million outstanding on the Euro Line of Credit as of May 31, 2010 and 2009, respectively. These amounts were included in other current liabilities on the consolidated balance sheets. As of August 31, 2009, there were no borrowings outstanding on the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (1.84% at May 31, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit.
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
Snoline Term Note
The Company’s wholly-owned Italian subsidiary, Snoline S.P.A. (“Snoline”) had an unsecured $13.2 million seven-year Term Note and Credit Agreement with Wells Fargo Bank, N.A. that was effective on December 27, 2006 (the “Snoline Term Note”). Borrowings under the Snoline Term Note were guaranteed by the Company and had interest at a rate equal to LIBOR plus 50 basis points. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This was approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year note at a fixed rate of 4.7% as described in Note 8, Financial Derivatives. On May 17, 2010, the Company repaid the $7.1 million outstanding balance on the Snoline Term Note in its entirety.
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement, effective January 23, 2010 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At May 31, 2010 and 2009 and August 31, 2009, there was no outstanding balance on the Amended Revolving Credit Agreement.
Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 120 basis points compared to LIBOR plus 50 basis points under the previous Revolving Credit Agreement, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2012, which is the termination date of the Amended Revolving Credit Agreement.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, these covenants for each of the Notes were modified, at the lenders request, by adding a tangible net worth requirement to the already existing covenants. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable.

Outstanding long-term debt consists of the following:

	May 31,	May 31,	August 31,
$ in thousands	2010	2009	2009
BSI Term Note	$13,929	$18,214	$17,143
Snoline Term Note	$—	8,954	8,482
Less current portion	(4,286)	(6,171)	(6,171)

Total long-term debt	$9,643	$20,997	$19,454

Interest expense was $0.5 million for each of the three months ended May 31, 2010 and 2009, and $1.3 million and $1.6 million for the nine months ended May 31, 2010 and 2009, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$4,286
2 years	4,286
3 years	4,286
4 years	1,071
Thereafter	—

$13,929

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
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		May 31,	May 31,	August 31,
$ in thousands	Balance Sheet Location	2010	2009	2009
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$117	$—	$—
Interest rate swap	Other current liabilities	(477)	(650)	(602)
Interest rate swap	Other noncurrent liabilities	(525)	(897)	(732)
Cross currency swap	Other current liabilities	—	(380)	(425)
Cross currency swap	Other noncurrent liabilities	—	(772)	(847)

Total derivatives designated as hedging instruments		$(885)	$(2,699)	$(2,606)

In addition, accumulated other comprehensive income included (gains) losses, net of related income tax effects of ($1.0) million, $0.6 million and $0.5 million at May 31, 2010 and 2009, and August 31, 2009, respectively, related to derivative contracts designated as hedging instruments.
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
Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A. fixing the conversion rate of Euro to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt (see Note 7, Credit Arrangements). Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks were reported in AOCI, net of related income tax effects. On May 17, 2010, in conjunction with repaying the Snoline Term Note, the Company exited the cross currency swap transaction with a zero fair value.
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at May 31, 2010 and 2009 or August 31, 2009. However, as described below the Company did have a foreign currency forward contract with a net investment hedging relationship outstanding at May 31, 2010.

Derivatives Designated as Cash Flow Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2010	2009	2010	2009
Interest rate swap	$78	$95	$237	$(136)
Cross currency swap	525	(702)	922	(56)

Total[1]	$603	$(607)	$1,159	$(192)

(1)	Net of tax expense of $247 and $493 for the three and nine months ended May 31, 2010, respectively.

Net of tax (benefit) of ($208) and ($105) for the three and nine months ended May 31, 2009, respectively.

		Amount of (Loss) Reclassified from AOCI into Income
	Location of Loss	Three months ended		Nine months ended
	Reclassified from AOCI	May 31,		May 31,
$ in thousands	into Income	2010	2009	2010	2009
Interest rate swap	Interest expense	$(204)	$(248)	$(660)	$(739)
Cross currency swap	Interest expense	(604)	(80)	(884)	(239)
Foreign currency forward contracts	Revenue	—	—	—	(15)
Foreign currency forward contracts	Other income (expense), net	—	—	—	(49)

		$(808)	$(328)	$(1,544)	$(1,042)

		Gain/(Loss) Recognized in Income on Derivatives
		(Ineffectiveness)
	Location of Gain/(Loss)	Three months ended		Nine months ended
	Recognized in Income	May 31,		May 31,
$ in thousands	(Ineffectiveness)	2010	2009	2010	2009
Interest rate swap	Other income (expense), net	$1	$21	$(49)	$103
Cross currency swap	Other income (expense), net	—	—	—	—
Foreign currency forward contracts	Other income (expense), net	—	—	—	—

		$1	$21	$(49)	$103

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
Foreign currency forward contracts[1]	$73	$—	$424	$533

(1)	Net of tax expense of $44 and $258 for the three and nine months ended May 31, 2010.

Net of tax expense of $326 for the nine months ended May 31, 2009.
During the second quarter of fiscal 2010, the Company entered into and settled a Euro foreign currency forward contract resulting in an after-tax gain of $0.4 million which was included in OCI as part of a currency translation adjustment. For the three and nine months ended May 31, 2010 and 2009, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. Accumulated currency translation adjustment in AOCI at May 31, 2010 and 2009 and August 31, 2009 reflected after-tax gains of $1.7 million, $1.2 million and $1.2 million, net of related income tax effects of $1.0 million, $0.8 million and $0.8 million, respectively, related to settled foreign currency forward contracts.
At May 31, 2010, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on August 25, 2010 at a fixed price of $1.2505 USD per Euro. The forward spot rate at May 31, 2010 was $1.2271 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of a net investment in foreign operations. At May 31, 2009 and August 31, 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
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

		Amount Gain/(Loss) Recognized in Income on Derivatives
	Location of	Three months ended		Nine months ended
	Gain/(Loss)	May 31,		May 31,
$ in thousands	Recognized in Income	2010	2009	2010	2009
Foreign currency forward contracts	Other income (expense)	$—	$(78)	$—	$68

(9) Fair Value Measurements
The Financial Accounting Standards Board’s guidance on fair value measurements that establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company for its financial assets and liabilities, effective September 1, 2008. In addition, the Company adopted this guidance for its nonfinancial assets and liabilities effective September 1, 2009. These nonfinancial assets and liabilities requiring nonrecurring fair value measurements include long-lived assets, goodwill and certain other intangible assets. These items are recognized at fair value when they are considered other than temporarily impaired. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2010.
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$83,509	$—	$—	$83,509
Derivative Assets	—	117	—	117
Derivative Liabilities	—	(1,002)	—	(1,002)
The carrying amount of long-term debt (including current portion) was $13.9 million as of May 31, 2010. The fair value of this debt at May 31, 2010 was estimated at $13.5 million. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	88	87	263	260
Net amortization and deferral	44	44	134	131

Total net periodic benefit cost	$132	$131	$397	$391

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
The following tables provide the changes in the Company’s product warranties:

	Three months ended
	May 31,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,405	$1,598
Liabilities accrued for warranties during the period	701	778
Warranty claims paid during the period	(818)	(689)

Product warranty accrual balance, end of period	$1,288	$1,687

	Nine months ended
	May 31,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,736	$2,011
Liabilities accrued for warranties during the period	2,122	2,164
Warranty claims paid during the period	(2,570)	(2,488)

Product warranty accrual balance, end of period	$1,288	$1,687

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
The Company had no single customer representing 10% or more of its total revenues during the three months or nine months ended May 31, 2010 or 2009, respectively.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2010	2009	2010	2009
Operating revenues:
Irrigation	$80,341	$66,362	$201,502	$200,750
Infrastructure	19,732	18,216	69,737	62,095

Total operating revenues	$100,073	$84,578	$271,239	$262,845

Operating income:
Irrigation	$14,386	$10,603	$33,158	$28,098
Infrastructure	(937)	210	5,594	219

Segment operating income	13,449	10,813	38,752	28,317
Unallocated general and administrative expenses	(3,400)	(3,276)	(10,628)	(9,433)
Interest and other income, net	(413)	371	(1,004)	(1,661)

Earnings before income taxes	$9,636	$7,908	$27,120	$17,223

Total Capital Expenditures:
Irrigation	$1,562	$702	$2,104	$4,673
Infrastructure	415	270	1,858	1,475

	$1,977	$972	$3,962	$6,148

Total Depreciation and Amortization:
Irrigation	$1,665	$1,079	$3,886	$3,330
Infrastructure	1,012	1,527	4,141	4,587

	$2,677	$2,606	$8,027	$7,917

	May 31,	May 31,	August 31,
Total Assets:	2010	2009	2009
Irrigation	$210,471	$189,234	$186,558
Infrastructure	104,008	115,086	121,339

	$314,479	$304,320	$307,897

(14) Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.6 million for each of the three months ended May 31, 2010 and 2009. Share-based compensation expense was $1.8 million and $1.5 million for the nine months ended May 31, 2010 and 2009, respectively.
On January 25, 2010, the stockholders of the Company approved the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan replaces its predecessor plan, the 2006 Long-Term Incentive Plan (the “Predecessor Plan”). The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares. In addition, any shares subject to awards under the Predecessor Plan or the Company’s 2001 Long-Term Incentive Plan that expire, are forfeited or become unexercisable without having been issued will also be authorized for issuance under the 2010 Plan. At May 31, 2010, no awards had been granted under the 2010 Plan.

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
The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2009. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2010.
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

Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in La Chapelle, France, was acquired in March 2001 and manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Mogi Mirim, Brazil, was acquired in April 2002 and manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in Paarl, South Africa, was organized in September 2002 and manufactures and markets irrigation equipment for the sub-Saharan Africa market. Lindsay (Tianjin) Industry Co., Ltd., located in Tianjin, China, was organized in June 2009 and manufactures and markets irrigation equipment for the Chinese market. In addition, the Company leases office space in Beijing, China.
Watertronics, located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
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

Results of Operations
For the Three Months ended May 31, 2010 compared to the Three Months ended May 31, 2009
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2010 and 2009. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$100,073	$84,578	18.3%
Cost of operating revenues	$74,818	$63,509	17.8%
Gross profit	$25,255	$21,069	19.9%
Gross margin	25.2%	24.9%
Operating expenses (1)	$15,206	$13,532	12.4%
Operating income	$10,049	$7,537	33.3%
Operating margin	10.0%	8.9%
Interest expense	$(474)	$(465)	1.9%
Interest income	$49	$200	(75.5)%
Other income (expense), net	$12	$636	(98.1)%
Income tax provision	$3,388	$2,639	28.4%
Effective income tax rate	35.2%	33.4%
Net earnings	$6,248	$5,269	18.6%
Irrigation Equipment Segment
Segment operating revenues	$80,341	$66,362	21.1%
Segment operating income (2)	$14,386	$10,603	35.7%
Segment operating margin (2)	17.9%	16.0%
Infrastructure Products Segment
Segment operating revenues	$19,732	$18,216	8.3%
Segment operating income (loss) (2)	$(937)	$210	546.2%
Segment operating margin (2)	(4.7)%	1.2%

(1)	Includes $3.4 million and $3.3 million of unallocated general and administrative expenses for the three months ended May 31, 2010 and 2009, respectively.

(2)
Excludes unallocated general and administrative expenses. Beginning in fiscal 2009, segment-specific general and administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.

Revenues
Operating revenues for the three months ended May 31, 2010 increased by 18% to $100.1 million compared with $84.6 million for the three months ended May 31, 2009. The increase is attributable to a $14.0 million increase in irrigation equipment revenues and a $1.5 million increase in infrastructure revenues.
Domestic irrigation equipment revenues for the three months ended May 31, 2010 of $48.5 million increased 17% compared to the same period last year. The increase in domestic irrigation revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior year’s third fiscal quarter. While commodity prices for corn, soybeans and wheat are down 20%-30% compared to the same time last year, prices have been relatively stable at current levels for the past six to nine months, resulting in some improvement in the sentiment of farmers toward capital goods purchases. USDA projections for 2010 Net Farm Income indicate a 12% increase compared to 2009 estimates, putting projected 2010 Net Farm Income near the ten year average. International irrigation equipment revenues for the three months ended May 31, 2010 of $31.9 million increased 29% from $24.7 million compared to the same prior year period. Significant export increases in Australia and Mexico along with strong revenues from the Company’s South American and South African international irrigation business units drove the third quarter increase.

Infrastructure products segment revenues for the three months ended May 31, 2010 of $19.7 million increased 8% from the same prior year period. This was driven by increased sales of railroad structures and lights and commercial tubing used in grain handling, wind energy and industrial manufacturing. Road safety products revenue rose in the quarter and the Company has experienced somewhat higher quote activity related to stimulus funded projects.
Gross Margin
Gross profit was $25.3 million for the three months ended May 31, 2010. This was an increase of $4.2 million compared to the three months ended May 31, 2009. Gross margin was 25.2% for the three months ended May 31, 2010 compared to 24.9% for the same prior year period. Irrigation margins increased from improved factory efficiencies at the Company’s Lindsay, Nebraska facility and favorable regional sales mix compared to the same period last year. Infrastructure margins were lower primarily due to decreased revenues from higher margin moveable barrier products.
Operating Expenses
The Company’s operating expenses of $15.2 million for the three months ended May 31, 2010 were $1.7 million higher than the same prior year period. The increase in operating expenses was primarily due to increased incentive compensation and research and development investments. Operating expenses were 15.2% of sales for the three months ended May 31, 2010 compared to 16.0% of sales for the three months ended May 31, 2009.
Interest, Other Income (Expense), net
Interest expense for the three months ended May 31, 2010 was essentially flat compared to the same prior year period.
Interest income for the three months ended May 31, 2010 decreased by $0.2 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
Other income, net during the three months ended May 31, 2010 decreased $0.6 million compared with the same prior year period. The higher income for the three months ended May 31 2009, primarily resulted from foreign currency transaction gains realized from the volatility of exchange rates.
Income Taxes
The Company recorded income tax expense of $3.4 million and $2.6 million for the three months ended May 31, 2010 and 2009, respectively.
For the three months ended May 31, 2010, the Company recorded discrete items that had a minimal impact on income tax expense. These included an expense of $0.3 million related to a change in estimate used in calculating a certain tax credit and a benefit of $0.3 million that related to an immaterial adjustment for tax expense that had been incorrectly recorded in prior periods.
Net Earnings
Net earnings were $6.2 million or $0.50 per diluted share for the three months ended May 31, 2010 compared with $5.3 million or $0.42 per diluted share for the same prior year period.

For the Nine Months ended May 31, 2010 compared to the Nine Months ended May 31, 2009

	Nine months ended		Percent
	May 31,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$271,239	$262,845	3.2%
Cost of operating revenues	$198,051	$199,851	(0.9)%
Gross profit	$73,188	$62,994	16.2%
Gross margin	27.0%	24.0%
Operating expenses (1)	$45,064	$44,110	2.2%
Operating income	$28,124	$18,884	48.9%
Operating margin	10.4%	7.2%
Interest expense	$(1,291)	$(1,570)	(17.8)%
Interest income	$215	$741	(71.0)%
Other income (expense), net	$72	$(832)	108.7%
Income tax provision	$8,217	$5,482	49.9%
Effective income tax rate	30.3%	31.8%
Net earnings	$18,903	$11,741	61.0%
Irrigation Equipment Segment
Segment operating revenues	$201,502	$200,750	0.4%
Segment operating income (2)	$33,158	$28,098	18.0%
Segment operating margin (2)	16.5%	14.0%
Infrastructure Products Segment
Segment operating revenues	$69,737	$62,095	12.3%
Segment operating income (2)	$5,594	$219	2454.3%
Segment operating margin (2)	8.0%	0.4%

(1)	Includes $10.6 million and $9.4 million of unallocated general and administrative expenses for the nine months ended May 31, 2010 and 2009, respectively.

(2)
Excludes unallocated general and administrative expenses. Beginning in fiscal 2009, segment-specific general and administrative expenses have been allocated to each of the Company’s reporting segments. Prior year disclosures have been modified accordingly.

Revenues
Operating revenues for the nine months ended May 31, 2010 increased by $8.4 million to $271.2 million compared with $262.8 million for the nine months ended May 31, 2009. The increase is attributable to a $0.8 million increase in irrigation equipment revenues and $7.6 million increase in infrastructure segment revenues.
Domestic irrigation equipment revenues for the nine months ended May 31, 2010 of $120.1 million decreased $8.5 million compared to the same period last year. The nine months ended May 31, 2009 reflected a record first quarter irrigation revenue, working off a record backlog from the end of fiscal 2008. The Company saw a significant decline in orders in the quarters following August 31, 2008 as a result of the economic slowdown. International irrigation equipment revenues for the nine months ended May 31, 2010 increased $9.3 million compared to the first nine months of fiscal 2009. Management believes that the combination of factors described above in the discussion of the three months ended May 31, 2010 also contributed to the increase in international irrigation revenues for the nine month period.
Infrastructure products segment revenue of $69.7 million for the first nine months ended May 31, 2010 increased 12% over the same prior year period. For the nine month period ended May 31, 2010, revenue increased at Barrier Systems by over 50% compared to the same prior year period. The completion of the $19.6 million Mexico City road project benefited Barrier Systems during the first half of fiscal 2010. This was partially offset by a decrease of over 20% in the Company’s Diversified Manufacturing business for the same period. The decrease in the Company’s Diversified Manufacturing revenues was primarily in contract manufacturing and in commercial tubing in the first half of fiscal 2010.

Gross Margin
Gross profit for the nine months ended May 31, 2010 was $73.2 million, an increase of $10.2 million compared to the same prior year period. Gross margin percentage for the nine months ended May 31, 2010 increased to 27.0% from the 24.0% achieved during the same prior year period. Infrastructure margins increased primarily due to increased revenues from moveable barrier products, resulting from the Mexico City road project completed in the first half of fiscal 2010. Irrigation margins increased from improved factory efficiencies at the Company’s Lindsay, Nebraska facility and a favorable regional sales mix compared to the same prior year period.
Operating Expenses
Operating expenses for the first nine months of fiscal 2010 increased by $1.0 million to $45.1 million compared to the same prior year period. Management believes that the combination of factors described above in the discussion of the three months ended May 31, 2010 are also the primary factors that contributed to the increase in operating expenses for the nine-month period. Operating expenses were 16.6% of sales for the nine months ended May 31, 2010 compared to 16.8% of sales for the nine months ended May 31, 2009.
Interest, Other Income (Expense), net
Interest expense during the nine months ended May 31, 2010 of $1.3 million decreased $0.3 million from the $1.6 million recognized during the same prior year period for fiscal 2009. The decrease in interest expense is primarily due to principal reductions on the Company’s outstanding term notes.
Interest income during the nine months ended May 31, 2010 decreased by $0.5 million compared to the same prior year period. The decrease in interest income is primarily due to earning a lower interest rate on investments of the Company’s cash balances.
Other income (expense), net during the nine months ended May 31, 2010 increased to income of $0.1 million from an expense of $0.8 million during the same prior year period. The higher expense for the nine months ended May 31, 2009 resulted primarily from foreign currency transaction losses realized from the volatility of exchange rates.
Income Taxes
The Company recorded income tax expense of $8.2 million and $5.5 million for the nine months ended May 31, 2010 and 2009, respectively. The effective tax rate used to calculate income tax expense before discrete items was 35.4% and 34.7% for the nine months ended May 31, 2010 and 2009, respectively.
For the nine months ended May 31, 2010, the Company recorded discrete items that reduced income tax expense. The discrete items included a benefit of $1.1 million related to income tax credits earned in the first nine months of fiscal 2010, a benefit of $0.3 million for an immaterial correction of previously recorded tax expense and a benefit of $0.4 million for the reversal of previously recorded liabilities for uncertain tax positions. This reversal was recorded due to the expiration of the statute of limitations in the applicable tax jurisdictions without any actual tax liability being assessed. These benefits were slightly offset by additional expense of $0.4 million in the first quarter of fiscal 2010 relating to a tax ruling impacting the Company’s French subsidiary.
For the nine months ended May 31, 2009, the Company recorded discrete items that reduced income tax expense for the period. These included a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions due to the expiration of the statute of limitations as well as a benefit of $0.4 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision.
Net Earnings
Net earnings were $18.9 million or $1.50 per diluted share for the nine months ended May 31, 2010 compared with $11.7 million or $0.94 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.
The Company’s cash and cash equivalents totaled $83.5 million at May 31, 2010 compared with $63.2 million at May 31, 2009 and $85.9 million at August 31, 2009.

The Company currently maintains a bank line of credit with Wells Fargo Bank, N.A. and another with Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”).
The Company entered into the First Amendment to the Revolving Credit Agreement (the “Amended Revolving Credit Agreement”), effective as of January 23, 2010, in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012 as well as to modify the interest rate from LIBOR plus 50 basis points to LIBOR plus 120 basis points. As of May 31, 2010 and 2009 and August 31, 2009, there was no outstanding balance on the Amended Revolving Credit Agreement.
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
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $2.8 million as of May 31, 2010, for working capital purposes (the “Euro Line of Credit”). There was $0.3 million and $1.6 million outstanding on the Euro Line of Credit as of May 31, 2010 and 2009, respectively. At August 31, 2009, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 1.84% at May 31, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit.
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
On December 27, 2006, the Company’s wholly-owned Italian subsidiary entered into an unsecured $13.2 million seven-year Term Note and Credit Agreement (the “Snoline Term Note”) with Wells Fargo Bank, N.A. On May 17, 2010, the Company repaid the $7.1 million outstanding balance on the Snoline Term Note in its entirety. In conjunction with the repayment of the Snoline Term Note, the Company exited the cross currency swap associated with this term note at zero fair value.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, the covenants for each of the Notes were modified by adding a tangible net worth requirement. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At May 31, 2010, the Company was in compliance with all loan covenants.
The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
Cash flows provided by operations totaled $14.8 million during the nine months ended May 31, 2010 compared to $24.3 million provided by operations during the same prior year period. Cash provided by operations decreased $9.5 million primarily due to an increase in cash used for working capital items partially offset by an increase in cash provided by net earnings.
Cash flows used in investing activities totaled $3.0 million during the nine months ended May 31, 2010 compared to cash flows used in investing activities of $5.3 million during the same prior year period. The decrease in cash used for investing activities was primarily due to a decrease of $2.2 million of purchases of property, plant and equipment.
Cash flows used in financing activities totaled $13.4 million during the nine months ended May 31, 2010 compared to cash flows used in financing activities of $6.5 million during the same prior year period. The increase in cash used in financing activities was primarily due to the $7.1 million repayment of the Snoline Term Note during the third quarter of fiscal 2010. This was partially offset by an increase of $0.5 million in net borrowings on revolving lines of credit.

Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
Market Conditions and Fiscal 2010 Outlook
While commodity prices for corn, soybeans and wheat are down 20%-30% compared to the same time last year, prices have been relatively stable at current levels for the past six to nine months. USDA projections for 2010 Net Farm Income indicate a 12% increase compared to 2009 estimates which puts projected 2010 Net Farm Income near the ten year average. Globally, the Company’s management believes that farmer sentiment has improved over last year; however, the peak selling period for irrigation equipment has now ended for 2010. Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to customers in the northern hemisphere, which includes the majority of the Company’s sales, usually peak during the Company’s second and third fiscal quarters for the spring planting period.
In the infrastructure markets, because of the project nature and uniqueness of the movable barrier product line, it is difficult to estimate the global market size. For planning purposes, the Company maintains a list of potential projects in the moveable barrier product line for traffic mitigation that remains very strong. Management believes stimulus spending has supported increased road safety product sales and quote activity; however, a multi-year highway bill is essential for sustainable growth in the U.S.
Overall, the Company continues to focus on working capital management and tight spending control in all of the Company’s operations. The Company’s focus on improving cash flow has resulted in increasing cash and cash equivalents by $20.3 million to $83.5 million compared with May 31, 2009. The Company also reduced debt by $13.2 million over the same period.
As of May 31, 2010, the Company had an order backlog of $33.9 million compared with $33.6 million at February 28, 2010 and $40.2 million at May 31, 2009. The May 31, 2009 backlog included $19.6 million for the Mexico City road project that was completed in the first half of fiscal 2010.
In the long term, the global drivers of increasing food production, improving water-use efficiency, expanding bio-fuel production, expanding interest in reducing environmental impacts and improving transportation infrastructure, continue to be positive drivers of demand for the Company’s products. The Company’s strong balance sheet has well-positioned the Company to invest in growth initiatives both organically and through acquisitions.
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
The Company has manufacturing operations in the United States, France, Brazil, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
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

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the third quarter of fiscal 2010, the Company entered into a Euro foreign currency forward contract to sell 5.0 million Euro on August 25, 2010 at a fixed price of $1.2505 USD per Euro. The forward spot rate at May 31, 2010 was 1.2271 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations.
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
Similarly, the Company entered into a cross currency swap transaction fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195 and obligated the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7%. This is approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%.
On May 17, 2010, in conjunction with repaying the Snoline Term Note, the Company exited the cross currency swap transaction with a zero fair value.
ITEM 4 — Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2010.
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
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended May 31, 2010; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Exhibits

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2		Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1		Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	*	Lindsay Corporation 2010 Long-Term Incentive Plan, approved by the Company’s stockholders on January 25, 2010, together with forms of award agreements

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	— filed herein

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July 2010.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President International Operations