Form 10-K
period 2010-08-31
LINDSAY CORP
filed 2010-11-10
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 26, 2010 was $453,013,823.
As of November 5, 2010, 12,526,451 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the Registrant’s 2011 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I
ITEM 1 — Business
INTRODUCTION
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955, making it one of the pioneers in the automated irrigation industry. In 2008, the Company entered the market for water pumping stations and controls which provides further opportunities for integration with irrigation control systems. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note R to the consolidated financial statements.
Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in La Chapelle, France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Mogi Mirim, Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in Paarl, South Africa, manufactures and markets irrigation equipment for the sub-Saharan Africa market. Lindsay (Tianjin) Industry Co., Ltd., located in Tianjin, China, was organized in June 2009 and manufactures and markets irrigation equipment for the Chinese market.
Watertronics located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
Lindsay has three additional irrigation operating subsidiaries. Irrigation Specialists, Inc. (“Irrigation Specialists”) is a retail irrigation dealership based in Washington State that operates at three locations. Irrigation Specialists provides a strategic distribution channel in a key regional irrigation market. Lindsay Transportation, Inc. (“LTI”), located in Lindsay, Nebraska, primarily brokers delivery of irrigation equipment in the U.S. Digitec, Inc. (“Digitec”), located in Milford, Nebraska and Sioux Falls, South Dakota is an electronics research, development and manufacturing company. Digitec has been in business since 1987 and was acquired by the Company in August 2010.
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
PRODUCTS BY SEGMENT
IRRIGATION SEGMENT
Products — The Company markets its center pivot and lateral move irrigation systems in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield® and Stettyn™ brands, and hose reel travelers under the Perrot™ brand (Greenfield® in the United States, Perrot™ in Europe, and Stettyn™ in South Africa). The Company also produces or markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets.
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
A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored. Through Watertronics, the Company’s enhanced position in water pumping station controls presents further opportunities for integration with irrigation control systems.
The Company also manufactures and distributes mini-pivots and hose reel travelers. These systems are considered to be relatively easy to operate, and the hose reel travelers are easily moved from field to field. They are typically deployed in smaller or irregular fields. Mini-pivots and hose reel travelers require, on average, a lower investment than a typical standard center pivot.
The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application. These systems allow growers to monitor their pivot system, accumulate data on the operation of the system, and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the GrowSmart® brand and product name FieldNET®.
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
The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and other farming inputs.
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

United States Market — In the United States, the Company sells its branded irrigation systems, including Zimmatic®, to over 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agri-businesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, and farm structures.
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
Competition — The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary U.S. manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to irrigation totaled approximately $4.1 million, $3.0 million, and $3.6 million for fiscal years 2010, 2009, and 2008, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.
INFRASTRUCTURE SEGMENT
Products — Quickchange® Moveable Barrier™— The Company’s Quickchange® Moveable Barrier™ (“QMB®”) system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.
In permanent applications, the QMB® systems increase capacity and reduce congestion by varying the number of traffic lanes to match the traffic demand. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The QMB® system is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. QMB® systems can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a QMB® system include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.
The Company offers a variety of equipment lease options for QMB® systems and BTM™ equipment used in construction applications. The leases extend for periods of three months or more for equipment already existing in inventory. Longer lease periods may be required for specialty equipment that must be built for specific projects.

These systems have been in use since 1987. Significant progress has been made introducing the products into international markets in recent years. Typical sales for a highway safety or road improvement project range from $2.0-$20.0 million, making them significant capital investments.
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
Road Marking and Road Safety Equipment — Snoline also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. BSI also manages an ISO 17025 certified testing laboratory, Safe Technologies, Inc., that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (EN1317) for these types of products. The NCHRP 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.
Other Products — The Company’s Diversified Manufacturing and Tubing business unit (“Diversified Manufacturing”) manufactures and markets large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies and railroads. Each benefit from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.
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
The European market is presently very different from country to country, but the standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. This will also be influenced by the European Union’s prevention program which has the goal to lower highway traffic fatalities.
Competition — The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.7 million, $3.0 million and $2.8 for fiscal years 2010, 2009 and 2008, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB® system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

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

	For the years ended August 31,
	2010		2009		2008
		% of Total		% of Total		% of Total
$ in millions	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$204.5	57	$200.6	60	$309.2	65
Europe, Africa, Australia & Middle East	73.8	20	88.3	26	104.2	22
Mexico & Latin America	66.7	19	27.5	8	42.2	9
Other International	13.4	4	19.8	6	19.5	4

Total Revenues	$358.4	100	$336.2	100	$475.1	100

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

ORDER BACKLOG
As of August 31, 2010, the Company had an order backlog of $38.4 million compared with $43.6 million on August 31, 2009. Included in the August 31, 2010 backlog is a $14.8 million project for the Company’s QMB® system, which is expected to ship in the first half of fiscal 2011. The August 31, 2009 backlog included $19.6 million for the Mexico City QMB® system project completed in the first half of fiscal 2010. The Company expects that the existing backlog of orders will be filled in fiscal 2011.
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
Generally, the Company manufactures or purchases the components for its infrastructure equipment, excluding QMB® systems, from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international distributor’s firm order. The Company manufactures or purchases the components for its QMB® systems once a contract has been signed. Generally, QMB® system contracts require a down payment before manufacturing of the QMB® system will begin.
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
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2010, 2009, and 2008 were $5.8 million, $10.5 million and $14.1 million, respectively. Capital expenditures for fiscal 2011, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $11.0 to $12.0 million. The planned expenditures include equipment for manufacturing equipment replacement, tooling, and facilities for identified efficiency improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
PATENTS, TRADEMARKS, AND LICENSES
Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Quickchange® Moveable Barrier™, ABSORB 350®, TAU®, Universal TAU-II®, TAU-B_NR™, X-Tension™, CableGuard™, TESI™, SAB™, ArmourGuard™, PaveGuard™, DR46™, U-MAD™, and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.
EMPLOYEES
The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2010, 2009, and 2008 were 891, 766 and 1,239, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.
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

In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the second quarter of fiscal 2010, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $0.9 million and $1.3 million at August 31, 2010 and 2009, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing may be required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.
SUBSIDIARIES
The Company’s primary wholly-owned operating subsidiaries include the following: Lindsay Manufacturing, LLC, Lindsay Transportation, Inc., Watertronics, LLC, Digitec, Inc., Lindsay Europe SAS, Irrigation Specialists, Inc., Lindsay America do Sul Ltda., Lindsay Manufacturing Africa (PTY) Ltd., Lindsay (Tianjin) Industry Co., Ltd., Barrier Systems, Inc., Snoline S.P.A. and Lindsay Structures, LLC
Lindsay Manufacturing, LLC and its predecessor, Lindsay Manufacturing Co., have manufactured and marketed irrigation equipment for the North American market and international export market since 1955. Lindsay Manufacturing, LLC also manufactures certain products for the infrastructure segment including the Company’s outsource manufacturing operation. Lindsay Manufacturing, LLC operates its primary manufacturing facility in Lindsay, Nebraska and a separate facility in Omaha, Nebraska.
Lindsay Transportation, Inc. was formed in 1975. It operates as a transportation broker procuring equipment for delivery of primarily irrigation equipment in the United States and Canada for the Company’s products and the bulk of its inbound raw materials.
Watertronics, LLC, located in Hartland, Wisconsin, designs, manufactures, and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. Watertronics has been in business since 1986 and was acquired by the Company in January 2008.
Digitec, Inc., was formed in 1987 and is an electronics research, development and manufacturing company supplying a majority of its products to the irrigation markets and was acquired by the Company in August 2010.
Lindsay Europe SAS, located in La Chapelle, France, was acquired in March 2001, and is a manufacturer and marketer of irrigation equipment for the European market.
Irrigation Specialists, Inc., a retail irrigation dealership in Washington State, was acquired in March 2002.
Lindsay America do Sul Ltda., located in Mogi Mirim, Brazil, was acquired in April 2002 and is a manufacturer and marketer of irrigation equipment for the South American market.
Lindsay Manufacturing Africa (PTY) Ltd., located in Paarl, South Africa, was organized in September 2002 and is a manufacturer and marketer of irrigation equipment for the sub-Saharan Africa market.
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
Lindsay Structures, LLC was formed in 2009 to acquire certain assets of GE Transportation Systems Global Signaling, LLC and is a manufacturer of railroad signals and structures.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS
The Company’s primary production facilities are located in the United States, but it also has smaller production facilities in France, Brazil, South Africa, China and Italy. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries, which are approximately 20% of total consolidated Company sales in fiscal 2010, are conducted in local currencies.
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
In addition to the transactional foreign currency exposures mentioned above, the Company also has translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars. In order to reduce this translation exposure, the Company, at times, utilizes foreign currency forward contracts to hedge its net investment exposure in its foreign operations. For information on the Company’s foreign currency risks, see Item 7A of Part II of this report.
INFORMATION AVAILABLE ON THE LINDSAY WEBSITE
The Company makes available free of charge on its website homepage, under the tab “Investors — SEC Filings”, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tab “Investors — Governance”:
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
New York Stock Exchange Certification
On April 5, 2010, the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the New York Stock Exchange corporate governance listing standards as of that date. This certification made by the CEO is an annual certification required by the New York Stock Exchange.
ITEM 1A — Risk Factors
The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.
The Company’s U.S. and international irrigation equipment sales are highly dependent on the agricultural industry. The Company’s U.S. and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net cash farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation equipment.

The Company’s infrastructure revenues are highly dependent on government funding of transportation projects. The demand for the Company’s infrastructure products depends to a large degree on the amount of government spending authorized to improve road and highway systems. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program and matching funding from states may be required as a condition of federal funding. If highway funding is reduced or delayed, it may reduce demand for the Company’s infrastructure products.
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
The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2010, approximately 43% of the Company’s consolidated revenues were generated from international sales. Specifically, international revenues are primarily generated from Australia, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.
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
The Company’s sales and access to credit may be negatively affected by current economic conditions. The ongoing instability in U.S. and international financial and credit markets along with the resulting global recessionary concerns and the slow economic recovery has adversely affected, and is expected to continue to adversely affect, the ability of farmers and government agencies to buy and finance irrigation equipment and highway infrastructure equipment. It is not certain how long these factors may affect demand for the Company’s products. Disruptions in the financial and credit markets could also restrict the Company’s ability to access credit financing under its existing credit facilities or to obtain additional financing.
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
The Company owns an 83,000 square foot facility located on approximately six acres in Omaha, Nebraska that primarily serves as a manufacturing location for infrastructure products. The Company also leases approximately 29,500 square feet of office space in Omaha, Nebraska where it maintains its executive offices as well as its U.S. and international sales and marketing offices and engineering laboratory space. The lease expires in February 2019.

Lindsay Europe SAS owns a manufacturing plant located in La Chapelle, France where it manufactures irrigation products for European markets. This facility consists of three separate buildings containing approximately 72,000 square feet of usable space situated on approximately 3.5 acres.
Lindsay America do Sul, Ltda. leases a manufacturing plant located in Mogi Mirim, Sao Paulo, Brazil where it manufactures irrigation products for South American markets. This facility consists of two buildings containing approximately 67,000 square feet of usable space. The lease on this facility expires in December 2013.
Lindsay Manufacturing Africa (PTY) Ltd. currently leases a manufacturing facility in Paarl, South Africa where it manufactures irrigation products for the sub-Saharan Africa markets. The facility contains a total of 61,000 square feet of usable space. The lease on the facility expires in September 2011 and may be canceled by Lindsay Manufacturing Africa (PTY) Ltd. prior to that time upon six months notice.
Irrigation Specialists, Inc. conducts its retail operations in leased buildings located in Pasco, Grandview and Othello, Washington. The buildings range in size from 4,000 square feet to 22,225 square feet. The leases on these retail stores expire in August 2012 for Pasco and Othello, and August 2014 for Grandview.
Watertronics, LLC owns two commercial buildings totaling approximately 73,000 square feet on five acres located in Hartland, Wisconsin where it maintains its executive, engineering and manufacturing offices. It also owns a 4,000 square foot commercial building located in Melbourne, Florida where it maintains a sales and service office.
Digitec, Inc. leases two buildings located in Milford, Nebraska, which serve as manufacturing and engineering locations. The buildings range in size from approximately 4,400 square feet to approximately 10,000 square feet for the engineering and manufacturing buildings, respectively. The leases for these two buildings expire in August 2015 with a five year renewal option. Digitec also leases approximately 1,400 square feet of office space in Sioux Falls, South Dakota. This lease expires in January 2011 and has a month to month option after that.
Lindsay (Tianjin) Industry Co., Ltd. currently leases a manufacturing facility in Tianjin, China where it manufactures irrigation products for the Chinese markets. The facility contains a total of 57,000 square feet of leased space and the lease expires in May 2013. In addition, the Company also leases office space in Beijing, China. The Beijing lease expires in July 2011 with a two year renewal option. The lease may be canceled by Lindsay (Tianjin) Industry Co., Ltd. prior to the expiration upon a three-month notice.
BSI owns a 30,000 square foot commercial building located on seven acres in Rio Vista, California where it manufactures its infrastructure products. BSI leases additional warehouse space in Rio Vista, California. The lease on this facility expires in April 2018 and may be terminated by BSI prior to that time upon a sixty day notice and payment of a nominal termination fee. BSI also leases additional office space in Vacaville, California where it maintains its executive offices. The lease on this facility expires in July 2013.
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

ITEM 4 — (Removed and Reserved)
EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT
The executive officers and significant employees of the Company, their ages, positions and past five years experience are set forth below. All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer.

	Age	Position
Richard W. Parod	57	President and Chief Executive Officer
Eric R. Arneson*	36	Vice President, General Counsel and Secretary
Steven S. Cotariu	52	President — Infrastructure Business
David B. Downing	55	CFO and President — International Operations
Dan G. Keller*	51	Vice President — Human Resources
Tim J. Paymal	36	Vice President and Chief Accounting Officer
Mark A. Roth*	35	Vice President — Corporate Development and Treasurer
Barry A. Ruffalo	40	President — Irrigation
Douglas A. Taylor*	47	Vice President and Chief Information Officer
Lori L. Zarkowski*	35	Corporate Controller

*	The employee is not an executive officer of the Registrant.
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
Mr. Steven S. Cotariu is President — Infrastructure Business of the Company and has held that position since September 2010 when he joined the Company. Prior to joining Lindsay and since October 2002, Mr. Cotariu held a variety of positions of increasing responsibility with Pentair, Inc., most recently as Vice President, Marketing for Pentair Technical Products. Previously, Mr. Cotariu held marketing and business development positions with Textron, Inc. and was a consultant with McKinsey & Company.
Mr. David B. Downing is Chief Financial Officer and President — International Operations of the Company and has held such positions since March 2009 and March 2008, respectively. Between March 2008 and March 2009, Mr. Downing was president — International Operations. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such position since August 2004, when he joined the Company. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, IL, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.
Mr. Dan G. Keller is Vice President — Human Resources of the Company and has held such position since April 2008, when he joined the Company. Prior to that time and since December 2006, Mr. Keller was a Director of Human Resources for Johnson & Johnson. Previously, Mr. Keller was with Pfizer Inc., the last seven years as a Director of Human Resources.
Mr. Tim J. Paymal is Vice President and Chief Accounting Officer of the Company. Mr. Paymal joined Lindsay in January 2005 as Corporate Controller and was promoted to Vice President and Chief Accounting Officer in April 2008. Prior to that time and since 1996, Mr. Paymal was most recently an Audit Senior Manager with Deloitte & Touche LLP.
Mr. Mark A. Roth is Vice President — Corporate Development and Treasurer of the Company. Mr. Roth joined Lindsay in 2004, as Director of Corporate Development and was promoted to Vice President of Corporate Development in March 2007, adding Treasurer to his role in April 2008. From March 2001 through 2004 when he joined the Company, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund. From January 1998 through February 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.

Mr. Barry A. Ruffalo is President — Irrigation of the Company and has held such position since March 2007, when he joined the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.
Mr. Douglas A. Taylor is Vice President and Chief Information Officer of the Company. He joined the Company in May 2005 as the Chief Information Officer and was promoted to Vice President and Chief Information Officer in October 2006. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President of Process and Systems Integration, Vice President of Financial Systems, and Director of Information Systems.
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
PART II
ITEM 5 — Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol “LNN”. As of September 30, 2010, there were approximately 187 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2010 Stock Price			Fiscal 2009 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$45.08	$31.20	$0.080	$97.80	$33.02	$0.075
Second Quarter	47.45	35.02	0.080	43.22	24.00	0.075
Third Quarter	43.92	33.00	0.080	41.52	20.89	0.075
Fourth Quarter	38.19	30.80	0.085	47.02	29.71	0.080
Year	$47.45	$30.80	$0.325	$97.80	$20.89	$0.305
Purchases of equity securities by the issuer and affiliated purchases — The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2010; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s common stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Selected Financial Data

	For the Years Ended August 31,
in millions, except per share amounts	2010	2009	2008	2007	2006
Operating revenues (1)	$358.4	$336.2	$475.1	$281.9	$226.0
Gross profit	98.9	80.6	123.8	69.7	48.2
Operating expenses	61.1	58.2	61.6	46.0	32.7
Operating income	37.8	22.4	62.2	23.8	15.5
Net earnings	24.9	13.8	39.4	15.6	11.7
Net diluted earnings per share	1.98	1.11	3.20	1.31	1.00
Cash dividends per share	0.325	0.305	0.285	0.265	0.245
Property, plant and equipment, net	57.6	59.6	57.6	44.3	27.0
Total assets	325.5	307.9	325.9	242.2	192.2
Long-term obligations	8.6	19.5	25.6	31.8	25.7
Return on sales	6.9%	4.1%	8.3%	5.5%	5.2%
Return on beginning assets (2)	8.1%	4.2%	16.3%	8.1%	8.7%
Diluted weighted average shares	12.585	12.461	12.324	11.964	11.712

(1)
Fiscal 2010 includes the operating results of the railroad signal and structures business acquired from GE in the fourth quarter of fiscal 2009. Fiscal 2008 includes the operating results of Watertronics, LLC, which was acquired in the second quarter of fiscal 2008. Fiscal 2007 includes the operating results of Snoline S.P.A., which was acquired in the second quarter of fiscal 2007. Fiscal 2006 includes the operating results of Barrier Systems, Inc., which was acquired in the fourth quarter of fiscal 2006.

(2)	Defined as net earnings divided by beginning of period total assets.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements — This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2011 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Overview
The Company manufactures and markets Zimmatic®, Greenfield®, Stettyn™, and Perrot™ center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, USA. The Company also has irrigation production facilities in France, South Africa, Brazil, China and Hartland, Wisconsin, USA. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its wholly-owned subsidiaries BSI (located in Rio Vista, California) and Snoline (located in Milan, Italy). In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, net cash farm income, crop yields, weather, environmental regulations, availability of financing and interest rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.
The Company will continue to focus on opportunities for growth both organically and through acquisitions. On August 31, 2010, the Company completed the acquisition of Digitec, Inc., and on January 24, 2008, the Company completed the acquisition of Watertronics. These acquisitions reflect the execution of the Company’s strategy to grow its irrigation business with additional proprietary irrigation products. In addition, on August 28, 2009, the Company completed the acquisition of certain assets of GE Transportation Systems Global Signaling, LLC. The Company sees opportunities to create shareholder value through the acquisition of product line extensions that will enhance the Company’s highway safety product offering, globally.
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
Critical Accounting Policies and Estimates
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant facts and circumstances. Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition. They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Management periodically re-evaluates and adjusts the estimates that are used as circumstances change. There were no significant changes to the Company’s critical accounting policies during fiscal 2010.
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

Results of Operations
The following “Fiscal 2010 Compared to Fiscal 2009” and the “Fiscal 2009 Compared to Fiscal 2008” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note R to the consolidated financial statements.
Fiscal 2010 Compared to Fiscal 2009
The following table provides highlights for fiscal 2010 compared with fiscal 2009:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$358,440	$336,228	6.6%
Cost of operating revenues	$259,540	$255,597	1.5%
Gross profit	$98,900	$80,631	22.7%
Gross margin	27.6%	24.0%
Operating expenses (1)	$61,058	$58,214	4.9%
Operating income	$37,842	$22,417	68.8%
Operating margin	10.6%	6.7%
Interest expense	$(1,557)	$(2,030)	(23.3)%
Interest income	$352	$934	(62.3)%
Other income (expense), net	$145	$(782)	118.5%
Income tax provision	$11,920	$6,716	77.5%
Effective income tax rate	32.4%	32.7%
Net earnings	$24,862	$13,823	79.9%
Irrigation Equipment Segment (See Note R)
Operating revenues	$258,666	$255,507	1.2%
Operating income (2)	$40,869	$35,504	15.1%
Operating margin (2)	15.8%	13.9%
Infrastructure Products Segment
Operating revenues	$99,774	$80,721	23.6%
Operating income (2)	$11,083	$(36)	N/A
Operating margin (2)	11.1%	0.0%

(1)	Includes $14.1 million and $13.1 million of unallocated general and administrative expenses for fiscal 2010 and fiscal 2009, respectively.

(2)	Excludes unallocated corporate general and administrative expenses.
Revenues
Operating revenues for fiscal 2010 increased by $22.2 million or 7% from fiscal 2009. The increase was attributable to a 24% increase in infrastructure product revenues and a 1% increase in irrigation equipment revenues.
U.S. irrigation revenues decreased $3.3 million or 2% compared to fiscal 2009. This decrease in revenues was primarily due to a decrease of $20.9 million in U.S. irrigation revenues in the first quarter of fiscal 2010 as compared to the same prior year period due to record backlog from the end of fiscal 2008. Offsetting this decrease was an increase in the number of irrigation systems sold in the remaining fiscal quarters of fiscal 2010 compared to the same prior year periods. This was tempered by a decrease in the average selling price per unit. Commodity prices rose during the fourth quarter of fiscal 2010 with corn up approximately 70%, soybeans up approximately 26% and wheat up over 60% since early June 2010. The August update to the USDA projections for 2010 Net Farm Income indicates a 24% increase compared to 2009 and projects it to be the fourth highest on record, creating generally positive economic conditions for U.S. farmers. International irrigation revenues increased $6.4 million or 6% compared to fiscal 2009. The Company’s international irrigation business units in South America, South Africa and Europe, as well as exports to Mexico, all achieved solid growth in fiscal 2010, partially offset by lower revenues in other regions.

Infrastructure products segment revenues of $99.8 million increased by $19.1 million or 24% compared to the prior fiscal year. The increase in infrastructure revenues is attributable to revenues increasing primarily from sales of quick-change moveable barrier systems. The Company continues to see strong interest in its moveable barrier products which are a very cost effective way to add lane capacity. This increase was partially offset by smaller decreases at the Company’s Snoline and Diversified Manufacturing business units.
Gross Margin
Gross profit was $98.9 million for fiscal 2010, an increase of $18.3 million compared to fiscal 2009. Gross margin was 27.6% for fiscal 2010 compared to 24.0% for the prior fiscal year. Gross margin on irrigation products was favorably impacted by improved factory efficiencies at the Company’s Lindsay, Nebraska facility and a favorable regional sales mix. Gross margin on infrastructure products improved due to increased revenues of higher margin moveable barrier product.
Operating Expenses
The Company’s operating expenses of $61.1 million for fiscal 2010 increased $2.8 million compared to fiscal 2009. The increase in operating expenses for fiscal 2010 was primarily attributable to increased investments in product development and higher incentive compensation resulting from improved financial performance. This was partially offset by lower personnel related costs.
Interest, Other Income (Expense), net
Interest expense for fiscal 2010 of $1.6 million decreased $0.5 million compared to the prior fiscal year. The decrease in interest expense is primarily due to principal reductions on the Company’s outstanding term notes. This includes the $7.1 million repayment of the Snoline Term Note in its entirety during the third fiscal quarter.
Interest income for fiscal 2010 decreased by $0.6 million compared to fiscal 2009. The decrease in interest income is due to earning a lower interest rate on investment of the Company’s cash balances.
Other income (expense), net during fiscal 2010 increased to income of $0.1 million from an expense of $0.8 million during the prior fiscal year. The higher expense for fiscal 2009 resulted primarily from foreign currency transaction losses realized from the volatility of exchange rates.
Income Taxes
The Company recorded income tax expense of $11.9 million and $6.7 million for fiscal 2010 and 2009, respectively. The effective tax rate was 32.4% and 32.7%, respectively. For fiscal 2010, the Company recorded discrete items that resulted in a net reduction to income tax expense. The discrete items included a benefit of $0.9 million related to state income tax credits earned in fiscal 2010, a benefit of $0.6 million related to the section 199 domestic production activities deduction, a benefit of $0.3 million for an immaterial correction of previously recorded tax expense and a benefit of $0.3 million for the reversal of previously recorded liabilities for uncertain tax positions. This reversal was recorded due to the expiration of the statute of limitations in the applicable tax jurisdictions without any actual tax liability being assessed. These benefits were slightly offset by additional expense of $0.2 million in the first quarter of fiscal 2010 relating to a tax ruling impacting Lindsay Europe SAS, the Company’s French subsidiary.
For fiscal 2009, the Company recorded discrete items that reduced income tax expense for the period. These included a benefit of $0.1 million related to the reversal of previously recorded liabilities for uncertain tax positions due to the expiration of the statute of limitations as well as a benefit of $0.4 million resulting from finalizing the fiscal 2008 income tax return calculation that was less than the estimated fiscal 2008 income tax provision. The last item was a benefit of $0.4 million related to the section 199 domestic production activities deduction.
Net Earnings
Net earnings were $24.9 million or $1.98 per diluted share for fiscal 2010 compared with $13.8 million or $1.11 per diluted share for the same prior year period. The Company’s operating income increased to $37.8 million for fiscal 2010 compared to $22.4 million for fiscal 2009 due primarily to an increase in revenues and in gross margin, which were partially offset by higher operating costs.

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
U.S. irrigation revenues decreased $81.1 million or 34% compared to fiscal 2008. The decline in U.S. irrigation equipment revenues was mostly due to a decline in the number of systems shipped compared to fiscal 2008. The Company generally did not reduce prices for its irrigation equipment in order to maintain sales volume or market share. Near-record projected harvests continued to keep commodity prices lower than fiscal 2008. Commodity prices for corn, soybeans, and wheat were lower when compared to the same time in fiscal 2008. USDA projections for 2009 Net Farm Income showed a 38% decline when compared to 2008 estimates and 15% below the ten year average. Throughout the traditional selling season in fiscal 2009, and in the typically slower fourth quarter, farmers remained cautious about making investments in capital goods. International irrigation revenues decreased $38.3 million or 28% compared to fiscal 2008. Export shipments decreased to Australia, Central America, Mexico and the Mideast, but were partially offset by increased exports to China. The net decrease in export irrigation sales was driven by general economic conditions, lower commodity prices and funding availability in developing markets. Revenue from the Company’s international irrigation business units in Brazil, South Africa, and France were also significantly lower as compared to fiscal 2008 for similar reasons. While global farmer sentiment regarding capital goods purchases was impacted by general economic conditions and lower commodity prices, the long-term market drivers remained positive. A growing world-wide population, the benefits of mechanized irrigation in expanding yields and improving water use efficiencies remain a very compelling proposition for farmers.

Infrastructure products segment revenues decreased by $19.5 million or 19% compared to the prior fiscal year. The decrease in infrastructure revenues was primarily attributable to revenues decreasing in the Company’s BSI and Diversified Manufacturing business units. The decrease in revenues for BSI was due to lower sales of moveable barrier projects compared to fiscal 2008. While BSI had anticipated significant revenues in 2009 from an order for a large road project in Mexico City, this project was delayed and was completed in the first half of fiscal 2010. Road infrastructure projects from Federal stimulus funds have been implemented, but it appears that those projects have had minimal incremental effect on demand as States faced reduced tax revenues, resulting in curtailing other planned infrastructure projects. In addition, the early stimulus funds have been applied to “shovel ready” maintenance projects, versus more significant road widening or new road construction projects, which are more likely to use the Company’s moveable barrier and crash cushion products. The decrease in revenues for the Diversified Manufacturing business unit was due to lower sales of tubing to manufacturers of grain handling equipment, also affected by farmers’ sentiment regarding equipment purchases. Diversified Manufacturing revenues were also lower on shipments of railroad signals and structures sold to GE Transportation Systems. During the fourth quarter of fiscal 2009, the Company purchased this product line from GE Transportation Systems and transitioned from contract manufacturing these products to direct sales to the railroads.
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
Interest, Other Income (Expense), net
Interest expense for fiscal 2009 of $2.0 million decreased by $1.0 million compared to the prior fiscal year. The decrease in interest expense was due to principal reductions on the Company’s two outstanding term notes. In addition, the Company had an outstanding balance of $15.0 million on its revolving line of credit for a portion of fiscal 2008 compared to having no outstanding balances during fiscal 2009.
Interest income for fiscal 2009 decreased by $0.8 million compared to fiscal 2008. The decrease in interest income was primarily due to earning a lower interest rate on investments of the Company’s cash balances.
Other expense, net during fiscal 2009 increased by $1.0 million compared with the same prior year period. This primarily resulted from foreign currency transaction losses realized from the volatility of exchange rates during fiscal 2009.
Income Taxes
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
The Company’s cash and cash equivalents totaled $83.4 million at August 31, 2010 compared with $85.9 million at August 31, 2009.
The Company currently maintains a bank line of credit with Wells Fargo Bank, N.A. and another with Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement (the “Amended Revolving Credit Agreement”), effective as of January 23, 2010, in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012. As of August 31, 2010 and 2009, there were no outstanding balances on the Amended Revolving Credit Agreement.
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
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $2.9 million as of August 31, 2010, for working capital purposes (the “Euro Line of Credit”). At August 31, 2010 and 2009, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 1.98% at August 31, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, the covenants for each of the Notes were modified by adding a tangible net worth requirement. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At August 31, 2010, the Company was in compliance with all loan covenants.
The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.
Cash flows provided by operations totaled $23.8 million for fiscal 2010 compared to $57.5 million provided by operations during the prior year. Cash provided by operations decreased by $33.7 million primarily due to an increase in cash used for working capital items partially offset by an increase in cash provided by net earnings.
Cash flows used in investing activities totaled $9.7 million for fiscal 2010 compared to cash flows used in investing activities of $12.7 million during fiscal 2009. The decrease in cash used for investing activities was primarily due to a decrease of $4.7 million of purchases of property, plant and equipment and an increase of $1.4 million from proceeds from a note receivable. This was partially offset by an increase of $3.4 million in cash used for an acquisition of a business.

Cash flows used in financing activities totaled $16.2 million for fiscal 2010 compared to cash flows used in financing activities of $9.8 million during the same prior year period. The increase in cash used in financing activities was primarily due to the $7.1 million repayment of the Snoline Term Note during the third quarter of fiscal 2010. This was partially offset by a decrease of $1.6 million in net payments on revolving lines of credit.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2010, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.
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

						More
$ in thousands	Note		Less than	2-3	4-5	than 5
Contractual Obligations	Reference	Total	1 Year	Years	Years	Years
Leases	O	$9,161	$2,111	$3,329	$1,430	$2,291
Term Note Obligation	L	12,857	4,286	8,571	—	—
Interest Expense	L	1,264	681	583	—	—
Unrecognized Tax Benefits (1)	E	1,112	—	—	—	1,112
Supplemental Retirement Plan	P	6,957	557	1,082	1,065	4,253

Total		$31,351	$7,635	$13,565	$2,495	$7,656

(1)
Future cash flows for unrecognized tax benefits reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of August 31, 2010. Amounts for which the year of settlement cannot be reasonably estimated have been included in the “More than 5 years” column.

Market Conditions and Fiscal 2011 Outlook
Commodity prices have risen during the Company’s fourth fiscal quarter with corn up approximately 70%, soybeans up approximately 26% and wheat up over 60% since early June 2010. The August 2010 update for USDA projections for 2010 Net Farm Income indicates a 24% increase compared to 2009 estimates which puts the projected 2010 Net Farm Income as the fourth highest on record. The Company’s management believes that farmer sentiment has improved over last year due to increased commodity prices. Although the decision on equipment purchases for next season is a few months away for the Company’s primary irrigation markets, management expects higher equipment demand if commodity prices remain strong.
In the infrastructure segment the Company continues to experience strong interest in its QMB® systems which provide a cost effective method for safely managing traffic congestion. Because of the project nature and uniqueness of the moveable barrier product line, it is difficult to estimate the global market size. For planning purposes, the Company maintains a list of potential projects in the moveable barrier product line for traffic mitigation that remains very strong. Management believes stimulus spending has supported increased road safety product sales and quote activity; however, the outlook for infrastructure spending remains uncertain with a multi-year highway bill not expected until sometime in 2011.
Overall, the Company continues to focus on working capital management in all of the Company’s operations. The Company’s focus on improving cash flow has resulted in improving its net cash position by $10.3 million from $60.3 million at August 31, 2009 to $70.6 million at August 31, 2010.
As of August 31, 2010, the Company has an order backlog of $38.4 million compared with $33.9 million at May 31, 2010 and $43.6 million at August 31, 2009. Included in the August 31, 2010 backlog is a $14.8 million project for the Company’s QMB® system, which is expected to ship in the first half of fiscal 2011. The August 31, 2009 backlog included $19.6 million for the Mexico City QMB® system project completed in the first half of fiscal 2010. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time usually represents only a portion of the revenue it expects to realize during the following three month period.

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
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At August 31, 2010, the Company had outstanding forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At August 31, 2010, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on November 24, 2010 at a fixed price of $1.2581 USD per Euro. The forward spot rate at August 31, 2010 was 1.2664 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of net investments in foreign operations. Subsequent to August 31, 2010, the Company terminated its one outstanding Euro foreign currency forward contract, resulting in an after-tax net loss of $0.5 million which will be recognized in other comprehensive income as part of the currency translation adjustment, net of tax in its first quarter of fiscal 2011.
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
We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in the notes to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective September 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Omaha, Nebraska
November 10, 2010

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2010	2009	2008

Operating revenues	$358,440	$336,228	$475,087
Cost of operating revenues	259,540	255,597	351,255

Gross profit	98,900	80,631	123,832

Operating expenses:
Selling expense	23,070	22,361	25,177
General and administrative expense	30,196	29,816	30,010
Engineering and research expense	7,792	6,037	6,406

Total operating expenses	61,058	58,214	61,593

Operating income	37,842	22,417	62,239

Other income (expense):
Interest expense	(1,557)	(2,030)	(3,035)
Interest income	352	934	1,735
Other income (expense), net	145	(782)	172

Earnings before income taxes	36,782	20,539	61,111

Income tax provision	11,920	6,716	21,706

Net earnings	$24,862	$13,823	$39,405

Basic net earnings per share	$2.00	$1.12	$3.30

Diluted net earnings per share	$1.98	$1.11	$3.20

Weighted average shares outstanding	12,451	12,294	11,936
Diluted effect of stock equivalents	134	167	388

Weighted average shares outstanding assuming dilution	12,585	12,461	12,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ in thousands, except par values)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$83,418	$85,929
Receivables, net of allowance of $2,244, and $1,864, respectively	63,629	42,862
Inventories, net	45,296	46,255
Deferred income taxes	6,722	6,881
Other current assets	8,946	7,602

Total current assets	208,011	189,529

Property, plant and equipment, net	57,646	59,641
Other intangible assets, net	27,715	29,100
Goodwill, net	27,395	24,174
Other noncurrent assets	4,714	5,453

Total assets	$325,481	$307,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,501	$20,008
Current portion of long-term debt	4,286	6,171
Other current liabilities	36,295	33,008

Total current liabilities	67,082	59,187

Pension benefits liabilities	6,400	6,407
Long-term debt	8,571	19,454
Deferred income taxes	10,816	10,391
Other noncurrent liabilities	3,005	4,800

Total liabilities	95,874	100,239

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,184,820 and 18,128,743 shares issued at August 31, 2010 and 2009, respectively)	18,185	18,129
Capital in excess of stated value	30,756	28,944
Retained earnings	270,272	249,588
Less treasury stock (at cost, 5,698,448 and 5,763,448 shares at August 31, 2010 and 2009, respectively)	(90,961)	(91,998)
Accumulated other comprehensive income, net	1,355	2,995

Total shareholders’ equity	229,607	207,658

Total liabilities and shareholders’ equity	$325,481	$307,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity

Balance at August 31, 2007	17,744,458	5,998,448	$17,744	$11,734	$204,750	$(95,749)	$2,549	$141,028

Adoption of FIN 48	—	—	—	—	(756)	—	—	(756)

Balance at September 1, 2007	17,744,458	5,998,448	$17,744	$11,734	$203,994	$(95,749)	$2,549	$140,272
Comprehensive income:
Net earnings	—	—	—	—	39,405	—	—	39,405
Other comprehensive income	—	—	—	—	—	—	2,544	2,544

Total comprehensive income								41,949
Cash dividends ($0.285) per share	—	—	—	—	(3,419)	—	—	(3,419)
Exercise of employee stock options	310,834	(155,000)	311	4,048	(304)	2,474	—	6,529
Stock option tax benefits	—	—	—	7,263	—	—	—	7,263
Share-based compensation expense	—	—	—	3,307	—	—	—	3,307

Balance at August 31, 2008	18,055,292	5,843,448	$18,055	$26,352	$239,676	$(93,275)	$5,093	$195,901

Comprehensive income:
Net earnings	—	—	—	—	13,823	—	—	13,823
Other comprehensive income	—	—	—	—	—	—	(2,098)	(2,098)

Total comprehensive income								11,725
Cash dividends ($0.305) per share	—	—	—	—	(3,754)	—	—	(3,754)
Exercise of employee stock options	73,451	(80,000)	74	225	(157)	1,277	—	1,419
Stock option tax benefits	—	—	—	293	—	—	—	293
Share-based compensation expense	—	—	—	2,074	—	—	—	2,074

Balance at August 31, 2009	18,128,743	5,763,448	$18,129	$28,944	$249,588	$(91,998)	$2,995	$207,658

Comprehensive income:
Net earnings	—	—	—	—	24,862	—	—	24,862
Other comprehensive income	—	—	—	—	—	—	(1,640)	(1,640)

Total comprehensive income								23,222
Cash dividends ($0.325) per share	—	—	—	—	(4,051)	—	—	(4,051)
Exercise of employee stock options	56,077	(65,000)	56	(417)	(127)	1,037	—	549
Stock option tax benefits	—	—	—	127	—	—	—	127
Share-based compensation expense	—	—	—	2,102	—	—	—	2,102

Balance at August 31, 2010	18,184,820	5,698,448	$18,185	$30,756	$270,272	$(90,961)	$1,355	$229,607

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
($ in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$24,862	$13,823	$39,405
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,710	10,442	9,253
Provision for uncollectible accounts receivable	732	558	75
Deferred income taxes	(1,500)	(1,226)	(886)
Stock-based compensation expense	2,206	2,140	3,516
(Gain) loss on disposal of fixed assets	(519)	55	(9)
Other, net	120	1,302	(3)
Changes in assets and liabilities:
Receivables	(22,294)	43,316	(37,267)
Inventories	827	7,726	(7,959)
Other current assets	(2,862)	1,009	113
Accounts payable	6,739	(12,116)	12,038
Other current liabilities	1,388	(6,965)	10,748
Current taxes payable	5,287	(3,140)	3,357
Other noncurrent assets and liabilities	(1,863)	571	(1,868)

Net cash provided by operating activities	23,833	57,495	30,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,784)	(10,500)	(14,093)
Proceeds from sale of property, plant and equipment	606	21	93
Acquisition of business, net of cash acquired	(6,436)	(3,076)	(21,028)
Proceeds from note receivable	1,409	—	—
Proceeds from settlement of net investment hedge	518	859	1,124
Purchases of marketable securities available-for-sale	—	—	(13,860)
Proceeds from maturities of marketable securities available-for-sale	—	—	41,490

Net cash used in investing activities	(9,687)	(12,696)	(6,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock compensation plan	549	1,419	6,530
Proceeds from issuance of long-term debt	—	—	15,000
Principal payments on long-term debt	(12,769)	(6,171)	(21,171)
Net borrowing (payments) on revolving line of credit	—	(1,633)	1,032
Excess tax benefits from stock-based compensation	76	344	7,263
Dividends paid	(4,051)	(3,754)	(3,419)

Net cash (used in) provided by financing activities	(16,195)	(9,795)	5,235

Effect of exchange rate changes on cash	(462)	165	264

Net (decrease) increase in cash and cash equivalents	(2,511)	35,169	29,738
Cash and cash equivalents, beginning of period	85,929	50,760	21,022

Cash and cash equivalents, end of period	$83,418	$85,929	$50,760

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,368	$11,081	$12,262
Interest paid	$1,648	$2,146	$3,066
The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Corporation (the “Company” or “Lindsay”) manufactures automated agricultural irrigation systems and water pumping station controls and sells these products in both U.S. and international markets. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. The Company’s corporate office is located in Omaha, Nebraska. The Company’s primary U.S. irrigation sales and production facilities are located in Nebraska and Wisconsin. The Company’s international irrigation sales and production facilities are located in France, Brazil, South Africa and China. The Company also owns a retail irrigation dealership with three separate retail locations based in the eastern Washington state region. The Company’s primary infrastructure locations include Rio Vista, California, Omaha, Nebraska and Milan, Italy. These locations manufacture and market moveable and specialty barriers, crash cushions, road marking and safety equipment for use on roadways and railroad signals and structures.
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
(3) Stock Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units from new stock issuances, except for certain non-plan option shares granted in March 2000 that are issued from Treasury Stock upon exercise. At August 31, 2010 there are no remaining non-plan option shares outstanding.
(4) Revenue Recognition
Revenues from the sale of the Company’s irrigation products to its U.S. independent dealers are recognized when the products ship from the factory. The Company generally has no post delivery obligations to its independent dealers other than standard warranties. Revenues from the sale of the Company’s irrigation products to international locations and sales by its international locations are recognized based on the delivery terms in the sales contract. Revenues for retail sales of irrigation products are recognized when the product or service is delivered to the end-user customers. Revenues from the sale of infrastructure products are recognized when the product is delivered to the customer. The Company also leases certain infrastructure products to customers. Revenues for the lease of infrastructure products are recognized on a straight-line basis over the lease term. Revenues and gross profits on intercompany sales are eliminated in consolidation.
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
Warranty costs were $3.8 million, $3.6 million, and $3.5 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
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
(9) Property, Plant and Equipment
Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased Barrier Transfer Machines — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements — shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2010, 2009 and 2008 no impairment losses were recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.
(10) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at the reporting unit level using a two-step impairment test. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2010. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2010, 2009, and 2008. The estimates of fair value of its reporting units and related goodwill depend on a number of assumptions, including forecasted sales growth and operating expense ratios. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. Intangible assets which have identifiable useful lives are amortized over the term of their useful lives and are tested for impairment upon the occurrence of events that would indicate the assets may be impaired. No impairment losses were recorded in fiscal years 2010, 2009, and 2008.

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
(12) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent that they are not anti-dilutive. Performance stock units are included in the calculation of dilutive potential common shares once the threshold performance conditions have been satisfied. At August 31, 2010, the threshold performance conditions for the November 16, 2007 grants had been satisfied resulting in the inclusion of 13,395 performance stock units in the calculation of diluted net earnings per share. The threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008 and November 12, 2009 had not been satisfied as of August 31, 2010, resulting in the exclusion of 70,693 performance stock units from the calculation of diluted net earnings per share.
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
There were 476 and 24,204 restricted stock units excluded from the calculation of diluted net earnings per share since their inclusion would have been anti-dilutive for the years ended August 31, 2010 and 2009, respectively. There were no anti-dilutive options or restricted stock units for the year ended August 31, 2008.
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
In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.
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
(18) Recently Issued Accounting Pronouncements
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
B. ACQUISITIONS
In December 2007, the FASB issued guidance amending the accounting and reporting standards for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree. In addition, the amended guidance requires that direct costs associated with an acquisition be expensed as incurred. The provisions of this guidance were effective for the Company’s business combinations that took place on or after September 1, 2009.
Digitec, Inc.
On August 31, 2010, the Company completed the acquisition of all outstanding shares of stock of Digitec, Inc., (“Digitec”) based in Milford, Nebraska. Digitec is an electronics research, development and manufacturing company. The addition of Digitec enhances the Company’s capabilities in providing electronic design and integration. Total consideration paid to the selling shareholders was $6.4 million which was financed with cash on hand. The purchase price has been allocated to the tangible and intangible assets and liabilities acquired based on management’s estimates of current fair values. The Company’s preliminary allocation of purchase price was based on the estimated fair value on the date of acquisition and consisted of current assets of $1.2 million (including $0.1 million of cash), fixed assets of $0.8 million, intangible assets of $1.5 million, goodwill of $3.9 million and liabilities of $1.0 million. The fair value assigned to the assets and liabilities acquired is subject to revision as the Company completes its analysis of fair value. Goodwill related to the acquisition of Digitec primarily relates to intangible assets that do not qualify for separate recognition, including the experience and knowledge of Digitec management, its assembled workforce, and its intellectual capital and specialization within the Irrigation industry. Goodwill recorded in connection with this acquisition is non-deductible for income tax purposes. Proforma data is not presented for this acquisition, as it was not considered material.

GE Transportation Systems Global Signaling, LLC
On August 28, 2009, the Company completed the acquisition of certain assets of GE Transportation Systems Global Signaling, LLC (“GE Transportation Systems”). The assets acquired are inventory and product technology for the design and production of structures and lights for railroad signaling. Total consideration was $3.1 million which was financed with cash on hand. The purchase price has been allocated to the tangible and intangible assets acquired based on management’s estimates of current fair values. The Company’s allocation of purchase price consisted of inventory of $1.5 million, fixed assets of $0.1 million, and intangible assets of $1.5 million. No goodwill was recorded in connection with this acquisition. Proforma data is not presented for this acquisition, as it was not considered material.
C. COMPREHENSIVE INCOME
Comprehensive income (loss) was as follows:

	For the years ended August 31,
$ in thousands	2010	2009	2008
Net Income	$24,862	$13,823	$39,405

Other comprehensive income (loss):
Unrealized net gain on available for sale securities	—	—	14
Defined benefit pension plan	(50)	(501)	(72)
Cash flow hedges	1,201	(145)	(1,065)
Foreign currency translation, net of hedging activities	(2,791)	(1,452)	3,667

Total other comprehensive income (loss), net of tax expense (benefit) of $1,104, ($81) and $11	(1,640)	(2,098)	2,544

Total other comprehensive income	$23,222	$11,725	$41,949

Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	For the years ended
	August 31,
$ in thousands	2010	2009
Accumulated other comprehensive income (loss):
Defined benefit pension plan, net of tax of $1,348 and $1,317	(2,208)	(2,158)
Cash flow hedges, net of tax of $348 and $867	(572)	(1,773)
Foreign currency translation, net of hedging activities, net of tax of $1,368 and $752	4,135	6,926

Total accumulated other comprehensive income	$1,355	$2,995

D. OTHER INCOME (EXPENSE), NET

	For the years ended August 31,
$ in thousands	2010	2009	2008
Other income (expense), net:
Cash surrender value of life insurance	$42	$78	$87
Foreign currency transaction (loss) gain, net	45	(1,044)	603
All other, net	58	184	(518)

Total other income (expense), net	$145	$(782)	$172

E. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2010	2009	2008
United States	$34,165	$18,385	$56,550
Foreign	2,617	2,154	4,561

	$36,782	$20,539	$61,111

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2010	2009	2008
Current:
Federal	$11,077	$6,479	$19,505
State	770	489	1,379
Foreign	1,573	974	1,708

Total current	13,420	7,942	22,592

Deferred:
Federal	501	(938)	(295)
State	(1,364)	(52)	(217)
Foreign	(637)	(236)	(374)

Total deferred	(1,500)	(1,226)	(886)

Total income tax provision	$11,920	$6,716	$21,706

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2010		2009		2008
$ in thousands	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$12,874	35.0	$7,189	35.0	$21,389	35.0
State and local taxes, net of federal tax benefit	35	0.1	275	1.3	795	1.3
State tax credits	(888)	(2.4)	—	—	—	—
Foreign tax rate differences	(122)	(0.3)	(302)	(1.5)	(123)	(0.2)
Domestic production activities deduction	(608)	(1.7)	(385)	(1.9)	(438)	(0.7)
Tax-exempt interest income	(7)	(0.0)	(37)	(0.1)	(119)	(0.2)
R&D, Phone, and Fuel tax credits	(28)	(0.1)	(96)	(0.5)	(265)	(0.4)
Non-deductible officer’s compensation	—	—	—	—	(463)	(0.8)
Other	664	1.8	72	0.4	930	1.5

Effective rate	$11,920	32.4	$6,716	32.7	$21,706	35.5

During the second quarter of fiscal 2010, the Company recognized investment tax credits from the state of Nebraska’s economic development program, the Nebraska Advantage Act. These credits which expire in 2018, reduced income tax expense by $0.9 million. The Company uses the deferral method of accounting for its investment tax credits.
During its fiscal year 2008, the Company determined that it erroneously recognized income tax expense of $0.5 million in the fourth quarter of fiscal 2007 relating to the exercise of stock options by an executive officer of the Company. The Company incorrectly increased income tax expense by this amount to reflect the effect of non-deductible officer compensation under Section 162(m) of the Internal Revenue Code related to these stock options. However, because these options were initially accounted for under APB No. 25, there should not have been an increase to income tax expense in the financial statements. The Company concluded that the impact of this error was not material to its previously issued financial statements. As a result, the Company corrected the error in the third quarter of fiscal 2008. The correction resulted in a reduction in income tax expense of $0.5 million for the year ended August 31, 2008, which added $0.04 to earnings per diluted share.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2010	2009
Deferred tax assets:
Deferred rental revenue	$2,148	$2,202
Employee benefits liability	1,273	1,324
Net operating loss carryforwards	137	66
Defined benefit pension plan	1,348	1,317
Share-based compensation	1,515	1,633
State tax credits	934	—
Inventory	744	495
Warranty	592	610
Vacation	765	684
Accrued expenses and allowances	3,731	4,173

Total deferred tax assets	$13,187	$12,504

Deferred tax liabilities:
Intangible assets	(6,972)	(7,444)
Property, plant and equipment	(8,760)	(7,448)
Inventory	(130)	(119)
Other	(1,273)	(927)

Total deferred tax liabilities	(17,135)	(15,938)

Net deferred tax liabilities	$(3,948)	$(3,434)

The Company’s foreign net operating loss carryforwards include approximately $0.1 million that will begin to expire in fiscal 2015.
In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2010 and 2009 has not been established.
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

A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

$ in thousands	2010	2009
Unrecognized Tax Benefits at September 1	$1,464	$1,684
Increases for positions taken in current year	42	—
Increases for positions taken in prior years	63	86
Decreases for positions taken in current year	—	—
Decreases for positions taken in prior years	—	(40)
Settlements with taxing authorities	—	—
Reduction resulting from lapse of applicable statute of limitations	(460)	(141)
Other increases (decreases)	3	(125)

Unrecognized Tax Benefits at August 31	$1,112	$1,464

The net amount of unrecognized tax benefits at August 31, 2010 and 2009 that, if recognized, would impact the Company’s effective tax rate was $1.1 million and $1.4 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.4 million and $0.6 million for the years ended August 31, 2010 and 2009, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2006. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2005.
While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
The American Jobs Creation Act of 2004 (the “Jobs Act”)
On October 22, 2004, the Jobs Act was enacted, which created a “manufacturing deduction” that allows for a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010. The Company reported a $1.7 million, $1.1 million and $1.3 million manufacturing deduction for fiscal years 2010, 2009 and 2008, respectively.
F. RECEIVABLES

	August 31,
$ in thousands	2010	2009
Receivables:
Trade accounts and current portion of notes receivable	$65,873	$44,726
Allowance for doubtful accounts	(2,244)	(1,864)

Net receivables	$63,629	$42,862

G. INVENTORIES

	August 31,
$ in thousands	2010	2009
Inventory:
FIFO inventory	$19,218	$16,561
LIFO reserves	(6,263)	(7,190)

LIFO inventory	12,955	9,371

Weighted average inventory	15,854	14,762
Other FIFO inventory	18,532	23,765
Obsolescence reserve	(2,045)	(1,643)

Total inventories	$45,296	$46,255

During fiscal 2009, reductions in inventory levels resulted in liquidations of LIFO inventory layers. The effect of the LIFO liquidation on fiscal 2009 results was to reduce cost of goods sold by $0.7 million.
The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August 31,
	2010	2009
Raw materials	12%	7%
Work in process	8%	8%
Finished goods and purchased parts	80%	85%
H. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2010	2009
Operating property, plant and equipment:
Land	$2,757	$2,271
Buildings	28,294	28,622
Equipment	66,754	60,717
Other	3,830	6,863

Total operating property, plant and equipment	101,635	98,473
Accumulated depreciation	(58,429)	(55,077)

Total operating property, plant and equipment, net	$43,206	$43,396

Leased property:
Machines	4,360	4,248
Barriers	16,215	16,253

Total leased property	$20,575	$20,501
Accumulated depreciation	(6,135)	(4,256)

Total leased property, net	$14,440	$16,245

Property, plant and equipment, net	$57,646	$59,641

Depreciation expense was $8.1 million, $7.6 million and $6.3 million for the years ended August 31, 2010, 2009, and 2008, respectively.

I. OTHER NONCURRENT ASSETS

	August 31,
$ in thousands	2010	2009
Other noncurrent assets:
Cash surrender value of life insurance policies	$2,335	$2,293
Deferred income taxes	145	76
Notes receivable	248	1,772
Split dollar life insurance	929	929
Other	1,057	383

Total noncurrent assets	$4,714	$5,453

J. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill by reportable segment for the year ended August 31, 2010 and 2009 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of September 1, 2008	$7,077	$17,353	$24,430
Foreign currency translation	(99)	(157)	(256)

Balance as of August 31, 2009	6,978	17,196	24,174
Acquisition of Digitec	3,913	—	3,913
Foreign currency translation	(10)	(682)	(692)

Balance as of August 31, 2010	$10,881	$16,514	$27,395

Other Intangible Assets
The components of the Company’s identifiable intangible assets at August 31, 2010 and 2009 are included in the table below.

	August 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
$ in thousands	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Non-compete agreements	$543	$(196)	$2,497	$(2,142)
Licenses	—	—	699	(695)
Patents	24,520	(6,479)	23,925	(4,800)
Customer relationships	5,813	(2,112)	5,657	(1,537)
Plans and specifications	75	(33)	75	(29)
Other	26	(23)	56	(49)
Unamortizable Intangible Assets:
Tradenames	5,581	—	5,443	—

Total	$36,558	$(8,843)	$38,352	$(9,252)

Amortization expense for amortizable intangible assets was $2.6 million, $2.8 million and $3.0 million for 2010, 2009, and 2008, respectively. Amortizable intangible assets are being amortized using the straight-line method over an average term of approximately 13.1 years.

Future estimated amortization of intangible assets is as follows:

Fiscal Years	$ in thousands
2011	$2,592
2012	2,577
2013	2,487
2014	2,431
2015	2,191
K. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2010	2009
Other current liabilities:
Payroll, vacation and retirement plans	$12,192	$7,643
Taxes, other than income	2,156	1,205
Workers compensation and product liability	1,148	1,287
Deferred revenue	5,813	5,706
Dealer related liabilities	1,650	1,524
Warranty liability	1,862	1,736
Income tax liability	2,829	496
Derivative liability	503	1,027
International freight liability	173	593
Customer deposits	1,454	4,518
Environmental remediation liability	900	1,315
Other	5,615	5,958

Total other current liabilities	$36,295	$33,008

L. CREDIT ARRANGEMENTS
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $2.9 million as of August 31, 2010, for working capital purposes (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at August 31, 2010 or 2009. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro Interbank Offered Rate plus 150 basis points, (1.98% at August 31, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit.
BSI Term Note
The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the interest rate at 6.05 percent through an interest rate swap as described in Note M, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period that began in September, 2006. The BSI term note is due in June of 2013.

Snoline Term Note
The Company’s wholly-owned Italian subsidiary, Snoline S.P.A. (“Snoline”) had an unsecured $13.2 million seven-year Term Note and Credit Agreement with Wells Fargo Bank, N.A. that was effective on December 27, 2006 (the “Snoline Term Note”). Borrowings under the Snoline Term Note were guaranteed by the Company and had interest at a rate equal to LIBOR plus 50 basis points. In connection with the Snoline Term Note, the Company entered into a cross currency swap transaction obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter over a seven year period commencing March 27, 2007. This was approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year note at a fixed rate of 4.7% as described in Note M, Financial Derivatives. On May 17, 2010, the Company repaid the $7.1 million outstanding balance on the Snoline Term Note in its entirety.
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement, effective January 23, 2010 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At August 31, 2010 and 2009, there was no outstanding balance on the Amended Revolving Credit Agreement.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, these covenants for each of the Notes were modified, at the lenders request, by adding a tangible net worth requirement to the already existing covenants. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2010, the Company was in compliance with these financial covenants.
Long-term debt consists of the following:

	August 31,
$ in thousands	2010	2009
BSI Term Note	$12,857	$17,143
Snoline Term Note	—	8,482
Revolving Credit Agreement	—	—
Less current portion	(4,286)	(6,171)

Total long-term debt	$8,571	$19,454

Interest expense was $1.6 million, $2.0 million and $3.0 million for the years ended August 31, 2010, 2009 and 2008, respectively.
Principal payments due on the term note are as follows:

Due within:
1 year	$4,286
2 years	4,286
3 years	4,285

$12,857

M. FINANCIAL DERIVATIVES
The Company uses certain financial derivative instruments to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment or remains undesignated. The Company records the fair value of these derivative instruments on the balance sheet. For those instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in earnings. All changes in derivative fair values due to ineffectiveness are recognized currently in income.
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Foreign currency option contract	Other current assets	$16	$—
Foreign currency forward contracts	Other current liabilities	(66)	—
Interest rate swap	Other current liabilities	(437)	(602)
Interest rate swap	Other noncurrent liabilities	(484)	(732)
Cross currency swap	Other current liabilities	—	(425)
Cross currency swap	Other noncurrent liabilities	—	(847)

Total derivatives designated as hedging instruments		$(971)	$(2,606)

In addition, accumulated other comprehensive income included (gains) losses, net of related income tax effects of ($1.0) million and $0.5 million at August 31, 2010 and 2009, respectively, related to derivative contracts designated as hedging instruments.
Cash Flow Hedging Relationships
In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt (see Note L, Credit Arrangements). Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in AOCI, net of related income tax effects.
Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note at 1.3195 and obligating the Company to make quarterly payments of 0.4 million Euros per quarter over the same seven-year period as the Snoline Term Note and to receive payments of $0.5 million per quarter. In addition, the variable interest rate was converted to a fixed rate of 4.7% per annum. This was approximately equivalent to converting the $13.2 million seven-year Snoline Term Note into a 10.0 million Euro seven-year term note at a fixed rate of 4.7%. Under the terms of the cross currency swap, the Company received variable interest rate payments and made fixed interest rate payments on an amount equal to the outstanding balance of the Snoline Term Note, thereby creating the equivalent of fixed-rate debt. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks were reported in AOCI, net of related income tax effects. On May 17, 2010, in conjunction with repaying the Snoline Term Note, the Company exited the cross currency swap transaction with a zero fair value.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. At August 31, 2010, the Company had forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at August 31, 2009.

	Amount of Gain/(Loss) Recognized in OCI
	For the years ended August 31,
$ in thousands	2010	2009	2008
Interest rate swap	$289	$(2)	$(483)
Cross currency swap	922	(143)	(582)
Foreign currency forward contracts	(10)	—	—

Total[1]	$1,201	$(145)	$(1,065)

[1]	Net of tax expense (benefit) of $519, ($54) and ($426) for the years ended August 31, 2010, 2009 and 2008, respectively.

		Amount of Gain (Loss) Reclassified from
	Location of Gain/(Loss)	AOCI into Income
	Reclassified from AOCI	For the years ended August 31,
$ in thousands	into Income	2010	2009	2008
Interest rate swap	Interest Expense	$(850)	$(974)	$(542)
Cross currency swap	Interest Expense	(884)	(346)	(273)
Foreign currency forward contracts	Revenue	(8)	—	(15)
Foreign currency forward contracts	Other income (expense)	—	—	(49)

		$(1,742)	$(1,320)	$(879)

		Gain/(Loss) Recognized in Income on
	Location of Gain/(Loss)	Derivatives (Ineffectiveness)
	Recognized in Income	For the years ended August 31,
$ in thousands	(Ineffectiveness)	2010	2009	2008
Interest rate swap	Other income (expense)	$(52)	$99	$(23)
Cross currency swap	Other income (expense)	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—

		$(52)	$99	$(23)

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
	For the years ended August 31,
	2010	2009	2008
Foreign currency forward contracts[1]	$296	$455	$776

(1)	Net of tax expense of $181, $279 and $473 for the years ended August 31, 2010, 2009 and 2008, respectively.
During fiscal 2010, the Company entered into and settled Euro foreign currency forward contracts resulting in after-tax net gains of $0.3 million which was included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2010, 2009 and 2008. Accumulated currency translation adjustment in AOCI at August 31, 2010, 2009 and 2008 reflected after-tax gains of $1.6 million, $1.2 million and $0.7 million, net of related income tax effects of $0.9 million, $0.8 million and $0.4 million, respectively, related to settled foreign currency forward contracts.
At August 31, 2010, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on November 24, 2010 at a fixed price of $1.2581 USD per Euro. The forward spot rate at August 31, 2010 was $1.2664 USD per Euro. The Company’s foreign currency forward contract qualifies as a hedge of a net investment in foreign operations. Subsequent to August 31, 2010, the Company terminated its one outstanding Euro foreign currency forward contract resulting in an after-tax net loss of $0.5 million which will be recognized in other comprehensive income as part of the currency translation adjustment, net of tax in its first quarter of fiscal 2011.
At August 31, 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships.
Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At August 31, 2010, the Company had one outstanding option contract outstanding that was not designated as a hedging instrument. At August 31, 2009, the Company had no undesignated hedges outstanding.

		Amount Gain/(Loss) Recognized in Income
		on Derivatives
	Location of Gain/(Loss)	For the years ended August 31,
$ in thousands	Recognized in Income	2010	2009	2008

Foreign currency forward contracts	Other income (expense)	$—	$68	$—
Foreign currency option contracts	Operating revenues	(17)	—	—

N. FAIR VALUE MEASUREMENTS
The Financial Accounting Standards Board’s guidance on fair value measurements that establishes a framework for measuring fair value, and expands disclosures about fair value measurements was adopted by the Company for its financial assets and liabilities, effective September 1, 2008. In addition, the Company adopted this guidance for its nonfinancial assets and liabilities effective September 1, 2009. These nonfinancial assets and liabilities requiring nonrecurring fair value measurements include long-lived assets, goodwill and certain other intangible assets. These items are recognized at fair value when they are considered other than temporarily impaired. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the year ended August 31, 2010.
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$83,418	$—	$—	$83,418
Derivative Assets	—	16	—	16
Derivative Liabilities	—	(987)	—	(987)
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$85,929	$—	$—	$85,929
Derivative Assets	—	—	—	—
Derivative Liabilities	—	(2,606)	—	(2,606)
The carrying amount of long-term debt (including current portion) was $12.9 million as of August 31, 2010. The fair value of this debt at August 31, 2010 was estimated at $12.6 million. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
O. COMMITMENTS AND CONTINGENCIES
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the second quarter of fiscal 2010, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued and included in balance sheet liabilities related to the remediation actions were $0.9 million and $1.3 million at August 31, 2010 and 2009, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing may be required or additional actions could be requested or mandated by the EPA at any time, resulting in the recognition of additional related expenses.

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.
The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2010, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2011	$2,111
2012	1,862
2013	1,467
2014	778
2015	652
Thereafter	2,291

$9,161

Lease expense was $2.8 million, $2.8 million and $2.2 million for the years ended August 31, 2010, 2009, and 2008, respectively.
P. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.6 million, $0.6 million, and $0.5 million for the years ended August 31, 2010, 2009, and 2008, respectively.
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
As of August 31, 2010 and 2009, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation. The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$6,964	$6,029
Interest cost	351	347
Actuarial loss	259	982
Benefits paid	(617)	(394)

Benefit obligation at end of year	$6,957	$6,964

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2010	2009
Other current liabilities	$557	$557
Pension benefit liability	6,400	6,407

Net amount recognized	$6,957	$6,964

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2010	2009
Net actuarial loss	$(3,556)	$(3,448)
Transition obligation	—	(27)

Total	$(3,556)	$(3,475)

The assumptions used for the determination of the liability as of years ended:

	August 31,
	2010	2009
Discount rate	5.00%	5.25%
Assumed rates of compensation increases	N/A	N/A
Rate of return on underlying 401(k) investments	N/A	7.50%
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.
The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2010	2009	2008
Service cost	$—	$—	$41
Interest cost	351	347	334
Net amortization and deferral	178	176	162

Total	$529	$523	$537

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2011 will be $164,000.
The assumptions used for the determination of the net periodic benefit cost were:

	For the years ended August 31,
	2010	2009	2008
Discount rate	6.00%	6.00%	6.00%
Assumed rates of compensation	N/A	3.50%	3.50%
The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2011	557
2012	543
2013	539
2014	535
2015	530
2016 - 2020	2,509

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
The following tables provide the changes in the Company’s product warranties:

	For the years ended
	August 31,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,736	$2,011
Liabilities accrued for warranties during the period	3,820	3,607
Warranty claims paid during the period	(3,694)	(3,882)

Product warranty accrual balance, end of period	$1,862	$1,736

R. INDUSTRY SEGMENT INFORMATION
The Company manages its business activities in two reportable segments:
Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation segment consists of nine operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.
Infrastructure: This segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria.
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
The Company has no single major customer representing 10% or more of its total revenues during fiscal 2010, 2009, or 2008.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2010	2009	2008
Operating revenues:
Irrigation	$258,666	$255,507	$374,906
Infrastructure	99,774	80,721	100,181

Total operating revenues	$358,440	$336,228	$475,087

Operating income:
Irrigation	$40,869	$35,504	$66,848
Infrastructure	11,083	(36)	9,624

Segment operating income	$51,952	$35,468	76,472
Unallocated general and administrative expenses	(14,110)	(13,051)	(14,233)
Interest and other income (expense), net	(1,060)	(1,878)	(1,128)

Earnings before income taxes	$36,782	$20,539	$61,111

Total Capital Expenditures:
Irrigation	$3,125	$5,681	$4,362
Infrastructure	2,659	4,819	9,731

	$5,784	$10,500	$14,093

Total Depreciation and Amortization:
Irrigation	$4,597	$4,191	$3,862
Infrastructure	6,113	6,251	5,391

	$10,710	$10,442	$9,253

Total Assets:
Irrigation	$206,885	$186,558	$200,535
Infrastructure	118,596	121,339	125,355

	$325,481	$307,897	$325,890

Summarized financial information concerning the Company’s geographical areas is shown in the following tables:

$ in thousands	2010	2009	2008
Geographic area revenues:
United States	$204,465	$200,625	$309,241
Europe, Africa, Australia & Middle East	73,781	88,324	104,179
Mexico & Latin America	66,710	27,521	42,164
Other International	13,484	19,758	19,503

Total revenues	$358,440	$336,228	$475,087

Geographic area long-lived assets:
United States	$89,935	$88,335	$87,167
Europe, Africa, Australia & Middle East	18,741	22,442	24,315
Mexico & Latin America	2,500	1,154	1,327
Other International	1,580	984	—

Total long-lived assets	$112,756	$112,915	$112,809

S. SHARE BASED COMPENSATION
Share Based Compensation Program
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2010, the Company’s share-based compensation plan was the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the stockholders of the Company, and became effective on January 25, 2010, and replaced the Company’s 2006 Long Term Incentive Plan. At August 31, 2010 the Company had share based awards outstanding under its 2001 and 2006 Long-Term Incentive Plans.
The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares, exclusive of any forfeitures from the 2001 and 2006 Long Term Incentive Plans. At August 31, 2010, 443,710 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2010 Plan. All stock awards will be counted against the 2010 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2010 Plan. The 2010 Plan also limits the total awards that may be made to any individual. Any options granted under the 2010 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period. The performance stock units granted to employees under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved.
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
The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance stock units issued under the 2010 Plan will have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.

Share Based Compensation Information
The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2010, 2009 and 2008:

			Average
			Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(years)	Value (‘000s)
Outstanding at August 31, 2008	506,334	$20.62	4.5	$31,034
Granted	—	—
Exercised	(122,222)	$17.30		$3,270
Forfeitures	(14,013)	$23.74
Outstanding at August 31, 2009	370,099	$21.60	3.9	$7,370
Granted	—	—
Exercised	(78,324)	$15.50		$2,042
Forfeitures	(150)	$24.29
Outstanding at August 31, 2010	291,625	$23.23	3.7	$3,977

Exercisable at August 31, 2008	349,706	$20.72	4.3	$21,400
Exercisable at August 31, 2009	336,084	$21.51	3.8	$6,720
Exercisable at August 31, 2010	284,875	$23.33	3.7	$3,858
There were 27,115, 109,450 and 94,965 outstanding stock options that vested during the fiscal years ended August 31, 2010, 2009 and 2008, respectively. The intrinsic value of options exercised for the fiscal years ended August 31, 2010, 2009 and 2008 was $2.0 million, $3.3 million and $32.6 million, respectively.
Cash received from option exercises for the fiscal years ended August 31, 2010, 2009 and 2008 was $0.5 million, $1.4 million and $6.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $0.2 million and $8.0 million for fiscal 2010, 2009 and 2008, respectively.
The following table summarizes information about restricted stock units as of and for the years ended August 31, 2010, 2009 and 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock units at August 31, 2008	88,546	$39.64
Granted	51,543	39.91
Vested	(50,322)	36.42
Forfeited	(13,040)	41.65

Restricted stock units at August 31, 2009	76,727	$41.52

Granted	45,583	34.17
Vested	(41,376)	39.25
Forfeited	(5,841)	35.38

Restricted stock units at August 31, 2010	75,093	$38.61

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2010, 2009 and 2008, outstanding restricted stock units included 7,546, 6,097 and 7,689 units, respectively, that will be settled in cash. The vesting date fair value of restricted stock units that vested was $1.6 million and $1.8 million for the years ended August 31, 2010 and 2009, respectively.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2010, 2009 and 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Units	Fair Value
Performance stock units at August 31, 2008	35,191	$40.15
Granted	28,637	43.11
Vested	—	—
Forfeited	—	—

Performance stock units at August 31, 2009	63,828	$41.48

Granted	45,608	32.81
Vested	(18,183)	33.49
Forfeited	(3,552)	32.81

Performance stock units at August 31, 2010	87,701	$38.98

In connection with the performance stock units, the performance goals are based upon a three-year average revenue growth and a three-year average return on net assets over the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Performance stock units that vested in fiscal 2010 represented 24,964 actual shares of common stock issued. The vesting date fair value of performance stock units that vested was $0.8 million for the year ended August 31, 2010.
As of August 31, 2010, there was $2.4 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.1 years.
The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2010, 2009 and 2008:

	For the years ended August 31,
$ in thousands	2010	2009	2008
Share-based compensation expense included in cost of operating revenues	$123	$145	$218

Research and development	60	131	225
Sales and marketing	360	437	747
General and administrative	1,663	1,427	2,326

Share-based compensation expense included in operating expenses	2,083	1,995	3,298

Total share-based compensation expense	2,206	2,140	3,516
Tax benefit	(836)	(811)	(1,333)

Share-based compensation expense, net of tax	$1,370	$1,329	$2,183

T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2010
Operating revenues	$85,970	$85,196	$100,073	$87,201
Cost of operating revenues	60,166	63,067	74,818	61,489
Earnings before income taxes	10,928	6,556	9,636	9,662
Net earnings	6,677	5,978	6,248	5,959
Diluted net earnings per share	$0.53	$0.48	$0.49	$0.48
Market price (NYSE)
High	$45.08	$47.45	$43.92	$38.19
Low	$31.20	$35.02	$33.00	$30.80

Year ended August 31, 2009
Operating revenues	$113,121	$65,146	$84,578	$73,383
Cost of operating revenues	84,472	51,870	63,509	55,746
Earnings (loss) before income taxes	9,781	(466)	7,908	3,316
Net earnings	6,322	150	5,269	2,082
Diluted net earnings per share	$0.51	$0.01	$0.42	$0.17
Market price (NYSE)
High	$97.80	$43.22	$41.52	$47.02
Low	$33.02	$24.00	$20.89	$29.71

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010.
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
We have audited Lindsay Corporation’s (the Company) internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2010, and our report dated November 10, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
November 10, 2010
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — Other Information
The graph below compares the cumulative 5-year total return provided shareholders on the Company’s common stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2010. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock and in each of the indexes on August 31, 2005 and its relative performance through August 31, 2010.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lindsay Corporation, the S&P Smallcap 600 Index and the
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index

*	$100 invested on 8/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2010. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement. Information about Executive Officers is shown on pages 12 and 13 of this filing.
Section 16(a) Beneficial Ownership Reporting Compliance - Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the discussion responsive thereto under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Code of Ethics — Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2010.
ITEM 11 — Executive Compensation
The information required by this Item is incorporated by reference to the discussion responsive thereto under the captions “Executive Compensation”, “Compensation Discussion and Analysis”, “Pension Benefits”, “Nonqualified Deferred Compensation”, “Report of the Compensation Committee on Executive Compensation”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the discussion responsive thereto under the caption “Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers” in the Proxy Statement.
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2010 (there were no equity compensation plans not approved by security holders as of August 31, 2010):

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders (1) (2)	446,873	$23.23	443,710

Total	446,873	$23.23	443,710

(1)
Plans approved by shareholders include the Company’s 2001, 2006 and 2010 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2006 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.

(2)
Column (a) includes (i) 87,701 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2010, and (ii) 67,547 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2010. The PSUs are earned and common stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200% of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in common stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Corporate Governance — Related Party Transactions” in the Proxy Statement.
ITEM 14 — Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the discussion responsive thereto under the caption “Ratification of Appointment of Independent Auditor” in the Proxy Statement.
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

a(2) Exhibit
Lindsay Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended August 31, 2010, 2009 and 2008

		Additions
	Balance at	Charges to	Charged to		Balance at
	beginning	costs and	other		end of
(in thousands)	of period	expenses	accounts	Deductions	period
Year ended August 31, 2010:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$36	$—	$—	$32	$4
Allowance for doubtful accounts (b)	1,864	732	4	356	2,244
Allowance for inventory obsolescence (c)	1,643	984	60	642	2,045
Year ended August 31, 2009:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$21	$28	$—	$13	$36
Allowance for doubtful accounts (b)	1,457	554	—	147	1,864
Allowance for inventory obsolescence (c)	1,409	492	—	258	1,643
Year ended August 31, 2008:
Deducted in the balance sheet from the assets to which they apply:
Reserve for guarantee losses (a)	$112	$—	$—	$91	$21
Allowance for doubtful accounts (b)	946	75	510	74	1,457
Allowance for inventory obsolescence (c)	711	618	100	20	1,409

(a)	Represents estimated losses on financing guarantees.

(b)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(c)	Deductions consist of obsolete items sold or scrapped.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1
Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.

10.2
Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

10.3
Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

10.4
Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

10.5	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009.

10.6 **
Lindsay Corporation Management Incentive Plan (MIP), 2010 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2009.

10.7
Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.

10.8
Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.

10.9
First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.

10.10
Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.

10.11
Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.

Exhibit
Number	Description

10.12
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

10.14
Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.

10.15
Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.16
Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.17
Employment Agreement, dated February 19, 2009, by and between the Company and Timothy J. Paymal, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.18
Employment Agreement, dated June 11, 2009, by and between the Company and Thomas D. Spears, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

10.19 *	Employment Agreement, dated August 13, 2010, by and between the Company and Steve Cotariu.

10.20	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.21
Amended and Restated Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on February 28, 2010.

10.22
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

10.25
Term Note, dated December 27, 2006, by Snoline S.pA. (successor in interest to Lindsay Italia, S.r.l.) in favor of Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.26
Credit Agreement, dated December 27, 2006, by and between Snoline S.pA. (successor in interest to Lindsay Italia, S.r.l.) and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

Exhibit
Number		Description

10.27
Restated First Amendment to Credit Agreement, dated January 23, 2010, by and between Snoline S.p.A. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.

10.28
First Bank Guarantee, dated December 27, 2006, by the Company in favor of Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.29
Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.30
Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.31
First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010.

10.32		Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

21	*	Subsidiaries of the Company

23	*	Consent of KPMG LLP

24	*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2010 on behalf of non-management directors.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**
- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2010.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President-International Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 10th day of November, 2010.

/s/ RICHARD W. PAROD Richard W. Parod	Director, President and Chief Executive Officer

/s/ DAVID B. DOWNING David B. Downing	Chief Financial Officer and President-International Operations

/s/ TIMOTHY J. PAYMAL Timothy J. Paymal	Vice President and Chief Accounting Officer

/s/ Michael N. Christodolou (1) Michael N. Christodolou	Chairman of the Board of Directors

/s/ Howard G. Buffett (1) Howard G. Buffett	Director

/s/ W. Thomas JAGODINSKI (1) W. Thomas Jagodinski	Director

/s/ J.David McIntosh (1) J. David McIntosh	Director

/s/ Michael C. Nahl (1) Michael C. Nahl	Director

/s/ Michael D.Walter (1) Michael D. Walter	Director

/s/ William f. welsh ii (1) William F. Welsh II	Director

(1) By:	/s/ Richard W. Parod Richard W. Parod, Attorney-In-Fact