Form 10-Q
period 2010-11-30
LINDSAY CORP
filed 2011-01-06
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13419
Lindsay Corporation
(Exact name of registrant as specified in its charter)

Delaware	47-0554096

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 N. 111th Street, Omaha, Nebraska	68164

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 3, 2011, 12,543,201 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION

ITEM 1	— Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	November 30,
(in thousands, except per share amounts)	2010	2009

Operating revenues	$89,166	$85,970
Cost of operating revenues	64,943	60,166

Gross profit	24,223	25,804

Operating expenses:
Selling expense	7,018	5,523
General and administrative expense	8,031	7,336
Engineering and research expense	2,564	1,784

Total operating expenses	17,613	14,643

Operating income	6,610	11,161

Other income (expense):
Interest expense	(186)	(461)
Interest income	42	83
Other income (expense), net	111	145

Earnings before income taxes	6,577	10,928

Income tax provision	2,291	4,251

Net earnings	$4,286	$6,677

Basic net earnings per share	$0.34	$0.54

Diluted net earnings per share	$0.34	$0.53

Weighted average shares outstanding	12,502	12,380
Diluted effect of stock equivalents	142	161

Weighted average shares outstanding assuming dilution	12,644	12,541

Cash dividends per share	$0.085	$0.080

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	November 30,	November 30,	August 31,
($ in thousands, except par values)	2010	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$80,535	$91,750	$83,418
Receivables, net of allowance of $2,187, $2,097 and $2,244, respectively	60,000	51,552	63,629
Inventories, net	53,147	44,327	45,296
Deferred income taxes	5,740	6,877	6,722
Other current assets	8,540	6,660	8,946

Total current assets	207,962	201,166	208,011

Property, plant and equipment, net	56,794	59,949	57,646
Other intangible assets, net	28,078	29,045	27,715
Goodwill, net	28,123	24,530	27,395
Other noncurrent assets	4,809	5,646	4,714

Total assets	$325,766	$320,336	$325,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,316	$26,291	$26,501
Current portion of long-term debt	4,286	6,171	4,286
Other current liabilities	25,922	31,958	36,295

Total current liabilities	63,524	64,420	67,082

Pension benefits liabilities	6,344	6,407	6,400
Long-term debt	7,500	17,912	8,571
Deferred income taxes	11,461	10,510	10,816
Other noncurrent liabilities	1,994	4,598	3,005

Total liabilities	90,823	103,847	95,874

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,241,649, 18,173,896 and 18,184,820 shares issued at November 30, 2010 and 2009 and August 31, 2010, respectively)	18,242	18,174	18,185
Capital in excess of stated value	31,942	29,240	30,756
Retained earnings	273,494	255,273	270,272
Less treasury stock (at cost, 5,698,448, 5,763,448 and 5,698,448 shares at November 30, 2010 and 2009 and August 31, 2010, respectively)	(90,961)	(91,998)	(90,961)
Accumulated other comprehensive income, net	2,226	5,800	1,355

Total shareholders’ equity	234,943	216,489	229,607

Total liabilities and shareholders’ equity	$325,766	$320,336	$325,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,286	$6,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,926	2,681
Provision for uncollectible accounts receivable	21	149
Deferred income taxes	(78)	(447)
Stock-based compensation expense	933	613
Gain on disposal of fixed assets	(33)	(92)
Other, net	(81)	(1)
Changes in assets and liabilities:
Receivables	4,429	(7,813)
Inventories	(7,134)	2,222
Other current assets	483	(437)
Accounts payable	6,550	5,916
Other current liabilities	(8,350)	(3,452)
Current taxes payable	(812)	4,276
Other noncurrent assets and liabilities	(967)	(769)

Net cash provided by operating activities	2,173	9,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,484)	(1,436)
Proceeds from sale of property, plant and equipment	43	92
Acquisition of business, net of cash acquired	(1,279)	(132)
Payment for settlement of net investment hedge	(734)	—

Net cash used in investing activities	(3,454)	(1,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under stock compensation plans	(187)	(507)
Principal payments on long-term debt	(1,071)	(1,543)
Excess tax benefits from stock-based compensation	609	310
Dividends paid	(1,064)	(992)

Net cash used in financing activities	(1,713)	(2,732)

Effect of exchange rate changes on cash	111	506

Net (decrease) increase in cash and cash equivalents	(2,883)	5,821
Cash and cash equivalents, beginning of period	83,418	85,929

Cash and cash equivalents, end of period	$80,535	$91,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures normally required by U.S. generally accepted accounting principles for financial statements contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2010.
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
On November 3, 2010, the Company completed the acquisition of certain assets of WMC Technology Limited based in Feilding, New Zealand. The assets acquired primarily relate to technology that will enhance the Company’s irrigation product offerings. Total consideration paid was $1.3 million which was financed with cash on hand. The total purchase price has been preliminarily allocated to the tangible and intangible assets acquired based on fair value assessments. The resulting goodwill and intangible assets have been accounted for under FASB ASC 805, Business Combinations. The fair value assigned to the assets acquired is subject to revision as the Company completes its analysis of fair value. Management expects to complete its fair value analysis in the second quarter of its 2011 fiscal year.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At November 30, 2010, the threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008, November 12, 2009 and November 1, 2010 had not been satisfied, resulting in the exclusion of 98,625 performance stock units from the calculation of diluted net earnings per share.
Employee stock options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period include the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which threshold performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized on share based awards, and the amount of excess tax benefits that would be recorded in additional paid-in capital when shares are issued and assumed to be used to repurchase shares.
There were 8,249 and 571 restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended November 30, 2010 and 2009, respectively, since their inclusion would have been anti-dilutive.

(3) Comprehensive Income
The accumulated other comprehensive income, net, shown in the Company’s consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, changes in the transition obligation and net actuarial losses from the defined benefit pension plan, and the accumulated foreign currency translation adjustment, net of hedging activities. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	Three months ended
	November 30,
$ in thousands	2010	2009
Comprehensive income:
Net earnings	$4,286	$6,677
Other comprehensive income(1):
Defined benefit pension plan, net of tax	25	28
Unrealized gain (loss) on cash flow hedges, net of tax	102	(167)
Foreign currency translation, net of hedging activities	744	2,944

Total comprehensive income (loss)	$5,157	$9,482

(1)	Net of tax benefit $77 and $33 for the three months ended November 30, 2010 and 2009, respectively.
(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
The Company recorded income tax expense of $2.3 million and $4.3 million for the three months ended November 30, 2010 and 2009, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.8% and 35.1% for the periods ended November 30, 2010 and 2009, respectively.
For the three months ended November 30, 2010, the Company recorded no discrete items. For the three months ended November 30, 2009, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the quarter relating to a tax ruling impacting the Company’s French subsidiary.
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

	November 30,	November 30,	August 31,
$ in thousands	2010	2009	2010
Inventory:
FIFO inventory	$24,356	$32,828	$19,218
LIFO reserves	(6,305)	(6,283)	(6,263)

LIFO inventory	18,051	26,545	12,955

Weighted average inventory	19,098	17,251	15,854
Other FIFO inventory	18,184	2,611	18,532
Obsolescence reserve	(2,186)	(2,080)	(2,045)

Total inventories	$53,147	$44,327	$45,296

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	November 30,	November 30,	August 31,
	2010	2009	2010
Raw materials	13%	11%	12%
Work in process	7%	8%	8%
Finished goods and purchased parts	80%	81%	80%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	November 30,	November 30,	August 31,
$ in thousands	2010	2009	2010
Operating property, plant and equipment:
Land	$2,777	$2,297	$2,757
Buildings	28,521	29,198	28,294
Equipment	67,226	63,222	66,754
Other	4,619	5,666	3,830

Total operating property, plant and equipment	103,143	100,383	101,635
Accumulated depreciation	(60,249)	(56,667)	(58,429)

Total operating property, plant and equipment, net	$42,894	$43,716	$43,206

Property held for lease:
Machines	3,852	4,280	4,360
Barriers	16,633	16,756	16,215

Total property held for lease	$20,485	$21,036	$20,575
Accumulated depreciation	(6,585)	(4,803)	(6,135)

Total property held for lease, net	$13,900	$16,233	$14,440

Property, plant and equipment, net	$56,794	$59,949	$57,646

Depreciation expense was $2.2 million and $2.0 million for the three months ended November 30, 2010 and 2009, respectively.
(7) Credit Arrangements
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately USD $3.0 million as of November 30, 2010, for working capital purposes (the “Euro Line of Credit”). There were no borrowings outstanding on the Euro Line of Credit as of November 30, 2010 and 2009 and August 31, 2010. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (2.08% at November 30, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
BSI Term Note
The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05% through an interest rate swap as described in Note 8, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

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
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the First Amendment to the Revolving Credit Agreement, effective January 23, 2010 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2010 to January 23, 2012. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At November 30, 2010 and 2009 and August 31, 2010, there was no outstanding balance on the Amended Revolving Credit Agreement.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, and a current ratio (all as defined in the Notes) at specified levels. In connection with entering into the Amended Revolving Credit Agreement during the second quarter of fiscal 2010, these covenants for each of the Notes were modified, at the lender’s request, by adding a tangible net worth requirement to the already existing covenants. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At November 30, 2010, the Company was in compliance with these financial covenants.
Outstanding long-term debt consists of the following:

	November 30,	November 30,	August 31,
$ in thousands	2010	2009	2010
BSI Term Note	$11,786	$16,072	$12,857
Snoline Term Note	$—	8,011	—
Less current portion	$(4,286)	(6,171)	(4,286)

Total long-term debt	$7,500	$17,912	$8,571

Interest expense was $0.2 million and $0.5 million for the three months ended November 30, 2010 and 2009, respectively.
Principal payments due on long-term debt are as follows:
Due within:

1 year	$4,286
2 years	4,286
3 years	3,214

$11,786

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
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		November 30,	November 30,	August 31,
$ in thousands	Balance Sheet Location	2010	2009	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$(27)	$—	$(66)
Interest rate swap	Other current liabilities	(384)	(568)	(437)
Interest rate swap	Other noncurrent liabilities	(392)	(721)	(484)
Cross currency swap	Other current liabilities	—	(519)	—
Cross currency swap	Other noncurrent liabilities	—	(1,071)	—

Total derivatives designated as hedging instruments		$(803)	$(2,879)	$(987)

Derivatives not designated as hedging instruments:
Foreign currency option contract	Other current assets	$7	$—	$16

Total derivatives not designated as hedging instruments		$7	$—	$16

In addition, accumulated other comprehensive income included (gains) losses, net of related income tax effects of ($0.6) million, $0.7 million and $(1.0) million at November 30, 2010 and 2009, and August 31, 2010, respectively, related to derivative contracts designated as hedging instruments.
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

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had forward exchange contracts and option contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities at November 30, 2010 and August 31, 2010. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at November 30, 2009.

	Amount of Gain/(Loss)
	Recognized in OCI on
	Derivatives
	Three months ended
	November 30,
$ in thousands	2010	2009
Interest rate swap	$84	$64
Cross currency swap	—	(231)
Foreign currency forward contracts	18	—

Total[1]	$102	$(167)

(1)	Net of tax (benefit) expense of $61 and ($50) for the three months ended November 30, 2010 and 2009, respectively.

	Location of Loss	Amount of (Loss)
	Reclassified from	Reclassified from AOCI
$ in thousands	AOCI into Income	into Income
		Three months ended
		November 30,
		2010	2009
Interest rate swap	Interest Expense	$(160)	$(236)
Cross currency swap	Interest Expense	—	(142)
Foreign currency forward contracts	Revenue	(39)	—

		$(199)	$(378)

	Gain/(Loss)	Gain/(Loss) Recognized in
	Recognized in Income	Income on Derivatives
$ in thousands	(Ineffectiveness)	(Ineffectiveness)
		Three months ended
		November 30,
		2010	2009
Interest rate swap	Other income (expense)	$11	$(57)
Cross currency swap	Other income (expense)	—	—
Foreign currency forward contracts	Other income (expense)	—	—

		$11	$(57)

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

	Amount of Gain/(Loss)
	Recognized in OCI related
	to Derivatives
	Three months ended
	November 30,
	2010	2009
Foreign currency forward contracts[1]	$(430)	$—

(1)	Net of tax benefit of $263 at November 30, 2010
At November 30, 2010 and 2009, the Company had no outstanding Euro foreign currency forward contracts with net investment hedging relationships. At August 31, 2010, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on November 24, 2010 at a fixed price of $1.2581 USD per Euro. During the first quarter of fiscal 2011, the Company settled a Euro foreign currency forward contract resulting in after-tax net losses of $0.4 million which was included in OCI as part of a currency translation adjustment. There were no amounts recognized in OCI for the three months ended November 30, 2009. For the three months ended November 30, 2010 and 2009, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. Accumulated currency translation adjustment in AOCI at November 30, 2010 and 2009 and August 31, 2010 reflected after-tax realized gains of $1.1 million, $1.2 million and $1.6 million, net of related income tax effects of $0.7 million, $0.8 million and $0.9 million, respectively, related to settled foreign currency forward contracts.
Subsequent to November 30, 2010, the Company entered into a Euro foreign currency forward contract to sell 5.0 million Euro on March 28, 2011 at a fixed price of $1.3091 USD per Euro. This contract has been designated as a net investment hedge.
Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At November 30, 2010, the Company had one option contract outstanding that was not designated as a hedging instrument. At November 30, 2009, the Company had no undesignated hedges outstanding.

	Location of	Amount Gain/(Loss)
	Gain/(Loss)	Recognized in Income on
$ in thousands	Recognized in Income	Derivatives
		Three months ended
		November 30,
		2010	2009
Foreign currency forward contracts	Operating revenues	$(9)	$—

(9) Fair Value Measurements
The Company follows the Financial Accounting Standards Board’s guidance on fair value measurements which establishes the fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are described below.
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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$80,535	$—	$—	$80,535
Derivative Assets	—	7	—	7
Derivative Liabilities	—	(803)	—	(803)
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2009:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,750	$—	$—	$91,750
Derivative Assets	—	—	—	—
Derivative Liabilities	—	(2,879)	—	(2,879)
The carrying amount of long-term debt (including current portion) was $11.8 million as of November 30, 2010. The fair value of this debt at November 30, 2010 was estimated at $11.5 million. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2010 or 2009.
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2011, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.3 million, $1.1 million and $0.9 million at November 30, 2010 and 2009 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation may be required in the future as part of the ongoing development and implementation of the EPA work plan, which could result in the recognition of additional related expenses.

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

	Three months ended
	November 30,
$ in thousands	2010	2009
Net periodic benefit cost:
Interest cost	84	88
Net amortization and deferral	41	45

Total net periodic benefit cost	$125	$133

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

	Three months ended
	November 30,
$ in thousands	2010	2009
Warranties:
Product warranty accrual balance, beginning of period	$1,862	$1,736
Liabilities accrued for warranties during the period	842	747
Warranty claims paid during the period	(908)	(1,006)

Product warranty accrual balance, end of period	$1,796	$1,477

(13) Industry Segment Information
The Company manages its business activities in two reportable segments:
Irrigation: This segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation segment consists of seven operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.
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
The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A to the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended August 31, 2010. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. Certain segment reporting prescribed by current accounting standards is not shown as this information cannot be reasonably disaggregated by segment and is not utilized by the Company’s management.

The Company had no single customer representing 10% or more of its total revenues during the three months ended November 30, 2010. For the three months ended November 30, 2009, more than 10% of the total revenues generated by the Company were realized from the Mexico City barrier project.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended
	November 30,
$ in thousands	2010	2009
Operating revenues:
Irrigation	$60,009	$53,266
Infrastructure	29,157	32,704

Total operating revenues	$89,166	$85,970

Operating income:
Irrigation	$5,901	$6,744
Infrastructure	4,025	7,685

Segment operating income	9,926	14,429
Unallocated general and administrative expenses	(3,316)	(3,268)
Interest and other income, net	(33)	(233)

Earnings before income taxes	$6,577	$10,928

Total Capital Expenditures:
Irrigation	$856	$521
Infrastructure	628	915

	$1,484	$1,436

Total Depreciation and Amortization:
Irrigation	$1,352	$1,109
Infrastructure	1,574	1,572

	$2,926	$2,681

	November 30,	November 30,	August 31,
	2010	2009	2010
Total Assets:
Irrigation	$214,148	$203,489	$206,885
Infrastructure	111,618	116,847	118,596

	$325,766	$320,336	$325,481

(14) Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.9 million and $0.6 million for the three months ended November 30, 2010 and 2009, respectively.
During the first quarter of fiscal 2011, the Company granted 25,022 restricted stock units and 27,932 performance stock units at a grant date price of $56.46. The restricted stock units vest over a three-year period at approximately 33% per year. The performance stock units vest contingent upon meeting various performance goals. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. The awards actually earned may range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.

ITEM 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Concerning Forward-Looking Statements
This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect”, “anticipate”, “estimate”, “believe”, “intend”, “will”, and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2011 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2010. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Accounting Policies
In preparing the Company’s condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.
The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2010. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2010.
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
Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in La Chapelle, France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Mogi Mirim, Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in Paarl, South Africa, manufactures and markets irrigation equipment for the sub-Saharan Africa market. Lindsay (Tianjin) Industry Co., Ltd., located in Tianjin, China, manufactures and markets irrigation equipment for the Chinese market.

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
Barrier Systems, Inc. (“BSI”), located in Vacaville, California, manufactures moveable barrier products, specialty barriers and crash cushions.
Snoline S.P.A. (“Snoline”), located in Milan, Italy, is engaged in the design, manufacture and sale of road marking and safety equipment for use on roadways.
Results of Operations
For the Three Months ended November 30, 2010 compared to the Three Months ended November 30, 2009
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2010 and 2009. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,		Increase
$ in thousands	2010	2009	(Decrease)
Consolidated
Operating revenues	$89,166	$85,970	3.7%
Cost of operating revenues	$64,943	$60,166	7.9%
Gross profit	$24,223	$25,804	(6.1)%
Gross margin	27.2%	30.0%
Operating expenses (1)	$17,613	$14,643	20.3%
Operating income	$6,610	$11,161	(40.8)%
Operating margin	7.4%	13.0%
Interest expense	$(186)	$(461)	(59.7)%
Interest income	$42	$83	(49.4)%
Other income (expense), net	$111	$145	(23.4)%
Income tax provision	$2,291	$4,251	(46.1)%
Effective income tax rate	34.8%	38.9%
Net earnings	$4,286	$6,677	(35.8)%
Irrigation Equipment Segment
Segment operating revenues	$60,009	$53,266	12.7%
Segment operating income (2)	$5,901	$6,744	(12.5)%
Segment operating margin (2)	9.8%	12.7%
Infrastructure Products Segment
Segment operating revenues	$29,157	$32,704	(10.8)%
Segment operating income (2)	$4,025	$7,685	(47.6)%
Segment operating margin (2)	13.8%	23.5%

(1)	Includes $3.3 million of unallocated general and administrative expenses for the each of the three months ended November 30, 2010 and 2009, respectively.

(2)	Excludes unallocated general and administrative expenses.

Revenues
Operating revenues for the three months ended November 30, 2010 increased by $3.2 million or 4% compared to the same prior year period. This increase is attributable to a 13% increase in irrigation equipment revenues partially offset by an 11% decrease in infrastructure product revenues.
U.S. irrigation equipment revenues for the three months ended November 30, 2010 of $36.6 million increased $4.3 million or 14% compared to the same prior year period. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior year’s first fiscal quarter. Agricultural commodity prices remained strong with corn increasing 60%, soybeans increasing 25% and wheat up over 35% compared to the same time last year. The November update to the USDA projections for 2010 Net Farm Income indicates a 31% increase over 2009 and projects it to be the third highest on record. That, coupled with the rise in commodity prices has created positive economic conditions for U.S. farmers, enhancing their investment perspective. International irrigation equipment revenues for the three months ended November 30, 2010 of $23.4 million increased $2.4 million or 11% compared to the same prior year period. The increase in revenue was primarily due to higher export volume to the Latin America, Australia and New Zealand markets along with increased revenue from the Company’s irrigation business units in China and Brazil.
Infrastructure products segment revenues for the three months ended November 30, 2010 of $29.2 million decreased $3.5 million or 11% from the same prior year period. The prior year first fiscal quarter included approximately $16.0 million of the $20.0 million Mexico City barrier project, which was completed in the second fiscal quarter of that year. During the first fiscal quarter of 2011, the Company completed, shipped and recognized in revenue approximately one-half of a QuickChange Moveable Barrier® (“QMB®”) project on the east coast of the U.S., worth approximately $15.0 million in total. The Company expects to ship the remainder of the project in the second fiscal quarter.
Gross Margin
Gross profit was $24.2 million for the three months ended November 30, 2010 a decrease of $1.6 million compared to the three months ended November 30, 2009. Gross margin was 27.2% for the three months ended November 30, 2010 compared to 30.0% for the same prior year period. The decrease in gross margin was primarily due to decreased revenues of higher margin QMB® product. Irrigation gross margins were essentially flat as compared to the same prior year period.
Operating Expenses
The Company’s operating expenses of $17.6 million for the three months ended November 30, 2010 were $3.0 million higher compared the same prior year period. The increase in operating expenses included $0.7 million of incremental expenses for additional environmental monitoring and remediation as part of ongoing development and implementation of the EPA work plan at our Lindsay, Nebraska facility. In addition, higher product development expenses, higher personnel related costs, sales commissions for QMB® projects and incremental expenses from Digitec Inc. which was acquired in August 2010, also contributed to this increase. The aggregate impact of these items resulted in additional expense of $1.8 million. The increased operating expenses in the quarter primarily reflect growth initiatives for both business segments.
Interest, Other Income (Expense), net
Interest expense for the three months ended November 30, 2010 decreased by $0.3 million compared to the same prior year period. The decrease in interest expense is primarily due to principal reductions on the Company’s outstanding term notes.
Interest income and other income (expense), net for the three months ended November 30, 2010 were essentially flat compared to the same prior year period.
Income Taxes
The Company recorded income tax expense of $2.3 million and $4.3 million for the three months ended November 30, 2010 and 2009, respectively. The effective tax rate used to calculate income tax expense before discrete items was 34.8% and 35.1% for the three months ended November 30, 2010 and 2009, respectively. For the three months ended November 30, 2010, the Company recorded no discrete items. For the three months ended November 30, 2009, the Company recorded a discrete item of $0.4 million additional expense relating to a tax ruling impacting the Company’s French subsidiary.
Net Earnings
Net earnings were $4.3 million or $0.34 per diluted share for the three months ended November 30, 2010 compared with $6.7 million or $0.53 per diluted share for the same prior year period.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating costs and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below. The Company believes that these resources are sufficient to meet its reasonably foreseeable cash requirements.

The Company’s cash and cash equivalents totaled $80.5 million at November 30, 2010 compared with $91.8 million at November 30, 2009 and $83.4 million at August 31, 2010.
The Company currently maintains a bank line of credit with Wells Fargo Bank, N.A. and another with Societe Generale to provide additional working capital or to fund acquisitions, if needed. The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement, as amended, with Wells Fargo Bank, N.A. (the “Amended Revolving Credit Agreement”) which has a termination date of January 23, 2012. As of November 30, 2010 and 2009 and August 31, 2010, there were no outstanding balances on the Amended Revolving Credit Agreement.
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
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.0 million as of November 30, 2010, for working capital purposes (the “Euro Line of Credit”). At November 30, 2010 and 2009 and August 31, 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 150 basis points (all inclusive, 2.1% at November 30, 2010). Unpaid principal and interest is due by January 31, 2011, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At November 30, 2010, the Company was in compliance with all loan covenants.
Cash flows provided by operations totaled $2.2 million during the three months ended November 30, 2010 compared to $9.5 million provided by operations during the same prior year period. Cash provided by operations decreased $7.4 million primarily due to an increase in cash used for working capital items and a decrease in net earnings.
Cash flows used in investing activities totaled $3.5 million during the three months ended November 30, 2010 compared to cash flows used in investing activities of $1.5 million during the same prior year period. The increase in the cash used was primarily due to the acquisition the assets of WMC Technology Limited in November 2010 and the settlement of a net investment hedge.
Cash flows used in financing activities totaled $1.7 million during the three months ended November 30, 2010 compared to cash flows used in financing activities of $2.7 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a decrease of $0.5 million of principal payments on long-term debt and a decrease of $0.3 million upon issuance of common stock under stock compensation plans.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
Market Conditions and Fiscal 2011 Outlook
Agricultural commodity prices have increased compared to the same time last year, with corn increasing 60%, soybeans increasing 25% and wheat up over 35%. The November 2010 update for USDA projections for 2010 Net Farm Income indicates a 31% increase compared to 2009 estimates, which puts the projected 2010 Net Farm Income as the third highest on record. That, coupled with the rise in commodity prices has created positive economic conditions for U.S. farmers, enhancing their investment perspective. Management is optimistic that the improved farmer sentiment along with the currently strong order flow will result in improved year over year irrigation equipment revenues.
In the infrastructure segment the Company continues to experience strong interest in its QMB® systems which provide a cost effective method for safely managing traffic congestion. For planning purposes, the Company maintains a list of potential projects in the moveable barrier product line for traffic mitigation that reflects solid interest. However, the outlook for infrastructure spending remains uncertain with a multi-year highway bill not expected until sometime in 2011 and global governmental budget constraints.

As of November 30, 2010, the Company had an order backlog of $59.7 million compared with $36.1 million at November 30, 2009 and $38.4 million at August 31, 2010. While the first fiscal quarter is typically not indicative of the irrigation equipment demand for the forthcoming selling season, the November 30, 2010 backlog represents a record first quarter backlog, in total and for irrigation. The infrastructure backlog is also higher compared to the same time last year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time usually represents only a portion of the revenue it expects to realize during the following three month period.
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
The Company has its primary manufacturing operations in the United States, France, Brazil, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At November 30, 2010, the Company had outstanding forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. During the three months ended November 30, 2010, the Company terminated its one outstanding Euro foreign currency forward contract resulting in an after-tax net loss of $0.5 million which was recognized in other comprehensive income as part of the currency translation adjustment, net of tax. The Company’s foreign currency forward contract qualified as a hedge of net investments in foreign operations.
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
As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2010.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the first quarter of fiscal 2011, the Company accrued incremental costs of $0.7 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.3 million, $1.1 million and $0.9 million at November 30, 2010 and 2009 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation may be required in the future as part of the ongoing development and implementation of the EPA work plan, which could result in the recognition of additional related expenses.

ITEM 1A	— Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2010.

ITEM 2	— Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended November 30, 2010; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6	— Exhibits

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2		Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1		Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	*	Lindsay Corporation Management Incentive Plan (“MIP”), 2011 Plan Year. **

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**
- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January 2011.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President — International Operations