Form 10-Q
period 2011-02-28
LINDSAY CORP
filed 2011-04-07
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 1, 2011, 12,558,701 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
(in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues	$120,168	$85,196	$209,334	$171,166
Cost of operating revenues	86,159	63,067	151,102	123,233

Gross profit	34,009	22,129	58,232	47,933

Operating expenses:
Selling expense	6,911	5,251	13,929	10,774
General and administrative expense	7,265	8,279	15,296	15,615
Engineering and research expense	2,772	1,685	5,336	3,469

Total operating expenses	16,948	15,215	34,561	29,858

Operating income	17,061	6,914	23,671	18,075

Other income (expense):
Interest expense	(213)	(356)	(399)	(817)
Interest income	37	83	79	166
Other income (expense), net	116	(85)	227	60

Earnings before income taxes	17,001	6,556	23,578	17,484

Income tax provision	5,676	578	7,967	4,829

Net earnings	$11,325	$5,978	$15,611	$12,655

Basic net earnings per share	$0.90	$0.48	$1.24	$1.02

Diluted net earnings per share	$0.89	$0.48	$1.23	$1.01

Weighted average shares outstanding	12,548	12,452	12,525	12,415
Diluted effect of stock equivalents	137	127	139	145

Weighted average shares outstanding assuming dilution	12,685	12,579	12,664	12,560

Cash dividends per share	$0.085	$0.080	$0.170	$0.160

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	February 28,	February 28,	August 31,
($ in thousands, except par values)	2011	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$78,448	$91,635	$83,418
Receivables, net of allowance of $2,331, $2,100 and $2,244, respectively	75,096	53,297	63,629
Inventories, net	54,876	47,197	45,296
Deferred income taxes	5,457	6,645	6,722
Other current assets	10,035	7,629	8,946

Total current assets	223,912	206,403	208,011

Property, plant and equipment, net	58,141	57,414	57,646
Other intangible assets, net	27,807	27,842	27,715
Goodwill, net	28,528	23,867	27,395
Other noncurrent assets	4,869	5,640	4,714

Total assets	$343,257	$321,166	$325,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,261	$30,514	$26,501
Current portion of long-term debt	4,286	6,171	4,286
Other current liabilities	27,049	29,631	36,295

Total current liabilities	69,596	66,316	67,082

Pension benefits liabilities	6,289	6,407	6,400
Long-term debt	6,428	16,369	8,571
Deferred income taxes	10,746	8,916	10,816
Other noncurrent liabilities	1,798	3,101	3,005

Total liabilities	94,857	101,109	95,874

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,257,149, 18,184,620 and 18,184,820 shares issued at February 28, 2011 and 2010 and August 31, 2010, respectively)	18,257	18,185	18,185
Capital in excess of stated value	32,954	29,972	30,756
Retained earnings	283,751	260,126	270,272
Less treasury stock (at cost, 5,698,448 shares at February 28, 2011 and 2010 and August 31, 2010, respectively)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive income, net	4,399	2,735	1,355

Total shareholders’ equity	248,400	220,057	229,607

Total liabilities and shareholders’ equity	$343,257	$321,166	$325,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,611	$12,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,880	5,350
Provision for uncollectible accounts receivable	188	267
Deferred income taxes	(575)	(1,768)
Stock-based compensation expense	1,586	1,182
Gain on disposal of fixed assets	(37)	(520)
Other, net	(336)	(85)
Changes in assets and liabilities:
Receivables	(10,137)	(11,025)
Inventories	(8,003)	(1,940)
Other current assets	(762)	(1,755)
Accounts payable	11,245	10,747
Other current liabilities	(7,877)	(3,645)
Current taxes payable	(1,525)	2,554
Other noncurrent assets and liabilities	(1,343)	(954)

Net cash provided by operating activities	3,915	11,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,402)	(1,985)
Proceeds from sale of property, plant and equipment	53	547
Acquisition of business, net of cash acquired	(1,279)	(132)
Payment for settlement of net investment hedge	(734)	565

Net cash used in investing activities	(6,362)	(1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under stock compensation plans	(34)	544
Principal payments on long-term debt	(2,143)	(3,086)
Net borrowing on revolving line of credit	389	—
Excess tax benefits from stock-based compensation	877	368
Dividends paid	(2,133)	(1,990)

Net cash used in financing activities	(3,044)	(4,164)

Effect of exchange rate changes on cash	521	(188)

Net (decrease) increase in cash and cash equivalents	(4,970)	5,706
Cash and cash equivalents, beginning of period	83,418	85,929

Cash and cash equivalents, end of period	$78,448	$91,635

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
On November 3, 2010, the Company completed the acquisition of certain assets of WMC Technology Limited based in Feilding, New Zealand. The assets acquired primarily relate to technology that will enhance the Company’s irrigation product offerings. Total consideration paid was $1.3 million which was financed with cash on hand. The total purchase price has been allocated to the tangible and intangible assets acquired based on fair value assessments. The resulting goodwill and intangible assets have been accounted for under FASB ASC 805, Business Combinations. The fair value assigned to the assets was finalized in the second quarter of the Company’s 2011 fiscal year.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At February 28, 2011, the threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008, November 12, 2009 and November 1, 2010 had not been satisfied, resulting in the exclusion of 98,625 performance stock units from the calculation of diluted net earnings per share.
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
There were no restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended February 28, 2011. There were 4,125 restricted stock units excluded from the calculation of diluted net earnings per share for the six months ended February 28, 2011, since their inclusion would have been anti-dilutive. There were 1,333 and 952 restricted stock units excluded from the calculation of diluted net earnings per share for the three and six months ended February 28, 2010, since their inclusion would have been anti-dilutive.

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

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2011	2010	2011	2010
Comprehensive income:
Net earnings	$11,325	$5,978	$15,611	$12,655

Other comprehensive income(1):
Defined benefit pension plan, net of tax	25	28	50	56
Unrealized gain on cash flow hedges, net of tax	79	723	181	556
Foreign currency translation, net of hedging activities	2,069	(3,816)	2,813	(872)

Total comprehensive income	$13,498	$2,913	$18,655	$12,395

(1)
Net of tax expense of $256 and $179 for the three months and six months ended February 28, 2011, respectively. Net of tax expense of $527 and $493 for the three months and six months ended February 28, 2010, respectively.

(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
The Company recorded income tax expense of $5.7 million and $8.0 million for the three and six months ended February 28, 2011, respectively. The Company recorded income tax expense of $0.6 million and $4.8 million for the three and six months ended February 28, 2010, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.0% and 35.5% for the periods ended February 28, 2011 and 2010, respectively. The decrease in the effective tax rate from February 2010 to February 2011 primarily relates to an increase in the manufacturing deduction under the American Jobs Creation Act of 2004.
For the three and six months ended February 28, 2011, the Company recorded a discrete benefit of $0.1 million related to uncertain tax positions. For the three months ended February 28, 2010, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to Nebraska Advantage Act Credits. The second item related to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of certain of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million. For the six months ended February 28, 2010, the Company recorded the two discrete items discussed above as well as a discrete item resulting in $0.4 million of additional tax expense in the first quarter of fiscal 2010 relating to a tax ruling impacting the Company’s French subsidiary.

(5) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (“FIFO”) method for inventory at the Company’s Omaha, Nebraska location, its wholly-owned subsidiaries, Barrier Systems, Inc. (“BSI”) and Watertronics, LLC, China and other non-U.S. warehouse locations. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	February 28,	February 28,	August 31,
$ in thousands	2011	2010	2010
Inventory:
FIFO inventory	$25,626	$20,298	$19,218
LIFO reserves	(6,305)	(6,927)	(6,263)

LIFO inventory	19,321	13,371	12,955

Weighted average inventory	21,977	18,867	15,854
Other FIFO inventory	15,806	17,200	18,532
Obsolescence reserve	(2,228)	(2,241)	(2,045)

Total inventories	$54,876	$47,197	$45,296

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	February 28,	February 28,	August 31,
	2011	2010	2010
Raw materials	14%	13%	12%
Work in process	10%	7%	8%
Finished goods and purchased parts	76%	80%	80%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	February 28,	February 28,	August 31,
$ in thousands	2011	2010	2010
Operating property, plant and equipment:
Land	$2,830	$2,244	$2,757
Buildings	28,962	28,983	28,294
Equipment	68,305	62,299	66,754
Other	6,573	4,524	3,830

Total operating property, plant and equipment	106,670	98,050	101,635
Accumulated depreciation	(62,363)	(56,077)	(58,429)

Total operating property, plant and equipment, net	$44,307	$41,973	$43,206

Property held for lease:
Machines	3,890	4,216	4,360
Barriers	17,123	16,436	16,215

Total property held for lease	$21,013	$20,652	$20,575
Accumulated depreciation	(7,179)	(5,211)	(6,135)

Total property held for lease, net	$13,834	$15,441	$14,440

Property, plant and equipment, net	$58,141	$57,414	$57,646

Depreciation expense was $2.3 million and $2.0 million for the three months ended February 28, 2011 and 2010, and $4.5 million and $4.1 million for the six months ended February 28, 2011 and 2010, respectively.

(7) Credit Arrangements
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.2 million as of February 28, 2011, for working capital purposes (the “Euro Line of Credit”). At February 28, 2011, there was $0.4 million outstanding on the Euro Line of Credit. At February 28, 2010 and August 31, 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (all inclusive, 2.19% at February 28, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit.
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
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the Second Amendment to the Revolving Credit Agreement, effective January 23, 2011 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2012 to January 23, 2014. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At February 28, 2011 and 2010 and August 31, 2010, there was no outstanding balance on the Amended Revolving Credit Agreement.
Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At February 28, 2011 and 2010, the Company was in compliance with these financial covenants.

Outstanding long-term debt consists of the following:

	February 28,	February 28,	August 31,
$ in thousands	2011	2010	2010
BSI Term Note	$10,714	$15,000	$12,857
Snoline Term Note	—	7,540	—
Less current portion	(4,286)	(6,171)	(4,286)

Total long-term debt	$6,428	$16,369	$8,571

Interest expense was $0.2 million and $0.4 million for the three months ended February 28, 2011 and 2010, and $0.4 million and $0.8 million for the six months ended February 28, 2011 and 2010, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$4,286
2 years	4,286
3 years	2,142

$10,714

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
The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 28, 2011, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		February 28,	February 28,	August 31,
$ in thousands	Balance Sheet Location	2011	2010	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$(388)	$—	$(66)
Interest rate swap	Other current liabilities	(354)	(530)	(437)
Interest rate swap	Other noncurrent liabilities	(271)	(599)	(484)
Cross currency swap	Other current liabilities	—	(291)	—
Cross currency swap	Other noncurrent liabilities	—	(434)	—

Total derivatives designated as hedging instruments		$(1,013)	$(1,854)	$(987)

Derivatives not designated as hedging instruments:
Foreign currency option contract	Other current assets	$—	$—	$16

Total derivatives not designated as hedging instruments		$—	$—	$16

In addition, accumulated other comprehensive income included gains, net of related income tax effects, of $0.5 million, $0.4 million and $1.0 million at February 28, 2011 and 2010, and August 31, 2010, respectively, related to derivative contracts designated as hedging instruments.
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
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had forward exchange contracts and option contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities at February 28, 2011 and August 31, 2010. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at February 28, 2010.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2011	2010	2011	2010
Interest rate swap	$96	$95	$180	$159
Cross currency swap	—	628	—	397
Foreign currency forward contracts	(17)	—	1	—

Total[1]	$79	$723	$181	$556

(1)
Net of tax expense of $48 and $296 for the three months ended February 28, 2011 and 2010 respectively. Net of tax expense of $109 and $246 for the six months ended February 28, 2011 and 2010 respectively.

		Amount of (Loss) Reclassified from AOCI into Income
	Location of Loss	Three months ended		Six months ended
	Reclassified from	February 28,		February 28,
$ in thousands	AOCI into Income	2011	2010	2011	2010
Interest rate swap	Interest Expense	$(144)	$(220)	$(304)	$(456)
Cross currency swap	Interest Expense	—	(131)	—	(280)
Foreign currency forward contracts	Revenue	(18)	—	(57)	—

		$(162)	$(351)	$(361)	$(736)

		Gain/(Loss) Recognized in Income on Derivatives
	Location of	(Ineffectiveness)
	Gain/(Loss)	Three months ended		Six months ended
	Recognized in Income	February 28,		February 28,
$ in thousands	(Ineffectiveness)	2011	2010	2011	2010
Interest rate swap	Other income (expense)	$(4)	$7	$7	$(50)

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2011	2010	2011	2010
Foreign currency forward contracts[1]	$(219)	$351	$(649)	$351

(1)	Net of tax benefit of $134 and $397 for the three and six months ended February 28, 2011. Net of tax expense of $214 for the three and six months ended February 28, 2010.
At February 28, 2011, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on March 28, 2011 at a fixed price of $1.3091 per Euro. During the first quarter of fiscal 2011, the Company settled a Euro foreign currency forward contract resulting in after-tax net losses of $0.4 million which were included in OCI as part of a currency translation adjustment. During the second quarter of fiscal 2010, the Company entered into and settled a Euro foreign currency forward contract resulting in an after-tax net gain of $0.4 million which was included in OCI as part of a currency translation adjustment.
For the three and six months ended February 28, 2011 and 2010, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. Accumulated currency translation adjustment in AOCI at February 28, 2011 and 2010 and August 31, 2010 reflected after-tax realized gains of $1.1 million, $1.6 million and $1.6 million, net of related income tax effects of $0.7 million, $1.0 million and $0.9 million, respectively, related to settled foreign currency forward contracts.
Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At February 28, 2011, the Company had one option contract outstanding that was not designated as a hedging instrument. At February 28, 2010, the Company had no undesignated hedges outstanding.

		Amount Gain/(Loss) Recognized in Income on Derivatives
	Location of	Three months ended		Six months ended
	Gain/(Loss)	February 28,		February 28,
$ in thousands	Recognized in Income	2011	2010	2011	2010
Foreign currency forward contracts	Operating revenues	$(7)	$—	$(16)	$—

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
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2011:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$78,448	$—	$—	$78,448
Derivative liabilities	—	(1,013)	—	(1,013)
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,635	$—	$—	$91,635
Derivative liabilities	—	(1,854)	—	(1,854)
The carrying amount of long-term debt (including current portion) was $10.7 million as of February 28, 2011. The fair value of this debt at February 28, 2011 was estimated at $10.5 million. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2011 or 2010.
(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.2 million, $1.3 million, and $0.9 million at February 28, 2011 and 2010 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the current accrued amount and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.
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

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2011	2010	2011	2010
Net periodic benefit cost:
Interest cost	84	88	167	175
Net amortization and deferral	41	45	82	90

Total net periodic benefit cost	$125	$133	$249	$265

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

	Three months ended
	February 28,
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$1,796	$1,477
Liabilities accrued for warranties during the period	843	674
Warranty claims paid during the period	(723)	(746)

Product warranty accrual balance, end of period	$1,916	$1,405

	Six months ended
	February 28,
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$1,862	$1,736
Liabilities accrued for warranties during the period	1,685	1,421
Warranty claims paid during the period	(1,631)	(1,752)

Product warranty accrual balance, end of period	$1,916	$1,405

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
Infrastructure: This segment includes the manufacture and marketing of Quickchange Moveable Barriers® (“QMB®”), specialty barriers and crash cushions, providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria.
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
The Company had no single customer representing 10% or more of its total revenues during the three and six months ended February 28, 2011 and the three months ended February 28, 2010. For the six months ended February 28, 2010, more than 10% of the total revenues generated by the Company were realized from the Mexico City barrier project.
Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Six months ended
	February 28,		February 28,
$ in thousands	2011	2010	2011	2010
Operating revenues:
Irrigation	$91,658	$67,895	$151,667	$121,161
Infrastructure	28,510	17,301	57,667	50,005

Total operating revenues	$120,168	$85,196	$209,334	$171,166

Operating income:
Irrigation	$16,005	$12,028	$21,906	$18,772
Infrastructure	4,261	(1,154)	8,286	6,531

Segment operating income	20,266	10,874	30,192	25,303
Unallocated general and administrative expenses	(3,205)	(3,960)	(6,521)	(7,228)
Interest and other income, net	(60)	(358)	(93)	(591)

Earnings before income taxes	$17,001	$6,556	$23,578	$17,484

Total Capital Expenditures:
Irrigation	$1,182	$21	$2,038	$542
Infrastructure	1,736	528	2,364	1,443

	$2,918	$549	$4,402	$1,985

Total Depreciation and Amortization:
Irrigation	$1,388	$1,112	$2,740	$2,221
Infrastructure	1,566	1,557	3,140	3,129

	$2,954	$2,669	$5,880	$5,350

	February 28,	February 28,	August 31,
	2011	2010	2010
Total Assets:
Irrigation	$227,341	$217,096	$206,885
Infrastructure	115,916	104,070	118,596

	$343,257	$321,166	$325,481

(14) Share Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.7 million and $0.6 million for the three months ended February 28, 2011 and 2010, respectively. Share-based compensation expense was $1.6 million and $1.2 million for the six months ended February 28, 2011 and 2010, respectively.
During the second quarter of fiscal 2011, the Company awarded its annual grant of restricted stock units to its independent members of the Board of Directors at a grant date fair value of $64.83 per share. Total units granted were 3,759 restricted stock units. These restricted stock units were issued from the 2010 Long-Term Incentive Plan.

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
The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2010. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the six months ended February 28, 2011.
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

Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska, USA. The Company’s principal irrigation manufacturing facility is located in Lindsay, Nebraska, USA. The Company also has international sales and irrigation production facilities in France, Brazil, South Africa and China which provide it with important bases of operations in key international markets. Lindsay Europe SAS, located in La Chapelle, France, manufactures and markets irrigation equipment for the European market. Lindsay America do Sul Ltda., located in Mogi Mirim, Brazil, manufactures and markets irrigation equipment for the South American market. Lindsay Manufacturing Africa, (PTY) Ltd., located in Paarl, South Africa, manufactures and markets irrigation equipment for the sub-Saharan Africa market. Lindsay (Tianjin) Industry Co., Ltd., located in Tianjin, China, manufactures and markets irrigation equipment for the Chinese market. Lindsay International (ANZ) PTY Ltd, located in Toowoomba, Queensland, Australia, markets irrigation equipment for the Australian and New Zealand markets.
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
Snoline S.P.A. (“Snoline”), located in Milan, Italy, is engaged in the design, manufacture and sale of road marking and safety equipment.

Results of Operations
For the Three Months ended February 28, 2011 compared to the Three Months ended February 28, 2010
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2011 and 2010. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$120,168	$85,196	41.0%
Cost of operating revenues	$86,159	$63,067	36.6%
Gross profit	$34,009	$22,129	53.7%
Gross margin	28.3%	26.0%
Operating expenses (1)	$16,948	$15,215	11.4%
Operating income	$17,061	$6,914	146.8%
Operating margin	14.2%	8.1%
Interest expense	$(213)	$(356)	(40.2)%
Interest income	$37	$83	(55.4)%
Other income (expense), net	$116	$(85)	236.5%
Income tax provision	$5,676	$578	882.0%
Effective income tax rate	33.4%	8.8%
Net earnings	$11,325	$5,978	89.4%
Irrigation Equipment Segment
Segment operating revenues	$91,658	$67,895	35.0%
Segment operating income (2)	$16,005	$12,028	33.1%
Segment operating margin (2)	17.5%	17.7%
Infrastructure Products Segment
Segment operating revenues	$28,510	$17,301	64.8%
Segment operating income (loss) (2)	$4,261	$(1,154)	469.2%
Segment operating margin (2)	14.9%	(6.7)%

(1)	Includes $3.2 million and $4.0 million of unallocated general and administrative expenses for the three months ended February 28, 2011 and 2010, respectively.

(2)	Excludes unallocated general & administrative expenses.
Revenues
Operating revenues for the three months ended February 28, 2011 increased by 41% to $120.2 million compared with $85.2 million for the three months ended February 28, 2010. The increase is attributable to a $23.8 million increase in irrigation equipment revenues and an $11.2 million increase in infrastructure revenues.
U.S. irrigation revenues for the three months ended February 28, 2011 of $66.5 million increased 72% compared to the same period last year. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems sold as compared to the prior year’s second fiscal quarter. At the end of the second fiscal quarter of 2011, agricultural commodity prices remained strong with corn increasing 86%, soybeans increasing 43% and wheat up over 45% compared to the same time last year. The February 2011 update for USDA projections for 2011 Net Farm Income project it to be the highest on record and shows a 20% increase over 2010. That, coupled with the rise in commodity prices, has created positive economic conditions for U.S. farmers. The Company is in the midst of its primary irrigation selling season and quote and order activities are much improved compared to the same time last year. International irrigation equipment revenues for the three months ended February 28, 2011 of $25.2 million decreased 14% from $29.2 million compared to the same prior year period. The decrease in revenue was primarily due to lower export volume in Latin America primarily due to a return to more normalized sales levels in Mexico as compared to unusually high sales in the same fiscal quarter last year. The increased volume in the prior year was driven primarily by changes in the requirements for government subsidies available to growers. Middle East sales were also somewhat lower for the three months ended February 28, 2011, likely due to the recent turmoil in the region.

Infrastructure products segment revenues for the three months ended February 28, 2011 of $28.5 million increased 65% from the same prior year period. The increase in revenue was driven by the completion of a Quickchange Moveable Barrier® (“QMB®”) project on the east coast of the U.S., in addition to a new QMB® project in Puerto Rico. The Company also realized increased revenues from its railroad signals and structures and contract manufacturing businesses.
Gross Margin
Gross profit was $34.0 million for the three months ended February 28, 2011 an increase of $11.9 million compared to the three months ended February 28, 2010. Gross margin was 28.3% for the three months ended February 28, 2011 compared to 26.0% for the same prior year period. The increase in gross margins was primarily due to increased revenues of higher margin QMB® product. Irrigation margins were comparable to the second quarter of fiscal 2010 after eliminating the benefit realized during the prior year second fiscal quarter from Nebraska’s state economic development incentive wage and investment credits. During the second fiscal quarter of 2011, irrigation margins benefited somewhat from the leveraging of fixed factory expenses and from the acquisition of Digitec, offset by the adverse effect of rising steel prices in a competitive market environment for irrigation equipment. Steel costs in the second fiscal quarter were approximately 12% higher than during the same prior year period.
Operating Expenses
The Company’s operating expenses of $16.9 million for the three months ended February 28, 2011 were $1.7 million higher than the same prior year period. The increase in operating expenses was due to higher research and development expenses, sales commissions for QMB® projects, personnel expenses related to growth and incremental operating expenses related to the Digitec and WMC businesses acquired during the past year. These increases were partially offset by lower expenses for environmental monitoring and remediation as a $0.7 million expense was recorded in the second fiscal quarter of 2010. Operating expenses were 14.1% of sales for the three months ended February 28, 2011 compared to 17.9% of sales for the three months ended February 28, 2010.
Interest, Other Income (Expense), net
Interest expense for the three months ended February 28, 2011 decreased by $0.1 million compared to the same prior year period. The decrease in interest expense was primarily due to principal reductions on the Company’s outstanding term debt.
Other income (expense), net for the three months ended February 28, 2011 increased by $0.2 million compared to the same prior year period. The increase in other income (expense), net is primarily due to foreign currency transaction gains.
Income Taxes
The Company recorded income tax expense of $5.7 million and $0.6 million for the three months ended February 28, 2011 and 2010, respectively.
For the three months ended February 28, 2011, the Company recorded a discrete benefit of $0.1 million related to uncertain tax positions. For the three months ended February 28, 2010, the Company recorded two discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to the Nebraska Advantage Act Credits. The second item relates to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of certain of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million.
Net Earnings
Net earnings were $11.3 million or $0.89 per diluted share for the three months ended February 28, 2011 compared with $6.0 million or $0.48 per diluted share for the same prior year period.

For the Six Months ended February 28, 2011 compared to the Six Months ended February 28, 2010

	Six months ended		Percent
	February 28,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$209,334	$171,166	22.3%
Cost of operating revenues	$151,102	$123,233	22.6%
Gross profit	$58,232	$47,933	21.5%
Gross margin	27.8%	28.0%
Operating expenses (1)	$34,561	$29,858	15.8%
Operating income	$23,671	$18,075	31.0%
Operating margin	11.3%	10.6%
Interest expense	$(399)	$(817)	(51.2)%
Interest income	$79	$166	(52.4)%
Other income (expense), net	$227	$60	278.3%
Income tax provision	$7,967	$4,829	65.0%
Effective income tax rate	33.8%	27.6%
Net earnings	$15,611	$12,655	23.4%
Irrigation Equipment Segment
Segment operating revenues	$151,667	$121,161	25.2%
Segment operating income (2)	$21,906	$18,772	16.7%
Segment operating margin (2)	14.4%	15.5%
Infrastructure Products Segment
Segment operating revenues	$57,667	$50,005	15.3%
Segment operating income (2)	$8,286	$6,531	26.9%
Segment operating margin (2)	14.4%	13.1%

(1)	Includes $6.5 million and $7.2 million of unallocated general and administrative expenses for the six months ended February 28, 2011 and 2010, respectively.

(2)	Excludes unallocated general and administrative expenses.
Revenues
Operating revenues for the six months ended February 28, 2011 increased by $38.1 million to $209.3 million compared with $171.2 million for the six months ended February 28, 2010. The increase is attributable to a $30.5 million increase in irrigation revenues and an increase of $7.6 million in infrastructure segment revenues.
U.S. irrigation equipment revenues for the six months ended February 28, 2011 of $103.1 million increased $32.1 million compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three months ended February 28, 2011 also contributed to the increase in U.S. irrigation revenues for the six-month period. International irrigation equipment revenues for the six months ended February 28, 2011 decreased $1.6 million as compared to the first six months of fiscal 2010. The decrease in revenues was primarily due to lower export volume in Latin America, Canada and the Middle East, partially offset by higher revenues in China and Western Europe.
Infrastructure products segment revenues of $57.7 million for the six months ended February 28, 2011 represented an increase of $7.7 million from the same prior year period. The increase in revenue was driven by the completion of a QMB® project on the east coast of the U.S., in addition to a new QMB® project in Puerto Rico. The Company also realized increased revenues from its railroad signals and structures and contract manufacturing businesses. This increase was partially offset by a decrease in revenues from the Company’s international business unit in Italy.

Gross Margin
Gross profit for the six months ended February 28, 2011 was $58.2 million, an increase of $10.3 million compared to the same prior year period. Gross margin percentage for the six months ended February 28, 2011 decreased 0.2% to 27.8% from the 28.0% achieved during the same prior year period. The slight decrease in gross margin was primarily the result of decreased irrigation gross margins partially offset by increased revenues of higher margin QMB® product. Irrigation margins were comparable to the prior year after eliminating the benefit realized during the prior year second fiscal quarter from Nebraska’s state economic development incentive wage and investment credits. During the six months ended February 28, 2011, irrigation margins benefited somewhat from the leveraging of fixed factory expenses and from the acquisition of Digitec, offset by the adverse effect of rising steel prices in a competitive market environment for irrigation equipment.
Operating Expenses
Operating expenses during the first half of fiscal 2011 increased by $4.7 million to $34.6 million compared to the same prior year period. Management believes that the combination of factors described above in the discussion of the three months ended February 28, 2011 also contributed to the increase in operating expenses for the six-month period. Operating expenses were 16.5% of sales for the six months ended February 28, 2011 compared to 17.4% of sales for the six months ended February 28, 2010.
Interest, Other Income (Expense), net
Interest expense during the six months ended February 28, 2011 of $0.4 million decreased $0.4 million from the same prior year period for fiscal 2010. The decrease in interest expense was due to lower interest expense payments resulting from principal reductions on the Company’s outstanding term debt.
Interest income during the six months ended February 28, 2011 decreased by $0.1 million compared to the same prior year period. The decrease in interest income is primarily due to a lower balance of investments of the Company’s cash balances.
Other income (expense), net during the six months ended February 28, 2011 increased $0.2 million compared with the same prior year period. The increase in other income (expense), net is primarily due to foreign currency transaction gains.
Income Taxes
The Company recorded income tax expense of $8.0 million and $4.8 million for the six months ended February 28, 2011 and 2010, respectively. The effective tax rate used to calculate income tax expense before discrete items was 34.0% and 35.5% for the six months ended February 28, 2011 and 2010, respectively. The decrease in the effective tax rate from February 2010 to February 2011 primarily relates to an increase in the manufacturing deduction under the American Jobs Creation Act of 2004.
For the six months ended February 28, 2011, the Company recorded a discrete benefit of $0.1 million related to uncertain tax positions. For the six months ended February 28, 2010, the Company recorded three discrete items that reduced income tax expense. The first item was a benefit of $1.4 million related to the Nebraska Advantage Act Credits. The next item relates to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million. Lastly, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the first quarter of fiscal 2010 related to a tax ruling impacting the Company’s French subsidiary.
Net Earnings
Net earnings were $15.6 million or $1.23 per diluted share for the six months ended February 28, 2011 compared with $12.7 million or $1.01 per diluted share for the same prior year period.

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
The Company’s cash and cash equivalents totaled $78.4 million at February 28, 2011 compared with $91.6 million at February 28, 2010 and $83.4 million at August 31, 2010.
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement, as amended on January 23, 2011, with Wells Fargo Bank, N.A. (the “Amended Revolving Credit Agreement”) which has a termination date of January 23, 2014. As of February 28, 2011 and 2010 and August 31, 2010, there were no outstanding balances on the Amended Revolving Credit Agreement.
Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly or quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.2 million as of February 28, 2011, for working capital purposes (the “Euro Line of Credit”). At February 28, 2011, there was $0.4 million outstanding on the Euro Line of Credit. At February 28, 2010 and August 31, 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (all inclusive, 2.19% at February 28, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At February 28, 2011, the Company was in compliance with all loan covenants.
Cash flows provided by operations totaled $3.9 million during the six months ended February 28, 2011 compared to $11.1 million provided by operations during the same prior year period. Cash provided by operations decreased $7.1 million primarily due to an increase in cash used for working capital items partially offset by an increase in net earnings.
Cash flows used in investing activities totaled $6.4 million during the six months ended February 28, 2011 compared to cash flows used in investing activities of $1.0 million during the same prior year period. The increase in the cash used was primarily due to higher purchases of property, plant and equipment, the acquisition of the assets of WMC Technology Limited in November 2010 and the settlement of a net investment hedge.
Cash flows used in financing activities totaled $3.0 million during the six months ended February 28, 2011 compared to cash flows used in financing activities of $4.2 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a decrease of $0.9 million of principal payments on long-term debt, a $0.5 million increase in excess tax benefits from stock-based compensation and an increase in net borrowings on the Amended Revolving Credit Agreement of $0.4 million. This was partially offset by a decrease in cash proceeds from the issuance of common stock under stock compensation plans.

Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
Market Conditions and Fiscal 2011 Outlook
Agricultural commodity prices at the end of the second fiscal quarter have increased compared to the same time last year, with corn increasing 86%, soybeans increasing 43% and wheat up over 45%. The February 2011 update for USDA projections for 2011 Net Farm Income indicates a 20% increase compared to 2010 estimates, which puts the projected 2011 Net Farm Income as the highest on record. That, coupled with the rise in commodity prices, has created positive economic conditions for U.S. farmers, enhancing their investment perspective. Conditions in the global agriculture markets also point to continued strong demand for irrigation equipment.
In the infrastructure segment the Company continues to experience strong interest in its QMB® systems which provide a cost effective method for managing traffic congestion by safely adding lane capacity. Opportunities for selling and/or leasing the Company’s moveable barrier products remain excellent. While the outlook for general, government funded infrastructure spending remains challenging due to global governmental budget constraints, interest in the QMB® solution remains strong, particularly with toll supported roads and bridges. The active near-term QMB® project list has decreased somewhat during recent months as the Company has completed projects; however, the Company adds new potential projects to the list as developed. In addition, the outlook for infrastructure spending remains unclear with uncertain timing on a multi-year U.S. highway bill and global governmental budget constraints.
As of February 28, 2011, the Company had an order backlog of $64.3 million compared with $33.6 million at February 28, 2010 and $59.7 million at November 30, 2010. Backlog is higher in February, compared to last year, in both irrigation and infrastructure. The irrigation equipment backlog approximately doubled over the same time last year and lead times on delivering equipment to dealers is relatively unchanged. While the irrigation backlog was relatively high on February 28, 2011, it was still significantly below the highest second fiscal quarter backlog, which occurred in fiscal 2008, due in part to improved throughput in the Nebraska factory. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time usually represents only a portion of the revenue it expects to realize during the following three month period.
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
Recently Issued Accounting Pronouncements
In December 2010, the FASB issued a standard pertaining to business combinations (ASU No. 2010-29) that requires a public entity presenting comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this standard to impact the consolidated financial statements.
In April 2010, the FASB issued a standard pertaining to stock compensation (ASU No. 2010-13) which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The standard is effective for fiscal years beginning on or after December 15, 2010, and the impact is to be applied by recording a cumulative effect adjustment to beginning retained earnings. The Company does not expect the adoption of this standard to impact the consolidated financial statements.

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
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain operations of the Company. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At February 28, 2011, the Company had outstanding forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge its Euro net investment exposure in its foreign operations. At February 28, 2011, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on March 28, 2011 at a fixed price of $1.3091 per Euro. The forward spot rate at February 28, 2011 was 1.3834 per Euro. The Company’s foreign currency forward contracts qualified as a hedge of net investments in foreign operations.
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
The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 28, 2011, the Company’s derivative counterparty had investment grade credit ratings.

ITEM 4	— Controls and Procedures
The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2011.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan that will allow the Company and the EPA to better identify the boundaries of the contaminated groundwater and determine whether the contaminated groundwater is being contained by current and planned remediation methods. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.2 million, $1.3 million and $0.9 million at February 28, 2011 and 2010 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the current accrued amount and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

ITEM 1A	— Risk Factors
There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2010.

ITEM 2	— Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended February 28, 2011; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6	— Exhibits

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2		Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1		Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1
Second Amendment to Revolving Credit Agreement, dated January 23, 2011, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2011.

10.2
Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of April 2011.

LINDSAY CORPORATION
By:	/s/ DAVID B. DOWNING
	Name:	David B. Downing
	Title:	Chief Financial Officer and President — International Operations