Form 10-Q
period 2011-05-31
LINDSAY CORP
filed 2011-07-08
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 5, 2011, 12,570,101 shares of the registrant’s common stock were outstanding.

Lindsay Corporation
INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements
Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
(in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues	$153,446	$100,073	$362,780	$271,239
Cost of operating revenues	111,947	74,818	263,049	198,051

Gross profit	41,499	25,255	99,731	73,188

Operating expenses:
Selling expense	6,929	5,909	20,858	16,683
General and administrative expense	8,640	7,348	23,936	22,963
Engineering and research expense	2,789	1,949	8,125	5,418

Total operating expenses	18,358	15,206	52,919	45,064

Operating income	23,141	10,049	46,812	28,124

Other income (expense):
Interest expense	(192)	(474)	(591)	(1,291)
Interest income	71	49	150	215
Other income (expense), net	139	12	366	72

Earnings before income taxes	23,159	9,636	46,737	27,120

Income tax provision	7,870	3,388	15,837	8,217

Net earnings	$15,289	$6,248	$30,900	$18,903

Basic net earnings per share	$1.22	$0.50	$2.46	$1.52

Diluted net earnings per share	$1.20	$0.50	$2.44	$1.50

Weighted average shares outstanding	12,564	12,486	12,538	12,439
Diluted effect of stock equivalents	139	124	139	138

Weighted average shares outstanding assuming dilution	12,703	12,610	12,677	12,577

Cash dividends per share	$0.085	$0.080	$0.255	$0.240

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	May 31,	May 31,	August 31,
($ in thousands, except par values)	2011	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$100,568	$83,509	$83,418
Receivables, net of allowance of $2,464, $2,246 and $2,244, respectively	87,588	56,804	63,629
Inventories, net	52,833	47,070	45,296
Deferred income taxes	6,798	5,974	6,722
Other current assets	12,177	9,071	8,946

Total current assets	259,964	202,428	208,011

Property, plant and equipment, net	57,279	56,379	57,646
Other intangible assets, net	27,430	26,728	27,715
Goodwill, net	28,815	23,292	27,395
Other noncurrent assets	4,318	5,652	4,714

Total assets	$377,806	$314,479	$325,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,966	$29,547	$26,501
Current portion of long-term debt	4,286	4,286	4,286
Other current liabilities	40,445	29,981	36,295

Total current liabilities	87,697	63,814	67,082

Pension benefits liabilities	6,233	6,192	6,400
Long-term debt	5,357	9,643	8,571
Deferred income taxes	10,947	9,431	10,816
Other noncurrent liabilities	1,790	2,053	3,005

Total liabilities	112,024	91,133	95,874

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000,000 shares authorized, 18,268,549, 18,184,620 and 18,184,820 shares issued at May 31, 2011 and 2010 and August 31, 2010, respectively)	18,269	18,185	18,185
Capital in excess of stated value	34,162	30,515	30,756
Retained earnings	297,971	265,373	270,272
Less treasury stock (at cost, 5,698,448 shares at May 31, 2011 and 2010 and August 31, 2010, respectively)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive income, net	6,341	234	1,355

Total shareholders’ equity	265,782	223,346	229,607

Total liabilities and shareholders’ equity	$377,806	$314,479	$325,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,900	$18,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,820	8,027
Provision for uncollectible accounts receivable	248	568
Deferred income taxes	(2,001)	(990)
Stock-based compensation expense	2,384	1,755
Gain on disposal of fixed assets	(43)	(537)
Other, net	(307)	121
Changes in assets and liabilities:
Receivables	(21,326)	(16,095)
Inventories	(5,330)	(2,280)
Other current assets	(2,929)	(3,127)
Accounts payable	15,441	10,439
Other current liabilities	2,642	(2,768)
Current taxes payable	853	2,285
Other noncurrent assets and liabilities	(1,077)	(1,513)

Net cash provided by operating activities	28,275	14,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,315)	(3,962)
Proceeds from sale of property, plant and equipment	57	577
Acquisition of business, net of cash acquired	(1,279)	(132)
Payment for settlement of net investment hedge	(1,261)	565

Net cash used in investing activities	(7,798)	(2,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under stock compensation plans	243	544
Principal payments on long-term debt	(3,214)	(11,697)
Net borrowing on revolving line of credit	1,212	345
Excess tax benefits from stock-based compensation	1,068	368
Dividends paid	(3,201)	(2,991)

Net cash used in financing activities	(3,892)	(13,431)

Effect of exchange rate changes on cash	565	(825)

Net increase (decrease) in cash and cash equivalents	17,150	(2,420)
Cash and cash equivalents, beginning of period	83,418	85,929

Cash and cash equivalents, end of period	$100,568	$83,509

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
On November 3, 2010, the Company completed the acquisition of certain assets of WMC Technology Limited based in Feilding, New Zealand. The assets acquired primarily relate to technology that has enhanced the Company’s irrigation product offerings. Total consideration paid was $1.3 million which was financed with cash on hand. The total purchase price has been allocated to the tangible and intangible assets acquired based on fair value assessments. The resulting goodwill and intangible assets have been accounted for under FASB ASC 805, Business Combinations. The fair value assigned to the assets was finalized in the second quarter of the Company’s 2011 fiscal year.
(2) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At May 31, 2011, the threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008, November 12, 2009 and November 1, 2010 had not been satisfied, resulting in the exclusion of 98,625 performance stock units from the calculation of diluted net earnings per share.
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
There were no restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended May 31, 2011 and 2010, respectively. There were 2,750 and 635 restricted stock units excluded from the calculation of diluted net earnings per share for the nine months ended May 31, 2011 and 2010, respectively, since their inclusion would have been anti-dilutive.

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

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2011	2010	2011	2010
Comprehensive income:
Net earnings	$15,289	$6,248	$30,900	$18,903

Other comprehensive income(1):
Defined benefit pension plan, net of tax	26	27	76	83
Unrealized gain on cash flow hedges, net of tax	63	603	244	1,159
Foreign currency translation, net of hedging activities	1,853	(3,131)	4,666	(4,003)

Total comprehensive income	$17,231	$3,747	$35,886	$16,142

(1)
Net of tax expense of $215 and $394 for the three months and nine months ended May 31, 2011, respectively. Net of tax expense of $523 and $1,016 for the three months and nine months ended May 31, 2010, respectively.

(4) Income Taxes
It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.
The Company recorded income tax expense of $7.9 million and $15.8 million for the three and nine months ended May 31, 2011, respectively. The Company recorded income tax expense of $3.4 million and $8.2 million for the three and nine months ended May 31, 2010, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.2% and 35.4% for the periods ended May 31, 2011 and 2010, respectively. The decrease in the effective tax rate from May 2010 to May 2011 primarily relates to an increase in the manufacturing deduction under the American Jobs Creation Act of 2004.
For the three months ended May 31, 2011, the Company recorded a discrete benefit of $0.1 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision. For the nine months ended May 31, 2011, the Company recorded a discrete benefit of $0.2 million related to uncertain tax positions and from recording actual income tax expense that was lower than the estimated year end income tax provision.
For the three months ended May 31, 2010, the Company recorded discrete items that had a minimal impact on income tax expense. These included an expense of $0.3 million related to a change in estimate used in calculating a certain tax credit and a benefit of $0.3 million that related to an immaterial adjustment for tax expense that had been incorrectly recorded in prior periods.
For the nine months ended May 31, 2010, the Company recorded discrete items that reduced income tax expense. The discrete items included a benefit of $1.1 million related to Nebraska Advantage Act Credits, a benefit of $0.3 million for an immaterial correction of previously recorded tax expense and a benefit of $0.4 million for the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of certain of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the applicable tax jurisdictions without any actual tax liability being assessed. These benefits were offset by additional expense of $0.4 million in the first quarter of fiscal 2010 relating to a tax ruling impacting the Company’s French subsidiary.
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

	May 31,	May 31,	August 31,
$ in thousands	2011	2010	2010
Inventory:
FIFO inventory	$25,720	$21,141	$19,218
LIFO reserves	(6,874)	(6,927)	(6,263)

LIFO inventory	18,846	14,214	12,955

Weighted average inventory	21,743	17,475	15,854
Other FIFO inventory	14,434	17,747	18,532
Obsolescence reserve	(2,190)	(2,366)	(2,045)

Total inventories	$52,833	$47,070	$45,296

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May 31,	May 31,	August 31,
	2011	2010	2010
Raw materials	14%	11%	12%
Work in process	9%	8%	8%
Finished goods and purchased parts	77%	81%	80%
(6) Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	May 31	May 31	August 31,
$ in thousands	2011	2010	2010
Operating property, plant and equipment:
Land	$2,858	$2,407	$2,757
Buildings	29,292	28,126	28,294
Equipment	69,346	63,228	66,754
Other	6,018	5,072	3,830

Total operating property, plant and equipment	107,514	98,833	101,635
Accumulated depreciation	(64,374)	(57,122)	(58,429)

Total operating property, plant and equipment, net	$43,140	$41,711	$43,206

Property held for lease:
Machines	3,905	4,169	4,360
Barriers	17,997	16,106	16,215

Total property held for lease	$21,902	$20,275	$20,575
Accumulated depreciation	(7,763)	(5,607)	(6,135)

Total property held for lease, net	$14,139	$14,668	$14,440

Property, plant and equipment, net	$57,279	$56,379	$57,646

Depreciation expense was $2.2 million and $2.0 million for the three months ended May 31, 2011 and 2010, and $6.7 million and $6.1 million for the nine months ended May 31, 2011 and 2010, respectively.

(7) Credit Arrangements
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.3 million as of May 31, 2011, for working capital purposes (the “Euro Line of Credit”). At May 31, 2011 and 2010, there was $1.3 million and $0.3 million outstanding on the Euro Line of Credit, respectively. At August 31, 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (all inclusive, 2.53% at May 31, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit.
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
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the Second Amendment to the Revolving Credit Agreement, effective January 23, 2011 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2012 to January 23, 2014. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement”. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At May 31, 2011 and 2010 and August 31, 2010, there was no outstanding balance on the Amended Revolving Credit Agreement.
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
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At May 31, 2011 and 2010 and August 31, 2010, the Company was in compliance with these covenants.
Outstanding long-term debt consists of the following:

	May 31	May 31	August 31,
$ in thousands	2011	2010	2010
BSI Term Note	$9,643	$13,929	$12,857
Less current portion	(4,286)	(4,286)	(4,286)

Total long-term debt	$5,357	$9,643	$8,571

Interest expense was $0.2 million and $0.5 million for the three months ended May 31, 2011 and 2010, and $0.6 million and $1.3 million for the nine months ended May 31, 2011 and 2010, respectively.
Principal payments due on long-term debt are as follows:

Due within:
1 year	$4,286
2 years	4,286
3 years	1,071

$9,643

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
The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2011, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		May 31	May 31	August 31,
$ in thousands	Balance Sheet Location	2011	2010	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$117	$—
Foreign currency forward contracts	Other current liabilities	(143)	—	(66)
Interest rate swap	Other current liabilities	(310)	(477)	(437)
Interest rate swap	Other noncurrent liabilities	(207)	(525)	(484)

Total derivatives designated as hedging instruments		$(660)	$(885)	$(987)

Derivatives not designated as hedging instruments:
Foreign currency option contract	Other current assets	$—	$—	$16

Total derivatives not designated as hedging instruments		$—	$—	$16

In addition, accumulated other comprehensive income included gains, net of related income tax effects, of $0.4 million, $1.0 million and $1.0 million at May 31, 2011 and 2010, and August 31, 2010, respectively, related to derivative contracts designated as hedging instruments.
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
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had forward exchange contracts and option contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities at May 31, 2011 and August 31, 2010. The Company had no forward exchange contracts or option contracts with cash flow hedging relationships outstanding at May 31, 2010.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2011	2010	2011	2010
Interest rate swap	$64	$78	$244	$237
Cross currency swap	—	525	—	922
Foreign currency forward contracts	(1)	—	—	—

Total[1]	$63	$603	$244	$1,159

(1)	Net of tax expense of $39 and $148 for the three and nine months ended May 31, 2011, respectively. Net of tax expense of $247 and $493 for the three and nine months ended May 31, 2010, respectively.

		Amount of (Loss) Reclassified from AOCI into Income
	Location of Loss	Three months ended		Nine months ended
	Reclassified from	May 31,		May 31,
$ in thousands	AOCI into Income	2011	2010	2011	2010
Interest rate swap	Interest expense	$(134)	$(204)	$(438)	$(660)
Cross currency swap	Interest expense	—	(604)	—	(884)
Foreign currency forward contracts	Operating revenues	(15)	—	(72)	—

		$(149)	$(808)	$(510)	$(1,544)

		Gain/(Loss) Recognized in Income on Derivatives
	Location of	(Ineffectiveness)
	Gain/(Loss)	Three months ended		Nine months ended
	Recognized in Income	May 31,		May 31,
$ in thousands	(Ineffectiveness)	2011	2010	2011	2010
Interest rate swap	Other income (expense)	$4	$1	$11	$(49)

Net Investment Hedging Relationships
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. These foreign currency forward contracts qualify as a hedge of net investments in foreign operations. Changes in fair value of the net investment hedge contracts are reported in OCI as part of the currency translation adjustment, net of tax.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2011	2010	2011	2010
Foreign currency forward contracts[1]	$(173)	$73	$(823)	$424

(1)	Net of tax benefit of $106 and $503 for the three and nine months ended May 31, 2011, respectively. Net of tax expense of $44 and $258 for the three and nine months ended May 31, 2010, respectively.
During the third quarter of fiscal 2011, the Company settled a Euro foreign currency forward contract resulting in after-tax net losses of $0.3 million. During the first quarter of fiscal 2011, the Company settled a Euro foreign currency forward contract resulting in after-tax net losses of $0.4 million. During the second quarter of fiscal 2010, the Company entered into and settled a Euro foreign currency forward contract resulting in an after-tax net gain of $0.4 million. The net after-tax losses from these settlements were included in OCI as part of a currency translation adjustment.
For the three and nine months ended May 31, 2011 and 2010, there were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts. Accumulated currency translation adjustment in AOCI at May 31, 2011 and 2010 and August 31, 2010 reflected after-tax realized gains of $0.8 million, $1.7 million and $1.6 million, net of related income tax effects of $0.5 million, $1.0 million and $0.9 million, respectively, related to settled foreign currency forward contracts.
At May 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 5.0 million Euro on July 11, 2011 at a fixed price of $1.4222 per Euro and to sell 5.0 million Euro on August 10, 2011 at a fixed price of $1.4294 per Euro. The forward spot rate at May 31, 2011 was 1.4360 for the outstanding Euro foreign currency forward contracts. At May 31, 2010, the Company had one outstanding Euro foreign currency forward contract to sell 5.0 million Euro on August 25, 2010 at a fixed price of $1.2505 per Euro. The Company’s foreign currency forward contracts qualified as hedges of a net investment in foreign operations.
Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At May 31, 2011 and 2010, the Company had no undesignated hedges outstanding.

		Amount Gain/(Loss) Recognized in Income on Derivatives
	Location of	Three months ended		Nine months ended
	Gain/(Loss)	May 31,		May 31,
$ in thousands	Recognized in Income	2011	2010	2011	2010
Foreign currency forward contracts	Operating revenues	$—	$—	$(16)	$—

(9) Fair Value Measurements
The Company applies the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

•	Level 2 — inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 — inputs to the valuation techniques are unobservable for the assets or liabilities
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2011:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$100,568	$—	$—	$100,568
Derivative assets	—	—	—	—
Derivative liabilities	—	(660)	—	(660)
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
The carrying amount of long-term debt (including current portion) was $9.6 million, $13.9 million and $12.9 million as of May 31, 2011 and 2010 and August 31, 2010, respectively. The fair value of this debt was estimated at $9.5 million, $13.5 million, and $12.6 million as of May 31, 2011 and 2010 and August 31, 2010, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2011 or 2010.

(10) Commitments and Contingencies
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (“the EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (“the site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination. The Company accrues the anticipated cost of remediation where the obligation is probable and can be reasonably estimated. During the three and nine months ended May 31, 2011, the Company accrued incremental costs of $0.5 and $1.2 million, respectively, for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.5 million, $1.0 million, and $0.9 million at May 31, 2011 and 2010 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the current accrued amount and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.
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

	Three months ended		Nine months ended
	May 31,		May 31
$ in thousands	2011	2010	2011	2010
Net periodic benefit cost:
Interest cost	$84	$88	$251	$263
Net amortization and deferral	41	44	123	134

Total net periodic benefit cost	$125	$132	$374	$397

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

	Three months ended
	May 31
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$1,916	$1,405
Liabilities accrued for warranties during the period	1,380	701
Warranty claims paid during the period	(717)	(818)

Product warranty accrual balance, end of period	$2,579	$1,288

	Nine months ended
	May 31
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$1,862	$1,736
Liabilities accrued for warranties during the period	3,065	2,122
Warranty claims paid during the period	(2,348)	(2,570)

Product warranty accrual balance, end of period	$2,579	$1,288

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
The Company had no single customer representing 10% or more of its total revenues during the three and nine months ended May 31, 2011 and 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
	May 31		May 31
$ in thousands	2011	2010	2011	2010
Operating revenues:
Irrigation	$126,903	$80,341	$278,570	$201,502
Infrastructure	26,543	19,732	84,210	69,737

Total operating revenues	$153,446	$100,073	$362,780	$271,239

Operating income:
Irrigation	$25,584	$14,386	$47,490	$33,158
Infrastructure	1,081	(937)	9,367	5,594

Segment operating income	26,665	13,449	56,857	38,752
Unallocated general and administrative expenses	(3,524)	(3,400)	(10,045)	(10,628)
Interest and other income, net	18	(413)	(75)	(1,004)

Earnings before income taxes	$23,159	$9,636	$46,737	$27,120

Total Capital Expenditures:
Irrigation	$751	$1,562	$2,789	$2,104
Infrastructure	162	415	2,526	1,858

	$913	$1,977	$5,315	$3,962

Total Depreciation and Amortization:
Irrigation	$1,329	$1,665	$4,069	$3,886
Infrastructure	1,611	1,012	4,751	4,141

	$2,940	$2,677	$8,820	$8,027

	May 31	May 31	August 31,
$ in thousands	2011	2010	2010
Total Assets:
Irrigation	$268,283	$210,471	$206,885
Infrastructure	109,523	104,008	118,596

	$377,806	$314,479	$325,481

(14) Share-Based Compensation
The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units and performance stock units, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.8 million and $0.6 million for the three months ended May 31, 2011 and 2010, respectively. Share-based compensation expense was $2.4 million and $1.8 million for the nine months ended May 31, 2011 and 2010, respectively.

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
The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2010. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2011.
Overview
Lindsay Corporation (“Lindsay” or the “Company”) is a leading designer and manufacturer of self-propelled center pivot and lateral move irrigation systems that are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The Company has been in continuous operation since 1955 and is one of the pioneers in the automated irrigation industry. The Company’s irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls and designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, road marking and other road safety devices. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. Industry segment information about Lindsay is included in Note 13 to the consolidated financial statements.

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

Results of Operations
For the Three Months ended May 31, 2011 compared to the Three Months ended May 31, 2010
The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2011 and 2010. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$153,446	$100,073	53.3%
Cost of operating revenues	$111,947	$74,818	49.6%
Gross profit	$41,499	$25,255	64.3%
Gross margin	27.0%	25.2%
Operating expenses (1)	$18,358	$15,206	20.7%
Operating income	$23,141	$10,049	130.3%
Operating margin	15.1%	10.0%
Interest expense	$(192)	$(474)	(59.5)%
Interest income	$71	$49	44.9%
Other income (expense), net	$139	$12	1058.3%
Income tax provision	$7,870	$3,388	132.3%
Effective income tax rate	34.0%	35.2%
Net earnings	$15,289	$6,248	144.7%
Irrigation Equipment Segment
Segment operating revenues	$126,903	$80,341	58.0%
Segment operating income (2)	$25,584	$14,386	77.8%
Segment operating margin (2)	20.2%	17.9%
Infrastructure Products Segment
Segment operating revenues	$26,543	$19,732	34.5%
Segment operating income (loss) (2)	$1,081	$(937)	215.4%
Segment operating margin (2)	4.1%	(4.7)%

(1)	Includes $3.5 million and $3.4 million of unallocated general and administrative expenses for the three months ended May 31, 2011 and 2010, respectively.

(2)	Excludes unallocated general & administrative expenses.
Revenues
Operating revenues for the three months ended May 31, 2011 increased by $53.4 million to $153.4 million compared with $100.1 million for the three months ended May 31, 2010. The increase is attributable to a $46.6 million increase in irrigation equipment revenues and a $6.8 million increase in infrastructure revenues.
U.S. irrigation equipment revenues for the three months ended May 31, 2011 of $76.7 million increased 60% compared to the same period last year. The increase in U.S. irrigation equipment revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior year’s third fiscal quarter. Favorable economic conditions in the U.S. agriculture markets continued to fuel strong demand for irrigation equipment. At the end of the third fiscal quarter of 2011, agricultural commodity prices remained comparatively high with corn increasing 111%, soybeans increasing 47% and wheat up over 79% compared to the same time last year. The February 2011 update for USDA projections of 2011 Net Farm Income project it to be the highest on record and shows a 20% increase over 2010. Order flow continued to be robust throughout the peak irrigation selling season, which has now concluded. International irrigation equipment revenues for the three months ended May 31, 2011 increased 55% from $32.3 million compared to the same prior year period. Operating revenues increased in nearly all international markets, most notably in China, Europe and Brazil.
Infrastructure products segment revenues for the three months ended May 31, 2011 of $26.5 million increased 35% from the same prior year period. The increase in revenue was driven by higher Quickchange Moveable Barrier® (“QMB®”) sales and increased sales in the railroad signals and structures and commercial tubing businesses.

Gross Margin
Gross profit was $41.5 million for the three months ended May 31, 2011. This was an increase of $16.2 million compared to the three months ended May 31, 2010. Gross margin was 27.0% for the three months ended May 31, 2011 compared to 25.2% for the same prior year period. During the fiscal third quarter, overall gross margins improved on higher international irrigation margins and on improved margins in diversified manufacturing which includes railroad signals and structures, commercial tubing and contract manufacturing.
Operating Expenses
The Company’s operating expenses of $18.4 million for the three months ended May 31, 2011 were $3.2 million higher than the same prior year period. The increase in operating expenses included higher personnel costs, an incremental increase in operating expenses related to the Digitec and WMC businesses acquired during the past year and additional expenses for environmental monitoring and remediation as part of ongoing development and implementation of the EPA work plan at the Lindsay, Nebraska facility. Operating expenses were 12.0% of sales for the three months ended May 31, 2011 compared to 15.2% of sales for the three months ended May 31, 2010.
Interest, Other Income (Expense), net
Interest expense for the three months ended May 31, 2011 decreased by $0.3 million compared to the same prior year period. The decrease in interest expense was primarily due to principal reductions on the Company’s outstanding term debt.
Interest income and other income (expense), net for the three months ended May 31, 2011 were essentially flat compared to the same prior year period.
Income Taxes
The Company recorded income tax expense of $7.9 million and $3.4 million for the three months ended May 31, 2011 and 2010, respectively. The calculated effective tax rate was 34.0% and 35.2% for the three months ended May 31, 2011 and 2010, respectively.
For the three months ended May 31, 2011, the Company recorded a discrete benefit of $0.1 million resulting from recording actual income tax expense that was lower than the estimated year end income tax provision.
For the three months ended May 31, 2010, the Company recorded discrete items that had a minimal impact on income tax expense. These included an expense of $0.3 million related to a change in estimate used in calculating a certain tax credit and a benefit of $0.3 million that related to an immaterial adjustment for tax expense that had been incorrectly recorded in prior periods.
Net Earnings
Net earnings were $15.3 million or $1.20 per diluted share for the three months ended May 31, 2011 compared with $6.2 million or $0.50 per diluted share for the same prior year period.

For the Nine Months ended May 31, 2011 compared to the Nine Months ended May 31, 2010

	Nine months ended		Percent
	May 31,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$362,780	$271,239	33.7%
Cost of operating revenues	$263,049	$198,051	32.8%
Gross profit	$99,731	$73,188	36.3%
Gross margin	27.5%	27.0%
Operating expenses (1)	$52,919	$45,064	17.4%
Operating income	$46,812	$28,124	66.4%
Operating margin	12.9%	10.4%
Interest expense	$(591)	$(1,291)	(54.2)%
Interest income	$150	$215	(30.2)%
Other income (expense), net	$366	$72	408.3%
Income tax provision	$15,837	$8,217	92.7%
Effective income tax rate	33.9%	30.3%
Net earnings	$30,900	$18,903	63.5%
Irrigation Equipment Segment
Segment operating revenues	$278,570	$201,502	38.2%
Segment operating income (2)	$47,490	$33,158	43.2%
Segment operating margin (2)	17.0%	16.5%
Infrastructure Products Segment
Segment operating revenues	$84,210	$69,737	20.8%
Segment operating income (2)	$9,367	$5,594	67.4%
Segment operating margin (2)	11.1%	8.0%

(1)	Includes $10.0 million and $10.6 million of unallocated general and administrative expenses for the nine months ended May 31, 2011 and 2010, respectively.

(2)	Excludes unallocated general and administrative expenses.
Revenues
Operating revenues for the nine months ended May 31, 2011 increased by $91.5 million to $362.8 million compared with $271.2 million for the nine months ended May 31, 2010. The increase is attributable to a $77.1 million increase in irrigation equipment revenues and a $14.5 million increase in infrastructure segment revenues.
U.S. irrigation equipment revenues for the nine months ended May 31, 2011 of $179.8 million increased $60.9 million compared to the same period last year. Management believes that the combination of factors described above in the discussion of the three months ended May 31, 2011 also contributed to the increase in U.S. irrigation equipment revenues for the nine-month period. International irrigation equipment revenues for the nine months ended May 31, 2011 increased $16.2 million compared to the nine months ended May 31, 2010. Operating revenues increased in nearly all international markets, most notably in China, Europe and Brazil.
Infrastructure products segment revenue of $84.2 million for the nine months ended May 31, 2011 increased 21% over the same prior year period. The increase in revenue was driven primarily by higher QMB® revenue. The Company also realized increased revenues from its railroad signals and structures, commercial tubing and contract manufacturing businesses.

Gross Margin
Gross profit for the nine months ended May 31, 2011 was $99.7 million, an increase of $26.5 million compared to the same prior year period. Gross margin percentage for the nine months ended May 31, 2011 increased to 27.5% from the 27.0% achieved during the same prior year period. Infrastructure margins increased primarily due to increased revenues of higher margin QMB® product. Irrigation gross margins were essentially flat compared to the same prior year period.
Operating Expenses
Operating expenses for the nine months ended May 31, 2011 increased by $7.9 million to $52.9 million compared to the same prior year period. The increase in operating expenses included higher personnel costs, an incremental increase in operating expenses related to the Digitec and WMC businesses acquired during the past year, higher research and development expenses and increased sales commission for QMB® projects. Operating expenses were 14.6% of sales for the nine months ended May 31, 2011 compared to 16.6% of sales for the nine months ended May 31, 2010.
Interest, Other Income (Expense), net
Interest expense during the nine months ended May 31, 2011 of $0.6 million decreased $0.7 million from the $1.3 million recognized during the same prior year period for fiscal 2010. The decrease in interest expense is primarily due to principal reductions on the Company’s outstanding term notes.
Interest income of $0.2 million for the nine months ended May 31, 2011 was essentially flat compared to the same prior year period.
Other income (expense), net during the nine months ended May 31, 2011 of $0.4 million increased by $0.3 million compared to the nine months ended May 31, 2010. The increase in other income (expense), net is primarily due to foreign currency transaction gains.
Income Taxes
The Company recorded income tax expense of $15.8 million and $8.2 million for the nine months ended May 31, 2011 and 2010, respectively. The effective tax rate used to calculate income tax expense before discrete items was 34.2% and 35.4% for the nine months ended May 31, 2011 and 2010, respectively. The decrease in the effective tax rate from May 2010 to May 2011 primarily relates to an increase in the manufacturing deduction under the American Jobs Creation Act of 2004.
For the nine months ended May 31, 2011, the Company recorded a discrete benefit of $0.2 million related to uncertain tax positions and from recording actual income tax expense that was lower than the estimated year end income tax provision. For the nine months ended May 31, 2010, the Company recorded three discrete items that reduced income tax expense. The first item was a benefit of $1.1 million related to the Nebraska Advantage Act Credits. The next item related to the reversal of previously recorded liabilities for uncertain tax positions relating to taxation of the Company’s international subsidiaries. This reversal was recorded due to the expiration of the statute of limitations in the respective tax jurisdictions without any actual tax liability being assessed. The benefit recorded was $0.4 million. Lastly, the Company recorded a discrete item resulting in $0.4 million of additional tax expense in the first quarter of fiscal 2010 related to a tax ruling impacting the Company’s French subsidiary.
Net Earnings
Net earnings were $30.9 million or $2.44 per diluted share for the nine months ended May 31, 2011 compared with $18.9 million or $1.50 per diluted share for the same prior year period.

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
The Company’s cash and cash equivalents totaled $100.6 million at May 31, 2011 compared with $83.5 million at May 31, 2010 and $83.4 million at August 31, 2010.
Cash flows provided by operations totaled $28.3 million during the nine months ended May 31, 2011 compared to $14.8 million provided by operations during the same prior year period. Cash provided by operations increased $13.5 million primarily due to a $12.0 million increase in net earnings and a $0.9 million decrease in cash used for working capital items.
Cash flows used in investing activities totaled $7.8 million during the nine months ended May 31, 2011 compared to cash flows used in investing activities of $3.0 million during the same prior year period. The increase in the cash used was primarily due to higher purchases of property, plant and equipment, the acquisition of the assets of WMC Technology Limited in November 2010 and the settlement of net investment hedges.
Cash flows used in financing activities totaled $3.9 million during the nine months ended May 31, 2011 compared to cash flows used in financing activities of $13.4 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a decrease of $8.5 million of principal payments on long-term debt, a $0.7 million increase in excess tax benefits from stock-based compensation and an increase in net borrowings on the revolving lines of credit of $0.9 million. This was partially offset by a decrease in cash proceeds from the issuance of common stock under stock compensation plans and an increase in cash dividends paid to investors of $0.2 million.
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement, as amended on January 23, 2011, with Wells Fargo Bank, N.A. (the “Amended Revolving Credit Agreement”) which has a termination date of January 23, 2014. As of May 31, 2011 and 2010 and August 31, 2010, there were no outstanding balances on the Amended Revolving Credit Agreement.
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
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow up to 2.3 million Euros, which equates to approximately $3.3 million as of May 31, 2011, for working capital purposes (the “Euro Line of Credit”). At May 31, 2011 and 2010, there was $1.3 million and $0.3 million outstanding on the Euro Line of Credit, respectively. At August 31, 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (all inclusive, 2.53% at May 31, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit.
The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate has been converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that commenced in September, 2006. The BSI Term Note is due June 10, 2013.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to Lindsay’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At May 31, 2011 and 2010 and August 31, 2010, the Company was in compliance with these covenants.
Contractual Obligations and Commercial Commitments
There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Market Conditions and Fiscal 2011 Outlook
Agricultural commodity prices at the end of the third fiscal quarter have increased compared to the same time last year, with corn increasing 111%, soybeans increasing 47% and wheat up over 79%. The February 2011 update for USDA projections of 2011 Net Farm Income indicates a 20% increase compared to 2010 estimates, which puts the projected 2011 Net Farm Income as the highest on record. That, coupled with the rise in commodity prices, has created positive economic conditions for U.S. farmers. However, the current governmental debt environment will likely lead to additional examination of subsidies and tax credits, such as the Volumetric Ethanol Excise Tax Credit for ethanol, which may result in changes impacting farmers’ future profit potential. In addition, the significant rainfall in the eastern cornbelt delayed planting and some parts of the cornbelt remain affected by flooding, all of which will likely impact yields and the profit potential for farmers.
In the infrastructure segment the Company continues to experience global interest in its QMB® systems which provide a cost effective method for managing traffic congestion by safely adding lane capacity. While the outlook for general government funded infrastructure spending remains challenging due to global governmental budget constraints and uncertainty on timing of a multi-year U.S. highway bill, interest in the QMB® solution remains strong, particularly with toll supported roads and bridges.
As of May 31, 2011, the Company had an order backlog of $43.3 million compared with $64.3 million at February 28, 2011 and $33.9 million at May 31, 2010. Backlog is higher in May 2011, compared to last year, in both irrigation and infrastructure. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. While the quarter end backlog reflects better than normal seasonal order levels, it was well below the record backlog at the end of the third fiscal quarter of 2008. The Company’s backlog at any point in time usually represents only a portion of the revenue it expects to realize during the following three month period.
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
Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires a public entity presenting comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this standard to impact the consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact the consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

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
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain operations of the Company. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At May 31, 2011, the Company had outstanding forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At May 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 5.0 million Euro on July 11, 2011 at a fixed price of $1.4222 per Euro and to sell 5.0 million Euro on August 10, 2011 at a fixed price of $1.4294 per Euro. The forward spot rate at May 31, 2011 was 1.4360 for the outstanding Euro foreign currency forward contracts. The Company’s foreign currency forward contracts qualified as hedges of a net investment in foreign operations.
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
The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2011, the Company’s derivative counterparty had investment grade credit ratings.

ITEM 4 — Controls and Procedures
The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2011.
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
Environmental Matters
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. During the three and nine months ended May 31, 2011, the Company accrued incremental costs of $0.5 and $1.2 million, respectively, for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.5 million, $1.0 million, and $0.9 million at May 31, 2011 and 2010 and August 31, 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is possible that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the current accrued amount and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

ITEM 1A — Risk Factors
Except for the addition of the risk factor listed below, there have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2010.
The Company is in the process of implementing a new enterprise resource planning (ERP) system at certain U.S. locations. Risks generally associated with implementation of an ERP system may adversely affect the business, financial position, results of operations or the effectiveness of internal control over financial reporting.
During the fourth quarter of fiscal year 2011, the Company will be implementing a new ERP system at certain U.S. locations to align the operating system with other locations, enhance operating efficiencies and provide more effective management of business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If the Company experiences a material business interruption as a result of the ERP implementation, it could have a material adverse effect on the Company’s business, financial position and results of operations. Additionally, if the Company does not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the Company’s financial reporting systems, the ability to produce financial reports, or the effectiveness of internal controls over financial reporting.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended May 31, 2011; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Exhibits

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2		Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1		Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1		Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of July 2011.

LINDSAY CORPORATION
By:	/s/ JAMES C. RAABE
	Name:	James C. Raabe
	Title:	Vice President and Chief Financial Officer