Form 10-K
period 2011-08-31
LINDSAY CORP
filed 2011-10-27
CIK 836157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2011 was $870,441,668.
As of October 21, 2011, 12,675,101 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement pertaining to the Registrant’s 2012 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I

ITEM 1	— Business
INTRODUCTION
Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural equipment since 1955 and has grown from a regional company to an international agribusiness and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments. Industry segment information about Lindsay is included in Note O to the consolidated financial statements.
Irrigation Segment — The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone application. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska and Hartland, Wisconsin. Internationally, the Company has production operations in France, Brazil and China as well as distribution operations in South Africa, Australia and New Zealand. The Company also exports some of its equipment from the U.S. to other international markets.
Infrastructure Segment — The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, railroad signals and structures, and outsourced manufacturing services. The principal infrastructure manufacturing facilities are located in Rio Vista, California, Milan, Italy, and Omaha, Nebraska.
PRODUCTS BY SEGMENT
IRRIGATION SEGMENT
Products - The Company manufactures and markets its center pivot and lateral move irrigation systems in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield® and Stettyn™ brands, and hose reel travelers under the Perrot™ brand (Greenfield® in the United States, Perrot™ in Europe, and Stettyn™ in South Africa). The Company also produces or markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets.
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
A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored. The Company’s center pivot and lateral move irrigation systems can be enhanced with a family of integrated plug-and-play add-ons such as water pumping station controls.

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
United States Market — In the United States, the Company sells its branded irrigation systems, including Zimmatic®, to over 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agribusinesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, and farm structures.

International Market — Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in France, Brazil and China as well as distribution and sales operations in South Africa, Australia and New Zealand and sales operations in Central America and the Middle East serving the key European, South American, Chinese, African, Australian, New Zealand, Central American and Middle Eastern markets, respectively. The Company also exports some of its equipment from the U.S. to other international markets. The majority of the Company’s U.S. export sales is denominated in U.S. dollars and is shipped against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.
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
Competition — The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary U.S. manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone application. The Company’s engineering and research expenses related to irrigation totaled approximately $6.1 million, $4.1 million, and $3.0 million for fiscal years 2011, 2010, and 2009, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.
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

Crash Cushions and End Terminals — The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-B_NR™, ABSORB 350® and Walt™. In addition to these products the Company also offers guardrail end terminal products such as the X-Tension™ and TESI® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.
Specialty Barriers — The Company also offers specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is becoming an area of focus for reducing the amount and severity of injuries.
Road Marking and Road Safety Equipment — The Company also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. The Company also manages an ISO 17025 certified testing laboratory, Safe Technologies, Inc., that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (EN1317) for these types of products. The NCHRP Report 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.
Other Products — The Company’s Diversified Manufacturing and Tubing business unit (“Diversified Manufacturing”) manufactures and markets large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies and railroads. Each customer benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.
Markets — The Company’s primary infrastructure market includes moveable concrete barriers, delineation systems, guardrails and similar protective equipment. The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and the purchase of rights-of-way for roadway expansion and development of technologies for relief of roadway congestion. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.
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
Competition — The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $4.3 million, $3.7 million and $3.0 for fiscal years 2011, 2010 and 2009, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB® system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

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
The following table describes the Company’s total irrigation and infrastructure revenues for the past three years. United States export revenue is included in International as the region of destination. No individual foreign country’s operating revenues were material for separate disclosure purposes.

	For the years ended August 31,
	2011		2010		2009
		% of Total		% of Total		% of Total
$ in millions	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$307.7	64	$204.5	57	$200.6	60
International	171.2	36	153.9	43	135.6	40

Total Revenues	$478.9	100	$358.4	100	$336.2	100

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
ORDER BACKLOG
As of August 31, 2011, the Company has an order backlog of $46.0 million compared with $38.4 million at August 31, 2010. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period.
Generally, the Company manufactures or purchases the components for its irrigation equipment from a sales forecast and prepares the equipment for shipment upon the receipt of a U.S. or international dealer’s firm order. Irrigation equipment orders from U.S. dealers are generally accompanied with a down payment unless they are purchased through one of the Company’s dealer network preferred vendor financing programs. Irrigation equipment orders being delivered to international markets from the U.S. are generally shipped against prepayments or receipt of an irrevocable letter of credit confirmed by a U.S. bank or other secured means, which call for delivery within time periods negotiated with the customer. Orders delivered from the Company’s international irrigation manufacturing operations are generally shipped according to payment and/or credit terms customary to that country or region.

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
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2011, 2010, and 2009 were $8.4 million, $5.8 million and $10.5 million, respectively. Capital expenditures for fiscal 2012, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $9.0 to $11.0 million. The planned expenditures include equipment for manufacturing equipment replacement, tooling, and facilities for identified efficiency improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.
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
EMPLOYEES
The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2011, 2010, and 2009 were 999, 891 and 766, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.
ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS
Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described below, and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition.
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required, the Company believes that meaningful estimates of costs or range of costs cannot currently be made for all future remediation requirements. The Company is scheduled to meet with the EPA in fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site.
During fiscal 2011, the Company accrued incremental costs of $1.3 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. Amounts accrued in balance sheet liabilities related to the remediation actions were $1.5 million and $0.9 million at August 31, 2011 and 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the amount accrued as of August 31, 2011 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.
FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS
The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in France, Brazil, Italy and China as well as distribution and sales operations in South Africa, Australia and New Zealand. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries, which are approximately 19% and 20% of total consolidated Company sales in fiscal 2011 and 2010, respectively, are conducted in local currencies.
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
INFORMATION AVAILABLE ON THE LINDSAY WEBSITE
The Company makes available free of charge on its website homepage, under the tab “Investors — SEC Filings”, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tab “Investors — Governance — Committees” and “Investors — Governance — Ethics”:
Audit Committee Charter
Compensation Committee Charter
Corporate Governance and Nominating Committee Charter
Corporate Governance Principles
Code of Ethical Conduct
Code of Business Conduct and Ethics
Employee Complaint Procedures for Accounting and Auditing Matters
Special Toll-Free Hotline Number and E-mail Address for Making Confidential or Anonymous Complaints
These documents are also available in print to any shareholder upon request, by sending a letter addressed to the Secretary of the Company.

ITEM 1A	— Risk Factors
The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.
The Company’s U.S. and international irrigation equipment sales are highly dependent on the agricultural industry. The Company’s U.S. and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net cash farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.
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
The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2011, approximately 36% of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Specifically, international revenues are primarily generated from Australia, New Zealand, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates. International sales are also more susceptible to disruption from political instability and similar incidents.
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
The Company’s Lindsay, Nebraska site was added to the EPA’s list of priority superfund sites in 1989. The Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination. Under this review process, the Company is scheduled to meet with the EPA in fiscal 2012 to discuss options that could result in a more permanent or more clearly defined remediation of the source area of contamination at the site.

Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is expected that additional testing and additional environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. Additional expenses could significantly exceed the amount accrued as of August 31, 2011 and could be material to the operating results of any fiscal quarter or fiscal year. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note L to the Company’s consolidated financial statements.
The Company’s sales and access to credit may be negatively affected by current economic conditions. The ongoing instability in U.S. and international financial and credit markets along with the resulting global recessionary concerns and the slow economic recovery has adversely affected, and is expected to continue to adversely affect, the ability of farmers and government agencies to buy and finance irrigation equipment and highway infrastructure equipment, respectively. It is not certain how long these factors may affect demand for the Company’s products. Disruptions in the financial and credit markets could also restrict the Company’s ability to access credit financing under its existing credit facilities or to obtain additional financing.
The Company’s consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency translation risk. The reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements. Substantial fluctuations in the value of the U.S. dollar compared to those other currencies could have a significant impact on the Company’s results.
Expansion of the Company’s business may result in unanticipated adverse consequences. The Company routinely considers possible expansions of the business, both domestically and in foreign locations. Acquisitions, partnerships, joint ventures or other similar major investments require significant managerial resources, which may be diverted from the Company’s other business activities. The risks of any expansion of the business through investments, acquisitions, partnerships or joint ventures are increased due to the significant capital and other resources that the Company may have to commit to any such expansion, which may not be recoverable if the expansion initiative to which they were devoted is not fully implemented or is ultimately unsuccessful. As a result of these risks and other factors, including general economic risk, the Company may not be able to realize projected returns from any recent or future acquisitions, partnerships, joint ventures or other investments.

ITEM 1B	— Unresolved Staff Comments
None.

ITEM 2	— Properties
The Company believes that each of its owned properties to be well maintained and adequate for present use. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs. Leased properties are covered by leases expiring over terms of generally one to eleven years. The Company does not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities. The following are the Company’s significant properties.

	Geographic	Own/	Lease	Square
Segment	Location (s)	Lease	Expiration	Feet	Property Description
Corporate	Omaha, Nebraska	Lease	2019	30,000	The Corporate headquarters includes office space for its executive offices, U.S. and international sales and marketing offices and engineering laboratory space.
Irrigation and Infrastructure	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products located on six acres
Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Two commercial buildings on five acres where it designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products for the European markets, consists of three separate buildings situated on 3.5 acres
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Lease	2013	67,000	Manufacturing plant for irrigation products for the South American markets, consists of two buildings
Irrigation	Tianjin, China	Lease	2013	57,000	Manufacturing plant for irrigation products for the Chinese markets
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products

Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products located on seven acres
Irrigation	Pasco, Grandview, and Othello, Washington	Lease	2014 – 2022	26,000	Retail irrigation operations in three leased buildings
Irrigation	Paarl, South Africa	Lease	2016	20,000	Warehouse facility for the sub-Saharan Africa markets
Irrigation	Milford, Nebraska	Lease	2015	14,400	Manufacturing and engineering locations related to Digitec, Inc.
Irrigation	Toowoomba, Queensland, Australia; Feilding, New Zealand	Lease	2014	8,000	Warehouse facilities for the Australian and New Zealand Markets
Irrigation	Pasco, Washington; Hermiston, Oregon; Portland, Oregon	Lease	2013	6,000	Office and warehouse locations related to IRZ Consulting, LLC

ITEM 3	— Legal Proceedings
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
Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol LNN. As of September 30, 2011, there were approximately 177 shareholders of record.
The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2011 Stock Price			Fiscal 2010 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$66.48	$37.22	$0.085	$45.08	$31.20	$0.080
Second Quarter	79.56	58.00	0.085	47.45	35.02	0.080
Third Quarter	85.87	61.85	0.085	43.92	33.00	0.080
Fourth Quarter	73.03	47.68	0.090	38.19	30.80	0.085
Year	$85.87	$37.22	$0.345	$47.45	$30.80	$0.325
The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.
Purchases of equity securities by the issuer and affiliated purchases — The Company made no repurchases of its Common Stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2011; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s Common Stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s Common Stock in the open market or otherwise.

Peer Performance Table — The graph below compares the cumulative 5-year total return attained by shareholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2011. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2006 and the graph shows its relative performance through August 31, 2011.

	8/31/2006	8/31/2007	8/31/2008	8/31/2009	8/31/2010	8/31/2011

Lindsay Corporation	100.00	143.20	290.54	148.49	133.09	225.76
S&P Smallcap 600	100.00	114.27	107.18	84.96	91.60	113.98
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck	100.00	153.55	131.99	90.13	101.67	127.29

ITEM 6	— Selected Financial Data

	For the Years Ended August 31,
in millions, except per share amounts	2011	2010	2009	2008	2007
Operating revenues (1)	$478.9	$358.4	$336.2	$475.1	$281.9
Gross profit	129.8	98.9	80.6	123.8	69.7
Operating expenses	73.2	61.1	58.2	61.6	46.0
Operating income	56.6	37.8	22.4	62.2	23.8
Net earnings	36.8	24.9	13.8	39.4	15.6
Net diluted earnings per share	2.90	1.98	1.11	3.20	1.31
Cash dividends per share	0.345	0.325	0.305	0.285	0.265
Property, plant and equipment, net	58.5	57.6	59.6	57.6	44.3
Total assets	381.1	325.5	307.9	325.9	242.2
Long-term obligations	4.3	8.6	19.5	25.6	31.8
Return on sales	7.7%	6.9%	4.1%	8.3%	5.5%
Return on beginning assets (2)	11.3%	8.1%	4.2%	16.3%	8.1%
Diluted weighted average shares	12.692	12.585	12.461	12.324	11.964

(1)	Fiscal 2011 includes the operating results of Digitec, Inc. acquired in fourth quarter of fiscal 2010 and WMC Technology Limited acquired in first quarter of fiscal 2011.

Fiscal 2010 includes the operating results of the railroad signals and structures business acquired from GE Transportation Systems Global Signaling, LLC in the fourth quarter of fiscal 2009.

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
Concerning Forward-Looking Statements — This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2012 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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

Overview
The Company manufactures and markets Zimmatic®, Greenfield®, Stettyn™, and Perrot™ center pivot, lateral move, and hose reel irrigation systems. The Company also produces irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in France, Brazil, Italy and China as well as distribution and sales operations in South Africa, Australia and New Zealand. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its production facilities in Omaha, Nebraska, Rio Vista, California and Milan, Italy. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.
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
The Company will continue to focus on opportunities for growth both organically and through acquisitions. The Company’s recent business combinations include IRZ Consulting, LLC on August 26, 2011, WMC Technology Limited on November 3, 2010, Digitec, Inc. (“Digitec”) on August 31, 2010 and Watertronics, LLC on January 24, 2008. These acquisitions reflect the execution of the Company’s strategy to grow its irrigation business with additional proprietary irrigation products. In addition, on August 28, 2009, the Company completed the acquisition of certain assets of GE Transportation Systems Global Signaling, LLC. The Company sees opportunities to create shareholder value through the acquisition of product line extensions that will enhance the Company’s highway safety product offering, globally.
Since 2001, the Company has added the operations in Europe, South America, South Africa, Australia, New Zealand and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. As a result, none of the international operations has achieved the operating margin of the United States based irrigation operations.
Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires a public entity presenting comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this standard to impact the consolidated financial statements except for the requirement of additional pro forma disclosures.
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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact the consolidated financial statements.
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
Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:
Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, and at operating locations in California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.
Valuation of Goodwill, Identifiable Intangible Assets and Other Long-Lived Assets
Assessment of the potential impairment of goodwill, intangible assets and other long-lived assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at August 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular assets being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment and assumptions by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2011.

While the fair value of most of the Company’s reporting units exceeded the respective carrying values by a substantial margin, one international reporting unit, which has goodwill of $6.1 million, had an estimated fair value less than 10% in excess of carrying value. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2011, 2010, and 2009. If assumptions on discount rates and future cash flows change as a result of events or circumstances, and the Company believes that the long-term profitability may have declined in value, then the Company may record impairment charges, resulting in lower profits. Sales and profitability of each of the Company’s reporting units may fluctuate from year to year and within a year. In the evaluation of the fair value of reporting units, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.
Indefinite life intangible assets primarily consist of tradenames/trademarks. The fair value of these assets are determined using a “relief from royalty” analysis that determines the fair value of each trademark through use of a discounted cash flow model that incorporates an estimated “royalty rate” the Company would be able to charge a third party for the use of the particular trademark. When determining the future cash flow estimates, the Company must estimate future net sales and a fair market royalty rate for each applicable tradename at an appropriate discount rate to measure the present value of the anticipated cash flows. Estimating future net sales requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and consumer trends.
Revenue Recognition
The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation.
Revenues from the sale of the Company’s irrigation products to its U.S. independent dealers, international locations, and sales by its international locations are recognized based on the delivery terms in the sales contract. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value. Revenues for retail sales of irrigation products are recognized when the product or service is delivered to the end-user customers. A small portion of the Company’s revenues relate to subscription revenue of wireless management services and are recognized on a straight-line basis over the contract term.
Revenues from the sale of infrastructure products are usually recognized when the product is delivered to the customer; however, they are dependent on the specific delivery terms in the sales contract. The Company leases certain infrastructure property held for lease to customers such as moveable concrete barriers and QMB® systems. Revenues for the lease of infrastructure property held for lease are recognized on a straight-line basis over the lease term. If an infrastructure project is completed ahead of schedule and prior to the lease term end date, the Company accelerates the lease term and the timing of recognized revenue once the Company is no longer required to perform under the lease contract.
The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by the Company are included in cost of sales. Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for product warranties, product rebates, cash discounts and fair value of separate units of accounting on multiple deliverables.

Results of Operations
The following “Fiscal 2011 Compared to Fiscal 2010” and the “Fiscal 2010 Compared to Fiscal 2009” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note O to the consolidated financial statements.
Fiscal 2011 Compared to Fiscal 2010
The following table provides highlights for fiscal 2011 compared with fiscal 2010:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$478,890	$358,440	33.6%
Cost of operating revenues	$349,105	$259,540	34.5%
Gross profit	$129,785	$98,900	31.2%
Gross margin	27.1%	27.6%
Operating expenses (1)	$73,199	$61,058	19.9%
Operating income	$56,586	$37,842	49.5%
Operating margin	11.8%	10.6%
Interest expense	$(762)	$(1,557)	(51.1)%
Interest income	$315	$352	(10.5)%
Other income (expense), net	$375	$145	158.6%
Income tax provision	$19,712	$11,920	65.4%
Effective income tax rate	34.9%	32.4%
Net earnings	$36,802	$24,862	48.0%
Irrigation Equipment Segment (See Note O)
Operating revenues	$369,930	$258,666	43.0%
Operating income (2)	$59,703	$40,869	46.1%
Operating margin (2)	16.1%	15.8%
Infrastructure Products Segment (See Note O)
Operating revenues	$108,960	$99,774	9.2%
Operating income (2)	$11,901	$11,083	7.4%
Operating margin (2)	10.9%	11.1%

(1)	Includes $15.0 million and $14.1 million of unallocated general and administrative expenses for fiscal 2011 and fiscal 2010, respectively.

(2)	Excludes unallocated corporate general and administrative expenses.
Revenues
Operating revenues for fiscal 2011 increased by $120.5 million to $478.9 million compared with $358.4 million in fiscal 2010. The increase is attributable to a $111.3 million increase in irrigation equipment revenues and a $9.2 million increase in infrastructure segment revenues.
U.S. irrigation equipment revenues of $227.6 million increased $74.8 million or 49% compared to fiscal 2010. The increase in U.S. irrigation equipment revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior fiscal year. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Relatively high commodity prices, with corn increasing 27% and soybeans increasing 11% from the same period last year, continued to support improved irrigation equipment demand. In August 2011, the USDA increased its projected 2011 net farm income to be the highest on record and 31% higher than 2010, creating positive economic conditions for U.S. farmers.

International irrigation revenues of $142.3 million increased $36.5 million from fiscal 2010 revenues of $105.8 million. Operating revenues increased in nearly all international markets, most significantly in China, Brazil, Australia, New Zealand and the Middle East. Long-term market drivers of improving diets in a growing world-wide population combined with the water use efficiencies available from mechanized irrigation systems continue to be positive drivers for global irrigation equipment demand.
Infrastructure products segment revenues of $109.0 million increased by $9.2 million or 9% compared to the prior fiscal year. The increase in infrastructure revenues was driven primarily by higher QMB® system revenue and from railroad signals and structures, commercial tubing and contract manufacturing businesses.
Gross Margin
Gross profit was $129.8 million for fiscal 2011, an increase of $30.9 million compared to fiscal 2010. Gross margin was 27.1% for fiscal 2011 compared to 27.6% for the prior fiscal year. Gross margins were lower primarily due to regional sales mix, product mix, and factory inefficiencies during the implementation of a new enterprise resource planning system in the Nebraska-based operations.
Operating Expenses
The Company’s operating expenses of $73.2 million for fiscal 2011 increased $12.1 million compared to fiscal 2010 operating expenses of $61.1 million. The increase in operating expenses for fiscal 2011 was primarily attributable to investments in sales and marketing, higher research and development expenses, higher incentive compensation, and inclusion of operating expenses from acquisitions completed in fiscal 2010. Operating expenses were 15.3% of sales for fiscal 2011 compared to 17.0% of sales for fiscal 2010.
Income Taxes
Income tax expense of $19.7 million for fiscal 2011 increased $7.8 million compared to fiscal 2010 income tax expense of $11.9 million. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate increased to 34.9% in fiscal 2011 compared to 32.4% in fiscal 2010. The increase in the effective income tax rate is primarily due to a reduction in state income tax credits of $1.4 million compared to fiscal 2010.
Net Earnings
Net earnings for fiscal 2011 were $36.8 million or $2.90 per diluted share for fiscal 2011 compared to $24.9 million, or $1.98 per diluted share for the prior fiscal year. The Company’s operating income increased to $56.6 million in fiscal 2011 compared to $37.8 million during the prior fiscal year primarily due to an increase in revenues partially offset by higher operating expenses.

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
Irrigation Equipment Segment (See Note O)
Operating revenues	$258,666	$255,507	1.2%
Operating income (2)	$40,869	$35,504	15.1%
Operating margin (2)	15.8%	13.9%
Infrastructure Products Segment (See Note O)
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
U.S. irrigation revenues decreased $3.3 million or 2% compared to fiscal 2009. This decrease in revenues was primarily due to a decrease of $20.9 million in U.S. irrigation revenues in the first quarter of fiscal 2010 as compared to the same prior year period due to record backlog from the end of fiscal 2008. Offsetting this decrease was an increase in the number of irrigation systems sold in the remaining fiscal quarters of fiscal 2010 compared to the same prior year periods. This was tempered by a decrease in the average selling price per unit. Commodity prices rose during the fourth quarter of fiscal 2010 with corn up approximately 70%, soybeans up approximately 26% and wheat up over 60% since early June 2010. The August update to the USDA for 2010 net farm income indicated a 28% increase compared to 2009. International irrigation revenues increased $6.4 million or 6% compared to fiscal 2009. The Company’s international irrigation business units in South America, South Africa and Europe, as well as exports to Mexico, all achieved solid growth in fiscal 2010, partially offset by lower revenues in other regions.
Infrastructure products segment revenues of $99.8 million increased by $19.1 million or 24% compared to the prior fiscal year. The increase in infrastructure revenues is attributable to revenues increasing primarily from sales of quick-change moveable barrier systems. The Company saw strong interest in its moveable barrier products which are a very cost effective way to add lane capacity. This increase was partially offset by smaller decreases at the Company’s business unit in Milan, Italy.

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
Operating Expenses
The Company’s operating expenses of $61.1 million for fiscal 2010 increased $2.8 million compared to fiscal 2009. The increase in operating expenses for fiscal 2010 was primarily attributable to increased investments in product development and higher incentive compensation resulting from improved financial performance. This was partially offset by lower personnel related costs. Operating expenses were 17.0% of sales for fiscal 2010 compared to 17.3% of sales for fiscal 2009.
Income Taxes
Income tax expense of $11.9 million for fiscal 2010 increased $5.2 million compared to fiscal 2009 income tax expense of $6.7 million. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate decreased to 32.4% in fiscal 2010 compared to 32.7% in fiscal 2009. The decrease in the effective income tax rate is primarily due to an increase in state income tax credits compared to fiscal 2009.
Net Earnings
Net earnings were $24.9 million or $1.98 per diluted share for fiscal 2010 compared with $13.8 million or $1.11 per diluted share for the same prior year period. The Company’s operating income increased to $37.8 million for fiscal 2010 compared to $22.4 million for fiscal 2009 due primarily to an increase in revenues and in gross margin, which were partially offset by higher operating expenses.
Liquidity and Capital Resources
The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.
The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. The Company has permanently reinvested cash and cash equivalents in foreign operations of $10.2 million and $6.4 million as of August 31, 2011 and 2010, respectively, and does not expect these balances to have a significant impact on the Company’s overall liquidity.
Cash flows provided by operations totaled $43.1 million for fiscal 2011 compared to $23.8 million provided by operations during the prior year. Cash provided by operations increased primarily due to an $11.9 million increase in net earnings and a $6.1 million decrease in cash used for working capital items.
Cash flows used in investing activities totaled $15.6 million for fiscal 2011 compared to cash flows used in investing activities of $9.7 million during fiscal 2010. The increase in cash used for investing activities was primarily due to an increase in purchases of property, plant and equipment, the acquisition of the assets of WMC Technology Limited in November 2010, the acquisition of IRZ Consulting, LLC in August 2011, and the settlement of net investment hedges.
Cash flows used in financing activities totaled $3.4 million for fiscal 2011 compared to cash flows used in financing activities of $16.2 million during the same prior year period. The decrease in cash used in financing activities compared to fiscal 2010 was primarily due to principal payments on long-term debt that were $8.5 million lower in fiscal 2011, a $2.4 million increase in excess tax benefits from stock-based compensation in fiscal 2011, and a $2.2 million increase in Common Stock issuances under the Company’s equity compensation plans in fiscal 2011.
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement, as amended on January 23, 2011, with Wells Fargo Bank, N.A. (the “Amended Revolving Credit Agreement”) which has a termination date of January 23, 2014. As of August 31, 2011 and 2010, there were no outstanding balances on the Amended Revolving Credit Agreement.

Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly or quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014, which is the termination date of the Amended Revolving Credit Agreement.
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.3 million as of August 31, 2011 (the “Euro Line of Credit”). At August 31, 2011 and 2010, there were no borrowings outstanding under the Euro Line of Credit. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (all inclusive, 2.13% at August 31, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.
The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, each effective as of June 1, 2006, with Wells Fargo Bank, N.A. (collectively, the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc. (“BSI”). Borrowings under the BSI Term Note originally bore interest at a rate equal to LIBOR plus 50 basis points. However, this variable interest rate was converted to a fixed rate of 6.05% through an interest rate swap agreement with the lender. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that commenced in September, 2006. The BSI Term Note is due on June 10, 2013.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due under the Notes may be declared to be immediately due and payable. At August 31, 2011 and 2010, the Company was in compliance with all loan covenants.
Inflation
The Company is subject to the effects of changing prices. During fiscal 2011, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.
Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements
In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company uses off-balance sheet arrangements, such as leases accounted for as operating leases, standby letters of credit and performance bonds, where sound business principles warrant their use. The table below sets forth the Company’s significant future obligations by time period. Where applicable, information included in the Company’s consolidated financial statements and notes is cross-referenced in this table.

						More
$ in thousands	Note		Less than	2-3	4-5	than 5
Contractual Obligations	Reference	Total	1 Year	Years	Years	Years
Leases	L	$9,718	$2,295	$3,125	$1,845	$2,453
Term Note Obligation	J	8,571	4,286	4,285	—	—
Interest Expense	J	583	421	162	—	—
Unrecognized Tax Benefits (1)	D	1,565	—	—	—	1,565
Supplemental Retirement Plan	M	6,787	557	1,079	1,058	4,093

Total		$27,224	$7,559	$8,651	$2,903	$8,111

(1)
Future cash flows for unrecognized tax benefits reflect the recorded liability, including interest and penalties, in accordance with FIN 48 as of August 31, 2011. Amounts for which the year of settlement cannot be reasonably estimated have been included in the “More than 5 years” column.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Conditions and Fiscal 2012 Outlook
Strong sales in the fourth fiscal quarter of 2011 completed a year in which the Company experienced significant growth in nearly all irrigation markets and the highest revenues in Company history.
Agricultural commodity prices, which are subject to a variety of external factors historically driving significant fluctuation, remained relatively high at the end of fiscal 2011, continuing to support improved irrigation equipment demand. In August 2011, the USDA increased its projected 2011 net farm income to be the highest on record and 31% higher than 2010, creating positive economic conditions for U.S. farmers. The Company believes that the positive economic conditions for farmers, the Section 179 deduction for the write-off for accelerated depreciation of equipment purchases in the U.S., and the global drive for food security will support continued strong demand in fiscal 2012. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.
In the near-term, the governmental debt environment will likely lead to additional examination of farm subsidies and tax credits, such as the Volumetric Ethanol Excise Tax Credit for ethanol and the extension of the Section 179 deduction for accelerated depreciation on equipment purchased, which could impact demand in the U.S. market.
In the infrastructure segment the Company has recently experienced stable sales in an environment that is supported primarily by highway and railroad spending. The Company continues to experience global interest in its QMB® systems as a cost effective method for managing traffic congestion by safely adding lane capacity; however, the timing of orders for these projects is uncertain and difficult to forecast in the present economic environment. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety. The outlook for general government funded infrastructure spending remains challenging due to global governmental budget constraints and uncertainty on timing of a multi-year U.S. highway bill.
As of August 31, 2011, the Company has an order backlog of $46.0 million compared with $43.3 million at May 31, 2011 and $38.4 million at August 31, 2010. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period.
For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition, Lindsay continues to have an on-going, structured, acquisition process that will generate additional growth opportunities throughout the world in water and infrastructure. The Company’s strong balance sheet has positioned the Company to invest in growth initiatives both organically and through acquisitions. Lindsay is committed to achieving earnings growth through global market expansion, improvements in margins, and strategic acquisitions.

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
The Company has manufacturing operations in the United States, France, Brazil, Italy and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of our operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At August 31, 2011, the Company had outstanding forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.
In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At August 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 10.0 million Euro at fixed prices expected to settle during the first quarter of fiscal 2012.
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
We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Omaha, Nebraska
October 27, 2011

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2011	2010	2009

Operating revenues	$478,890	$358,440	$336,228
Cost of operating revenues	349,105	259,540	255,597

Gross profit	129,785	98,900	80,631

Operating expenses:
Selling expense	27,842	23,070	22,361
General and administrative expense	34,954	30,196	29,816
Engineering and research expense	10,403	7,792	6,037

Total operating expenses	73,199	61,058	58,214

Operating income	56,586	37,842	22,417

Other income (expense):
Interest expense	(762)	(1,557)	(2,030)
Interest income	315	352	934
Other income (expense), net	375	145	(782)

Earnings before income taxes	56,514	36,782	20,539

Income tax provision	19,712	11,920	6,716

Net earnings	$36,802	$24,862	$13,823

Basic net earnings per share	$2.93	$2.00	$1.12

Diluted net earnings per share	$2.90	$1.98	$1.11

Weighted average shares outstanding	12,560	12,451	12,294
Diluted effect of stock equivalents	132	134	167

Weighted average shares outstanding assuming dilution	12,692	12,585	12,461

Cash dividends per share	$0.345	$0.325	$0.305

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$108,167	$83,418
Receivables, net of allowance of $2,340 and $2,244, respectively	79,006	63,629
Inventories, net	49,524	45,296
Deferred income taxes	8,598	6,722
Other current assets	12,398	8,946

Total current assets	257,693	208,011

Property, plant and equipment, net	58,465	57,646
Other intangible assets, net	28,639	27,715
Goodwill, net	30,943	27,395
Other noncurrent assets	5,404	4,714

Total assets	$381,144	$325,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,153	$26,501
Current portion of long-term debt	4,286	4,286
Other current liabilities	42,880	36,295

Total current liabilities	79,319	67,082

Pension benefits liabilities	6,231	6,400
Long-term debt	4,285	8,571
Deferred income taxes	12,550	10,816
Other noncurrent liabilities	3,094	3,005

Total liabilities	105,479	95,874

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000 shares authorized, 18,374 and 18,185 shares issued at August 31, 2011 and 2010, respectively)	18,374	18,185
Capital in excess of stated value	39,058	30,756
Retained earnings	302,732	270,272
Less treasury stock (at cost, 5,698 shares at August 31, 2011 and 2010, respectively)	(90,961)	(90,961)
Accumulated other comprehensive income, net	6,462	1,355

Total shareholders’ equity	275,665	229,607

Total liabilities and shareholders’ equity	$381,144	$325,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

]\

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Capital in			Accumulated
	Shares of	Shares of		excess of			other	Total
	Common	Treasury	Common	stated	Retained	Treasury	comprehensive	Shareholders’
(in thousands, except per share amounts)	stock	stock	stock	value	earnings	stock	income (loss)	equity
Balance at August 31, 2008	18,055	5,843	$18,055	$26,352	$239,676	$(93,275)	$5,093	$195,901

Comprehensive income:
Net earnings	—	—	—	—	13,823	—	—	13,823
Other comprehensive income	—	—	—	—	—	—	(2,098)	(2,098)

Total comprehensive income								11,725
Cash dividends ($0.305) per share	—	—	—	—	(3,754)	—	—	(3,754)
Issuance of common stock under stock compensation plans	74	(80)	74	225	(157)	1,277	—	1,419
Excess tax benefits from stock-based compensation	—	—	—	293	—	—	—	293
Stock-based compensation expense	—	—	—	2,074	—	—	—	2,074

Balance at August 31, 2009	18,129	5,763	$18,129	$28,944	$249,588	$(91,998)	$2,995	$207,658

Comprehensive income:
Net earnings	—	—	—	—	24,862	—	—	24,862
Other comprehensive income	—	—	—	—	—	—	(1,640)	(1,640)

Total comprehensive income								23,222
Cash dividends ($0.325) per share	—	—	—	—	(4,051)	—	—	(4,051)
Issuance of common stock under stock compensation plans	56	(65)	56	(417)	(127)	1,037	—	549
Excess tax benefits from stock-based compensation	—	—	—	127	—	—	—	127
Stock-based compensation expense	—	—	—	2,102	—	—	—	2,102

Balance at August 31, 2010	18,185	5,698	$18,185	$30,756	$270,272	$(90,961)	$1,355	$229,607

Comprehensive income:
Net earnings	—	—	—	—	36,802	—	—	36,802
Other comprehensive income	—	—	—	—	—	—	5,107	5,107

Total comprehensive income								41,909
Cash dividends ($0.345) per share	—	—	—	—	(4,342)	—	—	(4,342)
Issuance of common stock under stock compensation plans	189	—	189	2,547	—	—	—	2,736
Excess tax benefits from stock-based compensation	—	—	—	2,487	—	—	—	2,487
Stock-based compensation expense	—	—	—	3,268	—	—	—	3,268

Balance at August 31, 2011	18,374	5,698	$18,374	$39,058	$302,732	$(90,961)	$6,462	$275,665

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
($ in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,802	$24,862	$13,823
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,734	10,710	10,442
Provision for uncollectible accounts receivable	388	732	558
Deferred income taxes	(2,828)	(1,500)	(1,226)
Stock-based compensation expense	3,474	2,206	2,140
Other, net	208	(399)	1,357
Changes in assets and liabilities:
Receivables	(12,626)	(22,294)	43,316
Inventories	(1,826)	827	7,726
Other current assets	(1,430)	(2,862)	1,009
Accounts payable	4,780	6,739	(12,116)
Other current liabilities	8,223	1,388	(6,965)
Current taxes payable	(2,327)	5,287	(3,140)
Other noncurrent assets and liabilities	(1,517)	(1,863)	571

Net cash provided by operating activities	43,055	23,833	57,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,405)	(5,784)	(10,500)
Proceeds from sale of property, plant and equipment	80	606	21
Acquisition of business, net of cash acquired	(6,180)	(6,436)	(3,076)
Proceeds from note receivable	—	1,409	—
(Payment) proceeds for settlement of net investment hedge	(1,119)	518	859

Net cash used in investing activities	(15,624)	(9,687)	(12,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under stock compensation plans	2,736	549	1,419
Principal payments on long-term debt	(4,286)	(12,769)	(6,171)
Net borrowing on revolving line of credit	—	—	(1,633)
Excess tax benefits from stock-based compensation	2,487	76	344
Dividends paid	(4,342)	(4,051)	(3,754)

Net cash used in financing activities	(3,405)	(16,195)	(9,795)

Effect of exchange rate changes on cash	723	(462)	165

Net increase (decrease) in cash and cash equivalents	24,749	(2,511)	35,169
Cash and cash equivalents, beginning of period	83,418	85,929	50,760

Cash and cash equivalents, end of period	$108,167	$83,418	$85,929

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$22,057	$8,368	$11,081
Interest paid	$860	$1,648	$2,146
The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural equipment since 1955 and has grown from a regional company to an international agribusiness and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments.
Irrigation Segment — The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone application. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska and Hartland, Wisconsin. Internationally, the Company has production operations in France, Brazil and China as well as distribution operations in South Africa, Australia and New Zealand. The Company also exports some of its equipment from the U.S. to other international markets.
Infrastructure Segment — The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, railroad signals and structures, and outsourced manufacturing services. The principal infrastructure manufacturing facilities are located in Rio Vista, California, Milan, Italy, and Omaha, Nebraska.
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
The significant accounting policies of the Company are as follows:
(1) Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
(2) Reclassifications
Certain reclassifications have been made to prior financial statements to conform to the current-year presentation.
(3) Stock Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units from new stock issuances, except for certain non-plan option shares granted in March 2000 that are issued from Treasury Stock upon exercise. All outstanding non-plan option shares were exercised in fiscal 2010.
The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform a service in exchange for the award.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance stock units issued under the 2010 Long-Term Incentive Plan will have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.
(4) Revenue Recognition
The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value.
The costs related to revenues are recognized in the same period in which the specific revenues are recorded. Shipping and handling fees billed to customers are reported in revenue. Shipping and handling costs incurred by the Company are included in cost of sales. Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues at the time of the original sale. Estimates used in the recognition of operating revenues and cost of operating revenues include, but are not limited to, estimates for product warranties, product rebates, cash discounts and fair value of separate units of accounting on multiple deliverables.
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
(8) Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, and at operating locations in California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(9) Property, Plant and Equipment
Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; temporary structures — 5 years; equipment — 3 to 10 years; leased Barrier Transfer Machines — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements — shorter of the economic life or term of the lease. All of the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2011, 2010 and 2009 no impairment losses were recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.
(10) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at August 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular assets being tested for impairment as well as a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment and assumptions by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge.
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
(12) Net Earnings per Share
Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent that they are not anti-dilutive. Performance stock units are included in the calculation of dilutive potential common shares once the threshold performance conditions have been satisfied. At August 31, 2011, the threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 3, 2008, November 12, 2009 and November 1, 2010 had not been satisfied, resulting in the exclusion of 98,625 performance stock units from the calculation of diluted net earnings per share.
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
There were 2,062, 476 and 24,204 restricted stock units excluded from the calculation of diluted net earnings per share since their inclusion would have been anti-dilutive for the years ended August 31, 2011, 2010 and 2009, respectively.

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
(15) Fair Value Measurements
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

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2011:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,167	$—	$—	$108,167
Derivative Liabilities	—	(634)	—	(634)
The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2010:

$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$83,418	$—	$—	$83,418
Derivative Assets	—	16	—	16
Derivative Liabilities	—	(987)	—	(987)
The carrying amount of long-term debt (including current portion) was $8.6 million and $12.9 million as of August 31, 2011 and 2010, respectively. The fair value of this debt at August 31, 2011 and 2010, was estimated at $8.5 million and $12.6 million, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.
(16) Treasury Stock
When the Company repurchases its outstanding stock, it records the repurchased shares at cost as a reduction to shareholders’ equity. The weighted average cost method is utilized for share re-issuances. The difference between the cost and the re-issuance price is charged or credited to a “capital in excess of stated value — treasury stock” account to the extent that there is a sufficient balance to absorb the charge. If the treasury stock is sold for an amount less than its cost and there is not a sufficient balance in the capital in excess of stated value — treasury stock account, the excess is charged to retained earnings.
(17) Contingencies
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
(18) Translation of Foreign Currency
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

B. ACQUISITIONS
The Company acquires businesses synergistic to the Company’s core irrigation and infrastructure businesses and to align with its strategic intent with respect to growth markets and adjacent product lines or technologies. The Company accounts for business combinations in accordance with ASC 805 — Business Combinations, which requires the recognition of the identifiable assets acquired, liabilities assumed, goodwill, and any noncontrolling interest in the acquiree. In addition, the Company expenses all acquisition-related costs in the period in which the costs are incurred and the services received. For fiscal 2011, 2010 and 2009, the acquisition-related expenses are not included because the impact on the Company’s consolidated financial statements was not considered to be material.
IRZ Consulting, LLC
On August 26, 2011, the Company completed the acquisition of IRZ Consulting, LLC (“IRZ”) based in Pasco, Washington and Portland, Oregon. The IRZ business is involved in irrigation engineering, field monitoring, and broadband internet services for rural areas. Total consideration paid was $4.9 million which was financed with cash on hand. The allocation of purchase price for IRZ is considered preliminary, largely with respect to certain acquired intangible assets and other long-term liabilities. Goodwill recorded in connection with this acquisition is deductible for income tax purposes.
WMC Technology Limited
On November 3, 2010, the Company completed the acquisition of certain assets of WMC Technology Limited (“WMC”) based in Feilding, New Zealand. The assets acquired primarily relate to technology that has enhanced the Company’s irrigation product offerings. Total consideration paid was $1.3 million which was financed with cash on hand. The fair value assigned to the assets was finalized in the second quarter of the Company’s 2011 fiscal year. Goodwill recorded in connection with this acquisition is not deductible for income tax purposes.
The total purchase price for IRZ and WMC has been allocated to the tangible and intangible assets acquired and liabilities assumed based on fair value assessments. The Company’s allocation of purchase price for these acquisitions consisted of current assets of $0.9 million, fixed assets of $0.6 million, finite-lived intangible assets of $1.6 million, indefinite-lived intangible assets of $1.0 million, goodwill of $2.2 million, other long-term assets of $1.1 million, current liabilities of $0.4 million, and long-term liabilities of $0.8 million. Goodwill resulting from business combinations is largely attributable to the existing workforce and historical and projected profitability of the acquired businesses. The goodwill associated with WMC and IRZ are included in the goodwill of the Company’s irrigation segment. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated financial statements was not considered to be material.
Digitec, Inc.
On August 31, 2010, the Company completed the acquisition of all outstanding shares of stock of Digitec, Inc., (“Digitec”) based in Milford, Nebraska. Digitec is an electronics research, development and manufacturing company. The addition of Digitec enhances the Company’s capabilities in providing electronic design and integration. Total consideration paid to the selling shareholders was $6.4 million which was financed with cash on hand. The purchase price has been allocated to the tangible and intangible assets and liabilities assumed based on fair value assessments. The Company’s allocation of purchase price consisted of current assets of $1.1 million (including $0.1 million of cash), fixed assets of $0.8 million, intangible assets of $1.5 million, goodwill of $4.4 million, current liabilities of $0.5 million and long-term liabilities of $0.9 million. Goodwill related to the acquisition of Digitec primarily relates to intangible assets that do not qualify for separate recognition, including the experience and knowledge of Digitec management, its assembled workforce, and its intellectual capital and specialization within the Irrigation industry. Goodwill recorded in connection with this acquisition is non-deductible for income tax purposes. Proforma data is not presented for this acquisition, as it was not considered material.

C. COMPREHENSIVE INCOME
Comprehensive income (loss) was as follows:

	For the years ended August 31,
$ in thousands	2011	2010	2009
Net Income	$36,802	$24,862	$13,823

Other comprehensive income (loss):
Defined benefit pension plan	69	(50)	(501)
Cash flow hedges	319	1,201	(145)
Foreign currency translation, net of hedging activities	4,719	(2,791)	(1,452)

Total other comprehensive income (loss), net of tax expense (benefit) of $440, $1,104 and ($81)	5,107	(1,640)	(2,098)

Total other comprehensive income	$41,909	$23,222	$11,725

Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	For the years ended
	August 31,
$ in thousands	2011	2010
Accumulated other comprehensive income (loss):
Defined benefit pension plan, net of tax of $1,306 and $1,348	(2,139)	(2,208)
Cash flow hedges, net of tax of $155 and $348	(253)	(572)
Foreign currency translation, net of hedging activities, net of tax of $1,573 and $1,368	8,854	4,135

Total accumulated other comprehensive income	$6,462	$1,355

D. INCOME TAXES
For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2011	2010	2009
United States	$53,879	$34,165	$18,385
Foreign	2,635	2,617	2,154

	$56,514	$36,782	$20,539

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2011	2010	2009
Current:
Federal	$18,705	$11,077	$6,479
State	1,309	770	489
Foreign	2,526	1,573	974

Total current	22,540	13,420	7,942

Deferred:
Federal	(1,484)	501	(938)
State	(29)	(1,364)	(52)
Foreign	(1,315)	(637)	(236)

Total deferred	(2,828)	(1,500)	(1,226)

Total income tax provision	$19,712	$11,920	$6,716

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2011		2010		2009
$ in thousands	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$19,780	35.0	$12,874	35.0	$7,189	35.0
State and local taxes, net of federal tax benefit	889	1.6	540	1.5	275	1.3
State tax credits	—	—	(1,393)	(3.8)	—	—
Foreign tax rate differences	(257)	(0.5)	(122)	(0.3)	(302)	(1.5)
Domestic production activities deduction	(1,301)	(2.3)	(608)	(1.7)	(385)	(1.9)
R&D, Phone, and Fuel tax credits	(239)	(0.4)	(28)	(0.1)	(96)	(0.5)
Other	840	1.5	657	1.8	35	0.3

Effective rate	$19,712	34.9	$11,920	32.4	$6,716	32.7

In fiscal 2010, the Company recognized investment tax credits from the state of Nebraska’s economic development program, the Nebraska Advantage Act. These credits, which expire in fiscal 2018, reduced income tax expense by $1.4 million. The Company uses the deferral method of accounting for its investment tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2011	2010
Deferred tax assets:
Deferred rental revenue	$1,233	$2,148
Employee benefits liability	1,305	1,273
Net operating loss carryforwards	74	137
Defined benefit pension plan	1,306	1,348
Share-based compensation	1,614	1,515
State tax credits	802	934
Inventory	789	744
Warranty	1,268	592
Vacation	200	765
Accrued expenses and allowances	5,039	3,731

Total deferred tax assets	$13,630	$13,187

Deferred tax liabilities:
Intangible assets	(7,088)	(6,972)
Property, plant and equipment	(9,054)	(8,760)
Inventory	(113)	(130)
Other	(1,058)	(1,273)

Total deferred tax liabilities	(17,313)	(17,135)

Net deferred tax liabilities	$(3,683)	$(3,948)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2011 and 2010 has not been established.

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
A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

$ in thousands	2011	2010
Unrecognized Tax Benefits at September 1	$1,112	$1,464
Increases for positions taken in current year	78	42
Increases for positions taken in prior years	448	63
Decreases for positions taken in current year	—	—
Decreases for positions taken in prior years	—	—
Settlements with taxing authorities	—	—
Reduction resulting from lapse of applicable statute of limitations	(87)	(460)
Other increases (decreases)	14	3

Unrecognized Tax Benefits at August 31	$1,565	$1,112

The net amount of unrecognized tax benefits at August 31, 2011 and 2010 that, if recognized, would impact the Company’s effective tax rate was $1.6 million and $1.1 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.5 million and $0.4 million for the years ended August 31, 2011 and 2010, respectively.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has closed examination of the Company’s income tax returns through 2006. In addition, with regard to a number of state and foreign tax jurisdictions, the Company is no longer subject to examination by tax authorities for years prior to 2006.
While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.
The American Jobs Creation Act of 2004 (the “Jobs Act”)
On October 22, 2004, the Jobs Act was enacted, which created a “manufacturing deduction” that allows for a deduction from taxable income of up to 9% of “qualified production activities income” not to exceed taxable income. The deduction is phased in over a nine-year period, with the eligible percentage increasing from 3% in 2005 to 9% in 2010 and thereafter. The Company reported a $3.7 million, $1.7 million and $1.1 million manufacturing deduction for fiscal years 2011, 2010 and 2009, respectively.

E. INVENTORIES

	August 31,
$ in thousands	2011	2010
Inventory:
FIFO inventory	$22,614	$19,218
LIFO reserves	(7,178)	(6,263)

LIFO inventory	15,436	12,955

Weighted average inventory	20,848	15,854
Other FIFO inventory	15,407	18,532
Obsolescence reserve	(2,167)	(2,045)

Total inventories	$49,524	$45,296

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August 31,
	2011	2010
Raw materials	14%	12%
Work in process	8%	8%
Finished goods and purchased parts	78%	80%
F. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2011	2010
Operating property, plant and equipment:
Land	$2,859	$2,757
Buildings	29,372	28,294
Equipment	71,942	66,754
Other	5,521	3,830

Total operating property, plant and equipment	109,694	101,635
Accumulated depreciation	(65,083)	(58,429)

Total operating property, plant and equipment, net	$44,611	$43,206

Property held for lease:
Machines	3,907	4,360
Barriers	18,198	16,215

Total property held for lease	$22,105	$20,575
Accumulated depreciation	(8,251)	(6,135)

Total property held for lease, net	$13,854	$14,440

Property, plant and equipment, net	$58,465	$57,646

Depreciation expense was $9.0 million, $8.1 million and $7.6 million for the years ended August 31, 2011, 2010, and 2009, respectively.

G. OTHER NONCURRENT ASSETS

	August 31,
$ in thousands	2011	2010
Other noncurrent assets:
Cash surrender value of life insurance policies	$2,414	$2,335
Split dollar life insurance	929	929
Deferred income taxes	269	145
Other	1,792	1,305

Total noncurrent assets	$5,404	$4,714

H. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill by reportable segment for the year ended August 31, 2011 and 2010 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of September 1, 2009	$6,978	$17,196	$24,174
Acquisition of Digitec	3,913	—	3,913
Foreign currency translation	(10)	(682)	(692)

Balance as of August 31, 2010	10,881	16,514	27,395
Acquisition of IRZ and WMC	2,182	—	2,182
Finalization of Digitec Acquisition	490	—	490
Foreign currency translation	129	747	876

Balance as of August 31, 2011	$13,682	$17,261	$30,943

Other Intangible Assets
The components of the Company’s identifiable intangible assets at August 31, 2011 and 2010 are included in the table below.

	August 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
$ in thousands	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Patents	$26,316	$(8,661)	$24,520	$(6,479)
Customer relationships	6,371	(2,768)	5,813	(2,112)
Non-compete agreements	852	(320)	543	(196)
Other	171	(41)	101	(56)
Unamortizable Intangible Assets:
Tradenames	6,719	—	5,581	—

Total	$40,429	$(11,790)	$36,558	$(8,843)

Amortization expense for amortizable intangible assets was $2.8 million, $2.6 million and $2.8 million for 2011, 2010, and 2009, respectively. Amortizable intangible assets are being amortized using the straight-line method over an average term of approximately 12.5 years.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal Years	$ in thousands
2012	$2,909
2013	2,827
2014	2,760
2015	2,493
2016	2,180
The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2011. While the fair value of most of the Company’s reporting units exceeded the respective carrying values by a substantial margin, one international reporting unit, which has goodwill of $6.1 million, had an estimated fair value less than 10% in excess of carrying value. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2011, 2010 and 2009. The Company does not include a roll forward of impairment losses because the Company has never had an impairment loss.
I. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2011	2010
Other current liabilities:
Payroll, vacation and retirement plans	$13,364	$12,192
Deferred revenue	6,718	5,813
Warranty	3,651	1,862
Customer deposits	3,560	1,454
Dealer related liabilities	3,198	1,650
International freight accrual	1,780	173
Environmental remediation liability	1,540	900
Workers compensation and product liability	1,127	1,148
Taxes, other than income	1,009	2,156
Derivative liability	485	503
Income tax liability	460	2,829
Other	5,988	5,615

Total other current liabilities	$42,880	$36,295

J. CREDIT ARRANGEMENTS
Euro Line of Credit
The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $3.3 million as of August 31, 2011 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at August 31, 2011 or 2010. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro Interbank Offered Rate plus 110 basis points, (2.13% at August 31, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.

BSI Term Note
The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note originally bore interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the interest rate at 6.05 percent through an interest rate swap as described in Note K, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period that began in September, 2006. The BSI term note is due in June of 2013.
Snoline Term Note
The Company’s wholly-owned Italian subsidiary, Snoline S.P.A. (“Snoline”) had an unsecured $13.2 million seven-year Term Note and Credit Agreement with Wells Fargo Bank, N.A. that was effective on December 27, 2006 (the “Snoline Term Note”). On May 17, 2010, the Company repaid the $7.1 million outstanding balance on the Snoline Term Note in its entirety.
Revolving Credit Agreement
The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Company entered into the Second Amendment to the Revolving Credit Agreement, effective January 23, 2011 in order to extend the Revolving Credit Agreement’s termination date from January 23, 2012 to January 23, 2014. The Revolving Credit Agreement, as amended, is hereinafter referred to as the “Amended Revolving Credit Agreement.” The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At August 31, 2011 and 2010, there was no outstanding balance on the Amended Revolving Credit Agreement.
Borrowings under the Amended Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Amended Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25% on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014, which is the termination date of the Amended Revolving Credit Agreement.
The BSI Term Note and the Amended Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2011 and 2010, the Company was in compliance with all loan covenants.
Long-term debt consists of the following:

	August 31,
$ in thousands	2011	2010
BSI Term Note	$8,571	$12,857
Less current portion	(4,286)	(4,286)

Total long-term debt	$4,285	$8,571

Interest expense was $0.8 million, $1.6 million and $2.0 million for the years ended August 31, 2011, 2010 and 2009, respectively.

Principal payments due on the term note are as follows:

Due within:
1 year	$4,286
2 years	4,285
3 years	—

$8,571

K. FINANCIAL DERIVATIVES
Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$(218)	$(66)
Interest rate swap	Other current liabilities	(267)	(437)
Interest rate swap	Other noncurrent liabilities	(149)	(484)

Total derivatives designated as hedging instruments		$(634)	$(987)

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward contracts	Other current liabilities	$—	$16

In addition, accumulated other comprehensive income included gains, net of related income tax effects of $0.5 million and $1.0 million at August 31, 2011 and 2010, respectively, related to derivative contracts designated as hedging instruments.
Cash Flow Hedging Relationships
In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of this borrowing to a fixed rate of 6.05% per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note, thereby creating the equivalent of fixed-rate debt (see Note J, Credit Arrangements). Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in AOCI, net of related income tax effects.
Similarly, the Company entered into a cross currency swap transaction with Wells Fargo Bank, N.A fixing the conversion rate of Euros to U.S. dollars for the Snoline Term Note. In addition, the variable interest rate was converted to a fixed rate. Changes in the fair value of the cross currency swap designated as a hedging instrument that effectively offset the hedged risks were reported in AOCI, net of related income tax effects. On May 17, 2010, in conjunction with repaying the Snoline Term Note, the Company exited the cross currency swap transaction with a zero fair value.
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. At August 31, 2011 and 2010, the Company had forward exchange contracts with cash flow hedging relationships totaling less than $0.1 million included in other current liabilities.

	Amount of Gain/(Loss) Recognized in OCI
$ in thousands	For the years ended August 31,
	2011	2010	2009
Interest rate swap	$312	$289	$(2)
Cross currency swap	—	922	(143)
Foreign currency forward contracts	7	(10)	—

Total[1]	$319	$1,201	$(145)

[1]	Net of tax expense (benefit) of $193, $519 and ($54) for the years ended August 31, 2011, 2010 and 2009, respectively.

	Location of Gain/(Loss)
	Reclassified from AOCI	Amount of Gain (Loss) Reclassified from
$ in thousands	into Income	AOCI into Income
		For the years ended August 31,
		2011	2010	2009
Interest rate swap	Interest Expense	$(557)	$(850)	$(974)
Cross currency swap	Interest Expense	—	(884)	(346)
Foreign currency forward contracts	Revenue	(76)	(8)	—

		$(633)	$(1,742)	$(1,320)

	Location of Gain/(Loss)
	Recognized in Income	Gain/(Loss) Recognized in Income on
$ in thousands	(Ineffectiveness)	Derivatives (Ineffectiveness)
		For the years ended August 31,
		2011	2010	2009
Interest rate swap	Other income (expense)	$4	$(52)	$99
Cross currency swap	Other income (expense)	—	—	—
Foreign currency forward contracts	Other income (expense)	—	—	—

		$4	$(52)	$99

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
	For the years ended August 31,
$ in thousands	2011	2010	2009
Foreign currency forward contracts[1]	$(800)	$296	$455

(1)	Net of tax (benefit) expense of ($489), $181 and $279 for the years ended August 31, 2011, 2010 and 2009, respectively.

During fiscal 2011, 2010 and 2009, the Company settled Euro foreign currency forward contracts resulting in after-tax net (losses) gains of ($0.7 million), $0.3 million and $0.5 million, respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2011, 2010 and 2009. Accumulated currency translation adjustment in AOCI at August 31, 2011, 2010 and 2009 reflected after-tax gains of $0.9 million, $1.6 million and $1.2 million, net of related income tax effects of $0.5 million, $0.9 million and $0.8 million, respectively, related to settled foreign currency forward contracts.
At August 31, 2011 and 2010, the Company had outstanding Euro foreign currency forward contracts to sell 10.0 million Euro and 5.0 million Euro, respectively, at fixed prices to settle during the next fiscal quarter following each period. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.
Derivatives Not Designated as Hedging Instruments
In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At August 31, 2011, 2010 and 2009, the Company had no material undesignated hedges outstanding.
L. COMMITMENTS AND CONTINGENCIES
In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The current remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. In 2008, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.
The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required, the Company believes that meaningful estimates of costs or range of costs cannot currently be made for all future remediation requirements. The Company is scheduled to meet with the EPA in fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site.
During fiscal 2011, the Company accrued incremental costs of $1.3 million for additional environmental monitoring and remediation in connection with the current ongoing remedial action work plan. The undiscounted amounts accrued in balance sheet liabilities related to the remediation actions were $1.5 million and $0.9 million at August 31, 2011 and 2010, respectively. Although the Company has accrued all reasonably estimable costs of completing the actions defined in the current ongoing work plan agreed to between the Company and the EPA, it is expected that additional testing and environmental monitoring and remediation will be required in the near future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action work plan, which could result in the recognition of additional related expenses. While these additional expenses could significantly exceed the amount accrued as of August 31, 2011 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.

The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2011, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2012	$2,295
2013	1,977
2014	1,148
2015	957
2016	888
Thereafter	2,453

$9,718

Lease expense was $3.4 million, $2.8 million and $2.8 million for the years ended August 31, 2011, 2010, and 2009, respectively.
M. RETIREMENT PLANS
The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.5 million, $0.6 million and $0.6 million for the years ended August 31, 2011, 2010 and 2009, respectively.
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
As of August 31, 2011 and 2010, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation. The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$6,957	$6,964
Interest cost	334	351
Actuarial loss	53	259
Benefits paid	(557)	(617)

Benefit obligation at end of year	$6,787	$6,957

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2011	2010
Other current liabilities	$557	$557
Pension benefit liabilities	6,230	6,400

Net amount recognized	$6,787	$6,957

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2011	2010
Net actuarial loss	$(3,445)	$(3,556)
Transition obligation	—	—

Total	$(3,445)	$(3,556)

The assumptions used for the determination of the liability as of years ended:

	August 31,
	2011	2010
Discount rate	5.00%	5.00%
Assumed rates of compensation increases	N/A	N/A
Rate of return on underlying 401(k) investments	N/A	N/A
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.
The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	334	351	347
Net amortization and deferral	164	178	176

Total	$498	$529	$523

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2012 will be $166.
The assumptions used for the determination of the net periodic benefit cost were:

	For the years ended August 31,
	2011	2010	2009
Discount rate	6.00%	6.00%	6.00%
Assumed rates of compensation	N/A	N/A	3.50%
The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2012	557
2013	542
2014	537
2015	532
2016	526
Thereafter	4,093

N. WARRANTIES
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
The following tables provide the changes in the Company’s product warranties:

	For the years ended
	August 31,
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$1,862	$1,736
Liabilities accrued for warranties during the period	4,865	3,820
Warranty claims paid during the period	(3,076)	(3,694)

Product warranty accrual balance, end of period	$3,651	$1,862

Warranty costs were $4.9 million, $3.8 million, and $3.6 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
O. INDUSTRY SEGMENT INFORMATION
The Company manages its business activities in two reportable segments:
Irrigation: This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation reporting segment consists of twelve operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.
Infrastructure: This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure reporting segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria.
The accounting policies of the two reportable segments are described in the “Accounting Policies” section of Note A. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-reporting segment sales.
The Company has no single major customer representing 10% or more of its total revenues during fiscal 2011, 2010, or 2009.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2011	2010	2009
Operating revenues:
Irrigation	$369,930	$258,666	$255,507
Infrastructure	108,960	99,774	80,721

Total operating revenues	$478,890	$358,440	$336,228

Operating income:
Irrigation	$59,703	$40,869	$35,504
Infrastructure	11,901	11,083	(36)

Segment operating income	$71,604	$51,952	$35,468
Unallocated general and administrative expenses	(15,018)	(14,110)	(13,051)
Interest and other income (expense), net	(72)	(1,060)	(1,878)

Earnings before income taxes	$56,514	$36,782	$20,539

Total Capital Expenditures:
Irrigation	$5,490	$3,125	$5,681
Infrastructure	2,915	2,659	4,819

	$8,405	$5,784	$10,500

Total Depreciation and Amortization:
Irrigation	$6,009	$4,597	$4,191
Infrastructure	5,725	6,113	6,251

	$11,734	$10,710	$10,442

Total Assets:
Irrigation	$267,275	$206,885	$186,558
Infrastructure	113,869	118,596	121,339

	$381,144	$325,481	$307,897

Summarized financial information concerning the Company’s geographical areas is shown in the following tables. No individual foreign country’s operating revenues were material for separate disclosure purposes.

	For the years ended August 31,
$ in thousands	2011		2010		2009
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$307,694	64	$204,465	57	$200,625	60
International	171,196	36	153,975	43	135,603	40

Total Revenues	$478,890	100	$358,440	100	$336,228	100

	For the years ended August 31,
$ in thousands	2011		2010		2009
		% of Total		% of Total		% of Total
	Long-Lived	Long-Lived	Long-Lived	Long-Lived	Long-Lived	Long-Lived
	Assets	Assets	Assets	Assets	Assets	Assets
United States	$91,564	78	$89,935	80	$88,335	78
Italy	19,578	16	17,810	16	21,429	19
International	6,905	6	5,011	4	3,151	3

Total Long-Lived Assets	$118,047	100	$112,756	100	$112,915	100

P. SHARE BASED COMPENSATION
Share Based Compensation Program
Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2011, the Company’s share-based compensation plan was the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the stockholders of the Company, and became effective on January 25, 2010, and replaced the Company’s 2006 Long Term Incentive Plan. At August 31, 2011 the Company had share based awards outstanding under its 2001, 2006 and 2010 Long-Term Incentive Plans.
The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares, exclusive of any forfeitures from the 2001 and 2006 Long Term Incentive Plans. At August 31, 2011, 357,425 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2010 Plan. All stock awards will be counted against the 2010 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2010 Plan. The 2010 Plan also limits the total awards that may be made to any individual. Any options granted under the 2010 Plan would have an exercise price equal to the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The restricted stock units granted to employees and directors under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33% per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period. The performance stock units granted to employees under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved.
Share Based Compensation Information
The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2011, 2010 and 2009:

			Average
			Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(years)	Value (’000s)
Outstanding at August 31, 2009	370,099	$21.60	3.9	$7,370
Granted	—	—
Exercised	(78,324)	$15.50		$2,042
Forfeitures	(150)	$24.29

Outstanding at August 31, 2010	291,625	$23.23	3.7	$3,977

Granted	—	—
Exercised	(153,700)	$23.28		$7,001
Forfeitures	(1,350)	$24.33

Outstanding at August 31, 2011	136,575	$23.17	3.1	$5,331

There were 6,750, 27,115 and 109,450 outstanding stock options that vested during the fiscal years ended August 31, 2011, 2010 and 2009, respectively. The intrinsic value of options exercised for the fiscal years ended August 31, 2011, 2010 and 2009 was $7.0 million, $2.0 million and $3.3 million, respectively.

Cash received from option exercises for the fiscal years ended August 31, 2011, 2010 and 2009 was $2.7 million, $0.5 million and $1.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.7 million, $0.2 million and $0.2 million for fiscal 2011, 2010 and 2009, respectively.
The following table summarizes information about restricted stock units as of and for the years ended August 31, 2011, 2010 and 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Restricted stock units at August 31, 2009	76,727	$41.52
Granted	45,583	34.17
Vested	(41,376)	39.25
Forfeited	(5,841)	35.38

Restricted stock units at August 31, 2010	75,093	$38.61

Granted	40,699	55.27
Vested	(40,337)	43.91
Forfeited	(3,629)	51.17

Restricted stock units at August 31, 2011	71,826	$47.99

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2011, 2010 and 2009, outstanding restricted stock units included 5,658, 7,546 and 6,097 units, respectively, that will be settled in cash. The vesting date fair value of restricted stock units that vested was $1.7 million and $1.6 million for the years ended August 31, 2011 and 2010, respectively.
The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2011, 2010 and 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Units	Fair Value
Performance stock units at August 31, 2009	63,828	$41.48
Granted	45,608	32.81
Vested	(18,183)	33.49
Forfeited	(3,552)	32.81

Performance stock units at August 31, 2010	87,701	$38.98

Granted	27,932	55.45
Vested	(17,008)	47.27
Forfeited	—	—

Performance stock units at August 31, 2011	98,625	$42.21

In connection with the performance stock units, the performance goals are based upon a three-year average revenue growth and a three-year average return on net assets over the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Performance stock units that vested in fiscal 2011 and 2010 represented 13,395 and 24,964 actual shares of common stock issued. The vesting date fair value of performance stock units that vested was $0.6 million and $0.8 million for the years ended August 31, 2011 and 2010, respectively.

As of August 31, 2011, there was $4.2 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.8 years.
The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2011, 2010 and 2009:

	For the years ended August 31,
$ in thousands	2011	2010	2009
Share-based compensation expense included in cost of operating revenues	$157	$123	$145

Research and development	120	60	131
Sales and marketing	574	360	437
General and administrative	2,623	1,663	1,427

Share-based compensation expense included in operating expenses	3,317	2,083	1,995

Total share-based compensation expense	3,474	2,206	2,140
Tax benefit	(1,317)	(836)	(811)

Share-based compensation expense, net of tax	$2,157	$1,370	$1,329

Q. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2011
Operating revenues	$89,166	$120,168	$153,446	$116,110
Cost of operating revenues	64,943	86,159	111,947	86,056
Earnings before income taxes	6,577	17,001	23,159	9,777
Net earnings	4,286	11,325	15,289	5,902
Diluted net earnings per share[1]	$0.34	$0.89	$1.20	$0.46
Market price (NYSE)
High	$66.48	$79.56	$85.87	$73.03
Low	$37.22	$58.00	$61.85	$47.68

Year ended August 31, 2010
Operating revenues	$85,970	$85,196	$100,073	$87,201
Cost of operating revenues	60,166	63,067	74,818	61,489
Earnings (loss) before income taxes	10,928	6,556	9,636	9,662
Net earnings	6,677	5,978	6,248	5,959
Diluted net earnings per share[1]	$0.53	$0.48	$0.49	$0.48
Market price (NYSE)
High	$45.08	$47.45	$43.92	$38.19
Low	$31.20	$35.02	$33.00	$30.80

[1]
The quarterly diluted net earnings per share is calculated based on the weighted average shares outstanding assuming dilution for the quarter. There may be rounding differences between the sum of the quarterly diluted net earnings per share amounts and the year-to-date diluted net earnings per share.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2011.
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
We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2011, and our report dated October 27, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Omaha, Nebraska
October 27, 2011
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	— Other Information
None.

PART III

ITEM 10	— Directors, Executive Officers and Corporate Governance
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2011. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.
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

	Age	Position
Richard W. Parod	58	President and Chief Executive Officer
James C. Raabe	51	Vice President and Chief Financial Officer
Steven S. Cotariu	53	President — Infrastructure Business
David B. Downing	56	President — International Operations
Barry A. Ruffalo	41	President — Irrigation Business
Douglas A. Taylor*	48	President — Technology Business
Eric R. Arneson*	37	Vice President, General Counsel and Secretary
Dan G. Keller*	52	Vice President — Human Resources
Mark A. Roth*	36	Vice President — Corporate Development and Treasurer
Lori L. Zarkowski*	36	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.
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
Mr. James C. Raabe is Vice President and Chief Financial Officer of the Company, and has held such positions since June 2011. Prior to joining Lindsay and since April 1999, he served as Senior Vice President and Chief Financial Officer of Select Comfort Corporation. From September 1997 to April 1999, Mr. Raabe served as the Controller for Select Comfort Corporation. From May 1992 to September 1997, he served as Vice President — Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.
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
Mr. David B. Downing is President — International Operations of the Company and has held such position since March 2008. Between March 2009 and June 2011, Mr. Downing served as both Chief Financial Officer and President — International Operations of the Company. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such positions from August 2004, when he joined the Company, to March 2008. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, Illinois, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.

Mr. Barry A. Ruffalo is President — Irrigation Business of the Company and has held such position since March 2007, when he joined the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.
Mr. Douglas A. Taylor is President — Technology Business of the Company and has held such position since July 2011. Mr. Taylor joined the Company in May 2005 as the Chief Information Officer and was promoted to Vice President and Chief Information Officer in October 2006, a position he held until appointment to his current position. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President of Process and Systems Integration, Vice President of Financial Systems, and Director of Information Systems.
Mr. Eric R. Arneson is Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company. Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.
Mr. Dan G. Keller is Vice President — Human Resources of the Company and has held such position since April 2008, when he joined the Company. Prior to that time and since December 2006, Mr. Keller was a Director of Human Resources for Johnson & Johnson. Previously, Mr. Keller was with Pfizer Inc., the last seven years as a Director of Human Resources.
Mr. Mark A. Roth is Vice President — Corporate Development and Treasurer of the Company. Mr. Roth joined Lindsay in 2004, as Director of Corporate Development and was promoted to Vice President — Corporate Development in March 2007, adding Treasurer to his role in April 2008. From March 2001 through 2004 when he joined the Company, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund. From January 1998 through February 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.
Ms. Lori L. Zarkowski is Chief Accounting Officer of the Company, and has held such position since August 2011. Ms. Zarkowski joined Lindsay in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to joining the Company and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.
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
Code of Ethics — Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2011.

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
Equity Compensation Plan Information — The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2011 (there were no equity compensation plans not approved by security holders as of August 31, 2011):

(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants,	plans (excluding securities
PLAN CATEGORY	warrants, and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	301,368	$23.17	357,425

Total	301,368	$23.17	357,425

(1)
Plans approved by shareholders include the Company’s 2001, 2006 and 2010 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2006 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.

(2)
Column (a) includes (i) 98,625 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2011, and (ii) 66,168 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2011. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200% of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13	— Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Corporate Governance — Related Party Transactions” in the Proxy Statement.

ITEM 14	— Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

a(2) Exhibit
Lindsay Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended August 31, 2011, 2010 and 2009

		Additions
	Balance at	Charges to	Charged to		Balance at
	beginning	costs and	other		end of
(in thousands)	of period	expenses	accounts	Deductions	period
Year ended August 31, 2011:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	2,244	388	—	292	2,340
Allowance for inventory obsolescence (b)	2,045	426	(2)	302	2,167
Year ended August 31, 2010:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	1,864	732	4	356	2,244
Allowance for inventory obsolescence (b)	1,643	984	60	642	2,045
Year ended August 31, 2009:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	1,457	554	—	147	1,864
Allowance for inventory obsolescence (b)	1,409	492	—	258	1,643

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b)	Deductions consist of obsolete items sold or scrapped.

a(3) EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2007.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

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

10.6 **
Lindsay Corporation Management Incentive Plan (MIP), 2011 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010.

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

10.16	Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.

10.17
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

10.20
Employment Agreement, dated August 13, 2010, by and between the Company and Steve Cotariu, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

10.21	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.22
Amended and Restated Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on February 28, 2010.

10.23
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

10.26
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

10.28
Restated First Amendment to Credit Agreement, dated January 23, 2010, by and between Snoline S.p.A. and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.

10.29
First Bank Guarantee, dated December 27, 2006, by the Company in favor of Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 29, 2006.

10.30
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

10.32
First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010.

10.33
Second Amendment to Credit Agreement, dated January 23, 2011, by and between the Company and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2011.

10.34		Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

21	*	Subsidiaries of the Company

23	*	Consent of KPMG LLP

24	*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2011 on behalf of non-management directors.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

*	- filed herein

**
- certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of October, 2011.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE

	Name:	James C. Raabe
	Title:	Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of October, 2011.

/s/ Richard W. Parod Richard W. Parod	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ James C. Raabe James C. Raabe	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael N. Christodolou (1) Michael N. Christodolou	Chairman of the Board of Directors

/s/ Howard G. Buffett (1) Howard G. Buffett	Director

/s/ W. Thomas Jagodinski (1) W. Thomas Jagodinski	Director

/s/ J. David McIntosh (1) J. David McIntosh	Director

/s/ Michael C. Nahl (1) Michael C. Nahl	Director

/s/ Michael D.Walter (1) Michael D. Walter	Director

/s/ William f. welsh ii (1) William F. Welsh II	Director

(1) By:	/s/ Richard W. Parod Richard W. Parod, Attorney-In-Fact