Form 10-Q
period 2011-11-30
LINDSAY CORP
filed 2012-01-06
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

Lindsay Corporation

(Exact name of registrant as specified in its charter)

Delaware	47-0554096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 N. 111th Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

402-829-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of January 2, 2012, 12,699,038 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	September 30,	September 30,
	Three months ended
	November 30,
($ in thousands, except per share amounts)	2011	2010

Operating revenues	$119,205	$89,166
Cost of operating revenues	88,957	64,943

Gross profit	30,248	24,223

Operating expenses:
Selling expense	6,944	7,018
General and administrative expense	8,940	7,318
Engineering and research expense	2,056	2,564
Environmental remediation expense	7,225	713

Total operating expenses	25,165	17,613

Operating income	5,083	6,610

Other income (expense):
Interest expense	(143)	(186)
Interest income	96	42
Other income (expense), net	(595)	111

Earnings before income taxes	4,441	6,577

Income tax provision	1,520	2,291

Net earnings	$2,921	$4,286

Basic net earnings per share	$0.23	$0.34

Diluted net earnings per share	$0.23	$0.34

Weighted average shares outstanding	12,682	12,502
Diluted effect of stock equivalents	82	142

Weighted average shares outstanding assuming dilution	12,764	12,644

Cash dividends per share	$0.090	$0.085

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,	September 30,
	(Unaudited)	(Unaudited)
	November 30,	November 30,	August 31,
($ and shares in thousands, except par values)	2011	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$108,731	$80,535	$108,167
Receivables, net of allowances of $2,171, $2,187 and $2,340, respectively	76,671	60,000	79,006
Inventories, net	57,646	53,147	49,524
Deferred income taxes	8,980	5,740	8,598
Other current assets	11,787	8,540	12,398

Total current assets	263,815	207,962	257,693

Property, plant and equipment, net	56,975	56,794	58,465
Other intangible assets, net	27,494	28,078	28,639
Goodwill	30,390	28,123	30,943
Other noncurrent assets	5,408	4,809	5,404

Total assets	$384,082	$325,766	$381,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,955	$33,316	$32,153
Current portion of long-term debt	4,286	4,286	4,286
Other current liabilities	38,072	25,922	42,880

Total current liabilities	82,313	63,524	79,319

Pension benefits liabilities	6,173	6,344	6,231
Long-term debt	3,214	7,500	4,285
Deferred income taxes	10,433	11,461	12,550
Other noncurrent liabilities	8,128	1,994	3,094

Total liabilities	110,261	90,823	105,479

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000 shares authorized, 18,397, 18,242 and 18,374 shares issued at November 30, 2011 and 2010 and August 31, 2011, respectively)	18,397	18,242	18,374
Capital in excess of stated value	39,446	31,942	39,058
Retained earnings	304,510	273,494	302,732
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive income, net	2,429	2,226	6,462

Total shareholders’ equity	273,821	234,943	275,665

Total liabilities and shareholders’ equity	$384,082	$325,766	$381,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Three Months Ended November 30,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,921	$4,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,125	2,926
Provision for uncollectible accounts receivable	47	21
Deferred income taxes	(2,596)	(78)
Share-based compensation expense	898	933
Other, net	1,014	(114)
Changes in assets and liabilities:
Receivables	162	4,429
Inventories	(9,565)	(7,134)
Other current assets	(928)	483
Accounts payable	8,775	6,550
Other current liabilities	(6,399)	(8,350)
Current taxes payable	3,553	(812)
Other noncurrent assets and liabilities	5,200	(967)

Net cash provided by operating activities	6,207	2,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,632)	(1,484)
Proceeds from sale of property, plant and equipment	—	43
Acquisition of business, net of cash acquired	—	(1,279)
Proceeds (payment) for settlement of net investment hedge	476	(734)

Net cash used in investing activities	(2,156)	(3,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under share-based compensation plans	(579)	(187)
Principal payments on long-term debt	(1,071)	(1,071)
Excess tax benefits from share-based compensation	135	609
Dividends paid	(1,143)	(1,064)

Net cash used in financing activities	(2,658)	(1,713)

Effect of exchange rate changes on cash	(829)	111

Net increase (decrease) in cash and cash equivalents	564	(2,883)
Cash and cash equivalents, beginning of period	108,167	83,418

Cash and cash equivalents, end of period	$108,731	$80,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles as contained in Lindsay Corporation’s (the “Company”) annual Form 10-K filing. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K for the fiscal year ended August 31, 2011.

In the opinion of management, the condensed consolidated financial statements of the Company reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of trends or results expected by the Company for a full year.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. Certain reclassifications have been made to prior financial statements and notes to conform to the current year presentation. These reclassifications were not material to the Company’s condensed consolidated financial statements.

(2) Net Earnings per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and restricted stock units to the extent they are not anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At November 30, 2011, the threshold performance conditions for the Company’s outstanding performance stock units that were granted on November 12, 2009, November 1, 2010 and October 31, 2011 had not been satisfied, resulting in the exclusion of 89,374 performance stock units from the calculation of diluted net earnings per share.

Employee stock options, nonvested shares and similar equity instruments granted by the Company are treated as potential common share equivalents outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period includes the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which threshold performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized on share based awards, and the amount of excess tax benefits that would be recorded in additional paid-in capital when shares are issued and assumed to be used to repurchase shares.

There were 10,846 and 8,249 restricted stock units excluded from the calculation of diluted net earnings per share for the three months ended November 30, 2011 and 2010 since their inclusion would have been anti-dilutive. In addition, there were 12,364 stock options excluded from the calculation of diluted net earnings per share for the three months ended November 30, 2011 because they had an exercise price exceeding the average market price of the Company’s common shares during the period.

(3) Comprehensive Income (Loss)

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

	September 30,	September 30,
	Three months ended
	November 30,
$ in thousands	2011	2010
Comprehensive income (loss):
Net earnings	$2,921	$4,286

Other comprehensive income (loss) (1):
Defined benefit pension plan, net of tax	26	25
Unrealized gain on cash flow hedges, net of tax	72	102
Foreign currency translation, net of hedging activities	(4,131)	744

Total comprehensive income (loss)	$(1,112)	$5,157

(1)	Net of tax expense (benefit) of $139 and ($77) for the three months ended November 30, 2011 and 2010, respectively.

(4) Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur.

The Company recorded income tax expense of $1.5 million and $2.3 million for the three months ended November 30, 2011 and 2010, respectively. The estimated effective tax rate used to calculate income tax expense before discrete items was 34.2 percent and 34.8 percent for the periods ended November 30, 2011 and 2010, respectively. The decrease in the estimated effective tax rate from November 2010 to November 2011 primarily relates to an increase in the domestic production activities deduction. For the three months ended November 30, 2011 and 2010, the Company recorded no discrete items.

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

	September 30,	September 30,	September 30,
	November 30,	November 30,	August 31,
$ in thousands	2011	2010	2011
Inventory:
FIFO inventory	$29,604	$24,356	$22,614
LIFO reserves	(7,178)	(6,305)	(7,178)

LIFO inventory	22,426	18,051	15,436

Weighted average inventory	21,768	19,098	20,848
Other FIFO inventory	15,692	18,184	15,407
Obsolescence reserve	(2,240)	(2,186)	(2,167)

Total inventories	$57,646	$53,147	$49,524

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	September 30,	September 30,	September 30,
	November 30,	November 30,	August 31,
	2011	2010	2011
Raw materials	17%	13%	14%
Work in process	6%	7%	8%
Finished goods and purchased parts	77%	80%	78%

(6) Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	September 30,	September 30,	September 30,
	November 30,	November 30,	August 31,
$ in thousands	2011	2010	2011
Operating property, plant and equipment:
Land	$2,587	$2,777	$2,859
Buildings	28,760	28,521	29,372
Equipment	72,242	67,226	71,942
Other	6,230	4,619	5,521

Total operating property, plant and equipment	109,819	103,143	109,694
Accumulated depreciation	(66,009)	(60,249)	(65,083)

Total operating property, plant and equipment, net	43,810	42,894	44,611

Property held for lease:
Machines	3,903	3,852	3,907
Barriers	17,833	16,633	18,198

Total property held for lease	21,736	20,485	22,105
Accumulated depreciation	(8,571)	(6,585)	(8,251)

Total property held for lease, net	13,165	13,900	13,854

Property, plant and equipment, net	$56,975	$56,794	$58,465

Depreciation expense was $2.4 million and $2.2 million for the three months ended November 30, 2011 and 2010, respectively.

(7) Credit Arrangements

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $3.1 million as of November 30, 2011 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at November 30, 2011 and 2010 and August 31, 2011. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro Interbank Offered Rate plus 110 basis points, (2.57 percent at November 30, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05 percent through an interest rate swap as described in Note 8, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At November 30, 2011 and 2010 and August 31, 2011, there was no outstanding balance on the Revolving Credit Agreement.

Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on the loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At November 30, 2011 and 2010 and August 31, 2010, management believes that the Company was in compliance with all loan covenants.

Outstanding long-term debt consists of the following:

	September 30,	September 30,	September 30,
	November 30,	November 30,	August 31,
$ in thousands	2011	2010	2011
BSI Term Note	7,500	$11,786	$8,571
Less current portion	(4,286)	(4,286)	(4,286)

Total long-term debt	3,214	$7,500	$4,285

Principal payments due on long-term debt are as follows:

September 30,
Due within:
1 year	4,286
2 years	3,214

7,500

(8) Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment, or remains undesignated. The Company records the fair value of these derivative instruments on the balance sheet. For the instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized in income.

The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2011, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	September 30,	September 30,	September 30,	September 30,
	Fair Values of Derivative Instruments Asset (Liability) Derivatives
		November 30,	November 30,	August 31,
$ in thousands	Balance Sheet Location	2011	2010	2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$282	$—	$—
Foreign currency forward contracts	Other current liabilities	—	(27)	(218)
Interest rate swap	Other current liabilities	(225)	(384)	(267)
Interest rate swap	Other noncurrent liabilities	(86)	(392)	(149)

Total derivatives designated as hedging instruments		$(29)	$(803)	$(634)

Derivatives not designated as hedging instruments:
Foreign currency option contract	Other current assets	$—	$7	$—

Total derivatives not designated as hedging instruments		$—	$7	$—

In addition, accumulated other comprehensive income included realized and unrealized gains, net of related income tax effects, of $1.1 million, $0.6 million and $0.5 million at November 30, 2011 and 2010, and August 31, 2011, respectively, related to derivative contracts designated as hedging instruments.

Cash Flow Hedging Relationships

In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to convert the variable interest rate on the entire amount of the borrowing to a fixed rate of 6.05 percent per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note. Changes in the fair value of the interest rate swap designated as a hedging instrument that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in AOCI, net of related income tax effects.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no material forward exchange contracts and option contracts with cash flow hedging relationships at November 30, 2011 and 2010 and August 31, 2011. In addition, the amount of gain or loss recognized in OCI, the amount of gain or loss reclassified from AOCI into income and the amount of gain or loss recognized in income related to the outstanding cash flow hedging relationships were immaterial.

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

	September 30,	September 30,
	Amount of Gain/(Loss)
	Recognized in OCI on Derivatives
	Three months ended
	November 30,
$ in thousands	2011	2010
Foreign currency forward contracts (1)	$591	$(430)

(1)	Net of tax expense (benefit) of $360 and ($263) for the three months ended November 30, 2011 and 2010, respectively.

During the first quarter of fiscal 2012 and 2011, the Company settled Euro foreign currency forward contracts resulting in after-tax net gains (losses) of $0.3 million and ($0.4 million), respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the three months ended November 30, 2011 and 2010. Accumulated currency translation adjustments in AOCI at November 30, 2011 and 2010 and August 31, 2011 reflected after-tax gains of $1.2 million, $1.1 million, and $0.9 million.

At November 30, 2011 and August 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 17.0 million Euro and 10.0 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. The Company did not have any outstanding Euro foreign currency forward contracts at November 30, 2010. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

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

ASC 820 establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 - inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 - inputs to the valuation techniques are unobservable for the assets or liabilities

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2011:

	September 30,	September 30,	September 30,	September 30,
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,731	$—	$—	$108,731
Derivative assets	—	282	—	282
Derivative liabilities	—	(311)	—	(311)

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2010:

	September 30,	September 30,	September 30,	September 30,
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$80,535	$—	$—	$80,535
Derivative assets	—	7	—	7
Derivative liabilities	—	(803)	—	(803)

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2011:

	September 30,	September 30,	September 30,	September 30,
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,167	$—	$—	$108,167
Derivative assets	—	—	—	—
Derivative liabilities	—	(634)	—	(634)

The carrying amount of long-term debt (including current portion) was $7.5 million, $11.8 million and $8.6 million as of November 30, 2011 and 2010 and August 31, 2011, respectively. The fair value of this debt was estimated at $7.4 million, $11.5 million, and $8.5 million as of November 30, 2011 and 2010 and August 31, 2011, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2011 or 2010.

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

In 2008, the Company and the EPA conducted its periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In addition, the Company is scheduled to meet with the EPA in fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site. In preparation for this meeting, the Company has undertaken an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimates that it will incur $7.2 million in remediation and operating costs over the next 5 to 10 years and has accrued that undiscounted amount as an operating expense in the first quarter.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the Company has not yet made a recommendation of its specific remediation plan, nor has the EPA provided feedback or approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of November 30, 2011 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2011 and 2010 and August 31, 2011:

	September 30,	September 30,	September 30,
Environmental Remediation Liabilities
$ in thousands	November 30,	November 30,	August 31,
Balance Sheet Location	2011	2010	2011
Other current liabilities	$2,899	$1,339	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$8,099	$1,339	$1,540

(11) Retirement Plan

The Company has a supplemental non-qualified, unfunded retirement plan for six former employees. Plan benefits are based on the participant’s average total compensation during the three highest compensation years of employment during the ten years immediately preceding the participant’s retirement or termination. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on four of the participants named in this supplemental retirement plan to provide partial funding for this liability. Components of net periodic benefit cost for the Company’s supplemental retirement plan are classified as general and administrative expenses and include:

	September 30,	September 30,
	Three months ended November 30,
$ in thousands	2011	2010
Net periodic benefit cost:
Interest cost	$81	$84
Net amortization and deferral	42	41

Total net periodic benefit cost	$123	$125

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

	September 30,	September 30,
	Three months ended
	November 30,
$ in thousands	2011	2010
Warranties:
Product warranty accrual balance, beginning of period	$3,651	$1,862
Liabilities accrued for warranties during the period	899	842
Warranty claims paid during the period	(805)	(908)

Product warranty accrual balance, end of period	$3,745	$1,796

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

The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses, environmental remediation expenses and other overhead charges directly attributable to the segment. There are no inter-reporting segment sales.

The Company had no single customer representing 10 percent or more of its total revenues during the three months ended November 30, 2011 and 2010. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	September 30,	September 30,
	Three months ended
	November 30,
$ in thousands	2011	2010
Operating revenues:
Irrigation	$100,776	$60,009
Infrastructure	18,429	29,157

Total operating revenues	$119,205	$89,166

Operating income:
Irrigation (1)	$9,785	$5,901
Infrastructure (1)	(1,177)	4,025
Segment operating income (1)	8,608	9,926
Unallocated general and administrative expenses	(3,525)	(3,316)
Other expense, net	(642)	(33)

Earnings before income taxes	$4,441	$6,577

Total Capital Expenditures:
Irrigation	$2,036	$856
Infrastructure	596	628

	$2,632	$1,484

Total Depreciation and Amortization:
Irrigation	$1,670	$1,352
Infrastructure	1,455	1,574

	$3,125	$2,926

(1)

Environmental remediation expenses of $6.1 and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended November 30, 2011. Environmental remediation expenses of $0.6 and $0.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended November 30, 2010.

	September 30,	September 30,	September 30,
	November 30	November 30	August 31,
$ in thousands	2011	2010	2010
Total Assets:
Irrigation	$270,395	$214,148	$267,275
Infrastructure	113,687	111,618	113,869

	$384,082	$325,766	$381,144

(14) Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform a service in exchange for the award. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units, performance stock units and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.9 million and $0.9 million for the three months ended November 30, 2011 and 2010, respectively.

During the first quarter of fiscal 2012, the Company granted 33,989 restricted stock units and 19,386 performance stock units at a grant date price of $58.10. The restricted stock units vest over a three-year period at approximately 33 percent per year. Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. The performance stock units vest contingent upon meeting various performance goals. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. The awards actually earned may range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.

During the first quarter of fiscal 2012, the Company granted 36,294 stock options at an exercise price of $58.10 that vest ratably over a period of four years. The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2012 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s annual report on Form 10-K for the year ended August 31, 2011. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2011. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2011.

Overview

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural equipment since 1955 and has grown from a regional company to an international agribusiness and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments. Industry segment information about Lindsay is included in Note 13 to the interim condensed consolidated financial statements.

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone application. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska and Hartland, Wisconsin. Internationally, the Company has production operations in France, Brazil and China as well as distribution operations in South Africa, Australia and New Zealand. The Company also exports some of its equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, railroad signals and structures, and outsourced manufacturing services. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Omaha, Nebraska.

Results of Operations

For the Three Months ended November 30, 2011 compared to the Three Months ended November 30, 2010

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2011 and 2010. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	September 30,	September 30,	September 30,
	Three months ended November		Percent Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$119,205	$89,166	33.7%
Cost of operating revenues	$88,957	$64,943	37.0%
Gross profit	$30,248	$24,223	24.9%
Gross margin	25.4%	27.2%
Operating expenses (1)	$25,165	$17,613	42.9%
Operating income	$5,083	$6,610	-23.1%
Operating margin	4.3%	7.4%
Other expense, net	$(642)	$(33)	1845.5%
Income tax provision	$1,520	$2,291	-33.7%
Effective income tax rate	34.2%	34.8%
Net earnings	$2,921	$4,286	-31.8%
Irrigation Equipment Segment
Segment operating revenues	$100,776	$60,009	67.9%
Segment operating income (2)	$9,785	$5,901	65.8%
Segment operating margin (2)	9.7%	9.8%
Infrastructure Products Segment
Segment operating revenues	$18,429	$29,157	-36.8%
Segment operating income (loss) (2)	$(1,177)	$4,025	129.2%
Segment operating margin (2)	-6.4%	13.8%

(1)	Includes $3.5 million and $3.3 million of unallocated general and administrative expenses for the three months ended November 30, 2011 and 2010, respectively.

(2)

Excludes unallocated general & administrative expenses. Environmental remediation expenses of $6.1 and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended November 30, 2011. Environmental remediation expenses of $0.6 and $0.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended November 30, 2010.

Revenues

Operating revenues for the three months ended November 30, 2011 increased by $30.0 million or 34 percent to $119.2 million compared with $89.2 million for the three months ended November 30, 2010. The increase is attributable to a $40.7 million increase in irrigation revenues offset by a $10.7 million decrease in infrastructure revenues.

U.S. irrigation revenues for the three months ended November 30, 2011 of $60.7 million increased 66 percent compared to the three months ended November 30, 2010. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior year’s first fiscal quarter. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. In November 2011, the USDA projected 2011 net farm income to be the highest on record and 28 percent higher than 2010. Commodity prices remained relatively high through most of the quarter and continue to support positive farmer sentiment.

International irrigation revenues for the three months ended November 30, 2011 increased $16.7 million or 71 percent to $40.1 million compared with $23.4 million for the three months ended November 30, 2010. Operating revenues increased in nearly all international markets, most significantly in the Middle East, South America and China. Long-term market drivers of improving diets and a growing world-wide population combined with the water use efficiencies available from mechanized irrigation systems continue to be positive drivers for global irrigation equipment demand.

Infrastructure segment revenues were $18.4 million for the three months ended November 30, 2011 decreasing from $29.2 million for the three months ended November 30, 2010 due to lower QMB® system revenue. Infrastructure segment revenues, excluding QMB® system sales, increased by 7 percent as compared to the same prior year period despite a difficult environment for highway and other infrastructure projects. QMB® sales are likely to continue to have some level of volatility due to the project nature of this business.

Gross Margin

Gross profit was $30.2 million for the three months ended November 30, 2011; an increase of $6.0 million compared to $24.2 million of gross profit for three months ended November 30, 2010. Gross margin was 25.4 percent for the three months ended November 30, 2011 compared to 27.2 percent for the three months ended November 30, 2010. Total gross margin was lower primarily due to lower revenues of higher-margin QMB® product. Infrastructure segment gross margins excluding QMB® improved and irrigation segment gross margin improved due to cost leverage and productivity gains on higher sales volumes.

Operating Expenses

The Company’s operating expenses of $25.2 million for the three months ended November 30, 2011 were $7.6 million higher than the three months ended November 30, 2010. Of the $7.6 million increase in operating expenses, $6.5 million is attributable to the increase in the Company’s environmental remediation accrual over the same prior year period.

The Company increased its environmental remediation accrual after it received preliminary cost estimates for potential remediation options at its Lindsay, Nebraska manufacturing facility. These costs are expected to be incurred over a period of 5 to 10 years. Accrued costs of remediation in connection with environmental liabilities are estimates subject to a high degree of judgment and a variety of uncertainties and are, therefore, subject to change. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the Company has not yet made a recommendation of its specific remediation plan, nor has the EPA provided feedback or approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of November 30, 2011 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Operating margin was 4.3 percent for the three months ended November 30, 2011 as compared to 7.4 percent for the three months ended November 30, 2010. Excluding environmental accruals, operating margin was 10.3 percent for the three months ended November 30, 2011 as compared to 8.2 percent for the three months ended November 30, 2010. Operating expenses were 21.1 percent of sales for the three months ended November 30, 2011 compared to 19.8 percent of sales for the three months ended November 30, 2010. Excluding environmental accruals, operating expenses were 15.0 percent of sales for the three months ended November 30, 2011 compared to 19.0 percent of sales for the three months ended November 30, 2010 due to leverage from increased sales.

Income Taxes

The Company recorded income tax expense of $1.5 million and $2.3 million for the three months ended November 30, 2011 and 2010, respectively. The calculated effective tax rate was 34.2 percent and 34.8 percent for the three months ended November 30, 2011 and 2010, respectively. The decrease in the effective income tax rate is primarily due to the increase in the domestic production activities deduction. For the three months ended November 30, 2011 and 2010, the Company recorded no discrete items.

Net Earnings

Net earnings were $2.9 million or $0.23 per diluted share for the three months ended November 30, 2011 compared with $4.3 million or $0.34 per diluted share for the same prior year period. First quarter fiscal 2012 results included $7.2 million of accrued expense, or $0.37 per diluted share on an after tax basis, related to an increase in the Company’s environmental remediation accrual at its Lindsay, Nebraska facility. Comparatively, fiscal 2011 included environmental remediation expense of $0.7 million, or $0.04 per diluted share after tax.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $108.7 million at November 30, 2011 compared with $80.5 million at November 30, 2010 and $108.2 million at August 31, 2011. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.

The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. The Company has permanently reinvested cash and cash equivalents in foreign operations of $15.1 million and $10.4 million as of November 30, 2011 and 2010, respectively, and does not expect these balances to have a significant impact on the Company’s overall liquidity.

Cash flows provided by operations totaled $6.2 million during the three months ended November 30, 2011 compared to $2.2 million provided by operations during the same prior year period. Cash provided by operations increased $4.0 million compared to the prior year period primarily due to a $6.2 million change in the other noncurrent assets and liabilities driven by the noncurrent environmental remediation accrual. Cash used for working capital was relatively flat with a decrease of $0.4 million in cash used compared to the prior year fiscal quarter. These increases in cash were offset by the decrease in net income of $1.4 million and a decrease of $1.2 million in non-cash adjustments compared to the prior year fiscal quarter.

Cash flows used in investing activities totaled $2.2 million during the three months ended November 30, 2011 compared to cash flows used in investing activities of $3.5 million during the same prior year period. The decrease in the cash used was primarily due to an acquisition that occurred during the first quarter of fiscal 2011.

Cash flows used in financing activities totaled $2.7 million during the three months ended November 30, 2011 compared to cash flows used in financing activities of $1.7 million during the same prior year period. The $0.9 million increase in cash used in financing activities was primarily due to a $0.5 million decrease in excess tax benefits from stock-based compensation and an increase of $0.4 million in the issuance of common stock under share-based compensation plans.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $3.1 million as of November 30, 2011 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at November 30, 2011 or 2010. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as Euro Interbank Offered Rate plus 110 basis points, (2.57 percent at November 30, 2011). Unpaid principal and interest is due by January 31, 2012, which is the termination date of the Euro Line of Credit. The Company’s management expects to obtain a similar line of credit prior to termination.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05 percent through an interest rate swap as described in Note 8, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the Amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At November 30, 2011 and 2010 and August 31, 2011, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At November 30, 2011 and 2010 and August 31, 2010, management believes the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Market Conditions and Fiscal 2012 Outlook

In the first quarter of fiscal 2012, the Company experienced growth in irrigation equipment demand in both domestic and international markets and the highest first quarter revenues in Company history.

Agricultural commodity prices, which are subject to a variety of external factors historically driving significant fluctuation, remained relatively high at the end of the first fiscal quarter, continuing to support improved irrigation equipment demand. In November 2011, the USDA projected 2011 net farm income to be the highest on record and 28 percent higher than 2010, creating positive economic conditions for U.S. farmers. The Company believes that the positive economic conditions for farmers, the Section 179 deduction for the write-off for accelerated depreciation of equipment purchases in the U.S., and the global drive for food security will support continued strong demand in fiscal 2012. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.

In the near-term, the governmental debt environment will likely lead to additional examination of farm subsidies and tax credits, such as the Volumetric Ethanol Excise Tax Credit for ethanol and the extension of the Section 179 deduction for accelerated depreciation on equipment purchased, which could impact demand in the U.S. market. The Section 179 maximum deduction is currently scheduled to decrease in 2012 with the expiration of the Small Business Jobs and Credit Act of 2010 on December 31, 2011.

In the first quarter, the Company has experienced moderate non-QMB® sales growth and a decline in QMB® system sales in an environment that is supported primarily by highway and railroad spending. The outlook for general government funded infrastructure spending remains challenging due to global governmental budget constraints and uncertainty on timing of a multi-year U.S. highway bill. The Company continues to experience global interest in its QMB® systems as a cost effective method for managing traffic congestion by safely adding lane capacity; however, the timing of orders for these projects is uncertain and difficult to forecast in the present economic environment. The Company is confident in the QMB’s opportunity to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of November 30, 2011, the Company has an order backlog of $52.8 million compared with $59.7 million at November 30, 2010 and $46.0 million at August 31, 2011. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition to the overall business enhancements that have taken place, the Company continues to have an on-going, structured, acquisition process that will generate additional growth opportunities throughout the world in water and infrastructure. The Company’s strong balance sheet has positioned the Company to invest in growth initiatives both organically and through acquisitions. Lindsay is committed to achieving earnings growth through global market expansion, improvements in margins, and strategic acquisitions.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires a public entity presenting comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard does not impact the consolidated financial statements except for the requirement of additional pro forma disclosures. The Company did not have any business combinations for the three months ended November 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company is currently evaluating the impact of the adoption of the guidance on its consolidated financial statements.

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

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At November 30, 2011, the Company had no material outstanding forward exchange contracts with cash flow hedging relationships.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At November 30, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 17.0 million Euro at fixed prices expected to settle during the second quarter of fiscal 2012.

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

The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2011, the Company’s derivative counterparty had investment grade credit ratings.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2011.

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

In 2008, the Company and the EPA conducted its third periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In addition, the Company is scheduled to meet with the EPA in fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site. In preparation for this meeting, the Company has undertaken an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimates that it will incur $7.2 million in remediation and operating costs over the next 5 to 10 years and has accrued that undiscounted amount as an operating expense in the first quarter.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the Company has not yet made a recommendation of its specific remediation plan, nor has the EPA provided feedback or approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of November 30, 2011 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2011 and 2010 and August 31, 2011:

	September 30,	September 30,	September 30,
Environmental Remediation Liabilities
$ in thousands Balance Sheet Location	November 30, 2011	November 30, 2010	August 31, 2011
Other current liabilities	$2,899	$1,339	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$8,099	$1,339	$1,540

ITEM 1A	– Risk Factors

There have been no material changes in our risk factors as described in our Form 10-K for the fiscal year ended August 31, 2011.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended November 30, 2011; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 – Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2012 Plan Year **

10.2*	Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements

10.3*	Lindsay Corporation Policy on Payment of Directors Fees and Expenses

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101

The following financial information from Lindsay Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* —	filed herein

** —

certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24B-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of January 2012.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer