Form 10-Q
period 2012-02-29
LINDSAY CORP
filed 2012-04-04
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of March 30, 2012, 12,710,538 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands, except per share amounts)	2012	2011	2012	2011
Operating revenues	$132,134	$120,168	$251,339	$209,334
Cost of operating revenues	95,640	86,159	184,597	151,102

Gross profit	36,494	34,009	66,742	58,232

Operating expenses:
Selling expense	6,868	6,911	13,812	13,929
General and administrative expense	8,434	7,265	17,374	14,583
Engineering and research expense	2,244	2,772	4,300	5,336
Environmental remediation expense	—	—	7,225	713

Total operating expenses	17,546	16,948	42,711	34,561

Operating income	18,948	17,061	24,031	23,671

Other income (expense):
Interest expense	(130)	(213)	(273)	(399)
Interest income	94	37	190	79
Other income (expense), net	515	116	(80)	227

Earnings before income taxes	19,427	17,001	23,868	23,578

Income tax provision	6,653	5,676	8,173	7,967

Net earnings	$12,774	$11,325	$15,695	$15,611

Basic net earnings per share	$1.01	$0.90	$1.24	$1.24

Diluted net earnings per share	$1.00	$0.89	$1.23	$1.23

Weighted average shares outstanding	12,703	12,548	12,692	12,525
Diluted effect of stock equivalents	118	137	100	139

Weighted average shares outstanding assuming dilution	12,821	12,685	12,792	12,664

Cash dividends per share	$0.090	$0.085	$0.180	$0.170

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,	September 30,
	(Unaudited)	(Unaudited)
	February 29,	February 28,	August 31,
($ and shares in thousands, except par values)	2012	2011	2011
ASSETS
Current Assets:
Cash and cash equivalents	$104,953	$78,448	$108,167
Receivables, net of allowances of $2,002, $2,331 and $2,340, respectively	77,536	75,096	79,006
Inventories, net	68,578	54,876	49,524
Deferred income taxes	8,336	5,457	8,598
Other current assets	14,193	10,035	12,398

Total current assets	273,596	223,912	257,693
Property, plant and equipment, net	57,236	58,141	58,465
Other intangible assets, net	26,839	27,807	28,639
Goodwill	30,443	28,528	30,943
Other noncurrent assets	5,486	4,869	5,404

Total assets	$393,600	$343,257	$381,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,417	$38,261	$32,153
Current portion of long-term debt	4,286	4,286	4,286
Other current liabilities	33,428	27,049	42,880

Total current liabilities	77,131	69,596	79,319

Pension benefits liabilities	6,115	6,289	6,231
Long-term debt	2,143	6,428	4,285
Deferred income taxes	11,678	10,746	12,550
Other noncurrent liabilities	8,362	1,798	3,094

Total liabilities	105,429	94,857	105,479

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000 shares authorized, 18,409, 18,257 and 18,374 shares issued at February 29, 2012, February 28, 2011 and August 31, 2011, respectively)	18,409	18,257	18,374
Capital in excess of stated value	40,736	32,954	39,058
Retained earnings	316,141	283,751	302,732
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive income, net	3,846	4,399	6,462

Total shareholders’ equity	288,171	248,400	275,665

Total liabilities and shareholders’ equity	$393,600	$343,257	$381,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,695	$15,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,235	5,880
Provision for uncollectible accounts receivable	129	188
Deferred income taxes	(1,299)	(575)
Share-based compensation expense	1,829	1,586
Other, net	587	(373)
Changes in assets and liabilities:
Receivables	150	(10,137)
Inventories	(20,221)	(8,003)
Other current assets	(1,798)	(762)
Accounts payable	7,796	11,245
Other current liabilities	(8,670)	(7,877)
Current taxes payable	(1,260)	(1,525)
Other noncurrent assets and liabilities	5,692	(1,343)

Net cash provided by operating activities	4,865	3,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,723)	(4,402)
Proceeds from sale of property, plant and equipment	107	53
Acquisition of business, net of cash acquired	—	(1,279)
Proceeds (payment) for settlement of net investment hedge	1,548	(734)

Net cash used in investing activities	(3,068)	(6,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under share-based compensation plans	276	809
Common stock withheld from share-based compensation for payroll tax withholdings	(577)	(843)
Principal payments on long-term debt	(2,142)	(2,143)
Net borrowing on revolving line of credit	—	389
Excess tax benefits from share-based compensation	273	877
Dividends paid	(2,286)	(2,133)

Net cash used in financing activities	(4,456)	(3,044)

Effect of exchange rate changes on cash	(555)	521

Net decrease in cash and cash equivalents	(3,214)	(4,970)
Cash and cash equivalents, beginning of period	108,167	83,418

Cash and cash equivalents, end of period	$104,953	$78,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

The following table shows the securities excluded from the computation of earnings per share since their inclusion would have been anti-dilutive:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Restricted stock units	2,119	—	6,483	4,125
Stock options	36,079	—	24,222	—

Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At February 29, 2012, the threshold performance conditions for the November 12, 2009 grants had been satisfied resulting in the inclusion of 40,754 performance stock units in the calculation of diluted net earnings per share. At February 29, 2012 and February 28, 2011, there were 47,318 and 98,625, respectively, of performance stock units excluded from the calculation of diluted net earnings per share because the threshold performance conditions had not been satisfied.

(3)	Comprehensive Income

The accumulated other comprehensive income, net, shown in the Company’s condensed consolidated balance sheets includes the unrealized gain (loss) on cash flow hedges, net actuarial losses from the defined benefit pension plan, and the accumulated foreign currency translation adjustment, net of hedging activities. The following table shows the difference between the Company’s reported net earnings and its comprehensive income:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2012	2011	2012	2011
Comprehensive income:
Net earnings	$12,774	$11,325	$15,695	$15,611

Other comprehensive income(1) :
Defined benefit pension plan, net of tax	25	25	51	50
Unrealized gain on cash flow hedges, net of tax	48	79	120	181
Foreign currency translation, net of hedging activities	1,344	2,069	(2,787)	2,813

Total comprehensive income	$14,191	$13,498	$13,079	$18,655

(1)

Net of tax expense of $216 and $355 for the three months and six months ended February 29, 2012, respectively. Net of tax expense of $256 and $179 for the three months and six months ended February 28, 2011, respectively.

(4)	Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. For the six months ended February 29, 2012 and February 28, 2011, the Company recorded no material discrete items.

The Company recorded income tax expense of $6.7 million and $8.2 million for the three and six months ended February 29, 2012, respectively. The Company recorded income tax expense of $5.7 million and $8.0 million for the three and six months ended February 28, 2011, respectively. The calculated effective tax rate (defined as income tax provision divided by earnings before income taxes) was 34.2 percent and 33.8 percent for the year-to-date periods ended February 29, 2012 and February 28, 2011, respectively.

(5)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and its two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, and at operating locations in California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy, and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

	September 30,	September 30,	September 30,
	February 29,	February 28,	August 31,
$ in thousands	2012	2011	2011
Inventory:
FIFO inventory	$33,868	$25,626	$22,614
LIFO reserves	(7,026)	(6,305)	(7,178)

LIFO inventory	26,842	19,321	15,436

Weighted average inventory	26,087	21,977	20,848
Other FIFO inventory	17,966	15,806	15,407
Obsolescence reserve	(2,317)	(2,228)	(2,167)

Total inventories	$68,578	$54,876	$49,524

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	September 30,	September 30,	September 30,
	February 29,	February 28,	August 31,
	2012	2011	2011
Raw materials	14%	14%	14%
Work in process	7%	10%	8%
Finished goods and purchased parts	79%	76%	78%

(6)	Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	September 30,	September 30,	September 30,
	February 29,	February 28,	August 31,
$ in thousands	2012	2011	2011
Operating property, plant and equipment:
Land	$2,596	$2,830	$2,859
Buildings	28,951	28,962	29,372
Equipment	74,006	68,305	71,942
Other	7,094	6,573	5,521

Total operating property, plant and equipment	112,647	106,670	109,694
Accumulated depreciation	(68,085)	(62,363)	(65,083)

Total operating property, plant and equipment, net	$44,562	$44,307	$44,611

Property held for lease:
Machines	3,962	3,890	3,907
Barriers	17,804	17,123	18,198
Total property held for lease	$21,766	$21,013	$22,105
Accumulated depreciation	(9,092)	(7,179)	(8,251)

Total property held for lease, net	$12,674	$13,834	$13,854

Property, plant and equipment, net	$57,236	$58,141	$58,465

Depreciation expense was $2.4 million and $2.3 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $4.8 million and $4.5 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

(7)	Credit Arrangements

At February 29, 2012, February 28, 2011 and August 31, 2011, the Company was in compliance with all loan covenants. Changes to credit arrangements since August 31, 2011 consist of the following:

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros (the “Euro Line of Credit”). On January 23, 2012, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2013. There were no borrowings outstanding on this credit agreement at February 29, 2012 or August 31, 2011. There was $0.4 million outstanding on this credit agreement at February 28, 2011. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points, (2.08 percent at February 29, 2012). Unpaid principal and interest is due by January 31, 2013.

Outstanding long-term debt consists of the following:

	September 30,	September 30,	September 30,
	February 29,	February 28,	August 31,
$ in thousands	2012	2011	2011
BSI Term Note	$6,429	$10,714	$8,571
Less current portion	(4,286)	(4,286)	(4,286)

Total long-term debt	$2,143	$6,428	$4,285

Principal payments due on long-term debt are as follows:

September 30,
Due within:
1 year	$4,286
2 years	2,143

$6,429

(8)	Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. Each derivative is designated as a cash flow hedge, a hedge of a net investment, or remains undesignated. The Company records the fair value of these derivative instruments on the balance sheet. For the instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in the income statement as other income (expense). All changes in derivative fair values due to ineffectiveness are recognized in earnings.

The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 29, 2012, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability) Derivatives
		February 29,	February 28,	August 31,
$ in thousands	Balance Sheet Location	2012	2011	2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$4	$—	$—
Foreign currency forward contracts	Other current liabilities	(641)	(388)	(218)
Interest rate swap	Other current liabilities	(180)	(354)	(267)
Interest rate swap	Other noncurrent liabilities	(43)	(271)	(149)

Total derivatives designated as hedging instruments		$(860)	$(1,013)	$(634)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$(34)	$—	$—

Total derivatives not designated as hedging instruments		$(34)	$—	$—

In addition, accumulated other comprehensive income included realized and unrealized gains, net of related income tax effects, of $1.3 million, $0.5 million and $0.5 million at February 29, 2012, February 28, 2011 and August 31, 2011, respectively, related to derivative contracts designated as hedging instruments.

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

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had no material forward exchange contracts and option contracts with cash flow hedging relationships at February 29, 2012, February 28, 2011 and August 31, 2011. In addition, the amount of gain or loss recognized in OCI, the amount of gain or loss reclassified from AOCI into income and the amount of gain or loss recognized in income related to the outstanding cash flow hedging relationships were immaterial.

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

	September 30,	September 30,	September 30,	September 30,
	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2012	2011	2012	2011
Foreign currency forward contracts(1)	$104	$(219)	$695	$(649)

(1)	Net of tax expense of $63 and $423 for the three and six months ended February 29, 2012. Net of tax benefit of $134 and $397 for the three and six months ended February 28, 2011.

For the three and six months ended February 29, 2012, the Company settled Euro foreign currency forward contracts resulting in after-tax net gains of $0.7 million and $1.0 million, respectively, which were included in OCI as part of a currency translation adjustment. There were no after-tax gains or losses from Euro foreign currency forward contracts for the three months ended February 28, 2011. For the six months ended February 28, 2011, the Company settled Euro foreign currency forward contracts resulting in after-tax net losses of $0.4 million which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the three and six months ended February 29, 2012 and February 28, 2011, respectively. Accumulated currency translation adjustments in AOCI at February 29, 2012, February 28, 2011 and August 31, 2011 reflected realized after-tax gains of $1.8 million, $1.1 million and $0.9 million, respectively.

At February 29, 2012, February 28, 2011 and August 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 17.0 million Euro, 5.0 million Euro and 10.0 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

(9)	Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 29, 2012, February 28, 2011 and August 31, 2011, respectively.

	September 30,	September 30,	September 30,	September 30,
	February 29, 2012
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$104,953	$—	$—	$104,953
Derivative assets	—	4	—	4
Derivative liabilities	—	(898)	—	(898)

	September 30,	September 30,	September 30,	September 30,
	February 28, 2011
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$78,448	$—	$—	$78,448
Derivative liabilities	—	(1,013)	—	(1,013)

	September 30,	September 30,	September 30,	September 30,
	August 31, 2011
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,167	$—	$—	$108,167
Derivative liabilities	—	(634)	—	(634)

The carrying amount of long-term debt (including current portion) was $6.4 million, $10.7 million and $8.6 million as of February 29, 2012, February 28, 2011 and August 31, 2011, respectively. The fair value of this debt was estimated at $6.4 million, $10.5 million, and $8.5 million as of February 29, 2012, February 28, 2011 and August 31, 2011, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 29, 2012 and February 28, 2011.

(10)	Commitments and Contingencies

In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated.

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In addition, the Company is scheduled to meet with the EPA in the third quarter of fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs over the next 5 to 10 years and has accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. The Company did not accrue additional incremental costs for environmental monitoring and remediation in the second quarter of fiscal 2012.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of February 29, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 29, 2012, February 28, 2011 and August 31, 2011:

	September 30,	September 30,	September 30,
Environmental Remediation Liabilities
$ in thousands	February 29,	February 28,	August 31,
Balance Sheet Location	2012	2011	2011
Other current liabilities	$2,737	$1,206	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$7,937	$1,206	$1,540

(11)	Retirement Plan

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

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2012	2011	2012	2011
Net periodic benefit cost:
Interest cost	$81	$84	$162	$167
Net amortization and deferral	42	41	84	82

Total net periodic benefit cost	$123	$125	$246	$249

(12)	Warranties

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

	September 30,	September 30,
	Three months ended
	February 29,	February 28,
$ in thousands	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$3,745	$1,796
Liabilities accrued for warranties during the period	836	843
Warranty claims paid during the period	(752)	(723)

Product warranty accrual balance, end of period	$3,829	$1,916

	September 30,	September 30,
	Six months ended
	February 29,	February 28,
$ in thousands	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$3,651	$1,862
Liabilities accrued for warranties during the period	1,735	1,685
Warranty claims paid during the period	(1,557)	(1,631)

Product warranty accrual balance, end of period	$3,829	$1,916

(13)	Industry Segment Information

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

The Company had no single customer representing 10 percent or more of its total revenues during the three and six months ended February 29, 2012 and February 28, 2011. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
$ in thousands	2012	2011	2012	2011
Operating revenues:
Irrigation	$116,988	$91,658	$217,764	$151,667
Infrastructure	15,146	28,510	33,575	57,667

Total operating revenues	$132,134	$120,168	$251,339	$209,334

Operating income (loss):
Irrigation(1)	$23,019	$16,005	$32,804	$21,906
Infrastructure(1)	(955)	4,261	(2,132)	8,286

Segment operating income(1)	22,064	20,266	30,672	30,192
Unallocated general and administrative expenses	(3,116)	(3,205)	(6,641)	(6,521)
Interest and other income (expense), net	479	(60)	(163)	(93)

Earnings before income taxes	$19,427	$17,001	$23,868	$23,578

Total Capital Expenditures:
Irrigation	$1,795	$1,182	$3,831	$2,038
Infrastructure	296	1,736	892	2,364

	$2,091	$2,918	$4,723	$4,402

Total Depreciation and Amortization:
Irrigation	$1,675	$1,388	$3,345	$2,740
Infrastructure	1,435	1,566	2,890	3,140

	$3,110	$2,954	$6,235	$5,880

(1)

There were no environmental remediation expenses allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended February 29, 2012 and February 28, 2011. Environmental remediation expenses of $6.1 million and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the six months ended February 29, 2012 and February 28, 2011.

	September 30,	September 30,	September 30,
	February 29,	February 28,	August 31,
$ in thousands	2012	2011	2011
Total Assets:
Irrigation	$278,569	$227,341	$267,275
Infrastructure	115,031	115,916	113,869

	$393,600	$343,257	$381,144

(14)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the periods during which the employee or director is required to perform a service in exchange for the award. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units, performance stock units and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.9 million and $0.7 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Share-based compensation expense was $1.8 million and $1.6 million for the six months ended February 29, 2012 and February 28, 2011, respectively.

During the second quarter of fiscal 2012, the Company awarded its annual grant of restricted stock units to its independent members of the Board of Directors at a grant date fair value of $61.55 per share. Total units granted were 6,223 restricted stock units. These stock units will become fully vested on November 1, 2012. These restricted stock units were issued from the 2010 Long-Term Incentive Plan.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2011. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. The Company’s critical accounting policies have not changed since the filing of the Annual Report except as discussed below for environmental remediation liabilities.

Environmental Remediation Liabilities

The Company accrues for environmental remediation liabilities when it is probable that obligations have been incurred and the associated amounts can be reasonably estimated. Management estimates the cost of environmental remediation liabilities by considering all available information, including engineering estimates and legal advice. Environmental remediation liability estimates may be affected by changing assessments from governmental or other third parties for claims of the Company’s environmental remediation liability and the acceptability of the Company’s remediation plan to federal and state environmental regulators. Inherent uncertainties exist in such estimated costs primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. The Company reviews the environmental remediation liabilities for discounting if both the timing and amounts of future cash flows are fixed or reliably determinable. The recorded liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available.

Overview

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural equipment since 1955 and has grown from a regional company to an international agribusiness and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two reporting segments. Industry segment information about Lindsay is included in Note 13 to the interim condensed consolidated financial statements.

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

Results of Operations

For the Three Months ended February 29, 2012 compared to the Three Months ended February 28, 2011

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 29, 2012 and February 28, 2011. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	September 30,	September 30,	September 30,
	Three months ended		Percent
	February 29,	February 28,	Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$132,134	$120,168	10.0%
Cost of operating revenues	$95,640	$86,159	11.0%
Gross profit	$36,494	$34,009	7.3%
Gross margin	27.6%	28.3%
Operating expenses (1)	$17,546	$16,948	3.5%
Operating income	$18,948	$17,061	11.1%
Operating margin	14.3%	14.2%
Other income (expense), net	$479	$(60)	(898.3)%
Income tax provision	$6,653	$5,676	17.2%
Effective income tax rate	34.2%	33.4%
Net earnings	$12,774	$11,325	12.8%
Irrigation Equipment Segment
Segment operating revenues	$116,988	$91,658	27.6%
Segment operating income (2)	$23,019	$16,005	43.8%
Segment operating margin (2)	19.7%	17.5%
Infrastructure Products Segment
Segment operating revenues	$15,146	$28,510	(46.9)%
Segment operating (loss) income (2)	$(955)	$4,261	(122.4)%
Segment operating margin (2)	(6.3)%	14.9%

(1)	Includes $3.1 million and $3.2 million of unallocated general and administrative expenses for the three months ended February 29, 2012 and February 28, 2011, respectively.

(2)	Excludes unallocated general & administrative expenses.

Revenues

Operating revenues for the three months ended February 29, 2012 increased by $12.0 million or 10 percent to $132.1 million compared with $120.2 million for the three months ended February 28, 2011. The increase is attributable to a $25.3 million increase in irrigation revenues offset in part by a $13.3 million decrease in infrastructure revenues.

U.S. irrigation revenues for the three months ended February 29, 2012 of $82.9 million increased 25 percent compared to the three months ended February 28, 2011. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems, parts and related services sold compared to the prior year’s second fiscal quarter. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Commodity prices remained relatively high through most of the quarter and continue to support positive farmer sentiment.

International irrigation revenues for the three months ended February 29, 2012 of $34.1 million increased 36 percent compared to the three months ended February 28, 2011. Operating revenues increased in nearly all international markets, most significantly in the Middle East, Canada, Europe and Latin America. The global, long-term market drivers of improving diets in a growing population combined with the water use efficiencies available from mechanized irrigation systems continue to be positive drivers for global irrigation equipment demand.

Infrastructure segment revenues were $15.1 million for the three months ended February 29, 2012 decreasing 47 percent from $28.5 million for the three months ended February 28, 2011 due to lower QMB® revenues. Infrastructure segment revenues, excluding QMB® revenues, decreased by 4 percent as compared to the same prior year period reflecting flat revenue from road safety products and lower revenues in railroad signaling structures. QMB® revenues were more than 85 percent lower in the quarter than the same quarter last year due to a sizeable project in the comparable period last year and delays in anticipated projects this fiscal year.

Gross Margin

Gross profit was $36.5 million for the three months ended February 29, 2012, an increase of $2.5 million compared to $34.0 million of gross profit for three months ended February 28, 2011. Gross margin was 27.6 percent for the three months ended February 29, 2012 compared to 28.3 percent for the three months ended February 28, 2011. Total gross margin was lower primarily due to lower revenues of higher-margin QMB® product as compared to the same period last year. Irrigation segment gross margins improved due to cost leveraging and productivity gains on higher sales volumes. Infrastructure segment gross margins declined compared to the prior year due to lower QMB® sales.

Operating Expenses

The Company’s operating expenses of $17.5 million for the three months ended February 29, 2012 were $0.6 million higher than the three months ended February 28, 2011. The increase in operating expenses was driven primarily by personnel related expenses and the inclusion of an acquired business. Operating expenses were 13.3 percent of sales for the three months ended February 29, 2012 compared to 14.1 percent of sales for the three months ended February 28, 2011. Operating margin was 14.3 percent for the three months ended February 29, 2012 as compared to 14.2 percent for the three months ended February 28, 2011.

Income Taxes

The Company recorded income tax expense of $6.7 million and $5.7 million for the three months ended February 29, 2012 and February 28, 2011, respectively. The calculated effective tax rate (defined as income tax provision divided by earnings before income taxes) was 34.2 percent and 33.4 percent for the three months ended February 29, 2012 and February 28, 2011, respectively. For the three months ended February 29, 2012 and February 28, 2011, the Company recorded no material discrete items.

Net Earnings

Net earnings were $12.8 million or $1.00 per diluted share for the three months ended February 29, 2012 compared with $11.3 million or $0.89 per diluted share for the same prior year period.

For the Six Months ended February 29, 2012 compared to the Six Months ended February 28, 2011

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 29, 2012 and February 28, 2011. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	September 30,	September 30,	September 30,
	Six months ended		Percent
	February 29,	February 28,	Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$251,339	$209,334	20.1%
Cost of operating revenues	$184,597	$151,102	22.2%
Gross profit	$66,742	$58,232	14.6%
Gross margin	26.6%	27.8%
Operating expenses (1)	$42,711	$34,561	23.6%
Operating income	$24,031	$23,671	1.5%
Operating margin	9.6%	11.3%
Other income (expense), net	$(163)	$(93)	75.3%
Income tax provision	$8,173	$7,967	2.6%
Effective income tax rate	34.2%	33.8%
Net earnings	$15,695	$15,611	0.5%
Irrigation Equipment Segment
Segment operating revenues	$217,764	$151,667	43.6%
Segment operating income (2)	$32,804	$21,906	49.7%
Segment operating margin (2)	15.1%	14.4%
Infrastructure Products Segment
Segment operating revenues	$33,575	$57,667	(41.8)%
Segment operating (loss) income (2)	$(2,132)	$8,286	(125.7)%
Segment operating margin (2)	(6.3)%	14.4%

(1)	Includes $6.6 million and $6.5 million of unallocated general and administrative expenses for the six months ended February 29, 2012 and February 28, 2011, respectively.

(2)

Excludes unallocated general & administrative expenses. Environmental remediation expenses of $6.1 and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the six months ended February 29, 2012. Environmental remediation expenses of $0.6 and $0.1million were allocated to the irrigation segment and the infrastructure segment, respectively, for the six months ended February 28, 2011.

Revenues

Operating revenues for the six months ended February 29, 2012 increased by $42.0 million or 20 percent to $251.3 million compared with $209.3 million for the six months ended February 28, 2011. The increase is attributable to a $66.1 million increase in irrigation revenues offset in part by a $24.1 million decrease in infrastructure revenues.

U.S. irrigation revenues for the six months ended February 29, 2012 of $143.5 million increased 39 percent compared to the six months ended February 28, 2011. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems, parts and related services sold compared to the prior year. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment.

International irrigation revenues for the six months ended February 29, 2012 increased $25.6 million or 53 percent to $74.2 million compared with $48.6 million for the six months ended February 28, 2011. Operating revenues increased in nearly all international markets, most significantly in the Middle East, Canada, Latin America and Europe.

Infrastructure segment revenues were $33.6 million for the six months ended February 29, 2012 decreasing 42 percent from $57.7 million for the six months ended February 28, 2011 due to lower QMB® revenues. Infrastructure segment revenues, excluding QMB® revenues, increased slightly compared to the prior year. QMB® revenues declined compared to the prior year due to sizeable projects in the comparable period last year and delays in anticipated projects this fiscal year.

Gross Margin

Gross profit was $66.7 million for the six months ended February 29, 2012, an increase of $8.5 million compared to $58.2 million of gross profit for six months ended February 28, 2011. Gross margin was 26.6 percent for the six months ended February 29, 2012 compared to 27.8 percent for the six months ended February 28, 2011. Total gross margin was lower primarily due to lower revenues of higher-margin QMB® product. Infrastructure segment gross margins excluding QMB® and irrigation segment gross margin improved due to cost leveraging and productivity gains on higher sales volumes.

Operating Expenses

The Company’s operating expenses of $42.7 million for the six months ended February 29, 2012 were $ 8.2 million higher than the six months ended February 28, 2011. Of the $8.2 million increase in operating expenses, $6.5 million is attributable to the increase in the Company’s environmental remediation accrual over the same prior year period.

In the first quarter of fiscal 2012, the Company increased its environmental remediation accrual after it received preliminary cost estimates for potential remediation options at its Lindsay, Nebraska manufacturing facility. These costs are expected to be incurred over a period of the next 5 to 10 years. Accrued costs of remediation in connection with environmental liabilities are estimates subject to a high degree of judgment and a variety of uncertainties and are, therefore, subject to change. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the Environmental Protection Agency of the United States Government (EPA) regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of February 29, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

Operating margin was 9.6 percent for the six months ended February 29, 2012 as compared to 11.3 percent for the six months ended February 28, 2011. Excluding environmental accruals, operating margin was 12.4 percent for the six months ended February 29, 2012 as compared to 11.6 percent for the six months ended February 28, 2011. Operating expenses were 17.0 percent of sales for the six months ended February 29, 2012 compared to 16.5 percent of sales for the six months ended February 28, 2011. Excluding environmental accruals, operating expenses were 14.1 percent of sales for the six months ended February 29, 2012 compared to 16.2 percent of sales for the six months ended February 28, 2011 due to leverage from increased sales.

Income Taxes

The Company recorded income tax expense of $8.2 million and $8.0 million for the six months ended February 29, 2012 and February 28, 2011, respectively. The calculated effective tax rate was 34.2 percent and 33.8 percent for the six months ended February 29, 2012 and February 28, 2011, respectively. For the six months ended February 29, 2012 and February 28, 2011, the Company recorded no material discrete items.

Net Earnings

Net earnings were $15.7 million or $1.23 per diluted share for the six months ended February 29, 2012 compared with $15.6 million or $1.23 per diluted share for the same prior year period. First quarter fiscal 2012 results included $7.2 million of accrued expense, or $0.37 per diluted share on an after tax basis, related to an increase in the Company’s environmental remediation accrual at its Lindsay, Nebraska facility. Comparatively, fiscal 2011 included environmental remediation expense of $0.7 million, or $0.04 per diluted share on an after tax basis.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $105.0 million at February 29, 2012 compared with $78.4 million at February 28, 2011 and $108.2 million at August 31, 2011. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.

The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. The Company has permanently reinvested cash and cash equivalents in its foreign operations of $7.9 million and $8.8 million as of February 29, 2012 and February 28, 2011, respectively, and does not expect these balances to have a significant impact on the Company’s overall liquidity.

Net working capital was $196.5 million at February 29, 2012, as compared with $154.3 million at February 28, 2011. The increase in net working capital mainly resulted from increased inventory to support the increase in sales, especially in the irrigation segment, and increased cash from operations driven by increased net earnings over the past year. Cash flows provided by operations totaled $4.9 million during the six months ended February 29, 2012 compared to $3.9 million provided by operations during the same prior year period. Cash provided by operations increased $1.0 million compared to the prior year period.

Cash flows used in investing activities totaled $3.1 million during the six months ended February 29, 2012 compared to cash flows used in investing activities of $6.4 million during the same prior year period. Capital spending of $4.7 million in fiscal 2012 remained consistent with prior year capital spending of $4.4 million. The decrease in the net cash used in investing activities was primarily due to the gain proceeds from the settlement of net investment hedges and an acquisition that occurred during the first quarter of fiscal 2011.

Cash flows used in financing activities totaled $4.5 million during the six months ended February 29, 2012 compared to cash flows used in financing activities of $3.0 million during the same prior year period. The Company’s total interest-bearing debt decreased from $10.7 million at February 28, 2011 to $6.4 million at February 29, 2012 due to quarterly principal payments. The remaining $6.4 million of interest-bearing debt at February 29, 2012 is scheduled to be paid by June 10, 2013. The $1.5 million increase in cash used in financing activities was primarily due to a $0.9 million decrease in share-based compensation activities and a decrease of $0.4 million in the net borrowing on revolving line of credit.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $3.1 million as of February 29, 2012 (the “Euro Line of Credit”). On January 23, 2012, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2013. There were no borrowings outstanding on this credit agreement at February 29, 2012 and August 31, 2011. There was $0.4 million outstanding on this credit agreement at February 28, 2011. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (2.08 percent at February 29, 2012). Unpaid principal and interest is due by January 31, 2013.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company has fixed the rate at 6.05 percent through an interest rate swap as described in Note 8 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At February 29, 2012, February 28, 2011 and August 31, 2011, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At February 29, 2012, February 28, 2011 and August 31, 2011, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Market Conditions and Fiscal 2012 Outlook

In the second quarter of fiscal 2012, the Company experienced continued robust growth in irrigation equipment demand in both domestic and international markets and the highest second quarter revenues in Company history.

Agricultural commodity prices, which are subject to a variety of external factors historically driving significant fluctuation, remained relatively high at the end of the second fiscal quarter, continuing to support irrigation equipment demand. While the USDA projects U.S. 2012 Net Farm Income to be the second highest on record and only slightly below the record year in 2011, it is predicted to be 28 percent higher than the ten year average, continuing to create positive economic conditions for U.S. farmers. The Company is in the midst of the primary irrigation selling season in the Northern Hemisphere and has experienced year-to-date quote and order activities that are significantly more robust than they were in fiscal 2011. The Company believes the current commodity pricing continues to support robust irrigation equipment demand. The U.S. federal government is currently examining the level of farm subsidies and tax credits. Changes to these programs could have an impact on commodity prices and irrigation equipment demand. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.

Infrastructure demand, including QMB® projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the QMB® product line and the fixed nature of some operating expenses. The QMB® project delays have not significantly changed the Company’s perspective on the likelihood of the specific projects or the future demand for QMB® systems. The outlook for government funded infrastructure spending remains challenging due to global governmental budget constraints and uncertainty on timing of a multi-year U.S. highway bill. The Company is confident in the opportunity for QMB® systems to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of February 29, 2012, the Company has an order backlog of $87.3 million compared with $64.3 million at February 28, 2011 and $52.8 million at November 30, 2011. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition to the overall business enhancements that have taken place, the Company continues to have an ongoing, structured, acquisition process that will generate additional growth opportunities throughout the world in water and infrastructure. Lindsay is committed to achieving earnings growth through global market expansion, improvements in margins, and strategic acquisitions.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact its condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company is currently evaluating the impact of the adoption of the guidance on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact its condensed consolidated financial statements.

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

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. At February 29, 2012, the Company had no material outstanding forward exchange contracts with cash flow hedging relationships.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At February 29, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 17.0 million Euro at fixed prices expected to settle during the third quarter of fiscal 2012.

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

The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 29, 2012, the Company’s derivative counterparty had investment grade credit ratings.

ITEM 4 — Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2012.

Additionally, the CEO and CFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Environmental Matters

In 1992, the Company entered into a consent decree with the Environmental Protection Agency of the United States Government (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated.

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In addition, the Company is scheduled to meet with the EPA in the third quarter of fiscal 2012 to discuss options that could result in more permanent or more clearly defined remediation of the source areas of contamination at the site. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs over the next 5 to 10 years and has accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. The Company did not accrue additional incremental costs for environmental monitoring and remediation in the second quarter of fiscal 2012.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of February 29, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on the liquidity or financial condition of the Company.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 29, 2012, February 28, 2011 and August 31, 2011:

	September 30,	September 30,	September 30,
Environmental Remediation Liabilities
$ in thousands	February 29,	February 28,	August 31,
Balance Sheet Location	2012	2011	2011
Other current liabilities	$2,737	$1,206	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$7,937	$1,206	$1,540

ITEM 1A — Risk Factors

There have been no material changes in the Company’s risk factors as described in its Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended February 29, 2012; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

ITEM 6 — Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April 2012.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer

