Form 10-Q
period 2012-05-31
LINDSAY CORP
filed 2012-07-03
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of June 25, 2012, 12,715,038 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Nine months ended
($ in thousands, except per share amounts)	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Operating revenues	$172,099	$153,446	$423,438	$362,780
Cost of operating revenues	123,071	111,947	307,668	263,049

Gross profit	49,028	41,499	115,770	99,731

Operating expenses:
Selling expense	7,324	6,929	21,136	20,858
General and administrative expense	10,390	8,178	27,764	22,761
Engineering and research expense	2,527	2,789	6,827	8,125
Environmental remediation expense	—	462	7,225	1,175

Total operating expenses	20,241	18,358	62,952	52,919

Operating income	28,787	23,141	52,818	46,812
Other income (expense):
Interest expense	(103)	(192)	(376)	(591)
Interest income	137	71	327	150
Other income (expense), net	(234)	139	(314)	366

Earnings before income taxes	28,587	23,159	52,455	46,737
Income tax provision	9,764	7,870	17,937	15,837

Net earnings	$18,823	$15,289	$34,518	$30,900

Basic net earnings per share	$1.48	$1.22	$2.72	$2.46

Diluted net earnings per share	$1.47	$1.20	$2.70	$2.44

Weighted average shares outstanding	12,714	12,564	12,700	12,538
Diluted effect of stock equivalents	100	139	99	139

Weighted average shares outstanding assuming dilution	12,814	12,703	12,799	12,677

Cash dividends per share	$0.090	$0.085	$0.270	$0.255

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
($ and shares in thousands, except par values)	May 31, 2012	May 31, 2011	August 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$119,785	$100,568	$108,167
Receivables, net of allowances of $1,786, $2,464 and $2,340, respectively	95,693	87,588	79,006
Inventories, net	62,119	52,833	49,524
Deferred income taxes	9,399	6,798	8,598
Other current assets	13,177	12,177	12,398

Total current assets	300,173	259,964	257,693
Property, plant and equipment, net	56,143	57,279	58,465
Other intangible assets, net	25,709	27,430	28,639
Goodwill	29,866	28,815	30,943
Other noncurrent assets	5,057	4,318	5,404

Total assets	$416,948	$377,806	$381,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,820	$42,966	$32,153
Current portion of long-term debt	4,286	4,286	4,286
Other current liabilities	45,502	40,445	42,880

Total current liabilities	88,608	87,697	79,319
Pension benefits liabilities	6,057	6,233	6,231
Long-term debt	1,071	5,357	4,285
Deferred income taxes	10,458	10,947	12,550
Other noncurrent liabilities	8,573	1,790	3,094

Total liabilities	114,767	112,024	105,479

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000 shares authorized, no shares issued and outstanding)	—	—	—
Common stock, ($1 par value, 25,000 shares authorized, 18,413, 18,269 and 18,374 shares issued at May 31, 2012 and 2011 and August 31, 2011, respectively)	18,413	18,269	18,374
Capital in excess of stated value	41,580	34,162	39,058
Retained earnings	333,819	297,971	302,732
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive (loss) income, net	(670)	6,341	6,462

Total shareholders’ equity	302,181	265,782	275,665

Total liabilities and shareholders’ equity	$416,948	$377,806	$381,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)	Nine Months Ended
	May 31, 2012	May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,518	$30,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,384	8,820
Provision for uncollectible accounts receivable	230	248
Deferred income taxes	(3,899)	(2,001)
Share-based compensation expense	2,611	2,384
Other, net	132	(350)
Changes in assets and liabilities:
Receivables	(20,151)	(21,326)
Inventories	(14,892)	(5,330)
Other current assets	(1,371)	(2,929)
Accounts payable	8,124	15,441
Other current liabilities	(1,597)	2,642
Current taxes payable	6,864	853
Other noncurrent assets and liabilities	5,943	(1,077)

Net cash provided by operating activities	25,896	28,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,573)	(5,315)
Proceeds from sale of property, plant and equipment	107	57
Acquisition of business, net of cash acquired	—	(1,279)
Proceeds (payment) for settlement of net investment hedge	1,237	(1,261)

Net cash used in investing activities	(6,229)	(7,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under share-based compensation plans	387	1,086
Common stock withheld from share-based compensation for payroll tax withholdings	(577)	(843)
Principal payments on long-term debt	(3,214)	(3,214)
Net borrowing on revolving line of credit	—	1,212
Excess tax benefits from share-based compensation	256	1,068
Dividends paid	(3,431)	(3,201)

Net cash used in financing activities	(6,579)	(3,892)

Effect of exchange rate changes on cash	(1,470)	565

Net increase in cash and cash equivalents	11,618	17,150
Cash and cash equivalents, beginning of period	108,167	83,418

Cash and cash equivalents, end of period	$119,785	$100,568

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

The following table shows the securities excluded from the computation of earnings per share since their inclusion would have been anti-dilutive:

	Three months ended May 31,		Nine months ended May 31,
	2012	2011	2012	2011
Restricted stock units	—	—	4,322	2,750
Stock options	34,971	—	27,805	—

Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At May 31, 2012, the threshold performance conditions for the November 12, 2009 grants had been satisfied resulting in the inclusion of 37,746 performance stock units in the calculation of diluted net earnings per share. At May 31, 2012 and 2011, there were 43,388 and 98,625, respectively, of performance stock units excluded from the calculation of diluted net earnings per share because the threshold performance conditions had not been satisfied.

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

	Three months ended May 31,		Nine months ended May 31,
$ in thousands	2012	2011	2012	2011
Comprehensive income:
Net earnings	$18,823	$15,289	$34,518	$30,900
Other comprehensive income (loss)(1):
Defined benefit pension plan adjustment, net of tax	26	26	77	76
Unrealized gain on cash flow hedges, net of tax	57	63	177	244
Foreign currency translation adjustment, net of hedging activities	(4,599)	1,853	(7,386)	4,666

Total comprehensive income	$14,307	$17,231	$27,386	$35,886

(1)

Net of tax expense of $530 and $885 for the three months and nine months ended May 31, 2012, respectively. Net of tax expense of $215 and $394 for the three months and nine months ended May 31, 2011, respectively.

(4)	Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. For the three and nine months ended May 31, 2012 and 2011, the Company recorded no material discrete items.

The Company recorded income tax expense of $9.8 million and $17.9 million for the three and nine months ended May 31, 2012, respectively. The Company recorded income tax expense of $7.9 million and $15.8 million for the three and nine months ended May 31, 2011, respectively. The calculated effective tax rate (defined as income tax provision divided by earnings before income taxes) was 34.2 percent and 34.0 percent for the three months ended May 31, 2012 and 2011, respectively. The calculated effective tax rate was 34.2 percent and 33.9 percent for the year-to-date periods ended May 31, 2012 and 2011, respectively.

(5)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and its two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at the Company’s Omaha, Nebraska warehouse, and at operating locations in California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington State, France, Brazil, Italy, and South Africa. The Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on potential future use of such inventory.

$ in thousands	May 31, 2012	May 31, 2011	August 31, 2011
Inventory:
FIFO inventory	$29,296	$25,720	$22,614
LIFO reserves	(6,996)	(6,874)	(7,178)

LIFO inventory	22,300	18,846	15,436
Weighted average inventory	21,465	21,743	20,848
Other FIFO inventory	20,359	14,434	15,407
Obsolescence reserve	(2,005)	(2,190)	(2,167)

Total inventories	$62,119	$52,833	$49,524

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	May 31,	May 31,	August 31,
	2012	2011	2011
Raw materials	15%	14%	14%
Work in process	9%	9%	8%
Finished goods and purchased parts	76%	77%	78%

(6)	Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization, as follows:

	May 31,	May 31,	August 31,
$ in thousands	2012	2011	2011
Operating property, plant and equipment:
Land	$2,534	$2,858	$2,859
Buildings	28,496	29,292	29,372
Equipment	73,321	69,346	71,942
Other	8,834	6,018	5,521

Total operating property, plant and equipment	113,185	107,514	109,694
Accumulated depreciation	(68,944)	(64,374)	(65,083)

Total operating property, plant and equipment, net	44,241	43,140	44,611
Property held for lease:
Machines	3,925	3,905	3,907
Barriers	17,398	17,997	18,198

Total property held for lease	21,323	21,902	22,105
Accumulated depreciation	(9,421)	(7,763)	(8,251)

Total property held for lease, net	11,902	14,139	13,854

Property, plant and equipment, net	$56,143	$57,279	$58,465

Depreciation expense was $2.4 million and $2.2 million for the three months ended May 31, 2012 and 2011, respectively, and $7.2 million and $6.7 million for the nine months ended May 31, 2012 and 2011, respectively.

(7)	Credit Arrangements

At May 31, 2012 and 2011 and August 31, 2011, the Company believes it was in compliance with all loan covenants. Changes to credit arrangements since August 31, 2011 consist of the following:

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros (the “Euro Line of Credit”). On January 23, 2012, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2013. There were no borrowings outstanding on this credit agreement at May 31, 2012 or August 31, 2011. There was $1.3 million outstanding on this credit agreement at May 31, 2011. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points, (1.78 percent at May 31, 2012). Unpaid principal and interest is due by January 31, 2013.

Outstanding long-term debt consists of the following:

	May 31,	May 31,	August 31,
$ in thousands	2012	2011	2011
BSI Term Note	$5,357	$9,643	$8,571
Less current portion	(4,286)	(4,286)	(4,286)

Total long-term debt	$1,071	$5,357	$4,285

Principal payments due on long-term debt are as follows:

Due within:
1 year	$4,286
2 years	1,071

$5,357

(8)	Financial Derivatives

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

The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2012, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		May 31,	May 31,	August 31,
$ in thousands	Balance Sheet Location	2012	2011	2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,798	$—	$—
Foreign currency forward contracts	Other current liabilities	—	(143)	(218)
Interest rate swap	Other current liabilities	(133)	(310)	(267)
Interest rate swap	Other noncurrent liabilities	(15)	(207)	(149)

Total derivatives designated as hedging instruments		$1,650	$(660)	$(634)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$116	$—	$—

Total derivatives not designated as hedging instruments		$116	$—	$—

In addition, accumulated other comprehensive income included realized and unrealized gains, net of related income tax effects, of $2.7 million, $0.4 million and $0.5 million at May 31, 2012 and 2011 and August 31, 2011, respectively, related to derivative contracts designated as hedging instruments.

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

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had $2.3 million, $1.1 million, and $0.7 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of May 31, 2012 and 2011, and August 31, 2011, respectively. In addition, the amount of gain or loss recognized in OCI, the amount of gain or loss reclassified from AOCI into income and the amount of gain or loss recognized in income related to the outstanding cash flow hedging relationships were immaterial.

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2012	2011	2012	2011
Foreign currency forward contracts(1)	$1,313	$(173)	$2,008	$(823)

(1)

Net of tax benefit of $802 and $1,225 for the three and nine months ended May 31, 2012, respectively. Net of tax benefit of $106 and $503 for the three and nine months ended May 31, 2011, respectively.

For the three and nine months ended May 31, 2012, the Company settled Euro foreign currency forward contracts resulting in after-tax net loss (gain) of $0.2 million and ($0.8) million, respectively, which were included in OCI as part of a currency translation adjustment. For the three and nine months ended May 31, 2011, the Company settled Euro foreign currency forward contracts resulting in after-tax net loss of $0.3 million and $0.7 million, respectively, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the three and nine months ended May 31, 2012 and 2011. Accumulated currency translation adjustments in AOCI at May 31, 2012 and 2011 and August 31, 2011 reflected realized and unrealized after-tax gains of $2.7 million, $0.8 million and $0.9 million, respectively.

At May 31, 2012 and 2011 and August 31, 2011, the Company had outstanding Euro foreign currency forward contracts to sell 22.5 million Euro, 10.0 million Euro and 10.0 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

(9)	Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2012 and 2011 and August 31, 2011, respectively.

	May 31, 2012
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$119,785	$—	$—	$119,785
Derivative assets	—	1,914	—	1,914
Derivative liabilities	—	(148)	—	(148)

	May 31, 2011
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$100,568	$—	$—	$100,568
Derivative liabilities	—	(660)	—	(660)

	August 31, 2011
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,167	$—	$—	$108,167
Derivative liabilities	—	(634)	—	(634)

The carrying amount of long-term debt (including current portion) was $5.4 million, $9.6 million and $8.6 million as of May 31, 2012 and 2011 and August 31, 2011, respectively. The fair value of this debt was estimated at $5.3 million, $9.5 million, and $8.5 million as of May 31, 2012 and 2011 and August 31, 2011, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2012 and 2011.

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

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of May 31, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2012 and 2011 and August 31, 2011:

Environmental Remediation Liabilities
$ in thousands	May 31, 2012	May 31, 2011	August 31, 2011
Balance Sheet Location
Other current liabilities	$2,559	$1,518	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$7,759	$1,518	$1,540

(11)	Retirement Plan

The Company has a supplemental non-qualified, unfunded retirement plan for six former employees. Components of net periodic benefit cost for the Company’s supplemental retirement plan are classified as general and administrative expenses and include:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2012	2011	2012	2011
Net periodic benefit cost:
Interest cost	$81	$84	$243	$251
Net amortization and deferral	42	41	126	123

Total net periodic benefit cost	$123	$125	$369	$374

(12)	Warranties

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

	Three months ended
	May 31,
$ in thousands	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$3,829	$1,916
Liabilities accrued for warranties during the period	1,250	1,380
Warranty claims paid during the period	(946)	(717)

Product warranty accrual balance, end of period	$4,133	$2,579

	Nine months ended
	May 31,
$ in thousands	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$3,651	$1,862
Liabilities accrued for warranties during the period	2,985	3,065
Warranty claims paid during the period	(2,503)	(2,348)

Product warranty accrual balance, end of period	$4,133	$2,579

(13)	Industry Segment Information

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

The Company had no single customer representing 10 percent or more of its total revenues during the three and nine months ended May 31, 2012 and 2011. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Three months ended		Nine months ended
	May 31,		May 31,
$ in thousands	2012	2011	2012	2011
Operating revenues:
Irrigation	$149,624	$126,903	$367,388	$278,570
Infrastructure	22,475	26,543	56,050	84,210

Total operating revenues	$172,099	$153,446	$423,438	$362,780

Operating income (loss):
Irrigation	$31,242	$25,584	$64,046	$47,490
Infrastructure	1,433	1,081	(699)	9,367

Segment operating income	32,675	26,665	63,347	56,857
Unallocated general and administrative expenses	(3,888)	(3,524)	(10,529)	(10,045)
Interest and other income (expense), net	(200)	18	(363)	(75)

Earnings before income taxes	$28,587	$23,159	$52,455	$46,737

Total Capital Expenditures:
Irrigation	$2,662	$751	$6,493	$2,789
Infrastructure	188	162	1,080	2,526

	$2,850	$913	$7,573	$5,315

Total Depreciation and Amortization:
Irrigation	$1,710	$1,329	$5,055	$4,069
Infrastructure	1,439	1,611	4,329	4,751

	$3,149	$2,940	$9,384	$8,820

Total Environmental Remediation Expenses
Irrigation	$—	$393	$6,141	$999
Infrastructure	—	69	1,084	176

	$—	$462	$7,225	$1,175

	May 31,	May 31,	August 31,
$ in thousands	2012	2011	2011
Total Assets:
Irrigation	$304,515	$268,283	$267,275
Infrastructure	112,433	109,523	113,869

	$416,948	$377,806	$381,144

(14)	Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statement of operations over the periods during which the employee or director is required to perform a service in exchange for the award. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. In connection with the restricted stock units, performance stock units and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. Share-based compensation expense was $0.8 million and $0.8 million for the three months ended May 31, 2012 and 2011, respectively. Share-based compensation expense was $2.6 million and $2.4 million for the nine months ended May 31, 2012 and 2011, respectively.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations Concerning Forward-Looking Statements

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See further discussion of the Company’s critical accounting policies under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the Company’s year ended August 31, 2011. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. The Company’s critical accounting policies have not changed since the filing of the Annual Report on Form 10-K except as discussed below for environmental remediation liabilities.

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

Overview

Operating revenues for the three months ended May 31, 2012 increased by $18.7 million or 12.2 percent to $172.1 million compared with $153.4 million for the three months ended May 31, 2011. The increase is attributable to a $22.7 million increase in irrigation revenues offset in part by a $4.1 million decrease in infrastructure revenues. Net earnings were $18.8 million or $1.47 per diluted share for the three months ended May 31, 2012 compared with $15.3 million or $1.20 per diluted share for the same prior year period.

Farm incomes and commodity prices have driven positive farmer sentiment, leading to increased domestic irrigation demand. The increase in sales, along with cost reductions and efficiency improvements across the Company’s business segments have resulted in higher operating margins in the third quarter. Government funded infrastructure spending remained challenging due to global governmental budget constraints.

Operating revenues for the nine months ended May 31, 2012 increased by $60.6 million or 16.7 percent to $423.4 million compared with $362.8 million for the nine months ended May 31, 2011. The increase is attributable to an $88.8 million increase in irrigation revenues offset in part by a $28.2 million decrease in infrastructure revenues. Net earnings were $34.5 million or $2.70 per diluted share for the nine months ended May 31, 2012 compared with $30.9 million or $2.44 per diluted share for the same prior year period.

Results of Operations

For the Three Months ended May 31, 2012 compared to the Three Months ended May 31, 2011

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2012 and 2011. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended May 31,		Percent Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$172,099	$153,446	12.2%
Cost of operating revenues	$123,071	$111,947	9.9%
Gross profit	$49,028	$41,499	18.1%
Gross margin	28.5%	27.0%	5.3%
Operating expenses (1)	$20,241	$18,358	10.3%
Operating income	$28,787	$23,141	24.4%
Operating margin	16.7%	15.1%	10.9%
Other (expense) income, net	$(200)	$18	-1211.1%
Income tax provision	$9,764	$7,870	24.1%
Effective income tax rate	34.2%	34.0%	0.6%
Net earnings	$18,823	$15,289	23.1%
Irrigation Equipment Segment
Segment operating revenues	$149,624	$126,903	17.9%
Segment operating income (2)	$31,242	$25,584	22.1%
Segment operating margin (2)	20.9%	20.2%	3.6%
Infrastructure Products Segment
Segment operating revenues	$22,475	$26,543	-15.3%
Segment operating income (2)	$1,433	$1,081	32.6%
Segment operating margin (2)	6.4%	4.1%	56.6%

(1)	Includes $3.9 million and $3.5 million of unallocated general and administrative expenses for the three months ended May 31, 2012 and 2011, respectively.
(2)	Excludes unallocated general & administrative expenses. There were no environmental remediation expenses allocated to the irrigation segment and the infrastructure segment for the three months ended May 31, 2012. Environmental remediation expenses of $0.3 and $0.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended May 31, 2011.

Revenues

Operating revenues for the three months ended May 31, 2012 increased by $18.7 million or 12.2 percent to $172.1 million compared with $153.4 million for the three months ended May 31, 2011. The increase is attributable to a $22.7 million increase in irrigation revenues offset in part by a $4.1 million decrease in infrastructure revenues.

U.S. irrigation revenues for the three months ended May 31, 2012 of $105.6 million increased 37.6 percent compared to the three months ended May 31, 2011. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems, parts and related services sold compared to the prior year’s third fiscal quarter. Farm incomes and commodity prices have driven positive farmer sentiment, leading to increased domestic irrigation demand. Order volumes continued to be strong throughout the primary selling season and revenues grew in nearly all U.S. regions, with the lowest growth in the drought stricken Texas market.

International irrigation revenues for the three months ended May 31, 2012 of $44.0 million decreased 12.2 percent compared to the three months ended May 31, 2011. Operating revenues decreased primarily due to less international project based revenue. Revenues in China reflected the largest regional variance due to delays in a provincial government tender. The Company anticipates China revenues to recover in the fourth quarter of fiscal 2012.

Infrastructure segment revenues were $22.5 million for the three months ended May 31, 2012 decreasing 15.3 percent from $26.5 million for the three months ended May 31, 2011 due primarily to lower road safety and rail product sales. Infrastructure sales continue to be constrained by uncertainty of longer term plans for highway projects and government funding.

Gross Margin

Gross profit was $49.0 million for the three months ended May 31, 2012, an increase of $7.5 million compared to $41.5 million of gross profit for three months ended May 31, 2011. Gross margin was 28.5 percent for the three months ended May 31, 2012 compared to 27.0 percent for the three months ended May 31, 2011 reflecting improvements in gross margins in both the irrigation and infrastructure segments. Irrigation gross margins increased due to favorable sales mix. Infrastructure margins improved due to improved product pricing in road safety and diversified products along with efforts to lower manufacturing costs.

Operating Expenses

The Company’s operating expenses of $20.2 million for the three months ended May 31, 2012 were $1.9 million higher than such expenses for the three months ended May 31, 2011. The increase in operating expenses was driven primarily by personnel related expenses and the inclusion of an acquired business. Operating expenses were 11.8 percent of sales for the three months ended May 31, 2012 compared to 12.0 percent of sales for the three months ended May 31, 2011. Operating margin was 16.7 percent for the three months ended May 31, 2012 as compared to 15.1 percent for the three months ended May 31, 2011.

Income Taxes

The Company recorded income tax expense of $9.8 million and $7.9 million for the three months ended May 31, 2012 and 2011, respectively. The calculated effective tax rate (defined as income tax provision divided by earnings before income taxes) was 34.2 percent and 34.0 percent for the three months ended May 31, 2012 and 2011, respectively. For the three months ended May 31, 2012 and 2011, the Company recorded no material discrete items.

Net Earnings

Net earnings were $18.8 million or $1.47 per diluted share for the three months ended May 31, 2012 compared with $15.3 million or $1.20 per diluted share for the same prior year period.

For the Nine Months ended May 31, 2012 compared to the Nine Months ended May 31, 2011

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the nine months ended May 31, 2012 and 2011. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Nine months ended May 31,		Percent Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$423,438	$362,780	16.7%
Cost of operating revenues	$307,668	$263,049	17.0%
Gross profit	$115,770	$99,731	16.1%
Gross margin	27.3%	27.5%	-0.5%
Operating expenses (1)	$62,952	$52,919	19.0%
Operating income	$52,818	$46,812	12.8%
Operating margin	12.5%	12.9%	-3.3%
Other expense, net	$(363)	$(75)	384.0%
Income tax provision	$17,937	$15,837	13.3%
Effective income tax rate	34.2%	33.9%	0.9%
Net earnings	$34,518	$30,900	11.7%
Irrigation Equipment Segment
Segment operating revenues	$367,388	$278,570	31.9%
Segment operating income (2)	$64,046	$47,490	34.9%
Segment operating margin (2)	17.4%	17.0%	2.3%
Infrastructure Products Segment
Segment operating revenues	$56,050	$84,210	(33.4)%
Segment operating (loss) income (2)	$(699)	$9,367	(107.5)%
Segment operating margin (2)	(1.2)%	11.1%	(111.2)%

(1)	Includes $10.5 million and $10.0 million of unallocated general and administrative expenses for the nine months ended May 31, 2012 and 2011, respectively.
(2)	Excludes unallocated general & administrative expenses. Environmental remediation expenses of $6.1 and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the nine months ended May 31, 2012. Environmental remediation expenses of $1.0 and $0.2 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the nine months ended May 31, 2011.

Revenues

Operating revenues for the nine months ended May 31, 2012 increased by $60.6 million or 16.7 percent to $423.4 million compared with $362.8 million for the nine months ended May 31, 2011. The increase is attributable to an $88.8 million increase in irrigation revenues offset in part by a $28.2 million decrease in infrastructure revenues.

U.S. irrigation revenues for the nine months ended May 31, 2012 of $249.1 million increased 38.6 percent compared to the nine months ended May 31, 2011. The increase in U.S. irrigation revenues is primarily due to an increase in the number of irrigation systems, parts and related services sold compared to the prior year. Farm incomes and commodity prices have driven positive farmer sentiment, leading to increased domestic irrigation demand.

International irrigation revenues for the nine months ended May 31, 2012 increased $19.5 million or 19.7 percent to $118.2 million compared with $98.8 million for the nine months ended May 31, 2011. Operating revenues increased in nearly all international markets, most significantly in the Middle East, Canada, Latin America, Africa and Europe. The international sales growth was due to strong agricultural economies around the world as farm commodity prices continue to be favorable in most markets.

Infrastructure segment revenues were $56.1 million for the nine months ended May 31, 2012 decreasing 33.4 percent from $84.2 million for the nine months ended May 31, 2011 due to lower revenues from sales of QMB® systems. Revenues from QMB® systems declined compared to the prior year due to the completion of sizeable projects in the prior fiscal year and delays in anticipated projects this fiscal year.

Gross Margin

Gross profit was $115.8 million for the nine months ended May 31, 2012, an increase of $16.1 million compared to $99.7 million of gross profit for the nine months ended May 31, 2011. Gross margin was 27.3 percent for the nine months ended May 31, 2012 compared to 27.5 percent for the nine months ended May 31, 2011. Total gross margin was lower primarily due to lower revenues of higher-margin QMB® systems. Infrastructure segment gross margins excluding QMB® systems and irrigation segment gross margin improved due to cost leveraging and productivity gains on higher sales volumes.

Operating Expenses

The Company’s operating expenses of $63.0 million for the nine months ended May 31, 2012 were $10.0 million higher than the nine months ended May 31, 2011. Of the $10.0 million increase in operating expenses, $6.1 million is attributable to the increase in the Company’s environmental remediation accrual over the same prior year period. The remaining increase in operating expenses was driven primarily by personnel related expenses and the inclusion of an acquired business.

In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions at its Lindsay, Nebraska manufacturing facility. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012.

Operating margin was 12.5 percent for the nine months ended May 31, 2012 as compared to 12.9 percent for the nine months ended May 31, 2011. Excluding environmental accruals, operating margin was 14.2 percent for the nine months ended May 31, 2012 as compared to 13.2 percent for the nine months ended May 31, 2011. Operating expenses were 14.9 percent of sales for the nine months ended May 31, 2012 compared to 14.6 percent of sales for the nine months ended May 31, 2011. Excluding environmental accruals, operating expenses were 13.2 percent of sales for the nine months ended May 31, 2012 compared to 14.3 percent of sales for the nine months ended May 31, 2011, an improvement attributable primarily to leverage from increased sales generated from substantially similar fixed expenses.

Income Taxes

The Company recorded income tax expense of $17.9 million and $15.8 million for the nine months ended May 31, 2012 and 2011, respectively. The calculated effective tax rate was 34.2 percent and 33.9 percent for the nine months ended May 31, 2012 and 2011, respectively. For the nine months ended May 31, 2012 and 2011, the Company recorded no material discrete items.

Net Earnings

Net earnings were $34.5 million or $2.70 per diluted share for the nine months ended May 31, 2012 compared with $30.9 million or $2.44 per diluted share for the same prior year period. First quarter fiscal 2012 results included $7.2 million of accrued expense, or $0.37 per diluted share on an after tax basis, related to an increase in the Company’s environmental remediation accrual at its Lindsay, Nebraska facility. Comparatively, fiscal 2011 included environmental remediation expense of $1.2 million, or $0.06 per diluted share on an after tax basis.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $119.8 million at May 31, 2012 compared with $100.6 million at May 31, 2011 and $108.2 million at August 31, 2011. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.

The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. The Company has permanently reinvested cash and cash equivalents in its foreign operations of $13.9 million and $6.6 million as of May 31, 2012 and 2011, respectively, and does not expect these contributions to have a significant impact on the Company’s overall liquidity.

Net working capital was $211.6 million at May 31, 2012, as compared with $172.3 million at May 31, 2011. The increase in net working capital mainly resulted from increased cash from earnings over the past year, increased inventory to support the increases in sales, especially in the irrigation segment, and increased receivables due to higher sales. Cash flows provided by operations totaled $25.9 million during the nine months ended May 31, 2012 compared to $28.3 million provided by operations during the same prior year period. Cash provided by operations decreased by $2.4 million compared to the prior year period primarily as a result of an increase in the amount of inventories.

Cash flows used in investing activities totaled $6.2 million during the nine months ended May 31, 2012 compared to cash flows used in investing activities of $7.8 million during the same prior year period. Capital spending of $7.6 million in fiscal 2012 increased compared to the prior year capital spending of $5.3 million. The decrease in the net cash used in investing activities was primarily due to the gain proceeds from the settlement of net investment hedges in 2012 and due to the impact of an acquisition that occurred during the first quarter of fiscal 2011.

Cash flows used in financing activities totaled $6.6 million during the nine months ended May 31, 2012 compared to cash flows used in financing activities of $3.9 million during the same prior year period. The Company’s total interest-bearing debt decreased from $9.6 million at May 31, 2011 to $5.4 million at May 31, 2012 due to quarterly principal payments. The remaining $5.4 million of interest-bearing debt at May 31, 2012 is scheduled to be paid by June 10, 2013. The $2.7 million increase in cash used in financing activities was primarily due to a $1.5 million increase in share-based compensation activities and a decrease of $1.2 million in the net borrowing on the revolving line of credit.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $2.9 million as of May 31, 2012 (the “Euro Line of Credit”). On January 23, 2012, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2013. There were no borrowings outstanding on this credit agreement at May 31, 2012 and August 31, 2011. There was $1.3 million outstanding on this credit agreement at May 31, 2011. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.78 percent at May 31, 2012). Unpaid principal and interest is due by January 31, 2013.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points. The Company in prior years fixed the rate at 6.05 percent through an interest rate swap as described in Note 8 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At May 31, 2012 and 2011 and August 31, 2011, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points, subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain the same covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At May 31, 2012 and 2011 and August 31, 2011, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Market Conditions and Fiscal 2012 Outlook

Farm incomes and commodity prices remain relatively high by historical standards and have continued to drive positive farmer sentiment. While the USDA projects U.S. 2012 Net Farm Income to be the second highest on record, it is predicted to be 28 percent higher than the ten year average, continuing to represent positive economic conditions for U.S. farmers. The U.S. federal government is currently examining the level of farm subsidies and tax credits. Changes to these programs could have an impact on commodity prices and irrigation equipment demand. Demand for Lindsay’s irrigation equipment is closely aligned with net farm income and commodity prices and can fluctuate significantly on a quarterly or annual basis. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.

Infrastructure demand, including for QMB® system projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the QMB® systems and the fixed nature of some operating expenses. The QMB® system project delays have not significantly changed the Company’s perspective on the likelihood of the specific projects or the future demand for QMB® systems. The outlook for government funded infrastructure spending remains challenging due to global governmental budget constraints and uncertainty on timing of a multi-year U.S. highway bill. The Company is confident in the opportunity for QMB® systems to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of May 31, 2012, the Company has an order backlog of $44.5 million compared with $43.3 million at May 31, 2011 and $87.3 million at February 29, 2012. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition to the overall business enhancements that have taken place, the Company continues to have an ongoing, structured, acquisition process that is expected to generate additional growth opportunities throughout the world in water and infrastructure. Lindsay is committed to achieving earnings growth through global market expansion, improvements in margins, and strategic acquisitions.

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

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2012, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, France, Brazil, Italy and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the three months ended May 31, 2012, the Company estimates the potential decrease in operating income from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be less than $1.0 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company had $2.3 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of May 31, 2012.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At May 31, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 22.5 million Euro at fixed prices expected to settle during the fourth quarter of fiscal 2012. Based on the net investments contracts outstanding at May 31, 2012, the Company estimates the potential decrease in fair value from a 10% adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $2.8 million. This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure of the international subsidiaries.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2012.

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

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of May 31, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2012 and 2011 and August 31, 2011:

Environmental Remediation Liabilities
$ in thousands	May 31,	May 31,	August 31,
Balance Sheet Location	2012	2011	2011
Other current liabilities	$2,559	$1,518	$1,540
Other noncurrent liabilities	5,200	—	—

Total environmental remediation liabilities	$7,759	$1,518	$1,540

ITEM 1A – Risk Factors

There have been no material changes in the Company’s risk factors as described in its Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no repurchases of its common stock under the Company’s stock repurchase plan during the quarter ended May 31, 2012; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. Under this share repurchase plan, the Company has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s common stock in the open market or otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of July 2012.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

