Form 10-K
period 2012-08-31
LINDSAY CORP
filed 2012-10-26
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 29, 2012 was $816,560,475.

As of October 22, 2012, 12,722,626 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2013 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I

ITEM 1 – Business

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy, and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska and Hartland, Wisconsin. Internationally, the Company has production operations in France, Brazil and China as well as distribution operations in South Africa, Australia and New Zealand. The Company also exports some of its equipment from the U.S. to other international markets.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products – The Company manufactures and markets its center pivot and lateral move irrigation systems in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield® brand, and hose reel travelers under the Perrot™ and Greenfield® brands in Europe and South Africa. The Company also produces or markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets.

The Company’s irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic, continuous move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers.

A typical center pivot is approximately 1,300 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 130 to 135 acres. A center pivot or lateral move system can also be custom designed and can irrigate from 25 to 600+ acres.

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

The Company also manufactures and distributes hose reel travelers. Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a lower investment than a typical standard center pivot.

The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application. These systems allow growers to monitor their pivot system, accumulate data on the operation of the system, and control the pivot from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the FieldNET® product name.

Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers and solid set sprinklers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. A significant disadvantage or limitation of flood irrigation is that it cannot be used to irrigate uneven, hilly, or rolling terrain or fields. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

Center pivot, lateral move, and hose reel traveler irrigation offers significant advantages when compared with other types of irrigation. It requires less labor and monitoring; can be used on sandy ground, which, due to poor water retention ability, must have water applied frequently; can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; can also be used for the application of fertilizers, insecticides, herbicides, or other chemicals (termed “fertigation” or “chemigation”); and conserves water and chemicals through precise control of the amount and timing of the application.

Markets – Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield. The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and other farming inputs.

The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or are technologically obsolete; and conversion of dry land farming to irrigated farming. In addition, demand for center pivots and lateral move irrigation equipment depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. More efficient use of the basic natural resources of land, water, and energy helps drive demand for center pivot and lateral move irrigation equipment. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water, and energy. The Company expects demand for center pivots and lateral move systems to continue to increase relative to other irrigation methods because center pivot and lateral move systems are preferred where the soil is sandy, the terrain is not flat, the land area to be irrigated is sizeable; there is a shortage of reliable labor; water supply is restricted and conservation is critical; and/or fertigation or chemigation will be utilized.

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

Competition – The U.S. center pivot irrigation system industry has seen significant consolidation of manufacturers over the years; four primary U.S. manufacturers remain today. The international market includes participation and competition by the leading U.S. manufacturers as well as certain regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. The Company’s engineering and research expenses related to irrigation totaled approximately $6.0 million, $6.1 million, and $4.1 million for fiscal years 2012, 2011, and 2010, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.

INFRASTRUCTURE SEGMENT

Products – Quickchange® Moveable Barrier™– The Company’s Quickchange® Moveable Barrier™ (“QMB®”) system is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.

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

The Company offers a variety of equipment lease options for QMB® systems and BTM™ equipment used in construction applications. The leases extend for periods of three months or more for equipment already existing in the Company’s lease fleet. Longer lease periods may be required for specialty equipment that must be built for specific projects.

These systems have been in use since 1987. Significant progress has been made introducing the products into international markets in recent years. Typical sales for a highway safety or road improvement project range from $2.0-$20.0 million, making them significant capital investments.

Crash Cushions and End Terminals – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, ABSORB 350® and Walt™. In addition to these products the Company also offers guardrail end terminal products such as the X-Tension™ and TESI® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

Specialty Barriers – The Company also offers specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is becoming an area of focus for reducing the amount and severity of injuries.

Road Marking and Road Safety Equipment – The Company also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. The Company also manages an ISO 17025 certified testing laboratory, Safe Technologies, Inc., that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (EN1317) for these types of products. The NCHRP Report 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.

Other Products – The Company’s Diversified Manufacturing and Tubing business unit manufactures and markets large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies and railroads. Each customer benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.

Markets – The Company’s primary infrastructure market includes moveable concrete barriers, delineation systems, guardrails and similar protective equipment. The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, the purchase of rights-of-way for roadway expansion and development of technologies for relief of roadway congestion. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.

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

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.5 million, $4.3 million and $3.7 for fiscal years 2012, 2011 and 2010, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the QMB® system. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

Distribution methods and channels – The Company has production and sales operations in Nebraska, California and Italy. Sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway products. Customers include Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

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

	For the years ended August 31,
$ in millions	2012		2011		2010
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$354.6	64	$307.7	64	$204.5	57
International	$196.7	36	$171.2	36	$153.9	43

Total Revenues	$551.3	100	$478.9	100	$358.4	100

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to customers located in Northern Hemisphere countries usually peak during the Company’s second and third fiscal quarters for the spring planting period. Sales of infrastructure products are traditionally higher during prime construction seasons and lower in the winter. The primary construction season for Northern Hemisphere countries is from March until late September which corresponds to the Company’s third and fourth fiscal quarters.

CUSTOMERS

The Company is not dependent for a material part of either segment’s business upon a single customer or upon a limited number of customers. The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ORDER BACKLOG

As of August 31, 2012, the Company has an order backlog of $57.1 million compared with $46.0 million at August 31, 2011. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2012, 2011, and 2010 were $9.9 million, $8.4 million and $5.8 million, respectively. Capital expenditures for fiscal 2013, excluding possible expansion of the leased barrier and barrier-transfer machine fleet, are estimated to be approximately $15.0 to $20.0 million. The planned expenditures include equipment for manufacturing equipment replacement, tooling, and facilities for identified efficiency and capacity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Quickchange® Moveable Barrier™, ABSORB 350®, FieldNET®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, X-Tension™, CableGuard™, TESI™, SAB™, ArmourGuard™, PaveGuard™, DR46™, U-MAD™, and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2012, 2011, and 2010 were 1,082, 999 and 891, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described in Note L, Commitments and Contingencies, and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in France, Brazil, Italy and China as well as distribution and sales operations in South Africa, Australia and New Zealand. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries, are conducted in local currencies. Approximately 19 percent of total consolidated Company sales were conducted in local currencies in each of fiscal 2012 and 2011.

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

INFORMATION AVAILABLE ON THE LINDSAY WEBSITE

The Company makes available free of charge on its website homepage, under the tab “Investors – SEC Filings”, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tab “Investors – Governance – Committees” and “Investors – Governance – Ethics”:

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

The Company’s U.S. and international irrigation equipment sales are highly dependent on the agricultural industry and weather conditions. The Company’s U.S. and international irrigation equipment sales are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net cash farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.

Weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of purchasers of irrigation equipment. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant effects on seasonal irrigation demand. Drought conditions, which generally impact irrigation equipment demand positively over the long term, can adversely affect demand if water sources become unavailable or if governments impose water restriction policies to reduce overall water availability.

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

The Company’s profitability may be negatively affected by the disruption or termination of the supply of parts, materials, and components from third-party suppliers. The Company uses a limited number of suppliers for certain parts, materials, and components in the manufacturing process. Disruptions in supply or significant price increases from these suppliers could affect the Company’s operations and profitability. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2012, approximately 36 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Specifically, international revenues are primarily generated from Australia, New Zealand, Canada, Central and Western Europe, Mexico, the Middle East, South Africa, China, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates and are generally governed by local laws which can affect the Company’s ability to resolve disputes on contract performance and collectability. International sales are also more susceptible to disruption from changing social economic conditions as well as terrorism, political hostilities, war and similar incidents.

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

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of August 31, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on its liquidity or financial condition. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note L to the Company’s consolidated financial statements.

The Company’s sales and access to credit may be negatively affected by current economic conditions. The ongoing instability in U.S. and international financial and credit markets along with the resulting global recessionary concerns and the slow economic recovery could adversely affect the ability of farmers and government agencies to buy and finance irrigation equipment and highway infrastructure equipment, respectively. Disruptions in the financial and credit markets could also restrict the Company’s ability to access credit financing under its existing credit facilities or to obtain additional financing.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s facilities are well maintained, in good operating condition and are suitable for present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet the Company’s manufacturing needs in the foreseeable future. The Company does not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities. The following are the Company’s significant properties.

Segment	Geographic Location (s)	Own/ Lease	Lease Expiration	Square Feet	Property Description

Corporate	Omaha, Nebraska	Lease	2019	30,000	The Corporate headquarters includes office space for its executive offices, U.S. and international sales and marketing offices and engineering laboratory space.

Irrigation and Infrastructure	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres

Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products located on six acres

Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Two commercial buildings on five acres where it designs, manufactures and services water pumping stations and controls for the agriculture, golf, landscape and municipal markets

Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products for the European markets, consists of three separate buildings situated on 3.5 acres

Irrigation	Mogi Mirim, Sao Paulo, Brazil	Lease	2014	67,000	Manufacturing plant for irrigation products for the South American markets, consists of two buildings

Irrigation	Tianjin, China and Beijing, China	Lease	2013	58,400	Manufacturing plant and office facilities for irrigation products for the Chinese markets

Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products

Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products located on seven acres

Irrigation	Pasco, Grandview, and Othello, Washington; Hermiston, Oregon	Lease	2014 - 2022	28,900	Retail irrigation operations in four leased buildings

Irrigation	Amarillo, Texas	Lease	2017	22,000	Warehouse facility for irrigation products

Irrigation	Paarl, South Africa	Lease	2016	20,000	Warehouse facility for the sub-Saharan Africa markets

Irrigation	Milford, Nebraska; Sioux Falls, SD	Lease	2013 - 2015	16,400	Manufacturing, engineering, and office locations related to Digitec, Inc.

Irrigation	Pasco, Washington; Hermiston, Oregon; Portland, Oregon	Lease	2013 - 2017	12,600	Office and warehouse locations related to IRZ Consulting, LLC

Irrigation	Paul, Idaho	Lease	2014	11,400	Warehouse facility for irrigation products

Irrigation	Toowoomba, Queensland, Australia; Feilding, New Zealand	Lease	2014	8,000	Warehouse facilities for the Australian and New Zealand markets

ITEM 3 – Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.

ITEM 4 – Mine Safety Disclosures

Not applicable

PART II

ITEM 5 – Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol LNN. As of September 30, 2012, there were approximately 180 shareholders of record.

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2012 Stock Price			Fiscal 2011 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$63.40	$46.03	$0.090	$66.48	$37.22	$0.085
Second Quarter	67.27	49.17	0.090	79.56	58.00	0.085
Third Quarter	70.13	52.98	0.090	85.87	61.85	0.085
Fourth Quarter	74.62	52.68	0.115	73.03	47.68	0.090
Year	$74.62	$46.03	$0.385	$85.87	$37.22	$0.345

The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.

Purchases of equity securities by the issuer and affiliated purchases – The Company made no repurchases of its Common Stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2012; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s Common Stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s Common Stock in the open market or otherwise.

Peer Performance Table – The graph below compares the cumulative 5-year total return attained by shareholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2012. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2007 and the graph shows its relative performance through August 31, 2012.

	8/31/2007	8/31/2008	8/31/2009	8/31/2010	8/31/2011	8/31/2012
Lindsay Corporation	100.00	202.89	103.69	92.94	157.66	166.67
S&P Smallcap 600	100.00	93.79	74.35	80.15	99.74	116.60
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	85.96	58.70	66.22	82.90	96.91

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 – Selected Financial Data

	For the Years Ended August 31,
$ in millions, except per share amounts	2012	2011	2010	2009	2008
Operating revenues	$551.3	$478.9	$358.4	$336.2	$475.1
Gross profit	$148.5	$129.8	$98.9	$80.6	$123.8
Gross margin	26.9%	27.1%	27.6%	24.0%	26.1%
Operating expenses	$83.0	$73.2	$61.1	$58.2	$61.6
Operating income	$65.5	$56.6	$37.8	$22.4	$62.2
Operating margin	11.9%	11.8%	10.6%	6.7%	13.1%
Net earnings	$43.3	$36.8	$24.9	$13.8	$39.4
Net margin	7.9%	7.7%	6.9%	4.1%	8.3%
Diluted net earnings per share	$3.38	$2.90	$1.98	$1.11	$3.20
Cash dividends per share	$0.385	$0.345	$0.325	$0.305	$0.285
Property, plant and equipment, net	$56.2	$58.5	$57.6	$59.6	$57.6
Total assets	$415.5	$381.1	$325.5	$307.9	$325.9
Long-term obligations	$—	$4.3	$8.6	$19.5	$25.6
Return on sales	7.9%	7.7%	6.9%	4.1%	8.3%
Return on beginning assets (1)	11.4%	11.3%	8.1%	4.2%	16.3%
Diluted weighted average shares	12,810	12,692	12,585	12,461	12,324

(1)	Defined as net earnings divided by beginning of period total assets.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements – This Annual Report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements. The entire section entitled Market Conditions and Fiscal 2013 Outlook should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

The Company manufactures and markets Zimmatic®, Greenfield® and Perrot™ center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in France, Brazil, Italy and China as well as distribution and sales operations in South Africa, Australia and New Zealand. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its production facilities in Omaha, Nebraska, Rio Vista, California and Milan, Italy. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

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

The Company continues to have an ongoing, structured, acquisition process that is expected to generate additional growth opportunities throughout the world in water and infrastructure. Lindsay is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions. Since 2001, the Company has added the operations in Europe, South America, South Africa, Australia, New Zealand and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. As a result, none of the international operations has achieved the operating margin of the United States based irrigation operations.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company does not expect the adoption of this standard to impact the consolidated financial statements except for the requirement of additional disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other. ASU No. 2011-08 allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to impact its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities which include: derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, securities borrowing, and securities lending arrangements. The amendments require enhanced disclosures by requiring improved information about offsetting financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this standard to impact its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Amendments to Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows entities to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this standard to impact its consolidated financial statements.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at August 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular assets being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment and assumptions by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2012.

The estimated fair value of each of the Company’s reporting units exceeded the respective carrying values by more than 10 percent. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2012, 2011, and 2010. If assumptions on discount rates and future cash flows change as a result of events or circumstances, and the Company believes that the long-term profitability may have declined in value, then the Company may record impairment charges, resulting in lower profits. Sales and profitability of each of the Company’s reporting units may fluctuate from year to year and within a year. In the evaluation of the fair value of reporting units, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Environmental Remediation Liabilities

The Company is subject to an array of environmental laws and regulations relating to the protection of the environment. In particular, the Company committed to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”) with the U.S. Environmental Protection Agency (the “EPA”). The Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. Estimates used to record environmental remediation liabilities are based on the Company’s best estimate of probable future costs based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using our internal resources or by third-party environmental engineers or other service providers. The Company records the undiscounted environmental remediation liabilities that represent the points in the range of estimates that are most probable or the minimum amount when no amount within the range is a better estimate than any other amount.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of August 31, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on its liquidity or financial condition. During fiscal 2012, 2011 and 2010, the Company accrued incremental costs of $7.2 million, $1.3 million and $0.7 million for additional environmental monitoring and remediation in connection with the ongoing remedial action work plan.

Results of Operations

The following “Fiscal 2012 Compared to Fiscal 2011” and the “Fiscal 2011 Compared to Fiscal 2010” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the industry segment information in Note O to the consolidated financial statements.

Fiscal 2012 Compared to Fiscal 2011

The following table provides highlights for fiscal 2012 compared with fiscal 2011:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$551,255	$478,890	15.1%
Cost of operating revenues	$402,737	$349,105	15.4%
Gross profit	$148,518	$129,785	14.4%
Gross margin	26.9%	27.1%
Operating expenses (1)	$83,008	$73,199	13.4%
Operating income	$65,510	$56,586	15.8%
Operating margin	11.9%	11.8%
Other (expense) income, net	$(402)	$(72)	458.3%
Income tax provision	$21,831	$19,712	10.7%
Effective income tax rate	33.5%	34.9%
Net earnings	$43,277	$36,802	17.6%
Irrigation Equipment Segment (See Note O)
Operating revenues	$475,299	$369,930	28.5%
Operating income (2)	$80,259	$59,703	34.4%
Operating margin (2)	16.9%	16.1%
Infrastructure Products Segment (See Note O)
Operating revenues	$75,956	$108,960	(30.3%)
Operating (loss) income (2)	$(11)	$11,901	(100.1%)
Operating margin (2)	0.0%	10.9%

(1) Includes $14.7 million and $15.0 million of unallocated general and administrative expenses for fiscal 2012 and fiscal 2011, respectively.

(2) Excludes unallocated corporate general and administrative expenses.

Revenues

In fiscal 2012, the Company experienced significant growth in nearly all irrigation markets. The overall trend for fiscal 2012 included higher demand for irrigation systems stimulated by positive fundamental drivers in the global agricultural economy offset by lower infrastructure demand due to funding issues and project delays. Operating revenues for fiscal 2012 increased by $72.4 million to $551.3 million compared with $478.9 million in fiscal 2011. The increase is attributable to a $105.4 million increase in irrigation equipment revenues offset in part by a $33.0 million decrease in infrastructure segment revenues.

U.S. irrigation equipment revenues of $305.4 million increased $77.8 million or 34 percent compared to fiscal 2011. The increase in U.S. irrigation equipment revenues is primarily due to a 28 percent increase in the number of irrigation systems sold compared to the prior fiscal year. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Relatively high commodity prices, with corn prices increasing 28 percent and soybean prices increasing 33 percent from the same period last year, continued to support improved irrigation equipment demand. The U.S. Department of Agriculture (USDA) projects that 2012 Net Farm Income will be the highest on record and 65 percent higher than the ten year average, creating positive economic conditions for U.S. farmers. Despite the severity of the 2012 drought, shortfalls in crop production did not necessarily have a detrimental impact on sector-wide Net Farm Income as shortages raise the prices farmers receive for crops sold and crop insurance partially offsets the impact of lower yields.

International irrigation revenues of $169.9 million increased $27.6 million or 19 percent from fiscal 2011 revenues of $142.3 million driven by volume increases in the number of irrigation systems sold due to favorable economic conditions in most international regions. Operating revenues increased in nearly all international markets, most significantly in the Middle East, Latin America, China, Canada and Africa. Long-term market drivers of improving diets in a growing world-wide population combined with the water use efficiencies available from mechanized irrigation systems continue to be positive drivers for global irrigation equipment demand.

Infrastructure products segment revenues of $76.0 million decreased by $33.0 million or 30 percent compared to the prior fiscal year. The decrease in infrastructure revenues was driven primarily by fewer QMB® system sales.

Gross Margin

Gross profit was $148.5 million for fiscal 2012, an increase of $18.7 million compared to fiscal 2011. Gross profit increased primarily due to a $20.0 million increase in volume partially offset by $1.3 million decrease in gross margin. Gross margin was 26.9 percent for fiscal 2012 compared to 27.1 percent for the prior fiscal year. Infrastructure segment gross margins decreased by 7.5 percentage points due to lower revenues of higher-margin QMB® systems offset by higher pricing within road safety products and contract manufuacturing. Irrigation segment gross margins increased by 1.2 percentage points driven by fixed cost leverage from increased volume.

Operating Expenses

The Company’s operating expenses of $83.0 million for fiscal 2012 increased $9.8 million compared to fiscal 2011 operating expenses of $73.2 million. Of the $9.8 million increase in operating expenses, $5.9 million is attributable to the increase in the Company’s environmental remediation accrual over the same prior year period related to an updated remediation assessment completed in fiscal 2012. The remaining increase in operating expenses was primarily due to personnel related expenses of $3.4 million driven by higher headcount to support growth and international markets, the inclusion of incremental expenses of an acquired business of $1.9 million, and investments in sales and marketing of $0.6 million, offset in part by decreases in research and development expenses of $1.1 million and a reduction in consultant expenses associated with the implementation of a new enterprise resource planning (ERP) system implemented in the prior year of $0.9 million.

Operating margin was 11.9 percent for fiscal 2012 as compared to 11.8 percent for fiscal 2011. Operating expenses were 15.1 percent of sales for fiscal 2012 compared to 15.3 percent of sales for fiscal 2011. Excluding environmental accruals, operating margin was 13.2 percent for fiscal 2012 as compared to 12.1 percent for fiscal 2011 and operating expenses were 13.8 percent of sales for fiscal 2012 compared to 15.0 percent of sales for fiscal 2011, an improvement attributable primarily to leverage from increased sales generated from substantially similar fixed expenses.

Income Taxes

Income tax expense of $21.8 million for fiscal 2012 increased $2.1 million compared to fiscal 2011 income tax expense of $19.7 million. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate decreased to 33.5 percent in fiscal 2012 compared to 34.9 percent in fiscal 2011. The effective income tax rate decreased by 1.4 percentage points primarily due to a net reduction of uncertain tax positions compared to the previous year and a benefit resulting from finalizing the 2011 tax return calculations that were less than estimated in the 2011 income tax provision.

Net Earnings

Net earnings for fiscal 2012 were $43.3 million or $3.38 per diluted share compared to $36.8 million, or $2.90 per diluted share for the prior fiscal year. The Company’s operating income increased to $65.5 million in fiscal 2012 compared to $56.6 million during the prior fiscal year primarily due to an increase in revenues partially offset by higher operating expenses.

Fiscal 2011 Compared to Fiscal 2010

The following table provides highlights for fiscal 2011 compared with fiscal 2010:

	For the Years Ended
	August 31,		Increase
$ in thousands	2011	2010	(Decrease)
Consolidated
Operating revenues	$478,890	$358,440	33.6%
Cost of operating revenues	$349,105	$259,540	34.5%
Gross profit	$129,785	$98,900	31.2%
Gross margin	27.1%	27.6%
Operating expenses (1)	$73,199	$61,058	19.9%
Operating income	$56,586	$37,842	49.5%
Operating margin	11.8%	10.6%
Other (expense) income, net	$(72)	$(1,060)	93.2%
Income tax provision	$19,712	$11,920	65.4%
Effective income tax rate	34.9%	32.4%
Net earnings	$36,802	$24,862	48.0%
Irrigation Equipment Segment (See Note O)
Operating revenues	$369,930	$258,666	43.0%
Operating income (2)	$59,703	$40,869	46.1%
Operating margin (2)	16.1%	15.8%
Infrastructure Products Segment (See Note O)
Operating revenues	$108,960	$99,774	9.2%
Operating (loss) income (2)	$11,901	$11,083	7.4%
Operating margin (2)	10.9%	11.1%

(1)	Includes $15.0 million and $14.1 million of unallocated general and administrative expenses for fiscal 2011 and fiscal 2010, respectively.
(2)	Excludes unallocated corporate general and administrative expenses.

Revenues

Operating revenues for fiscal 2011 increased by $120.5 million to $478.9 million compared with $358.4 million in fiscal 2010. The increase is attributable to a $111.3 million increase in irrigation equipment revenues and a $9.2 million increase in infrastructure segment revenues.

U.S. irrigation equipment revenues of $227.6 million increased $74.8 million or 49 percent compared to fiscal 2010. The increase in U.S. irrigation equipment revenues is primarily due to a 51 percent increase in the number of irrigation systems sold compared to the prior fiscal year. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Relatively high commodity prices, with corn prices increasing 27 percent and soybean prices increasing 11 percent from the same period last year, continued to support improved irrigation equipment demand. The USDA reported 2011 Net Farm Income to be the highest on record and 47 percent higher than 2010, creating positive economic conditions for U.S. farmers.

International irrigation revenues of $142.3 million increased $36.5 million from fiscal 2010 revenues of $105.8 million. Operating revenues increased in nearly all international markets, most significantly in China, Brazil, the Middle East and Australia/New Zealand. Long-term market drivers of improving diets in a growing world-wide population combined with the water use efficiencies available from mechanized irrigation systems continue to be positive drivers for global irrigation equipment demand.

Infrastructure products segment revenues of $109.0 million increased by $9.2 million or 9 percent compared to the prior fiscal year. The increase in infrastructure revenues was driven primarily by higher QMB® system revenue and from railroad signals and structures, commercial tubing and contract manufacturing businesses.

Gross Margin

Gross profit was $129.8 million for fiscal 2011, an increase of $30.9 million compared to fiscal 2010. Gross margin was 27.1 percent for fiscal 2011 compared to 27.6 percent for the prior fiscal year. Gross profit increased primarily due to a $34.0 million increase in the volume of irrigation systems sold driven by positive fundamental drivers in irrigation equipment demand partially offset by a $2.8 million decrease in gross margins due to higher average material costs and inefficiencies associated with the implementation of a new ERP system in fiscal 2011.

Operating Expenses

The Company’s operating expenses of $73.2 million for fiscal 2011 increased $12.1 million compared to fiscal 2010 operating expenses of $61.1 million. The increase in operating expenses for fiscal 2011 was primarily attributable to higher incentive compensation of $2.5 million due to improved operating results, inclusion of operating expenses from acquisitions completed in fiscal 2010 of $2.4 million, higher research and development expenses of $1.3 million and investments in sales and marketing of $0.8 million. Operating expenses were 15.3 percent of sales for fiscal 2011 compared to 17.0 percent of sales for fiscal 2010.

Income Taxes

Income tax expense of $19.7 million for fiscal 2011 increased $7.8 million compared to fiscal 2010 income tax expense of $11.9 million. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate increased to 34.9 percent in fiscal 2011 compared to 32.4 percent in fiscal 2010. The increase in the effective income tax rate is primarily due to a reduction in state income tax credits of $1.4 million compared to fiscal 2010.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $143.4 million at August 31, 2012 compared with $108.2 million at August 31, 2011. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below.

The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. The Company has permanently reinvested cash and cash equivalents in its foreign operations of $18.1 million and $10.2 million as of August 31, 2012 and 2011, respectively, and does not expect these investments to have a significant impact on the Company’s overall liquidity. The Company does not intend to repatriate funds; however, the Company would need to accrue and pay taxes if these funds were repatriated.

Net working capital was $218.4 million at August 31, 2012, as compared with $178.4 million at August 31, 2011. The increase in net working capital mainly resulted from increased cash from earnings over the past year, increased inventory to support the increases in sales, especially in the irrigation segment, and increased receivables due to higher sales. Cash flows provided by operations totaled $52.4 million during the year ended August 31, 2012 compared to $43.1 million provided by operations during the same prior year period. Cash provided by operations increased by $9.4 million compared to the prior year period primarily as a result of increased earnings ($6.5 million) and positive cash flow changes in receivables ($5.1 million) and current taxes payable ($7.7 million) offset in part by decreases due to negative cash flow changes in other current liabilities ($9.8 million).

Cash flows used in investing activities totaled $6.8 million during the year ended August 31, 2012 compared to cash flows used in investing activities of $15.6 million during the same prior year period. The decrease in the net cash used in investing activities was primarily due to the gain proceeds from the settlement of net investment hedges in 2012 as well as the impact of an acquisition of $6.2 million that occurred during the first quarter of fiscal 2011.

Capital spending of $9.9 million in fiscal 2012 increased compared to the prior year capital spending of $8.4 million.

Cash flows used in financing activities totaled $8.8 million during the year ended August 31, 2012 compared to cash flows used in financing activities of $3.4 million during the same prior year period. The $5.4 million increase in cash used in financing activities was primarily due to a $4.8 million increase in share-based compensation activities and an increase of $0.6 million of additional dividends paid. The Company’s total interest-bearing debt decreased from $8.6 million at August 31, 2011 to $4.3 million at August 31, 2012 due to four quarterly principal payments. The remaining $4.3 million of interest-bearing debt at August 31, 2012 is scheduled to be paid by June 10, 2013.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $2.9 million as of August 31, 2012 (the “Euro Line of Credit”). On January 23, 2012, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2013. There were no borrowings outstanding on this credit agreement at August 31, 2012 and 2011. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.38 percent at August 31, 2012). Unpaid principal and interest is due by January 31, 2013. The Company intends to renew the Euro Line of Credit upon expiration of its term.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company (“BSI”). Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.65 percent at August 31, 2012). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note K, Financial Derivatives, to the consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At August 31, 2012 and 2011, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points (1.28 percent at August 31, 2012), subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain similar covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2012 and 2011, the Company was in compliance with all loan covenants.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2012, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

$ in thousands Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Leases	$8,364	$2,404	$2,406	$1,840	$1,714
Term Note Obligation	4,285	4,285	—	—	—
Interest Expense	97	97	—	—	—
Unrecognized Tax Benefits (1)	1,309	—	—	—	1,309
Supplemental Retirement Plan	7,378	557	1,077	1,055	4,689

Total	$21,433	$7,343	$3,483	$2,895	$7,712

(1)

Future cash flows for unrecognized tax benefits reflect the recorded liability, including interest and penalties, in accordance with ASC 740 as of August 31, 2012. Amounts for which the year of settlement cannot be reasonably estimated have been included in the “More than 5 Years” column.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Market Conditions and Fiscal 2013 Outlook

Farm incomes and commodity prices remain strong by historical standards and have continued to drive positive farmer sentiment. As of August 28, 2012, the USDA projects U.S. 2012 Net Farm Income to be the highest on record at $122.2 billion and 65 percent higher than the ten year average of $74.0 billion, continuing to represent positive economic conditions for U.S. farmers. Adverse weather conditions in several parts of the world, and most notably the drought in the U.S., has altered the outlook for the overall agriculture sector and particularly irrigation equipment. Current price levels of commodities suggest that 2013 may potentially be a positive year for irrigation equipment demand. The U.S. federal government examines the level of farm subsidies and tax credits from time to time and changes to these programs could have a positive or adverse impact on commodity prices and irrigation equipment demand. Demand for Lindsay’s irrigation equipment is closely aligned with Net Farm Income and commodity prices and can fluctuate significantly on a quarterly or annual basis. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.

Infrastructure demand, including for QMB® system projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the QMB® systems and the fixed nature of some operating expenses. However, the Company has made progress in reducing the infrastructure segment cost structure in 2012 and expects sales growth and profit improvement in the infrastructure business in 2013. The QMB® system project delays have not significantly changed the Company’s perspective on the likelihood of future demand for QMB® systems. The outlook for government funded infrastructure spending remains challenging due to global governmental budget constraints. During 2012 the U.S. government extended the multi-year U.S. highway bill through 2014, creating moderately positive sentiment for U.S. infrastructure spending by setting U.S. transportation policy for the next two years. However, the bill continues the trend of decreasing investment in road transportation and still limits long-term infrastructure projects since it was only extended for two years. The Company is confident in the opportunity for QMB® systems to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2012, the Company has an order backlog of $57.1 million compared with $46.0 million at August 31, 2011 and $44.5 million at May 31, 2012. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the Company’s business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition to the overall business enhancements that have taken place, the Company continues to have an ongoing, structured, acquisition process that is expected to generate additional growth opportunities throughout the world in water and infrastructure. Lindsay is committed to achieving earnings growth by employing sound business strategies, including without limitation global market expansion, improvements in margins, and/or strategic acquisitions.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2012, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, France, Brazil, Italy and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the year ended August 31, 2012, the Company estimates the potential decrease in operating income from a 10 percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be less than $1.0 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. The Company had $3.0 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2012.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At August 31, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 26.5 million Euro at fixed prices expected to settle during the first quarter of fiscal 2013. Based on the net investments contracts outstanding at August 31, 2012, the Company estimates the potential decrease in fair value from a 10 percent adverse change in the underlying exchange rates would be approximately $3.3 million. This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

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

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

October 26, 2012

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2012	2011	2010
Operating revenues	$551,255	$478,890	$358,440
Cost of operating revenues	402,737	349,105	259,540

Gross profit	148,518	129,785	98,900

Operating expenses:
Selling expense	28,104	27,842	23,070
General and administrative expense	38,198	33,659	29,521
Engineering and research expense	9,481	10,403	7,792
Environmental remediation expense	7,225	1,295	675

Total operating expenses	83,008	73,199	61,058

Operating income	65,510	56,586	37,842
Other (expense) income:
Interest expense	(492)	(762)	(1,557)
Interest income	504	315	352
Other (expense) income, net	(414)	375	145

Earnings before income taxes	65,108	56,514	36,782
Income tax provision	21,831	19,712	11,920

Net earnings	$43,277	$36,802	$24,862

Basic net earnings per share	$3.41	$2.93	$2.00

Diluted net earnings per share	$3.38	$2.90	$1.98

Weighted average shares outstanding	12,704	12,560	12,451
Diluted effect of stock equivalents	106	132	134

Weighted average shares outstanding assuming dilution	12,810	12,692	12,585

Cash dividends per share	$0.385	$0.345	$0.325

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$143,444	$108,167
Receivables, net of allowance of $1,717 and $2,340, respectively	82,565	79,006
Inventories, net	52,873	49,524
Deferred income taxes	9,505	8,598
Other current assets	10,478	12,398

Total current assets	298,865	257,693

Property, plant and equipment, net	56,180	58,465
Other intangible assets, net	25,070	28,639
Goodwill	29,961	30,943
Other noncurrent assets	5,455	5,404

Total assets	$415,531	$381,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,372	$32,153
Current portion of long-term debt	4,285	4,286
Other current liabilities	44,781	42,880

Total current liabilities	80,438	79,319
Pension benefits liabilities	6,821	6,231
Long-term debt	—	4,285
Deferred income taxes	9,984	12,550
Other noncurrent liabilities	7,450	3,094

Total liabilities	104,693	105,479

Shareholders’ equity:
Preferred stock, ($1 par value, 2,000 shares authorized, no shares issued and outstanding)	—	—
Common stock, ($1 par value, 25,000 shares authorized, 18,421 and 18,374 shares issued at August 31, 2012 and 2011, respectively)	18,421	18,374
Capital in excess of stated value	43,140	39,058
Retained earnings	341,115	302,732
Less treasury stock (at cost, 5,698 shares at August 31, 2012 and 2011, respectively)	(90,961)	(90,961)
Accumulated other comprehensive (loss) income, net	(877)	6,462

Total shareholders’ equity	310,838	275,665

Total liabilities and shareholders’ equity	$415,531	$381,144

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Shares of Common stock	Shares of Treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total Shareholders’ equity
Balance at August 31, 2009	18,129	5,763	$18,129	$28,944	$249,588	$(91,998)	$2,995	$207,658
Comprehensive income:
Net earnings					24,862			24,862
Other comprehensive income							(1,640)	(1,640)

Total comprehensive income								23,222
Cash dividends ($0.325) per share					(4,051)			(4,051)
Issuance of common shares under share compensation plans	56	(65)	56	(417)	(127)	1,037		549
Excess tax benefits from share-based compensation				127				127
Share-based compensation expense				2,102				2,102

Balance at August 31, 2010	18,185	5,698	$18,185	$30,756	$270,272	$(90,961)	$1,355	$229,607

Comprehensive income:
Net earnings					36,802			36,802
Other comprehensive income							5,107	5,107

Total comprehensive income								41,909
Cash dividends ($0.345) per share					(4,342)			(4,342)
Issuance of common shares under share compensation plans	189		189	2,547				2,736
Excess tax benefits from share-based compensation				2,487				2,487
Share-based compensation expense				3,268				3,268

Balance at August 31, 2011	18,374	5,698	$18,374	$39,058	$302,732	$(90,961)	$6,462	$275,665

Comprehensive income:
Net earnings					43,277			43,277
Other comprehensive income							(7,339)	(7,339)

Total comprehensive income								35,938
Cash dividends ($0.385) per share					(4,894)			(4,894)
Issuance of common shares under share compensation plans	47		47	(57)				(10)
Excess tax benefits from share-based compensation				374				374
Share-based compensation expense				3,765				3,765

Balance at August 31, 2012	18,421	5,698	$18,421	$43,140	$341,115	$(90,961)	$(877)	$310,838

The accompanying notes are an integral part of the consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended August 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,277	$36,802	$24,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,468	11,734	10,710
Provision for uncollectible accounts receivable	379	388	732
Deferred income taxes	(3,868)	(2,828)	(1,500)
Share-based compensation expense	3,939	3,474	2,206
Other, net	959	208	(399)
Changes in assets and liabilities:
Receivables	(7,570)	(12,626)	(22,294)
Inventories	(5,609)	(1,826)	827
Other current assets	(641)	(1,430)	(2,862)
Accounts payable	723	4,780	6,739
Other current liabilities	(1,602)	8,223	1,388
Current taxes payable	5,408	(2,327)	5,287
Other noncurrent assets and liabilities	4,576	(1,517)	(1,863)

Net cash provided by operating activities	52,439	43,055	23,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,890)	(8,405)	(5,784)
Proceeds from sale of property, plant and equipment	116	80	606
Acquisition of business, net of cash acquired	—	(6,180)	(6,436)
Proceeds from note receivable	—	—	1,409
Proceeds (payment) for settlement of net investment hedge	2,925	(1,119)	518

Net cash used in investing activities	(6,849)	(15,624)	(9,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under share-based compensation plans	567	3,579	1,213
Common stock withheld from share-based compensation for payroll tax withholdings	(577)	(843)	(664)
Principal payments on long-term debt	(4,286)	(4,286)	(12,769)
Excess tax benefits from share-based compensation	387	2,487	76
Dividends paid	(4,894)	(4,342)	(4,051)

Net cash used in financing activities	(8,803)	(3,405)	(16,195)

Effect of exchange rate changes on cash	(1,510)	723	(462)

Net increase (decrease) in cash and cash equivalents	35,277	24,749	(2,511)
Cash and cash equivalents, beginning of period	108,167	83,418	85,929

Cash and cash equivalents, end of period	$143,444	$108,167	$83,418

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$19,667	$22,057	$8,368
Interest paid	$561	$860	$1,648

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

(9) Property, Plant and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 15 to 30 years; temporary structures — 5 years; equipment -- 3 to 10 years; leased Barrier Transfer Machines — 8 to 10 years; leased barriers — 12 years; other -- 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. During fiscal 2012, 2011 and 2010 no impairment losses were recognized. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

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

The following table shows the securities excluded from the computation of earnings per share since their inclusion would have been anti-dilutive:

	For the years ended August 31,
	2012	2011	2010
Restricted stock units	3,241	2,062	476
Stock options	29,181	—	—

Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. At August 31, 2012 and 2010, the threshold performance conditions for certain performance stock units had been satisfied resulting in the inclusion of 37,746 and 13,395, respectively, of performance stock units in the calculation of diluted net earnings per share. At August 31, 2011, the threshold performance conditions for certain performance stock units had not been satisfied. At August 31, 2012, 2011 and 2010, there were 43,388, 98,625 and 70,693, respectively, of performance stock units excluded from the calculation of diluted net earnings per share because the threshold performance conditions had not been satisfied.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2012, the Company’s derivative counterparty had investment grade credit ratings.

(15) Fair Value Measurements

The Company’s disclosure of the fair value of assets and liabilities is based on a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – inputs to the valuation techniques are quoted prices in active markets for identical assets or liabilities

•	Level 2 – inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 – inputs to the valuation techniques are unobservable for the assets or liabilities

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2012 and 2011, respectively:

	August 31, 2012
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,444	$—	$—	$143,444
Derivative Assets	$—	$12	$—	$12
Derivative Liabilities	$—	$(563)	$—	$(563)

	August 31, 2011
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,167	$—	$—	$108,167
Derivative Liabilities	$—	$(634)	$—	$(634)

The carrying amount of long-term debt (including current portion) was $4.3 million and $8.6 million as of August 31, 2012 and 2011, respectively. The fair value of this debt at August 31, 2012 and 2011, was estimated at $4.3 million and $8.5 million, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality. Goodwill is tested for impairment annually or whenever there is an impairment indicator. All goodwill is assigned to a reporting unit, where it is subject to an impairment test based on fair value using Level 3 input as defined in the fair value hierarchy.

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

B. ACQUISITIONS

The Company acquires businesses synergistic to the Company’s core irrigation and infrastructure businesses and to align with its strategic intent with respect to growth markets and adjacent product lines or technologies. The Company accounts for business combinations in accordance with ASC 805 – Business Combinations, which requires the recognition of the identifiable assets acquired, liabilities assumed, goodwill, and any noncontrolling interest in the acquiree. In addition, the Company expenses all acquisition-related costs in the period in which the costs are incurred and the services received.

IRZ Consulting, LLC

On August 26, 2011, the Company completed the acquisition of certain assets of IRZ Consulting, LLC (“IRZ”) based in Pasco, Washington and Portland, Oregon. The IRZ business is involved in irrigation engineering, field monitoring, and broadband internet services for rural areas. Total consideration paid was $4.9 million which was financed with cash on hand. The fair value assigned to the assets was finalized in the first quarter of the Company’s 2012 fiscal year. Goodwill recorded in connection with this acquisition is deductible for income tax purposes.

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

C. COMPREHENSIVE INCOME

Comprehensive income (loss) was as follows:

	For the years ended August 31,
$ in thousands	2012	2011	2010
Net Income	$43,277	$36,802	$24,862

Other comprehensive income (loss):
Defined benefit pension plan	(408)	69	(50)
Cash flow hedges	200	319	1,201
Foreign currency translation, net of hedging activities	(7,131)	4,719	(2,791)

Total other comprehensive income (loss), net of tax expense of $394, $440 and $1,104	(7,339)	5,107	(1,640)

Total other comprehensive income	$35,938	$41,909	$23,222

Accumulated other comprehensive income is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
$ in thousands	2012	2011
Accumulated other comprehensive income (loss):
Defined benefit pension plan, net of tax of $1,554 and $1,306	$(2,547)	$(2,139)
Cash flow hedges, net of tax of $33 and $155	(53)	(253)
Foreign currency translation, net of hedging activities, net of tax of $2,093 and $1,573	1,723	8,854

Total accumulated other comprehensive income	$(877)	$6,462

D. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2012	2011	2010
United States	$57,884	$53,879	$34,165
Foreign	7,224	2,635	2,617

	$65,108	$56,514	$36,782

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2012	2011	2010
Current:
Federal	$21,694	$18,705	$11,077
State	1,026	1,309	770
Foreign	2,979	2,526	1,573

Total current	25,699	22,540	13,420

Deferred:
Federal	(3,829)	(1,484)	501
State	614	(29)	(1,364)
Foreign	(653)	(1,315)	(637)

Total deferred	(3,868)	(2,828)	(1,500)

Total income tax provision	$21,831	$19,712	$11,920

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
$ in thousands	2012		2011		2010
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$22,788	35.0	$19,780	35.0	$12,874	35.0
State and local taxes, net of federal tax benefit	1,337	2.0	889	1.6	540	1.5
State tax credits	—	—	—	—	(1,393)	(3.8)
Foreign tax rate differences	(338)	(0.5)	(257)	(0.5)	(122)	(0.3)
Domestic production activities deduction	(1,900)	(2.9)	(1,301)	(2.3)	(608)	(1.7)
Research and development, phone, and fuel tax credits	(105)	(0.2)	(239)	(0.4)	(28)	(0.1)
Other	49	0.1	840	1.5	657	1.8

Effective rate	$21,831	33.5	$19,712	34.9	$11,920	32.4

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2012	2011
Deferred tax assets:
Deferred rental revenue	$382	$1,233
Employee benefits liability	1,282	1,305
Net operating loss carryforwards	284	74
Defined benefit pension plan	1,554	1,306
Share-based compensation	2,284	1,614
State tax credits	48	802
Inventory	633	789
Warranty	1,686	1,268
Vacation	224	200
Accrued expenses and allowances	6,610	5,039

Total deferred tax assets	$14,987	$13,630

Deferred tax liabilities:
Intangible assets	(6,195)	(7,088)
Property, plant and equipment	(8,210)	(9,054)
Inventory	(115)	(113)
Other	(296)	(1,058)

Total deferred tax liabilities	(14,816)	(17,313)

Net deferred tax liabilities	$171	$(3,683)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2012 and 2011 has not been established.

The determination of the unrecognized deferred tax liability for permanently reinvested foreign earnings is not practical as the Company does not intend to repatriate earnings of its non-U.S. subsidiaries and accordingly, has not provided a U.S. deferred income tax liability for cumulative earnings on non-U.S. affiliates and associated companies that have been reinvested indefinitely. The Company continues to analyze the potential tax impact should it elect to repatriate non-U.S. earnings and would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested.

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

A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

	August 31,
$ in thousands	2012	2011
Unrecognized Tax Benefits at September 1	$1,565	$1,112
Increases for positions taken in current year	2	78
Increases for positions taken in prior years	61	448
Decreases for positions taken in prior years	(44)	—
Settlements with taxing authorities	(42)	—
Reduction resulting from lapse of applicable statute of limitations	(173)	(87)
Other increases (decreases)	(60)	14

Unrecognized Tax Benefits at August 31	$1,309	$1,565

The net amount of unrecognized tax benefits at August 31, 2012 and 2011 that, if recognized, would impact the Company’s effective tax rate was $1.3 million and $1.6 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.5 million and $0.5 million for the years ended August 31, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to examination by tax authorities in most jurisdictions for years prior to 2009.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

E. INVENTORIES

	August 31,
$ in thousands	2012	2011
Inventory:
FIFO inventory	$23,082	$22,614
LIFO reserves	(6,912)	(7,178)

LIFO inventory	16,170	15,436

Weighted average inventory	20,918	20,848
Other FIFO inventory	17,433	15,407
Obsolescence reserve	(1,648)	(2,167)

Total inventories	$52,873	$49,524

The estimated percentage distribution between major classes of inventory before reserves is as follows:

	August 31,
	2012	2011
Raw materials	16%	14%
Work in process	7%	8%
Finished goods and purchased parts	77%	78%

F. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2012	2011
Operating property, plant and equipment:
Land	$2,541	$2,859
Buildings	28,652	29,372
Equipment	75,097	71,942
Other	9,003	5,521

Total operating property, plant and equipment	115,293	109,694
Accumulated depreciation	(70,596)	(65,083)

Total operating property, plant and equipment, net	$44,697	$44,611

Property held for lease:
Machines	3,945	3,907
Barriers	17,457	18,198

Total property held for lease	$21,402	$22,105
Accumulated depreciation	(9,919)	(8,251)

Total property held for lease, net	$11,483	$13,854

Property, plant and equipment, net	$56,180	$58,465

Depreciation expense was $9.6 million, $9.0 million and $8.1 million for the years ended August 31, 2012, 2011, and 2010, respectively.

G. OTHER NONCURRENT ASSETS

	August 31,
$ in thousands	2012	2011
Other noncurrent assets:
Cash surrender value of life insurance policies	$2,494	$2,414
Split dollar life insurance	929	929
Deferred income taxes	650	269
Other	1,382	1,792

Total noncurrent assets	$5,455	$5,404

H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment for the year ended August 31, 2012 and 2011 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of August 31, 2010	$10,881	$16,514	$27,395
Acquisition of IRZ and WMC	2,182	—	2,182
Finalization of Digitec Acquisition	490	—	490
Foreign currency translation	129	747	876

Balance as of August 31, 2011	$13,682	$17,261	$30,943

Foreign currency translation	(206)	(776)	(982)

Balance as of August 31, 2012	$13,476	$16,485	$29,961

Other Intangible Assets

The components of the Company’s identifiable intangible assets at August 31, 2012 and 2011 are included in the table below.

	August 31,
	2012			2011
$ in thousands	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Patents	12.7	$25,637	$(10,458)	13.1	$26,316	$(8,661)
Customer relationships	8.4	6,313	(3,477)	9.7	6,371	(2,768)
Non-compete agreements	5.5	846	(478)	6.9	852	(320)
Other	N/A	202	(90)	N/A	171	(41)
Unamortizable Intangible Assets:
Tradenames	N/A	6,575	—	N/A	6,719	—

Total		$39,573	$(14,503)		$40,429	$(11,790)

Amortization expense for amortizable intangible assets was $2.9 million, $2.8 million and $2.6 million for 2012, 2011, and 2010, respectively. Amortizable intangible assets are being amortized using the straight-line method over an average term of approximately 11.3 years.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal Years	$ in thousands
2013	$2,803
2014	2,748
2015	2,446
2016	2,128
2017	1,990

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2012. The estimated fair value of all of the Company’s reporting units each exceeded the respective carrying values by more than 10 percent. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2012, 2011 and 2010. The Company does not include a roll forward of impairment losses because the Company has never had an impairment loss.

I. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2012	2011
Other current liabilities:
Employee salaries, vacation and retirement plans	$14,438	$14,288
Income tax liability	5,397	460
Warranty	4,848	3,651
Deferred revenue	3,714	6,718
Dealer related liabilities	3,622	3,198
Environmental remediation liability	2,414	1,540
Other	10,348	13,025

Total other current liabilities	$44,781	$42,880

J. CREDIT ARRANGEMENTS

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at August 31, 2012 or 2011. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points, (1.38 percent at August 31, 2012). Unpaid principal and interest is due by January 31, 2013. The Company intends to renew the Euro Line of Credit upon expiration of its term.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of BSI. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.65 percent at August 31, 2012). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note K, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period that began in September of 2006. The BSI Term Note is due in June of 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the amended Revolving Credit Agreement will primarily be used for working capital purposes and funding acquisitions. At August 31, 2012 and 2011, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points (1.28 percent at August 31, 2012), subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain similar covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2012 and 2011, the Company was in compliance with all loan covenants.

Long-term debt consists of the following:

	August 31,
$ in thousands	2012	2011
BSI Term Note	$4,285	$8,571
Less current portion	(4,285)	(4,286)

Total long-term debt	$—	$4,285

Interest expense was $0.5 million, $0.8 million and $1.6 million for the years ended August 31, 2012, 2011 and 2010, respectively. All remaining principal payments on the term note are due within one year.

K. FINANCIAL DERIVATIVES

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current liabilities	$(436)	$(218)
Interest rate swap	Other current liabilities	(90)	(267)
Interest rate swap	Other noncurrent liabilities	—	(149)

Total derivatives designated as hedging instruments		$(526)	$(634)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	12	—
Foreign currency forward contracts	Other current liabilities	(37)	—

Total derivatives not designated as hedging instruments		$(25)	$—

In addition, accumulated other comprehensive income included gains, net of related income tax effects of $2.4 million and $0.5 million at August 31, 2012 and 2011, respectively, related to derivative contracts designated as hedging instruments.

Cash Flow Hedging Relationships

In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that is designed to effectively convert or hedge the variable interest rate on the entire amount of this borrowing to achieve a net fixed rate of 6.05 percent per annum. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note (see Note J, Credit Arrangements). Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in AOCI, net of related income tax effects.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in fair value of the forward exchange contracts or option contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. The Company had $3.0 million and $0.0 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2012 and 2011, respectively. In addition, the amount of gain or loss recognized in OCI, the amount of gain or loss reclassified from AOCI into income and the amount of gain or loss recognized in income related to the outstanding cash flow hedging relationships were immaterial.

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	For the years ended August 31,
$ in thousands	2012	2011	2010
Foreign currency forward contracts(1)	$1,677	$(800)	$296

(1)	Net of tax expense (benefit) of $1,023, ($489) and $181 for the years ended August 31, 2012, 2011 and 2010, respectively.

During fiscal 2012, 2011 and 2010, the Company settled Euro foreign currency forward contracts resulting in after-tax net gains (losses) of $1.8 million, ($0.7 million) and $0.3 million, respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2012, 2011 and 2010. Accumulated currency translation adjustment in AOCI at August 31, 2012, 2011 and 2010 reflected realized and unrealized after-tax gains of $2.4 million, $0.7 million and $1.5 million, respectively.

At August 31, 2012 and 2011, the Company had outstanding Euro foreign currency forward contracts to sell 26.5 million Euro and 10.0 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

L. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.

Environmental Remediation

In 1992, the Company entered into a consent decree with the U.S. Environmental Protection Agency (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the groundwater. The remediation process consists of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. The Company accrues the anticipated cost of remediation when the obligation is probable and can be reasonably estimated.

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in fiscal 2012.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of August 31, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect that such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2012 and 2011:

Environmental Remediation Liabilities
$ in thousands	August 31,	August 31,
Balance Sheet Location	2012	2011
Other current liabilities	$2,414	$1,540
Other noncurrent liabilities	5,200	—

Total environmental remediation liabilities	$7,614	$1,540

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2012, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2013	$2,404
2014	1,329
2015	1,077
2016	992
2017	848
Thereafter	1,714

$8,364

Lease expense was $3.6 million, $3.4 million and $2.8 million for the years ended August 31, 2012, 2011, and 2010, respectively.

M. RETIREMENT PLANS

The Company has a defined contribution profit-sharing plan covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $0.5 million, $0.5 million and $0.6 million for the years ended August 31, 2012, 2011 and 2010, respectively.

A supplementary non-qualified, non-funded retirement plan for six former executives is also maintained. Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. The Company has purchased life insurance policies on certain former executives named in this supplemental retirement plan to provide funding for this liability.

As of August 31, 2012 and 2011, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$6,787	$6,957
Interest cost	325	334
Actuarial loss	823	53
Benefits paid	(557)	(557)

Benefit obligation at end of year	$7,378	$6,787

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2012	2011
Other current liabilities	$557	$557
Pension benefit liabilities	6,821	6,230

Net amount recognized	$7,378	$6,787

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2012	2011
Net actuarial loss	$(4,101)	$(3,445)

For the years ended August 31, 2012 and 2011, the Company assumed a discount rate of 3.75 percent and 5.00 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2012, 2011 and 2010, the Company assumed a discount rate of 5.00 percent, 5.00 percent and 5.25 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2012	2011	2010
Interest cost	$325	$334	$351
Net amortization and deferral	166	164	178

Total	$491	$498	$529

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2013 will be $212.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2013	557
2014	541
2015	536
2016	531
2017	524
Thereafter	4,689

7,378

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$3,651	$1,862
Liabilities accrued for warranties during the period	4,922	4,865
Warranty claims paid during the period	(3,725)	(3,076)

Product warranty accrual balance, end of period	$4,848	$3,651

Warranty costs were $4.9 million, $4.9 million, and $3.8 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

O. INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

Irrigation

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

Infrastructure

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

The Company has no single major customer representing 10 percent or more of its total revenues during fiscal 2012, 2011, or 2010.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2012	2011	2010
Operating revenues:
Irrigation	$475,299	$369,930	$258,666
Infrastructure	75,956	108,960	99,774

Total operating revenues	$551,255	$478,890	$358,440

Operating income:
Irrigation	$80,259	$59,703	$40,869
Infrastructure	(11)	11,901	11,083

Segment operating income	$80,248	$71,604	$51,952
Unallocated general and administrative expenses	(14,738)	(15,018)	(14,110)
Interest and other income (expense), net	(402)	(72)	(1,060)

Earnings before income taxes	$65,108	$56,514	$36,782

Total Capital Expenditures:
Irrigation	$7,942	$5,490	$3,125
Infrastructure	1,948	2,915	2,659

	$9,890	$8,405	$5,784

Total Depreciation and Amortization:
Irrigation	$6,959	$6,009	$4,597
Infrastructure	5,509	5,725	6,113

	$12,468	$11,734	$10,710

Total Assets:
Irrigation	$303,741	$267,275	$206,885
Infrastructure	111,790	113,869	118,596

	$415,531	$381,144	$325,481

Summarized financial information concerning the Company’s geographical areas is shown in the following tables. No individual foreign country’s operating revenues were material for separate disclosure purposes.

	For the years ended August 31,
$ in thousands	2012		2011		2010
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
United States	$354,649	64	$307,694	64	$204,465	57
International	196,606	36	171,196	36	153,975	43

Total Revenues	$551,255	100	$478,890	100	$358,440	100

	For the years ended August 31,
$ in thousands	2012		2011		2010
	Long-Lived Tangible Assets	% of Total Long-Lived Tangible Assets	Long-Lived Tangible Assets	% of Total Long-Lived Tangible Assets	Long-Lived Tangible Assets	% of Total Long-Lived Tangible Assets
United States	$45,100	80	$45,091	77	$45,881	80
International	11,080	20	13,374	23	11,765	20

Total Long-Lived Assets	$56,180	100	$58,465	100	$57,646	100

P. SHARE BASED COMPENSATION

Share Based Compensation Program

Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2012, the Company’s share-based compensation plan was the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the stockholders of the Company, and became effective on January 25, 2010, and replaced the Company’s 2006 Long Term Incentive Plan. At August 31, 2012 the Company had share based awards outstanding under its 2001, 2006 and 2010 Long-Term Incentive Plans.

The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares, exclusive of any forfeitures from the 2001 and 2006 Long Term Incentive Plans. At August 31, 2012, 297,962 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2010 Plan. All stock awards will be counted against the 2010 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2010 Plan. The 2010 Plan also limits the total awards that may be made to any individual.

Share Based Compensation Information

Stock Options – Stock option awards granted under the 2010 Plan have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest over a four-year period at 25 percent per year. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes.

Grant Year
Fiscal 2012
Weighed-Average Assumptions
Risk-free interest rate	1.7%
Dividend yield	0.6%
Expected life (years)	7
Volatility	55.9%

Weighted-average grant-date fair value of options granted	$31.04

There were no stock option awards granted for the years ended August 31, 2011 or 2010. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of the Company’s stock price over the expected life of the option.

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2012, 2011 and 2010:

	Number of Shares	Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (‘000s)
Outstanding at August 31, 2010	291,625	$23.23	3.7	$3,977
Granted	—	—
Exercised	(153,700)	$23.28		$7,001
Forfeitures	(1,350)	$24.33

Outstanding at August 31, 2011	136,575	$23.17	3.1	$5,331

Granted	36,294	58.10
Exercised	(23,588)	$24.10		$971
Forfeitures	(2,983)	$58.10

Outstanding at August 31, 2012	146,298	$30.97	3.9	$5,031

Exercisable at August 31, 2010	284,875	$23.33	3.7	$3,858
Exercisable at August 31, 2011	136,575	$23.17	3.1	$5,331
Exercisable at August 31, 2012	112,987	$22.97	2.4	$4,789

There were no outstanding stock options that vested during the fiscal year ended August 31, 2012. There were 6,750 and 27,115 outstanding stock options that vested during the fiscal years ended August 31, 2011 and 2010, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
$ in thousands	2012	2011	2010
Intrinsic value of stock options exercised	$971	$7,001	$2,042
Cash received from stock option exercises	$567	$3,579	$1,213
Tax benefit realized from stock option exercises	$368	$2,628	$232
Aggregate grant-date fair value of stock options vested	N/A	$8.13	$9.72

Restricted stock units – The restricted stock units granted to employees and directors under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33 percent per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2012, 2011 and 2010:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Restricted stock units at August 31, 2010	75,093	$38.61
Granted	40,699	55.27
Vested	(40,337)	43.91
Forfeited	(3,629)	51.17

Restricted stock units at August 31, 2011	71,826	$47.99

Granted	40,212	58.27
Vested	(37,381)	47.87
Forfeited	(7,122)	51.16

Restricted stock units at August 31, 2012	67,535	$54.35

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2012, 2011 and 2010, outstanding restricted stock units included 4,873, 5,658 and 7,546 units, respectively, that will be settled in cash. The vesting date fair value of restricted stock units that vested was $1.7 million for each of the years ended August 31, 2012 and 2011.

Performance stock units – The performance stock units granted to employees under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to three-year average revenue growth and a three-year average return on net assets are achieved.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2012, 2011 and 2010:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Performance stock units at August 31, 2010	87,701	$38.98
Granted	27,932	55.45
Vested	(17,008)	47.27
Forfeited	—	—

Performance stock units at August 31, 2011	98,625	$42.21

Granted	19,386	57.09
Vested	—	—
Forfeited	(38,987)	43.30

Performance stock units at August 31, 2012	79,024	$45.32

In connection with the performance stock units, the performance goals are based upon a three-year average revenue growth and a three-year average return on net assets over the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Performance stock units that vested in fiscal 2011 represented 13,395 actual shares of common stock issued. No shares vested in fiscal 2012 as performance measures were not met. The vesting date fair value of performance stock units that vested was $0.6 million for the year ended August 31, 2011.

As of August 31, 2012, there was $4.7 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2012, 2011 and 2010:

	For the years ended August 31,
$ in thousands	2012	2011	2010
Share-based compensation expense included in cost of operating revenues	$225	$157	$123
Research and development	189	120	60
Sales and marketing	524	574	360
General and administrative	3,001	2,623	1,663

Share-based compensation expense included in operating expenses	3,714	3,317	2,083

Total share-based compensation expense	3,939	3,474	2,206
Tax benefit	(1,493)	(1,317)	(836)

Share-based compensation expense, net of tax	$2,446	$2,157	$1,370

Q. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended August 31, 2012
Operating revenues	$119,205	$132,134	$172,099	$127,817
Cost of operating revenues	88,957	95,640	123,071	95,069
Earnings before income taxes	4,441	19,427	28,587	12,653
Net earnings	2,921	12,774	18,823	8,759
Diluted net earnings per share(1)	$0.23	$1.00	$1.47	$0.68
Market price (NYSE)
High	$63.40	$67.27	$70.13	$74.62
Low	$46.03	$49.17	$52.98	$52.68
Year ended August 31, 2011
Operating revenues	$89,166	$120,168	$153,446	$116,110
Cost of operating revenues	64,943	86,159	111,947	86,056
Earnings before income taxes	6,577	17,001	23,159	9,777
Net earnings	4,286	11,325	15,289	5,902
Diluted net earnings per share(1)	$0.34	$0.89	$1.20	$0.46
Market price (NYSE)
High	$66.48	$79.56	$85.87	$73.03
Low	$37.22	$58.00	$61.85	$47.68

(1)

The quarterly diluted net earnings per share is calculated based on the weighted average shares outstanding assuming dilution for the quarter. There may be rounding differences between the sum of the quarterly diluted net earnings per share amounts and the year-to-date diluted net earnings per share.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2012, and our report dated October 26, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

October 26, 2012

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2012. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

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

	Age	Position
Richard W. Parod	59	President and Chief Executive Officer
James C. Raabe	52	Vice President and Chief Financial Officer
Steven S. Cotariu	54	President – Infrastructure Business
David B. Downing	57	President – International Operations
Barry A. Ruffalo	42	President – Irrigation Business
Douglas A. Taylor*	49	President – Technology Business
Eric R. Arneson*	38	Vice President, General Counsel and Secretary
Mark A. Roth*	37	Vice President – Corporate Development and Treasurer
Lori L. Zarkowski*	37	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

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

Mr. James C. Raabe is Vice President and Chief Financial Officer of the Company, and has held such positions since June 2011. Prior to joining Lindsay and since April 1999, he served as Senior Vice President and Chief Financial Officer of Select Comfort Corporation. From September 1997 to April 1999, Mr. Raabe served as the Controller for Select Comfort Corporation. From May 1992 to September 1997, he served as Vice President – Finance of ValueRx, Inc., a pharmacy benefit management provider. Mr. Raabe held various positions with KPMG LLP from August 1982 to May 1992.

Mr. Steven S. Cotariu is President – Infrastructure Business of the Company and has held that position since September 2010 when he joined the Company. Prior to joining Lindsay and since October 2002, Mr. Cotariu held a variety of positions of increasing responsibility with Pentair, Inc., most recently as Vice President, Marketing for Pentair Technical Products. Previously, Mr. Cotariu held marketing and business development positions with Textron, Inc. and was a consultant with McKinsey & Company.

Mr. David B. Downing is President – International Operations of the Company and has held such position since March 2008. Between March 2009 and June 2011, Mr. Downing served as both Chief Financial Officer and President – International Operations of the Company. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such positions from August 2004, when he joined the Company, to March 2008. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, Illinois, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.

Mr. Barry A. Ruffalo is President – Irrigation Business of the Company and has held such position since March 2007, when he joined the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.

Mr. Douglas A. Taylor is President – Technology Business of the Company and has held such position since July 2011. Mr. Taylor joined the Company in May 2005 as the Chief Information Officer and was promoted to Vice President and Chief Information Officer in October 2006, a position he held until appointment to his current position. From 2004 through early 2005, Mr. Taylor was a Technology Consultant. Prior to that time and since 1999, Mr. Taylor held several positions with ConAgra Foods, most recently as the Vice President of Process and Systems Integration, Vice President of Financial Systems, and Director of Information Systems.

Mr. Eric R. Arneson is Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company. Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

Mr. Mark A. Roth is Vice President – Corporate Development and Treasurer of the Company. Mr. Roth joined Lindsay in 2004, as Director of Corporate Development and was promoted to Vice President – Corporate Development in March 2007, adding Treasurer to his role in April 2008. From March 2001 through 2004 when he joined the Company, Mr. Roth was an Associate with McCarthy Group, Inc., a Midwest-based investment bank and private equity fund. From January 1998 through February 2001, Mr. Roth was a Senior Credit Analyst at US Bancorp.

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

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2012.

ITEM 11 – Executive Compensation

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

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the discussion responsive thereto under the caption “Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers” in the Proxy Statement.

Equity Compensation Plan Information – The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2012 (there were no equity compensation plans not approved by security holders as of August 31, 2012):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	287,984	$30.97	297,962

Total	287,984	$30.97	297,962

(1)

Plans approved by shareholders include the Company’s 2001, 2006 and 2010 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2006 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.

(2)

Column (a) includes (i) 79,024 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2012, and (ii) 62,662 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2012. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Corporate Governance – Related Party Transactions” in the Proxy Statement.

ITEM 14 – Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 – Exhibits, Financial Statement Schedules

a(1) Financial Statements

The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.

Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

a(2) Financial Statement Schedules

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2012, 2011 and 2010

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2012:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	2,340	379		1,002	1,717
Allowance for inventory obsolescence (b)	2,167	1,114	(126)	1,507	1,648
Year ended August 31, 2011:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	2,244	388	—	292	2,340
Allowance for inventory obsolescence (b)	2,045	426	(2)	302	2,167
Year ended August 31, 2010:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	1,864	732	4	356	2,244
Allowance for inventory obsolescence (b)	1,643	984	60	642	2,045

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.
(b)	Deductions consist of obsolete items sold or scrapped.

a(3) Exhibits. The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2012.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of October, 2012.

/s/ RICHARD W. PAROD	Director, President and Chief Executive Officer
Richard W. Parod	(Principal Executive Officer)

/s/ JAMES C. RAABE	Vice President and Chief Financial Officer
James C. Raabe	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL N. CHRISTODOLOU (1)	Chairman of the Board of Directors
Michael N. Christodolou

/s/ HOWARD G. BUFFETT (1)	Director
Howard G. Buffett

/s/ W. THOMAS JAGODINSKI (1)	Director
W. Thomas Jagodinski

/s/ J. DAVID MCINTOSH (1)	Director
J. David McIntosh

/s/ MICHAEL C. NAHL (1)	Director
Michael C. Nahl

/s/ MICHAEL D.WALTER (1)	Director
Michael D. Walter

/s/ WILLIAM F. WELSH II (1)	Director
William F. Welsh II

(1) By:	/s/ RICHARD W. PAROD
Richard W. Parod, Attorney-In-Fact

a(3) EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.2	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.†

10.3	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.†

10.4	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.†

10.5	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009.†

10.6**	Lindsay Corporation Management Incentive Plan (MIP), 2012 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.7	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.†

10.8	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.†

10.9	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.†

10.10	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.†

10.11	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.†

10.12	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.13	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.14	Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.†

10.15	Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.†

10.16	Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.†

10.17	Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.18	Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.19	Employment Agreement, dated August 13, 2010, by and between the Company and Steve Cotariu, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.†

10.20	Term Note, dated June 1, 2006, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.21	Amended and Restated Credit Agreement, dated June 1, 2006, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on February 28, 2010.

10.22	Amended and Restated ISDA Confirmation dated May 5, 2006, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.23	ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.24	Schedule to the ISDA Master Agreement, dated May 5, 2006, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 2, 2006.

10.25	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.26	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.27	First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010.

10.28	Second Amendment to Credit Agreement, dated January 23, 2011, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2011.

10.29	Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2012 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.