Form 10-Q
period 2012-11-30
LINDSAY CORP
filed 2013-01-08
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 3, 2013, 12,842,586 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2012	2011
Operating revenues	$147,370	$119,205
Cost of operating revenues	104,513	88,957

Gross profit	42,857	30,248

Operating expenses:
Selling expense	7,321	6,944
General and administrative expense	10,118	8,940
Engineering and research expense	3,154	2,056
Environmental remediation expense	—	7,225

Total operating expenses	20,593	25,165

Operating income	22,264	5,083

Other income (expense):
Interest expense	(143)	(143)
Interest income	138	96
Other income (expense), net	124	(595)

Earnings before income taxes	22,383	4,441

Income tax expense	7,655	1,520

Net earnings	$14,728	$2,921

Earnings per share:
Basic	$1.15	$0.23
Diluted	$1.15	$0.23

Shares used in computing earnings per share:
Basic	12,756	12,682
Diluted	12,853	12,764

Cash dividends declared per share	$0.115	$0.090

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2012	2011
Net earnings	$14,728	$2,921

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	33	26
Unrealized gain on cash flow hedges, net of tax	26	72
Foreign currency translation adjustment, net of hedging activities, net of tax	(41)	(4,131)

Total other comprehensive income (loss), net of tax (benefit) expense of ($393) and $139	18	(4,033)

Total comprehensive income (loss)	$14,746	$(1,112)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	November 30,	August 31,
($ and shares in thousands, except par values)	2012	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$152,173	$108,731	$143,444
Receivables, net of allowance of $1,645, $2,171 and $1,717	88,893	76,671	82,565
Inventories, net	67,250	57,646	52,873
Deferred income taxes	8,171	8,980	9,505
Other current assets	10,719	11,787	10,478

Total current assets	327,206	263,815	298,865

Property, Plant and Equipment:
Cost	139,032	131,555	136,695
Less accumulated depreciation	(82,947)	(74,580)	(80,515)

Property, plant and equipment, net	56,085	56,975	56,180

Intangibles, net	24,410	27,494	25,070
Goodwill	30,114	30,390	29,961
Other noncurrent assets	5,063	5,408	5,455

Total assets	$442,878	$384,082	$415,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,662	$39,955	$31,372
Current portion of long-term debt	3,214	4,286	4,285
Other current liabilities	39,141	38,072	44,781

Total current liabilities	93,017	82,313	80,438

Pension benefits liabilities	6,749	6,173	6,821
Long-term debt	—	3,214	—
Deferred income taxes	9,622	10,433	9,984
Other noncurrent liabilities	7,417	8,128	7,450

Total liabilities	116,805	110,261	104,693

Shareholders’ Equity:
Preferred stock of $1 par value- Authorized 2,000 shares; none issued	—	—	—
Common stock of $1 par value- Authorized 25,000 shares; 18,531 issued	18,531	18,397	18,421
Capital in excess of stated value	44,995	39,446	43,140
Retained earnings	354,367	304,510	341,115
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive (loss) income, net	(859)	2,429	(877)

Total shareholders’ equity	326,073	273,821	310,838

Total liabilities and shareholders’ equity	$442,878	$384,082	$415,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,728	$2,921
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,130	3,125
Provision for uncollectible accounts receivable	199	47
Deferred income taxes	(782)	(2,596)
Share-based compensation expense	1,219	898
Other, net	157	1,014
Changes in assets and liabilities:
Receivables	(6,441)	162
Inventories	(14,341)	(9,565)
Other current assets	(357)	(928)
Accounts payable	19,210	8,775
Other current liabilities	(4,396)	(6,399)
Current taxes payable	1,312	3,553
Other noncurrent assets and liabilities	(181)	5,200

Net cash provided by operating activities	13,457	6,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,215)	(2,632)
(Payment) proceeds for settlement of net investment hedge	(1,093)	476

Net cash used in investing activities	(3,308)	(2,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,082	—
Common stock withheld for payroll tax withholdings	(2,441)	(579)
Principal payments on long-term debt	(1,072)	(1,071)
Excess tax benefits from share-based compensation	2,185	135
Dividends paid	(1,476)	(1,143)

Net cash used in financing activities	(1,722)	(2,658)

Effect of exchange rate changes on cash and cash equivalents	302	(829)

Net change in cash and cash equivalents	8,729	564
Cash and cash equivalents, beginning of period	143,444	108,167

Cash and cash equivalents, end of period	$152,173	$108,731

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

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

Note 2 – New Accounting Pronouncements

Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income, by requiring all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain portions of ASU No. 2011-05 indefinitely and will be further deliberated by the FASB at a future date. The Company adopted ASU No. 2011-05 in the fiscal quarter ended November 30, 2012 and elected to present nonowner changes in shareholders’ equity in two separate but consecutive statements.

New Accounting Standards Issued but not yet adopted

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

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2012 and 2011:

	Three months ended
	November 30,
($ and shares in thousands, except per share amounts)	2012	2011
Numerator:
Net earnings	$14,728	$2,921

Denominator:
Weighted average shares outstanding	12,756	12,682
Diluted effect of stock equivalents	97	82

Weighted average shares outstanding assuming dilution	12,853	12,764

Basic net earnings per share	$1.15	$0.23
Diluted net earnings per share	$1.15	$0.23

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the three months ended November 30, 2012 and 2011.

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2012 and 2011.

The Company recorded income tax expense of $7.7 million and $1.5 million for the three months ended November 30, 2012 and 2011, respectively. The estimated annual effective income tax rate used to calculate income tax expense before discrete items was 34.2 percent for each of the three months ended November 30, 2012 and 2011.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2012 and 2011 and August 31, 2012:

	November 30,	November 30,	August 31,
($ in thousands)	2012	2011	2012
Raw materials and supplies	$14,447	$11,517	$9,818
Work in process	5,040	4,192	4,427
Finished goods and purchased parts	54,675	49,115	45,540

Total inventory value before LIFO adjustment	74,162	64,824	59,785
Less adjustment to LIFO value	(6,912)	(7,178)	(6,912)

Inventories, net	$67,250	$57,646	$52,873

Note 6 – Credit Arrangements

At November 30, 2012 and 2011 and August 31, 2012, the Company was in compliance with all loan covenants. There have been no changes made to credit arrangements since August 31, 2012.

Outstanding long-term debt consists of the following:

	November 30,	November 30,	August 31,
($ in thousands)	2012	2011	2012
BSI Term Note	$3,214	$7,500	$4,285
Less current portion	(3,214)	(4,286)	(4,285)

Total long-term debt	$—	$3,214	$—

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2012, the Company’s derivative counterparty had investment grade credit ratings.

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		November 30,	November 30,	August 31,
($ in thousands)	Balance Sheet Location	2012	2011	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$282	$—
Foreign currency forward contracts	Other current liabilities	(359)	—	(436)
Interest rate swap	Other current liabilities	(45)	(225)	(90)
Interest rate swap	Other noncurrent liabilities	—	(86)	—

Total derivatives designated as hedging instruments		$(404)	$(29)	$(526)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$128	$—	$12
Foreign currency forward contracts	Other current liabilities	—	—	(37)

Total derivatives not designated as hedging instruments		$128	$—	$(25)

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $1.7 million, $1.1 million and $2.4 million at November 30, 2012 and 2011 and August 31, 2012, respectively, related to derivative contracts designated as hedging instruments.

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

Net Investment Hedging Relationships

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. These foreign currency forward contracts qualify as a hedge of net investments in foreign operations. Changes in fair value of the net investment hedge contracts are reported in other comprehensive income (“OCI”) as part of the currency translation adjustment, net of tax.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended
	November 30,
($ in thousands)	2012	2011
Foreign currency forward contracts(1)	$(631)	$591

(1)	Net of tax (benefit) expense of ($385) and $360 for the three months ended November 30, 2012 and 2011, respectively.

For the three months ended November 30, 2012 and 2011, the Company settled Euro foreign currency forward contracts resulting in an after-tax net (loss) gain of ($0.7 million) and $0.3 million, respectively, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the three months ended November 30, 2012 and 2011. Accumulated currency translation adjustments in AOCI at November 30, 2012 and 2011 and August 31, 2012 reflected realized and unrealized after-tax gains of $1.8 million, $1.3 million and $2.4 million, respectively.

At November 30, 2012 and 2011 and August 31, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 13.0 million Euro, 17.0 million Euro and 26.5 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2012 and 2011 and August 31, 2012, respectively.

	November 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$152,173	$—	$—	$152,173
Derivative assets	—	128	—	128
Derivative liabilities	—	(404)	—	(404)

	November 30, 2011
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$108,731	$—	$—	$108,731
Derivative assets	—	282	—	282
Derivative liabilities	—	(311)	—	(311)

	August 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,444	$—	$—	$143,444
Derivative assets	—	12	—	12
Derivative liabilities	—	(563)	—	(563)

The carrying amount of long-term debt (including current portion) was $3.2 million, $7.5 million and $4.3 million as of November 30, 2012 and 2011 and August 31, 2012, respectively. The fair value of this debt was estimated at $3.2 million, $7.4 million, and $4.3 million as of November 30, 2012 and 2011 and August 31, 2012, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality. The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2012 or 2011.

Note 9 – Commitments and Contingencies

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

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants have developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. During the first quarter of fiscal 2013, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation will be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans, which could result in changes to its estimates. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Estimates continue to be refined and evaluated on a number of remediation alternatives and the EPA has not provided approval of possible action plans. While additional estimated expenses could significantly exceed the amount accrued as of November 30, 2012 and could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2012 and 2011 and August 31, 2012:

Environmental Remediation Liabilities
($ in thousands)	November 30,	November 30,	August 31,
Balance Sheet Location	2012	2011	2012
Other current liabilities	$2,391	$2,899	$2,414
Other noncurrent liabilities	5,200	5,200	5,200

Total environmental remediation liabilities	$7,591	$8,099	$7,614

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	November 30,
($ in thousands)	2012	2011
Warranties:
Product warranty accrual balance, beginning of period	$4,848	$3,651
Liabilities accrued for warranties during the period	1,292	899
Warranty claims paid during the period	(1,088)	(805)

Product warranty accrual balance, end of period	$5,052	$3,745

Note 11 – Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform a service in exchange for the award. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. In connection with the restricted stock units, performance stock units and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

Restricted stock units are generally settled with the issuance of shares of common stock with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. The performance stock units vest contingent upon meeting various performance goals. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. The awards actually earned may range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Share-based compensation expense was $1.2 million and $0.9 million for the three months ended November 30, 2012 and 2011, respectively.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2012 and 2011, respectively:

	November 30,
	2012		2011
		Grant-Date Fair Value		Grant-Date Fair Value
	# Granted	Per Award	# Granted	Per Award
Stock options	24,684	$40.09	36,294	$31.04
RSUs (1)	25,279	$74.31	33,989	$57.09
PSUs	13,072	$74.31	19,386	$57.09

(1)	The RSUs granted in 2012 and 2011 consisted of 2,057 and 2,148, respectively of awards that will be settled in cash.

The following table provides the assumptions used in determining the fair value of the share-based awards for the three month periods ended November 30, 2012 and 2011, respectively:

	Grant Year
	2012	2011
Weighted-average dividend yield	0.6%	0.6%
Weighted-average volatility	56.3%	55.9%
Range of risk-free interest rates	0.4- 1.2%	0.4- 1.7%
Weighted-average expected lives	7 years	7 years

Note 12 – Industry Segment Information

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

The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses, environmental remediation expenses and other overhead charges directly attributable to the segment. The Company has no single major customer representing 10 percent or more of its total revenues during the three months ended November 30, 2012 and 2011. Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended November 30,
($ in thousands)	2012	2011
Operating revenues:
Irrigation	$134,217	$100,776
Infrastructure	13,153	18,429

Total operating revenues	$147,370	$119,205

Operating income (loss):
Irrigation	$27,468	$9,785
Infrastructure	(1,318)	(1,177)

Segment operating income	26,150	8,608
Unallocated general and administrative expenses	(3,886)	(3,525)
Interest and other income (expense), net	119	(642)

Earnings before income taxes	$22,383	$4,441

Total Capital Expenditures:
Irrigation	$2,085	$2,036
Infrastructure	130	596

	$2,215	$2,632

Total Depreciation and Amortization:
Irrigation	$1,704	$1,670
Infrastructure	1,426	1,455

	$3,130	$3,125

Total Environmental Remediation Expenses
Irrigation	$—	$6,141
Infrastructure	—	1,084

	$—	$7,225

	November 30,	November 30,	August 31,
($ in thousands)	2012	2011	2012
Total Assets:
Irrigation	$331,872	$270,395	$303,741
Infrastructure	111,006	113,687	111,790

	$442,878	$384,082	$415,531

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2013 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein, as well as others not now anticipated. The risks and uncertainties described herein are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the fiscal quarter ended November 30, 2012.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview

Operating revenues for the three months ended November 30, 2012 increased by 24 percent to $147.4 million compared with $119.2 million for the three months ended November 30, 2011. The increase is primarily attributable to an increase in domestic irrigation revenues. The trend for the first quarter of fiscal 2013 included higher demand for domestic irrigation systems stimulated by positive fundamental drivers in the agricultural economy offset by lower infrastructure products demand impacted by government funding issues and project delays. As drought conditions across the U.S. pushed commodity prices higher through the summer months and fall months, the realization of the importance of efficient, mechanical irrigation rose, creating robust market conditions for irrigation equipment sales during the first quarter. Gross margins improved to 29.1 percent compared to 25.4 percent in the comparable prior year period as higher gross margin in the irrigation segment more than offset lower gross margins in the infrastructure segment. Net earnings were $14.7 million or $1.15 per diluted share for the three months ended November 30, 2012 compared with $2.9 million or $0.23 per diluted share for the same prior year period. The operating expenses for the three months ended November 30, 2011 included $7.2 million, or $0.37 per diluted share on an after tax basis, of accrued expenses relating to an estimated increase in the Company’s liability for environmental remediation at its Lindsay, Nebraska facility.

Results of Operations

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2012 and 2011. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,		Increase
($ in thousands)	2012	2011	(Decrease)
Consolidated
Operating revenues	$147,370	$119,205	24%
Gross profit	$42,857	$30,248	42%
Gross margin	29.1%	25.4%	15%

Operating expenses (1)	$20,593	$25,165	-18%
Operating income	$22,264	$5,083	338%
Operating margin	15.1%	4.3%	254%
Other income (expense), net	$119	$(642)	119%
Income tax expense	$7,655	$1,520	404%
Effective income tax rate	34.2%	34.2%	—
Net earnings	$14,728	$2,921	404%

Irrigation Equipment Segment
Segment operating revenues	$134,217	$100,776	33%
Segment operating income (2)	$27,468	$9,785	181%
Segment operating margin (2)	20.5%	9.7%	111%

Infrastructure Products Segment
Segment operating revenues	$13,153	$18,429	-29%
Segment operating (loss) (2)	$(1,318)	$(1,177)	-12%
Segment operating margin (2)	-10.0%	-6.4%	-57%

(1)	Includes $3.9 million and $3.5 million of unallocated general and administrative expenses for the three months ended November 30, 2012 and 2011, respectively.
(2)	Excludes unallocated general & administrative expenses. There were no environmental remediation expenses allocated to the irrigation segment and the infrastructure segment for the three months ended November 30, 2012. Environmental remediation expenses of $6.1 million and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the three months ended November 30, 2011.

Revenues

Operating revenues for the three months ended November 30, 2012 increased by 24 percent to $147.4 million compared with $119.2 million for the three months ended November 30, 2011. The increase is attributable to a $33.4 million increase in irrigation revenues offset in part by a $5.3 million decrease in infrastructure revenues. The irrigation segment provided 91 percent of Company revenue for the three months ended November 30, 2012 as compared to 85 percent of the prior year, due to exceptional growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues for the three months ended November 30, 2012 of $96.5 million increased 59 percent compared to the three months ended November 30, 2011. The increase in U.S. irrigation revenues is primarily due to a 56 percent increase in the number of irrigation systems sold compared to the prior year, with the largest increases in the drought impacted Corn Belt. Favorable economic conditions in U.S. agriculture markets and drought conditions continued to drive strong demand for irrigation equipment. The drought led to lower yields in 2012 and higher commodity prices with corn prices increasing 23 percent and soybean prices increasing 32 percent from the same period last year. Higher commodity prices and drought insurance proceeds are contributing to significantly higher Net Farm Income as the U.S. Department of Agriculture (USDA) forecasted 2012 Net Farm Income to be approximately $114.0 billion as of November 2012. This is the second highest on record and 54 percent above the 10 year average. The Company’s distribution channel indicated continued robust demand as growers demonstrated willingness to make investments in irrigation to enhance yields and improve Net Farm Income. The robust U.S. irrigation equipment order flow also highlighted growers concern regarding the impact of future dry weather, concern over the continuation of the Section 179 favorable tax treatment of purchases, and concern regarding the ability to get irrigation equipment during the upcoming spring selling season.

International irrigation revenues for the three months ended November 30, 2012 of $37.7 million decreased 6 percent compared to the three months ended November 30, 2011. The decrease in international irrigation revenues is primarily due to an 8 percent decrease in the number of irrigation systems sold compared to the prior year. Operating revenues decreased primarily due to less international project based revenue in the Middle East, which were offset in part by increases in Canada and modest sales gains from growth efforts in Russia.

Infrastructure segment revenues were $13.2 million for the three months ended November 30, 2012 decreasing 29 percent from $18.4 million for the three months ended November 30, 2011 primarily due to lower sales of road safety products, Road Zipper systems sales and leases, and rail products. Infrastructure sales continue to be constrained by uncertainty of longer term plans for highway projects and government funding.

Gross Margin

Gross profit for the three months ended November 30, 2012 of $42.9 million increased 42 percent compared to $30.2 million for three months ended November 30, 2011. The increase in gross profit was primarily attributable to a $7.2 million gross profit increase on higher sales volume and a $5.5 million gross profit increase from improvement in gross margin. Gross margin was 29.1 percent for the three months ended November 30, 2012 compared to 25.4 percent for the three months ended November 30, 2011. Irrigation segment gross margins increased by approximately 4 percentage points primarily due to cost improvement, as input costs were down slightly from prior year, fixed cost leverage from higher sales, and improved sales pricing. Infrastructure segment gross margins decreased by approximately 4 percentage points due to unfavorable product mix from lower Road Zipper system lease volume and deleverage of fixed costs from lower sales.

Operating Expenses

The Company’s operating expenses of $20.6 million for the three months ended November 30, 2012 were $4.6 million lower than such expenses for the three months ended November 30, 2011. The decrease in operating expenses is primarily related to $7.2 million of environmental remediation expenses in the prior year. The decrease in environmental expenses was partially offset by increases in operating expenses that were primarily related to increases in research and development expenses of $1.1 million along with personnel related increases of $1.1 million driven by higher incentive compensation and headcount to support growth.

Operating expenses were 14.0 percent of sales for the three months ended November 30, 2012 compared to 21.1 percent of sales for the three months ended November 30, 2011. Operating margin was 15.1 percent for the three months ended November 30, 2012 as compared to 4.3 percent for the three months ended November 30, 2011.

Income Taxes

The Company recorded income tax expense of $7.7 million and $1.5 million for the three months ended November 30, 2012 and 2011, respectively. The estimated annual effective income tax rate used to calculate income tax expense before discrete items was 34.2 percent for each of the three months ended November 30, 2012 and 2011.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $152.2 million at November 30, 2012 compared with $108.7 million at November 30, 2011 and $143.4 million at August 31, 2012. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for share repurchases and dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. Although the Company made no repurchases of its common stock during the three months ended November 30, 2012, the Company does have existing authorization to purchase up to 881,139 shares of its common stock under the Company’s share repurchase plan.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $17.5 million and $15.1 million as of November 30, 2012 and 2011, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $234.2 million at November 30, 2012, as compared with $181.5 million at November 30, 2011. The increase in net working capital mainly resulted from increased cash from earnings over the past year, increased inventory to support the increases in sales, especially in the irrigation segment, and increased receivables due to higher sales offset by increased payables related to increases in inventory. Cash flows provided by operations totaled $13.5 million during the three months ended November 30, 2012 compared to $6.2 million provided by operations during the same prior year period. Cash provided by operations increased by $7.3 million compared to the prior year period primarily as a result of increased earnings ($11.8 million) and positive cash flow changes in payables ($10.4 million) and other current liabilities ($2.0 million) offset in part by decreases due to negative cash flow changes in receivables ($6.6 million), other noncurrent assets and liabilities ($5.4 million) and inventories ($4.8 million).

Cash flows used in investing activities totaled $3.3 million during the three months ended November 30, 2012 compared to cash flows used in investing activities of $2.2 million during the same prior year period. The increase in the net cash used in investing activities was primarily due to the payments for the settlement of net investment hedge losses for the three months ended November 30, 2012 versus proceeds from settlement of net investment gains for the prior year. Capital spending of $2.2 million in fiscal 2013 decreased compared to the prior year capital spending of $2.6 million.

Cash flows used in financing activities totaled $1.7 million during the three months ended November 30, 2012 compared to cash flows used in financing activities of $2.7 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a $1.3 million increase in share-based compensation activities and an increase of $0.3 million of additional dividends paid. The Company’s total interest-bearing debt decreased from $7.5 million at November 30, 2011 to $3.2 million at November 30, 2012 due to four quarterly principal payments. The remaining $3.2 million of interest-bearing debt at November 30, 2012 is scheduled to be paid by June 10, 2013.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately USD $3.0 million as of November 30, 2012 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at November 30, 2012 and 2011 and August 31, 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.29 percent at November 30, 2012). Unpaid principal and interest is due by January 31, 2013. The Company intends to renew the Euro Line of Credit upon expiration of its term.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company (“BSI”). Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.71 percent as of November 30, 2012). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note 7 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on January 23, 2011 in order to extend the termination date from January 23, 2012 to January 23, 2014. The borrowings from the amended Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At November 30, 2012 and 2011 and August 31, 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 105 basis points (1.26 percent as of November 30, 2012), subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Any unpaid principal and interest is due by January 23, 2014.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain similar covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At November 30, 2012 and 2011 and August 31, 2012, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Market Conditions and Fiscal 2013 Outlook

The drought conditions experienced this past year have reinforced the importance of efficient water use for yield enhancement and preservation, and at the same time driven commodity prices higher, improving the outlook for the overall agriculture sector and particularly irrigation equipment. As of November 2012, the USDA projects U.S. 2012 Net Farm Income to be $114.0 billion and 54 percent higher than the ten year average, continuing to represent positive economic conditions for U.S. farmers. Demand for the Company’s irrigation equipment is closely aligned with Net Farm Income and commodity prices and can fluctuate significantly on a quarterly or annual basis. The U.S. federal government examines the level of farm subsidies and tax credits from time to time and changes to these programs could have a positive or adverse impact on commodity prices and irrigation equipment demand. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven by food security, water scarcity and population growth.

Infrastructure demand, including for Road Zipper system projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper systems and the fixed nature of some operating expenses. However, the Company has focused on operating efficiencies, lean manufacturing and pricing controls to be well positioned for margin improvement when the infrastructure segment returns to positive sales growth. During 2012 the U.S. government extended the multi-year U.S. highway bill through 2014, creating moderately positive sentiment for U.S. infrastructure spending by setting U.S. transportation policy for the next two years. The outlook for government funded infrastructure spending remains challenging due to global governmental budget constraints. The Company is confident in the opportunity for Road Zipper systems to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of November 30, 2012, the Company has an order backlog of $85.1 million compared with $52.8 million at November 30, 2011 and $57.1 million at August 31, 2012. The Company believes the quarter end backlog represents pulling forward some volume, at least in part, from the second half of fiscal 2013. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. In addition, the Company continues to have an ongoing, structured, acquisition process that is expected to generate additional growth opportunities throughout the world in water and infrastructure. The Company is committed to achieving earnings growth by employing sound business strategies, including without limitation global market expansion, improvements in margins, and/or strategic acquisitions.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2012.

Additionally, the CEO and CFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See Note 9 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012.

ITEM 6 – Exhibits

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2013 Plan Year. † **

10.2*	Lindsay Corporation Policy on Payment of Directors Fees and Expenses. †

10.3	Eighth Amendment to Employment Agreement, dated November 29, 2012, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2012.†

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of January 2013.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

