Form 10-Q
period 2013-02-28
LINDSAY CORP
filed 2013-04-03
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of March 28, 2013, 12,854,939 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1—Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$175,539	$132,134	$322,909	$251,339
Cost of operating revenues	125,175	95,640	229,688	184,597

Gross profit	50,364	36,494	93,221	66,742

Operating expenses:
Selling expense	8,000	6,868	15,321	13,812
General and administrative expense	10,155	8,434	20,273	17,374
Engineering and research expense	2,763	2,244	5,917	4,300
Environmental remediation expense	—	—	—	7,225

Total operating expenses	20,918	17,546	41,511	42,711

Operating income	29,446	18,948	51,710	24,031
Other income (expense):
Interest expense	(83)	(130)	(226)	(273)
Interest income	129	94	267	190
Other income (expense), net	(4)	515	120	(80)

Earnings before income taxes	29,488	19,427	51,871	23,868
Income tax expense	10,137	6,653	17,792	8,173

Net earnings	$19,351	$12,774	$34,079	$15,695

Earnings per share:
Basic	$1.51	$1.01	$2.66	$1.24
Diluted	$1.50	$1.00	$2.65	$1.23
Shares used in computing earnings per share:
Basic	12,842	12,703	12,799	12,692
Diluted	12,882	12,821	12,867	12,792
Cash dividends declared per share	$0.115	$0.090	$0.230	$0.180

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2013	2012	2013	2012
Net earnings	$19,351	$12,774	$34,079	$15,695

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	33	25	66	51
Unrealized (loss) gain on cash flow hedges, net of tax	(35)	48	(9)	120
Foreign currency translation adjustment, net of hedging activities and tax	1,148	1,344	1,107	(2,787)

Total other comprehensive income (loss), net of tax expense (benefit) of $275, $216, ($118) and $355	1,146	1,417	1,164	(2,616)

Total comprehensive income	$20,497	$14,191	$35,243	$13,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	February 29,	August 31,
($ and shares in thousands, except par values)	2013	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$159,583	$104,953	$143,444
Receivables, net of allowance of $1,915, $2,002 and $1,717	105,399	77,536	82,565
Inventories, net	78,071	68,578	52,873
Deferred income taxes	9,110	8,336	9,505
Other current assets	15,020	14,193	10,478

Total current assets	367,183	273,596	298,865

Property, Plant and Equipment:
Cost	141,973	134,413	136,695
Less accumulated depreciation	(85,104)	(77,177)	(80,515)

Property, plant and equipment, net	56,869	57,236	56,180

Intangibles, net	23,729	26,839	25,070
Goodwill	30,211	30,443	29,961
Other noncurrent assets	4,490	5,486	5,455

Total assets	$482,482	$393,600	$415,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,651	$39,417	$31,372
Current portion of long-term debt	2,143	4,286	4,285
Other current liabilities	45,724	33,428	44,781

Total current liabilities	111,518	77,131	80,438

Pension benefits liabilities	6,676	6,115	6,821
Long-term debt	—	2,143	—
Deferred income taxes	9,716	11,678	9,984
Other noncurrent liabilities	7,415	8,362	7,450

Total liabilities	135,325	105,429	104,693

Shareholders’ Equity:
Preferred stock of $1 par value-
Authorized 2,000 shares; none issued	—	—	—
Common stock of $1 par value-
Authorized 25,000 shares; 18,553 issued	18,553	18,409	18,421
Capital in excess of stated value	47,036	40,736	43,140
Retained earnings	372,242	316,141	341,115
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive income (loss), net	287	3,846	(877)

Total shareholders’ equity	347,157	288,171	310,838

Total liabilities and shareholders’ equity	$482,482	$393,600	$415,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	February 28,	February 29,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,079	$15,695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,240	6,235
Provision for uncollectible accounts receivable	530	129
Deferred income taxes	(2,104)	(1,299)
Share-based compensation expense	2,351	1,829
Other, net	144	587
Changes in assets and liabilities:
Receivables	(22,880)	150
Inventories	(24,827)	(20,221)
Other current assets	(4,222)	(1,798)
Accounts payable	32,066	7,796
Other current liabilities	5,331	(8,670)
Current taxes payable	(789)	(1,260)
Other noncurrent assets and liabilities	273	5,692

Net cash provided by operating activities	26,192	4,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,342)	(4,723)
Proceeds from sale of property, plant and equipment	14	107
(Payment) proceeds for settlement of net investment hedge	(1,919)	1,548

Net cash used in investing activities	(7,247)	(3,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,619	276
Common stock withheld for payroll tax withholdings	(2,441)	(577)
Principal payments on long-term debt	(2,142)	(2,142)
Excess tax benefits from share-based compensation	2,629	273
Dividends paid	(2,952)	(2,286)

Net cash used in financing activities	(3,287)	(4,456)

Effect of exchange rate changes on cash and cash equivalents	481	(555)

Net change in cash and cash equivalents	16,139	(3,214)
Cash and cash equivalents, beginning of period	143,444	108,167

Cash and cash equivalents, end of period	$159,583	$104,953

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of management, the condensed consolidated financial statements of the Company reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the periods presented. The results for interim periods are not necessarily indicative of trends or results expected by the Company for a full year.

The condensed consolidated financial statements were prepared using U.S. GAAP. These principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. Certain reclassifications have been made to prior financial statements and notes to conform to the current year presentation. These reclassifications were not material to the Company’s condensed consolidated financial statements.

Note 2 – New Accounting Pronouncements

Newly Adopted Accounting Standards

The Company did not adopt any new accounting standards during the three months ended February 28, 2013.

New Accounting Standards Issued but not yet adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (“ASC”) 815, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to ASU No. 2011-11 disclosure requirements. The effective date for ASU No. 2011-11 and ASU No. 2013-01 will be the first quarter of fiscal year 2014. The Company does not expect the adoption of these standards to impact its condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. The effective date for ASU No. 2013-02 will be the first quarter of fiscal year 2014.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of ASU No. 2013-05 is to clarify the applicable guidance for the release of the cumulative translation adjustment under U.S. GAAP. The effective date for ASU No. 2013-05 will be the first quarter of fiscal year 2015. The Company does not expect the adoption of this standard to impact its condensed consolidated financial statements.

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2013 and February 29, 2012:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Numerator:
Net earnings	$19,351	$12,774	$34,079	$15,695
Denominator:
Weighted average shares outstanding	12,842	12,703	12,799	12,692
Diluted effect of stock equivalents	40	118	68	100

Weighted average shares outstanding assuming dilution	12,882	12,821	12,867	12,792

Basic net earnings per share	$1.51	$1.01	$2.66	$1.24
Diluted net earnings per share	$1.50	$1.00	$2.65	$1.23

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the three or six months ended February 28, 2013 and February 29, 2012.

Note 4 – Income Taxes

The Company recorded income tax expense of $10.1 million and $17.8 million for the three and six months ended February 28, 2013, respectively. The Company recorded income tax expense of $6.7 million and $8.2 million for the three and six months ended February 29, 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.3 percent and 34.2 percent for the year-to-date periods ended February 28, 2013 and February 29, 2012, respectively. The increase in the estimated annual effective income tax rate from February 2012 to February 2013 primarily relates to incremental foreign taxes less certain tax credits retroactively reinstated in the three months ended February 28, 2013. The Company recorded no material discrete items for the six months ended February 28, 2013 and February 29, 2012.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2013, February 29, 2012 and August 31, 2012:

($ in thousands)	February 28, 2013	February 29, 2012	August 31, 2012
Raw materials and supplies	$19,102	$10,899	$9,818
Work in process	6,571	5,588	4,427
Finished goods and purchased parts	59,448	59,117	45,540

Total inventory value before LIFO adjustment	85,121	75,604	59,785
Less adjustment to LIFO value	(7,050)	(7,026)	(6,912)

Inventories, net	$78,071	$68,578	$52,873

Note 6 – Credit Arrangements

At February 28, 2013, February 29, 2012 and August 31, 2012, the Company was in compliance with all loan covenants. The Company’s credit arrangements consist of the following:

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of February 28, 2013 (the “Euro Line of Credit”). On February 8, 2013, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2014. There were no borrowings outstanding on this credit agreement at February 28, 2013, February 29, 2012 and August 31, 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.31 percent at February 28, 2013). Unpaid principal and interest is due by January 31, 2014.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016. The borrowings from the amended Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At February 28, 2013, February 29, 2012 and August 31, 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.10 percent as of February 28, 2013), subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.70 percent as of February 28, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note 7 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Outstanding long-term debt consists of the following:

($ in thousands)	February 28, 2013	February 29, 2012	August 31, 2012
BSI Term Note	$2,143	$6,429	$4,285
Less current portion	(2,143)	(4,286)	(4,285)

Total long-term debt	$—	$2,143	$—

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 28, 2013, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
($ in thousands)	Balance Sheet Classification	February 28, 2013	February 29, 2012	August 31, 2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$921	$4	$—
Foreign currency forward contracts	Other current liabilities	(234)	(641)	(436)
Interest rate swap	Other current liabilities	(18)	(180)	(90)
Interest rate swap	Other noncurrent liabilities	—	(43)	—

Total derivatives designated as hedging instruments		$669	$(860)	$(526)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$32	$—	$12
Foreign currency forward contracts	Other current liabilities	(103)	(34)	(37)

Total derivatives not designated as hedging instruments		$(71)	$(34)	$(25)

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $1.8 million, $1.3 million and $2.4 million at February 28, 2013, February 29, 2012 and August 31, 2012, respectively, related to derivative contracts designated as hedging instruments.

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

Net Investment Hedging Relationships

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes foreign currency forward contracts to hedge a portion of its net investment exposure in its foreign operations. These foreign currency forward contracts qualify as a hedge of net investments in foreign operations. Changes in fair value of the net investment hedge contracts are reported in other comprehensive income (“OCI”) as part of the currency translation adjustment, net of tax.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Foreign currency forward contracts, net of tax expense (benefit) of $169, $63, ($216) and $423	$133	$104	$(498)	$695

For the three and six months ended February 28, 2013, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.5 million and $1.2 million, respectively, which were included in OCI as part of a currency translation adjustment. For the three and six months ended February 29, 2012, the Company settled foreign currency forward contracts resulting in an after-tax net gains of $0.7 million and $1.0 million, respectively, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2013 and February 29, 2012. Accumulated currency translation adjustments in AOCI at February 28, 2013, February 29, 2012 and August 31, 2012 reflected realized and unrealized after-tax gains of $1.9 million, $1.8 million and $2.4 million, respectively.

At February 28, 2013, February 29, 2012 and August 31, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 29.5 million Euro, 17.0 million Euro and 26.5 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2013, the Company also had an outstanding Rand foreign currency forward contract to sell 43.0 million Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2013, February 29, 2012 and August 31, 2012, respectively.

	February 28, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$159,583	$—	$—	$159,583
Derivative assets	—	953	—	953
Derivative liabilities	—	(355)	—	(355)

	February 29, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$104,953	$—	$—	$104,953
Derivative assets	—	4	—	4
Derivative liabilities	—	(898)	—	(898)

	August 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,444	$—	$—	$143,444
Derivative assets	—	12	—	12
Derivative liabilities	—	(563)	—	(563)

The carrying amount and estimated fair value of long-term debt (including current portion) were $2.1 million, $6.4 million and $4.3 million as of February 28, 2013, February 29, 2012 and August 31, 2012, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality. The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2013 and February 29, 2012.

Note 9 – Commitments and Contingencies

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings and other legal proceedings. The Company has established accruals for certain proceedings based on an assessment of probability of loss. The Company believes that any potential loss in excess of the amounts accrued would not have a material effect on the business or its condensed consolidated financial statements. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

In 1992, the Company entered into a consent decree with the U.S. Environmental Protection Agency (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic chemicals in the soil and groundwater. To date, the remediation process has consisted primarily of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration. The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated.

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. The EPA has not approved the Company’s remediation plan. During the first six months of fiscal 2013, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

The EPA is expected to complete its next five-year review of the site by the end of fiscal 2013. Over the next 12 to 18 months, the Company intends to complete additional investigation of soil and groundwater on site with the expectation that the Company will then come to an agreement with the EPA on an approved remediation plan. The Company anticipates there could be revisions to the current remediation plan as a result of these processes. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2013, February 29, 2012 and August 31, 2012:

Environmental Remediation Liabilities
($ in thousands) Balance Sheet Classification	February 28, 2013	February 29, 2012	August 31, 2012
Other current liabilities	$2,244	$2,737	$2,414
Other noncurrent liabilities	5,200	5,200	5,200

Total environmental remediation liabilities	$7,444	$7,937	$7,614

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	February 28, 2013	February 29, 2012
Warranties:
Product warranty accrual balance, beginning of period	$5,052	$3,745
Liabilities accrued for warranties during the period	1,234	836
Warranty claims paid during the period	(714)	(752)

Product warranty accrual balance, end of period	$5,572	$3,829

	Six months ended
($ in thousands)	February 28, 2013	February 29, 2012
Warranties:
Product warranty accrual balance, beginning of period	$4,848	$3,651
Liabilities accrued for warranties during the period	2,526	1,735
Warranty claims paid during the period	(1,802)	(1,557)

Product warranty accrual balance, end of period	$5,572	$3,829

Note 11 – Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plan, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. In connection with the RSUs, PSUs and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

The PSUs vest contingent upon meeting various performance goals. The awards actually earned may range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Share-based compensation expense was $1.2 million and $0.9 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Share-based compensation expense was $2.4 million and $1.8 million for the six months ended February 28, 2013 and February 29, 2012, respectively.

During the second quarter of fiscal 2013, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $93.51 per share, which resulted in a total of 4,102 RSUs being granted. These RSUs are scheduled to become fully vested on November 1, 2013 and were issued from the Company’s 2010 Long-Term Incentive Plan.

Note 12 – Industry Segment Information

Irrigation—This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations and controls. The irrigation reporting segment consists of twelve operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

Infrastructure—This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure reporting segment consists of two operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

The Company had no single major customer representing 10 percent or more of its total revenues during the three and six months ended February 28, 2013 and February 29, 2012.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended		Six months ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Operating revenues:
Irrigation	$162,677	$116,988	$296,894	$217,764
Infrastructure	12,862	15,146	26,015	33,575

Total operating revenues	$175,539	$132,134	$322,909	$251,339

Operating income (loss):
Irrigation	$35,267	$23,019	$62,735	$32,804
Infrastructure	(2,066)	(955)	(3,384)	(2,132)

Segment operating income	33,201	22,064	59,351	30,672
Unallocated general and administrative expenses	(3,755)	(3,116)	(7,641)	(6,641)
Interest and other income (expense), net	42	479	161	(163)

Earnings before income taxes	$29,488	$19,427	$51,871	$23,868

Capital Expenditures:
Irrigation	$2,965	$1,795	$5,051	$3,831
Infrastructure	162	296	291	892

	$3,127	$2,091	$5,342	$4,723

Depreciation and Amortization:
Irrigation	$1,692	$1,675	$3,396	$3,345
Infrastructure	1,418	1,435	2,844	2,890

	$3,110	$3,110	$6,240	$6,235

Environmental Remediation Expenses
Irrigation	$—	$—	$—	$6,141
Infrastructure	—	—	—	1,084

	$—	$—	$—	$7,225

($ in thousands)	February 28, 2013	February 29, 2012	August 31, 2012
Total Assets:
Irrigation	$371,755	$278,569	$303,741
Infrastructure	110,727	115,031	111,790

	$482,482	$393,600	$415,531

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “project,” and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Fiscal 2013 Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Accounting Policies

In preparing the Company’s condensed consolidated financial statements in conformity with U.S. GAAP, management must make a variety of decisions which impact the reported amounts and the related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In making these decisions, management applies its judgment based on its understanding and analysis of the relevant circumstances and the Company’s historical experience.

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the six months ended February 28, 2013.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2013 increased by 33 percent to $175.5 million compared with $132.1 million for the three months ended February 29, 2012. Operating revenues for the six months ended February 28, 2013 increased by 28 percent to $322.9 million compared with $251.3 million for the six months ended February 29, 2012. The increases are primarily attributable to an increase in domestic irrigation revenues. The trend for fiscal 2013 included higher demand for irrigation systems stimulated by positive drivers in the agricultural economy and lower demand for infrastructure products impacted by government funding issues and project delays. As last year’s drought conditions across the U.S. pushed commodity prices higher, the recognition of the importance of efficient, mechanical irrigation rose, creating robust demand for irrigation equipment in the current fiscal year.

Gross margins improved to 28.7 percent for the three months ended February 28, 2013 compared to 27.6 percent in the comparable prior year period as higher gross margins realized in the irrigation segment more than offset lower gross margins realized in the infrastructure segment. Gross margins improved to 28.9 percent for the six months ended February 28, 2013 compared to 26.6 percent in the comparable prior year period.

Net earnings were $19.4 million or $1.50 per diluted share for the three months ended February 28, 2013 compared with $12.8 million or $1.00 per diluted share for the same prior year period. Net earnings were $34.1 million or $2.65 per diluted share for the six months ended February 28, 2013 compared with $15.7 million or $1.23 per diluted share for the same prior year period.

Positive farmer sentiment along with historically high farm incomes and commodity prices provide a solid backdrop for strong irrigation sales. As of February 2013, the USDA projects U.S. 2013 Net Farm Income to be the highest on record and 73 percent above the 10-year average, continuing to represent positive economic conditions for U.S. farmers. Expectations of record crop planting and improved yields are leading to projections of lower commodity prices, which could lead to reduced demand over the balance of 2013 and into 2014. Demand for the Company’s irrigation equipment is closely aligned with Net Farm Income and commodity prices and can fluctuate significantly on a quarterly or annual basis. The U.S. federal government examines the level of farm subsidies and tax deductions periodically and changes could have a positive or adverse impact on irrigation equipment demand. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven primarily by food security, water scarcity and population growth.

Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper SystemsTM and the fixed nature of some operating expenses. However, the Company has focused on operating efficiencies, lean manufacturing and pricing controls to improve profitability as the market strengthens. During 2012, the U.S. government extended the multi-year U.S. highway bill through 2014, creating moderately positive sentiment for U.S. infrastructure spending. The outlook for government funded infrastructure spending remains challenging due to global governmental budget constraints. The Company is confident in the opportunity for Road Zipper SystemsTM to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of February 28, 2013, the Company had an order backlog of $159.3 million compared with $87.3 million at February 29, 2012 and $85.1 million at November 30, 2012. Current year backlog includes strong domestic irrigation volume along with a $39.1 million contract in the Middle East consisting of irrigation machines and ancillary equipment that will be shipped and delivered primarily over the balance of fiscal 2013. Contracts in this geographic region carry elevated levels of risks and are more susceptible to disruption from changing social economic conditions and political hostilities as well as increased executional costs, all which could impact the profitability of this contract. The Company believes the quarter end backlog and order trends will support strong sales in the third quarter. However, the Company continues to see evidence of a pull forward in irrigation equipment orders in anticipation of dry weather and possible water restrictions. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

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

Results of Operations

For the Three Months ended February 28, 2013 compared to the Three Months ended February 29, 2012

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2013 and February 29, 2012. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,	February 29,	Increase
($ in thousands)	2013	2012	(Decrease)
Consolidated
Operating revenues	$175,539	$132,134	33%
Gross profit	$50,364	$36,494	38%
Gross margin	28.7%	27.6%
Operating expenses (1)	$20,918	$17,546	19%
Operating income	$29,446	$18,948	55%
Operating margin	16.8%	14.3%
Other income (expense), net	$42	$479	-91%
Income tax expense	$10,137	$6,653	52%
Effective income tax rate	34.4%	34.2%
Net earnings	$19,351	$12,774	51%
Irrigation Equipment Segment
Segment operating revenues	$162,677	$116,988	39%
Segment operating income (2)	$35,267	$23,019	53%
Segment operating margin (2)	21.7%	19.7%
Infrastructure Products Segment
Segment operating revenues	$12,862	$15,146	-15%
Segment operating (loss) (2)	$(2,066)	$(955)	-116%
Segment operating margin (2)	-16.1%	-6.3%

(1)	Includes $3.8 million and $3.1 million of unallocated general and administrative expenses for the three months ended February 28, 2013 and February 29, 2012, respectively.
(2)	Excludes unallocated general & administrative expenses.

Revenues

Operating revenues for the three months ended February 28, 2013 increased by 33 percent to $175.5 million compared with $132.1 million for the three months ended February 29, 2012. The increase is attributable to a $45.7 million increase in irrigation revenues offset in part by a $2.3 million decrease in infrastructure revenues. The irrigation segment provided 93 percent of Company revenue for the three months ended February 28, 2013 as compared to 89 percent of the same prior year period, due to growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues for the three months ended February 28, 2013 of $117.1 million increased 41 percent compared to the three months ended February 29, 2012. The increase in U.S. irrigation revenues is primarily due to a 39 percent increase in the number of irrigation systems sold compared to the prior year, with the largest increases in the drought impacted Corn Belt. Favorable economic conditions in U.S. agriculture markets and drought conditions continued to drive strong demand for irrigation equipment. Farm commodity prices remained relatively high through most of the quarter and continue to support positive farmer sentiment. Higher commodity prices and forecasted planted acres are contributing to significantly higher Net Farm Income as the U.S. Department of Agriculture (USDA) forecasted 2013 Net Farm Income to be approximately $128.2 billion as of February 2013. This would be the highest on record and 73 percent above the 10 year average. The Company’s distribution channel indicated continued robust demand as growers demonstrated willingness to make investments in irrigation to enhance yields and improve Net Farm Income. The robust U.S. irrigation equipment order flow also highlighted growers concern regarding the impact of future dry weather and concern regarding the ability to get irrigation equipment during the primary selling season.

International irrigation revenues for the three months ended February 28, 2013 of $45.5 million increased 34 percent from $34.1 million in the three months ended February 29, 2012. The increase in international irrigation revenues is primarily due to a 31 percent increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased most significantly in South America, Russia/Ukraine and the Middle East, which were offset in part by decreases in international project based revenue in China.

Infrastructure segment revenues were $12.9 million for the three months ended February 28, 2013 decreasing 15 percent from $15.1 million for the three months ended February 29, 2012 primarily due to lower sales of contract manufacturing and reduced sales and leases of the Company’s QuickChange® Moveable Barrier system, more commonly known as the Road Zipper SystemTM. Infrastructure sales continue to be constrained by uncertainty of longer term plans for highway projects and government funding.

Gross Margin

Gross profit for the three months ended February 28, 2013 of $50.4 million increased 38 percent compared to $36.5 million for three months ended February 29, 2012. The increase in gross profit was primarily attributable to a $12.0 million gross profit increase on higher sales volume and a $1.9 million gross profit increase from improvement in gross margin. Gross margin was 28.7 percent for the three months ended February 28, 2013 compared to 27.6 percent for the three months ended February 29, 2012 as higher gross margins realized in the irrigation segment more than offset lower gross margins realized in the infrastructure segment. Irrigation gross margins increased due to a strong pricing environment combined with increased productivity and lower input costs.

Operating Expenses

The Company’s operating expenses of $20.9 million for the three months ended February 28, 2013 were $3.4 million higher than such expenses for the three months ended February 29, 2012. The increase in operating expenses is primarily related to personnel related increases of $1.8 million, driven by higher incentive compensation and headcount to support growth, and increases in advertising expenses of $0.5 million and research and development expenses of $0.5 million. Operating expenses were 11.9 percent of sales for the three months ended February 28, 2013 compared to 13.3 percent of sales for the three months ended February 29, 2012.

Operating margin was 16.8 percent for the three months ended February 28, 2013 as compared to 14.3 percent for the three months ended February 29, 2012.

Income Taxes

The Company recorded income tax expense of $10.1 million and $6.7 million for the three months ended February 28, 2013 and February 29, 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.4 percent and 34.2 percent for the three months ended February 28, 2013 and February 29, 2012, respectively. The increase in the estimated annual effective income tax rate from February 2012 to February 2013 primarily related to incremental foreign taxes less certain tax credits retroactively reinstated in the three months ended February 28, 2013. The Company recorded no material discrete items for the three months ended February 28, 2013 and February 29, 2012.

For the Six Months ended February 28, 2013 compared to the Six Months ended February 29, 2012

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 28, 2013 and February 29, 2012. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Six months ended		Percent
	February 28,	February 29,	Increase
$ in thousands	2013	2012	(Decrease)
Consolidated
Operating revenues	$322,909	$251,339	28%
Gross profit	$93,221	$66,742	40%
Gross margin	28.9%	26.6%
Operating expenses (1)	$41,511	$42,711	-3%
Operating income	$51,710	$24,031	115%
Operating margin	16.0%	9.6%
Other income (expense), net	$161	$(163)	199%
Income tax provision	$17,792	$8,173	118%
Effective income tax rate	34.3%	34.2%
Net earnings	$34,079	$15,695	117%
Irrigation Equipment Segment
Segment operating revenues	$296,894	$217,764	36%
Segment operating income (2)	$62,735	$32,804	91%
Segment operating margin (2)	21.1%	15.1%
Infrastructure Products Segment
Segment operating revenues	$26,015	$33,575	-23%
Segment operating (loss) income (2)	$(3,384)	$(2,132)	-59%
Segment operating margin (2)	-13.0%	-6.3%

(1)	Includes $7.6 million and $6.6 million of unallocated general and administrative expenses for the six months ended February 28, 2013 and February 29, 2012, respectively.
(2)	Excludes unallocated general & administrative expenses. No environmental remediation expenses were recorded in the six months ended February 28, 2013. Environmental remediation expenses of $6.1 million and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the six months ended February 29, 2012.

Revenues

Operating revenues for the six months ended February 28, 2013 increased by 28 percent to $322.9 million compared with $251.3 million for the six months ended February 29, 2012. The increase is attributable to a $79.1 million increase in irrigation revenues offset in part by a $7.6 million decrease in infrastructure revenues. The irrigation segment provided 92 percent of Company revenue for the six months ended February 28, 2013 as compared to 87 percent of the same prior year period, due to exceptional growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues for the six months ended February 28, 2013 of $213.6 million increased 49 percent from $143.5 million in the six months ended February 29, 2012. The increase in U.S. irrigation revenues is primarily due to a 46 percent increase in the number of irrigation systems sold compared to the prior year, with the largest increases in the drought impacted Corn Belt. As noted in the analysis of the three month period above, Net Farm Income and commodity prices have remained strong by historical standards and have continued to drive positive farmer sentiment throughout fiscal 2013.

International irrigation revenues for the six months ended February 28, 2013 of $83.3 million increased 12 percent compared to the six months ended February 29, 2012. The increase in international irrigation revenues is primarily due to a 9 percent increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased most significantly in South America, Russia/Ukraine and Canada which were offset in part by decreases in international project based revenue in the Middle East and China.

Infrastructure segment revenues were $26.0 million for the six months ended February 28, 2013 decreasing 23 percent from $33.6 million for the six months ended February 29, 2012 primarily due to lower sales across its product lines. Infrastructure sales continue to be constrained by the uncertainty of longer term plans for highway projects and government funding.

Gross Margin

Gross profit for the six months ended February 28, 2013 of $93.2 million increased 40 percent compared to $66.7 million for the six months ended February 29, 2012. The increase in gross profit was primarily attributable to a $19.2 million gross profit increase on higher sales volume and a $7.3 million gross profit increase from improvement in gross margin. Gross margin was 28.9 percent for the six months ended February 28, 2013 compared to 26.6 percent for the six months ended February 29, 2012 as higher gross margins realized in the irrigation segment more than offset lower gross margins realized in the infrastructure segment. Irrigation segment gross margins increased primarily due to a strong pricing environment combined with increased productivity and lower input costs.

Operating Expenses

The Company’s operating expenses of $41.5 million for the six months ended February 28, 2013 were $1.2 million lower than such expenses for the six months ended February 29, 2012. The decrease in operating expenses is primarily related to $7.2 million of environmental remediation expenses in the prior year. The decrease in environmental expenses was partially offset by increases in operating expenses that were primarily related to personnel related increases of $3.3 million, driven by higher incentive compensation and headcount to support growth, and increases in research and development expenses of $1.6 million and advertising expenses of $0.6 million. Operating expenses were 12.9 percent of sales for the six months ended February 28, 2013 compared to 17.0 percent of sales for the six months ended February 29, 2012.

Operating margin was 16.0 percent for the six months ended February 28, 2013 as compared to 9.6 percent for the six months ended February 29, 2012.

Income Taxes

The Company recorded income tax expense of $17.8 million and $8.2 million for the six months ended February 28, 2013 and February 29, 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.3 percent and 34.2 percent for each of the six months ended February 28, 2013 and February 29, 2012, respectively. The increase in the estimated annual effective income tax rate from February 2012 to February 2013 primarily related to incremental foreign taxes less certain tax credits retroactively reinstated in the six months ended February 28, 2013. The Company recorded no material discrete items for the six months ended February 28, 2013 and February 29, 2012.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $159.6 million at February 28, 2013 compared with $105.0 million at February 29, 2012 and $143.4 million at August 31, 2012. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for share repurchases and dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. Although the Company made no repurchases of its common stock during the six months ended February 28, 2013, the Company does have existing authorization to purchase up to 881,139 shares of its common stock under the Company’s share repurchase plan.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $13.4 million and $7.9 million as of February 28, 2013 and February 29, 2012, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $255.7 million at February 28, 2013, as compared with $196.5 million at February 29, 2012. The increase in net working capital mainly resulted from increased cash from earnings over the past year, increased inventory to support the increases in sales, especially in the irrigation segment, and increased receivables due to higher sales offset by increased payables related to increases in inventory. Cash flows provided by operations totaled $26.2 million during the six months ended February 28, 2013 compared to $4.9 million provided by operations during the same prior year period. Cash provided by operations increased by $21.3 million compared to the prior year period primarily as a result of increased earnings ($18.4 million) and positive cash flow changes in payables ($24.3 million) and other current liabilities ($14.0 million) offset in part by decreases due to negative cash flow changes in receivables ($23.0 million), other noncurrent assets and liabilities ($5.4 million), inventories ($4.6 million) and other current assets ($2.4 million).

Cash flows used in investing activities totaled $7.2 million during the six months ended February 28, 2013 compared to cash flows used in investing activities of $3.1 million during the same prior year period. The increase in the net cash used in investing activities was primarily due to the payments for the settlement of net investment hedge losses for the six months ended February 28, 2013 versus proceeds from settlement of net investment gains for the prior year. Capital spending of $5.3 million in fiscal 2013 increased compared to the prior year capital spending of $4.7 million.

Cash flows used in financing activities totaled $3.3 million during the six months ended February 28, 2013 compared to cash flows used in financing activities of $4.5 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a $1.9 million change in share-based compensation activities offset in part by an increase of $0.7 million of additional dividends paid. The Company’s total interest-bearing debt decreased from $6.4 million at February 29, 2012 to $2.1 million at February 28, 2013 due to four quarterly principal payments. The remaining $2.1 million of interest-bearing debt at February 28, 2013 is scheduled to be paid by June 10, 2013.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of February 28, 2013 (the “Euro Line of Credit”). On February 8, 2013, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2014. There were no borrowings outstanding on this credit agreement at February 28, 2013, February 29, 2012 and August 31, 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.31 percent at February 28, 2013). Unpaid principal and interest is due by January 31, 2014.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.70 percent as of February 28, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note 7 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note is due June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A. (the “Revolving Credit Agreement”). The Revolving Credit Agreement was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016. The borrowings from the amended Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At February 28, 2013, February 29, 2012 and August 31, 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.10 percent as of February 28, 2013), subject to adjustment as set forth in the Revolving Credit Agreement as amended. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the amended Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The BSI Term Note and the Revolving Credit Agreement (collectively, the “Notes”) each contain similar covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants specified in the Notes, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. At February 28, 2013, February 29, 2012 and August 31, 2012, the Company was in compliance with all loan covenants.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2013.

Additionally, the CEO and CFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 9 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Third Amendment to Credit Agreement, dated February 13, 2013, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 19, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of April 2013.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

