Form 10-Q
period 2013-05-31
LINDSAY CORP
filed 2013-07-02
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of June 25, 2013, 12,861,551 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1—Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$219,542	$172,099	$542,451	$423,438
Cost of operating revenues	156,506	123,071	386,194	307,668

Gross profit	63,036	49,028	156,257	115,770

Operating expenses:
Selling expense	8,674	7,324	23,995	21,136
General and administrative expense	11,783	10,390	32,056	27,764
Engineering and research expense	3,029	2,527	8,946	6,827
Environmental remediation expense	—	—	—	7,225

Total operating expenses	23,486	20,241	64,997	62,952

Operating income	39,550	28,787	91,260	52,818
Other income (expense):
Interest expense	(32)	(103)	(258)	(376)
Interest income	100	137	367	327
Other income (expense), net	132	(234)	252	(314)

Earnings before income taxes	39,750	28,587	91,621	52,455
Income tax expense	13,687	9,764	31,479	17,937

Net earnings	$26,063	$18,823	$60,142	$34,518

Earnings per share:
Basic	$2.03	$1.48	$4.69	$2.72
Diluted	$2.01	$1.47	$4.66	$2.70
Shares used in computing earnings per share:
Basic	12,858	12,714	12,819	12,700
Diluted	12,947	12,814	12,894	12,799
Cash dividends declared per share	$0.115	$0.090	$0.345	$0.270

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2013	2012	2013	2012
Net earnings	$26,063	$18,823	$60,142	$34,518

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	33	26	99	77
Unrealized gain on cash flow hedges, net of tax	15	57	6	177
Foreign currency translation adjustment, net of hedging activities and tax	(1,389)	(4,599)	(282)	(7,386)

Total other comprehensive loss, net of tax (benefit) expense of ($10), $530, ($128) and $885	(1,341)	(4,516)	(177)	(7,132)

Total comprehensive income	$24,722	$14,307	$59,965	$27,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	May 31,	August 31,
($ and shares in thousands, except par values)	2013	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$170,215	$119,785	$143,444
Receivables, net of allowance of $2,847, $1,786 and $1,717	130,924	95,693	82,565
Inventories, net	72,458	62,119	52,873
Deferred income taxes	11,810	9,399	9,505
Other current assets	18,307	13,177	10,478

Total current assets	403,714	300,173	298,865

Property, Plant and Equipment:
Cost	144,199	134,508	136,695
Less accumulated depreciation	(87,293)	(78,365)	(80,515)

Property, plant and equipment, net	56,906	56,143	56,180

Intangibles, net	22,974	25,709	25,070
Goodwill	30,111	29,866	29,961
Other noncurrent assets	4,416	5,057	5,455

Total assets	$518,121	$416,948	$415,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,902	$38,820	$31,372
Current portion of long-term debt	1,071	4,286	4,285
Other current liabilities	65,259	45,502	44,781

Total current liabilities	123,232	88,608	80,438

Pension benefits liabilities	6,603	6,057	6,821
Long-term debt	—	1,071	—
Deferred income taxes	8,809	10,458	9,984
Other noncurrent liabilities	7,715	8,573	7,450

Total liabilities	146,359	114,767	104,693

Shareholders’ Equity:
Preferred stock of $1 par value- Authorized 2,000 shares; none issued	—	—	—
Common stock of $1 par value- Authorized 25,000 shares; 18,560 issued	18,560	18,413	18,421
Capital in excess of stated value	48,392	41,580	43,140
Retained earnings	396,825	333,819	341,115
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive loss, net	(1,054)	(670)	(877)

Total shareholders’ equity	371,762	302,181	310,838

Total liabilities and shareholders’ equity	$518,121	$416,948	$415,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	May 31,	May 31,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,142	$34,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,380	9,384
Provision for uncollectible accounts receivable	1,502	230
Deferred income taxes	(5,304)	(3,899)
Share-based compensation expense	3,452	2,611
Other, net	176	132
Changes in assets and liabilities:
Receivables	(49,375)	(20,151)
Inventories	(19,898)	(14,892)
Other current assets	(7,712)	(1,371)
Accounts payable	25,203	8,124
Other current liabilities	18,233	(1,597)
Current taxes payable	4,551	6,864
Other noncurrent assets and liabilities	536	5,943

Net cash provided by operating activities	40,886	25,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,149)	(7,573)
Proceeds from sale of property, plant and equipment	21	107
(Payment) proceeds for settlement of net investment hedge	(515)	1,237

Net cash used in investing activities	(8,643)	(6,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,781	387
Common stock withheld for payroll tax withholdings	(2,441)	(577)
Principal payments on long-term debt	(3,214)	(3,214)
Excess tax benefits from share-based compensation	2,751	256
Dividends paid	(4,432)	(3,431)

Net cash used in financing activities	(5,555)	(6,579)

Effect of exchange rate changes on cash and cash equivalents	83	(1,470)

Net change in cash and cash equivalents	26,771	11,618
Cash and cash equivalents, beginning of period	143,444	108,167

Cash and cash equivalents, end of period	$170,215	$119,785

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

Note 2 – New Accounting Pronouncements

Newly Adopted Accounting Standards

The Company did not adopt any new accounting standards during the three months ended May 31, 2013.

New Accounting Standards Issued but not yet adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (“ASC”) 815, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to ASU No. 2011-11 disclosure requirements. The effective date for ASU No. 2011-11 and ASU No. 2013-01 will be the first quarter of fiscal year 2014. The Company does not expect the adoption of these standards to impact its condensed consolidated financial statements.

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

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2013 and 2012:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net earnings	$26,063	$18,823	$60,142	$34,518
Denominator:
Weighted average shares outstanding	12,858	12,714	12,819	12,700
Diluted effect of stock equivalents	89	100	75	99

Weighted average shares outstanding assuming dilution	12,947	12,814	12,894	12,799

Basic net earnings per share	$2.03	$1.48	$4.69	$2.72
Diluted net earnings per share	$2.01	$1.47	$4.66	$2.70

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the three or nine months ended May 31, 2013 and 2012.

Note 4 – Income Taxes

The Company recorded income tax expense of $13.7 million and $31.5 million for the three and nine months ended May 31, 2013, respectively. The Company recorded income tax expense of $9.8 million and $17.9 million for the three and nine months ended May 31, 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.4 percent and 34.2 percent for the year-to-date periods ended May 31, 2013 and 2012, respectively. The increase in the estimated annual effective income tax rate from May 2012 to May 2013 primarily relates to incremental foreign taxes less certain tax credits reinstated in the three months ended February 28, 2013. The Company recorded no material discrete items for the nine months ended May 31, 2013 and 2012.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2013, May 31, 2012 and August 31, 2012:

	May 31,	May 31,	August 31,
($ in thousands)	2013	2012	2012
Raw materials and supplies	$17,949	$11,002	$9,818
Work in process	7,227	6,216	4,427
Finished goods and purchased parts	54,332	51,897	45,540

Total inventory value before LIFO adjustment	79,508	69,115	59,785
Less adjustment to LIFO value	(7,050)	(6,996)	(6,912)

Inventories, net	$72,458	$62,119	$52,873

Note 6 – Credit Arrangements

At May 31, 2013 and 2012 and August 31, 2012, the Company was in compliance with all loan covenants. The Company’s credit arrangements consist of the following:

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of May 31, 2013 (the “Euro Line of Credit”). On February 8, 2013, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2014. There were no borrowings outstanding on this credit agreement at May 31, 2013 and 2012 and August 31, 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.30 percent at May 31, 2013). Unpaid principal and interest is due by January 31, 2014.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016 (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At May 31, 2013 and 2012 and August 31, 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.09 percent as of May 31, 2013), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.69 percent as of May 31, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note 7 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The BSI Term Note was repaid in full on its scheduled maturity date of June 10, 2013.

Outstanding long-term debt consists of the following:

	May 31,	May 31,	August 31,
($ in thousands)	2013	2012	2012
BSI Term Note	$1,071	$5,357	$4,285
Less current portion	(1,071)	(4,286)	(4,285)

Total long-term debt	$—	$1,071	$—

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2013, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		May 31,	May 31,	August 31,
($ in thousands)	Balance Sheet Classification	2013	2012	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$428	$1,798	$—
Foreign currency forward contracts	Other current liabilities	(472)	—	(436)
Interest rate swap	Other current liabilities	(1)	(133)	(90)
Interest rate swap	Other noncurrent liabilities	—	(15)	—

Total derivatives designated as hedging instruments		$(45)	$1,650	$(526)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$172	$116	$12
Foreign currency forward contracts	Other current liabilities	—	—	(37)

Total derivatives not designated as hedging instruments		$172	$116	$(25)

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $2.4 million, $2.7 million and $2.4 million at May 31, 2013 and 2012 and August 31, 2012, respectively, related to derivative contracts designated as hedging instruments.

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2013	2012	2013	2012
Foreign currency forward contracts, net of tax expense (benefit) of $90, ($802), ($126) and ($1,225)	$564	$1,313	$66	$2,008

For the three and nine months ended May 31, 2013, the Company settled foreign currency forward contracts resulting in an after-tax net (gain) loss of ($0.8) million and $0.4 million, respectively, which were included in OCI as part of a currency translation adjustment. For the three and nine months ended May 31, 2012, the Company settled foreign currency forward contracts resulting in an after-tax net loss (gain) of $0.2 million and ($0.8) million, respectively, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2013 and 2012. Accumulated currency translation adjustments from net investment hedges in AOCI at May 31, 2013 and 2012 and August 31, 2012 reflected realized and unrealized after-tax gains of $2.5 million, $2.7 million and $2.4 million, respectively.

At May 31, 2013 and 2012 and August 31, 2012, the Company had outstanding Euro foreign currency forward contracts to sell 29.6 million Euro, 22.5 million Euro and 26.5 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2013, the Company also had an outstanding Rand foreign currency forward contract to sell 43.0 million Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2013 and 2012 and August 31, 2012, respectively.

	May 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170,215	$—	$—	$170,215
Derivative assets	—	600	—	600
Derivative liabilities	—	(473)	—	(473)

	May 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$119,785	$—	$—	$119,785
Derivative assets	—	1,914	—	1,914
Derivative liabilities	—	(148)	—	(148)

	August 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,444	$—	$—	$143,444
Derivative assets	—	12	—	12
Derivative liabilities	—	(563)	—	(563)

The carrying amount of long-term debt (including current portion) was $1.1 million, $5.4 million and $4.3 million as of May 31, 2013 and 2012 and August 31, 2012, respectively. The fair value of long-term debt (including current portion) was $1.1 million, $5.3 million and $4.3 million as of May 31, 2013 and 2012 and August 31, 2012, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2013 and 2012. While the Company currently expects improvement in the infrastructure segment’s revenues and operating income, the increases involve certain matters that are outside of the Company’s control. To the extent that forecasted cash flows are not realized, the Company may be subject to further considerations of impairment exposures.

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

In 2008, the Company and the EPA conducted their periodic five-year review of the status of the remediation of the contamination of the site. In response to the review, the Company and its environmental consultants developed a remedial action work plan. In the first quarter of fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. The EPA has not approved the Company’s remediation plan. During the first nine months of fiscal 2013, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

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

The EPA is expected to complete its next five-year review of the site by August 31, 2013. The Company intends to complete additional investigation of the soil and groundwater on the site during fiscal 2014 with the expectation that the Company will then come to an agreement with the EPA on an approved remediation plan. The Company anticipates there could be revisions to the current remediation plan as a result of these activities. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2013 and 2012 and August 31, 2012:

Environmental Remediation Liabilities
($ in thousands)	May 31,	May 31,	August 31,
Balance Sheet Classification	2013	2012	2012
Other current liabilities	$2,050	$2,559	$2,414
Other noncurrent liabilities	5,200	5,200	5,200

Total environmental remediation liabilities	$7,250	$7,759	$7,614

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	May 31,	May 31,
($ in thousands)	2013	2012
Warranties:
Product warranty accrual balance, beginning of period	$5,572	$3,829
Liabilities accrued for warranties during the period	2,240	1,250
Warranty claims paid during the period	(1,330)	(946)

Product warranty accrual balance, end of period	$6,482	$4,133

	Nine months ended
	May 31,	May 31,
($ in thousands)	2013	2012
Warranties:
Product warranty accrual balance, beginning of period	$4,848	$3,651
Liabilities accrued for warranties during the period	4,766	2,985
Warranty claims paid during the period	(3,132)	(2,503)

Product warranty accrual balance, end of period	$6,482	$4,133

Note 11 – Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. In connection with the RSUs, PSUs and stock options, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.

The PSUs vest contingent upon meeting various performance goals. The awards actually earned may range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. The performance goals are based upon a three-year revenue growth and a three-year average return on net assets over the performance period. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Share-based compensation expense was $1.1 million and $0.8 million for the three months ended May 31, 2013 and 2012, respectively. Share-based compensation expense was $3.5 million and $2.6 million for the nine months ended May 31, 2013 and 2012, respectively.

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

Infrastructure—This reporting segment includes the manufacture and marketing of Road Zipper SystemsTM, moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure reporting segment consists of two operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

The Company had no single major customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2013 and 2012.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2013	2012	2013	2012
Operating revenues:
Irrigation	$200,950	$149,624	$497,844	$367,388
Infrastructure	18,592	22,475	44,607	56,050

Total operating revenues	$219,542	$172,099	$542,451	$423,438

Operating income (loss):
Irrigation	$44,052	$31,242	$106,787	$64,046
Infrastructure	197	1,433	(3,187)	(699)

Segment operating income	44,249	32,675	103,600	63,347
Unallocated general and administrative expenses	(4,699)	(3,888)	(12,340)	(10,529)
Interest and other income (expense), net	200	(200)	361	(363)

Earnings before income taxes	$39,750	$28,587	$91,621	$52,455

Capital Expenditures:
Irrigation	$2,733	$2,662	$7,784	$6,493
Infrastructure	74	188	365	1,080

	$2,807	$2,850	$8,149	$7,573

Depreciation and Amortization:
Irrigation	$1,725	$1,710	$5,121	$5,055
Infrastructure	1,415	1,439	4,259	4,329

	$3,140	$3,149	$9,380	$9,384

Environmental Remediation Expenses
Irrigation	$—	$—	$—	$6,141
Infrastructure	—	—	—	1,084

	$—	$—	$—	$7,225

	May 31,	May 31,	August 31,
($ in thousands)	2013	2012	2012
Total Assets:
Irrigation	$398,751	$304,515	$303,741
Infrastructure	119,370	112,433	111,790

	$518,121	$416,948	$415,531

Note 13 – Other Current Liabilities

	May 31,	May 31,	August 31,
($ in thousands)	2013	2012	2012
Other current liabilities:
Compensation and benefits	$15,830	$12,560	$14,438
Deferred revenue	8,897	4,572	3,714
Income tax liability	7,785	6,314	5,397
Warranty	6,482	4,133	4,848
Other	26,265	17,923	16,384

Total other current liabilities	$65,259	$45,502	$44,781

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “project,” and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2013.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview

Operating revenues for the three months ended May 31, 2013 increased by 28 percent to $219.5 million compared with $172.1 million for the three months ended May 31, 2012. Operating revenues for the nine months ended May 31, 2013 increased by 28 percent to $542.5 million compared with $423.4 million for the nine months ended May 31, 2012. The trend for fiscal 2013 included higher demand for irrigation systems stimulated by positive drivers in the agricultural economy and lower demand for infrastructure products due to government funding issues and project delays. The record sales in U.S. and international irrigation markets have led to record results through the first nine months of fiscal 2013 driven by positive farmer sentiment toward capital investments, increased farm income, and concern over drought conditions. As last year’s drought conditions across the U.S. pushed commodity prices higher, the recognition of the importance of efficient, mechanical irrigation rose, creating robust demand for irrigation equipment in the current fiscal year.

Gross margins improved to 28.7 percent for the three months ended May 31, 2013 compared to 28.5 percent in the comparable prior year period. Gross margins in irrigation segment improved modestly while infrastructure segment gross margins declined by approximately three percentage points on lower revenues of higher margin Road Zipper systems. U.S. irrigation gross margins increased due to strong pricing, manufacturing productivity and expense leveraging, offset by the increased mix of lower margin international irrigation sales. Gross margins improved to 28.8 percent for the nine months ended May 31, 2013 compared to 27.3 percent in the comparable prior year period primarily due to higher irrigation gross revenues.

Net earnings were $26.1 million or $2.01 per diluted share for the three months ended May 31, 2013 compared with $18.8 million or $1.47 per diluted share for the same prior year period. Net earnings were $60.1 million or $4.66 per diluted share for the nine months ended May 31, 2013 compared with $34.5 million or $2.70 per diluted share for the same prior year period.

Market Conditions and Outlook

Irrigation equipment demand remained strong during the primary selling season. However, the impact of drought conditions that had favorably impacted irrigation demand over the past twelve months has been diminished by rainfall throughout the Midwest. The concern has switched from the impact of the drought to concerns over delayed planting and crop quality due to heavy rains in the Midwest, increasing yield uncertainty. Irrigation equipment demand for 2014 and beyond is currently unclear and will be driven by farmer sentiment and influenced by weather conditions, commodity prices, stock-to-use ratios, and farm income potential. Demand for the Company’s irrigation equipment is closely aligned with Net Farm Income and commodity prices and can fluctuate significantly on a quarterly or annual basis. Changing farm subsidies and capital investment tax benefits by the U.S. federal government may positively or adversely impact irrigation equipment demand.

The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven primarily by food security, water scarcity and population growth. In most of these international markets, mechanized irrigation represents substantial yield enhancement opportunities, while still having minimal market penetration. While the irrigation revenues in the developing regions are often less consistent and project based, they represent substantial near-term and long-term growth opportunities, enabled by the Company’s global presence.

Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to funding issues and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper SystemsTM and the fixed nature of some operating expenses. The Company believes in the opportunity for Road Zipper SystemsTM to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste.

Although the environment for infrastructure sales continues to be constrained by longer-term funding uncertainty, the Company is seeing indications for improvement from recent sales trends. During 2012, the U.S. government extended the multi-year U.S. highway bill through 2014, creating moderately positive sentiment for U.S. infrastructure spending. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of May 31, 2013, the Company had an order backlog of $80.0 million compared with $44.5 million at May 31, 2012 and $159.3 million at February 28, 2013. The increase in current year backlog reflects $23.0 million carryover volume from the Middle East (Iraq) order announced in the second quarter, increased equipment demand in South America and modest increases in U.S. irrigation and infrastructure. The Company anticipates lower gross margins in the fourth quarter of fiscal 2013 due to increased order backlog of lower margin international irrigation projects and due to planned maintenance projects. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. The Company is committed to achieving long-term earnings growth and shareholder value through multiple strategies, including continual investment in core businesses, acquisitions, dividends and share repurchases.

Results of Operations

For the Three Months ended May 31, 2013 compared to the Three Months ended May 31, 2012

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2013 and 2012. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,	May 31,	Increase
($ in thousands)	2013	2012	(Decrease)
Consolidated
Operating revenues	$219,542	$172,099	28%
Gross profit	$63,036	$49,028	29%
Gross margin	28.7%	28.5%
Operating expenses (1)	$23,486	$20,241	16%
Operating income	$39,550	$28,787	37%
Operating margin	18.0%	16.7%
Other income (expense), net	$200	$(200)	200%
Income tax expense	$13,687	$9,764	40%
Effective income tax rate	34.4%	34.2%
Net earnings	$26,063	$18,823	38%
Irrigation Equipment Segment
Segment operating revenues	$200,950	$149,624	34%
Segment operating income (2)	$44,052	$31,242	41%
Segment operating margin (2)	21.9%	20.9%
Infrastructure Products Segment
Segment operating revenues	$18,592	$22,475	-17%
Segment operating income (2)	$197	$1,433	-86%
Segment operating margin (2)	1.1%	6.4%

(1)	Includes $4.7 million and $3.9 million of unallocated general and administrative expenses for the three months ended May 31, 2013 and 2012, respectively.
(2)	Excludes unallocated general & administrative expenses.

Revenues

Operating revenues for the three months ended May 31, 2013 increased by 28 percent to $219.5 million compared with $172.1 million for the three months ended May 31, 2012. The increase is attributable to a $51.3 million increase in irrigation revenues offset in part by a $3.9 million decrease in infrastructure revenues. The irrigation segment provided 92 percent of Company revenue for the three months ended May 31, 2013 as compared to 87 percent of the same prior year period, due to growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues for the three months ended May 31, 2013 of $118.3 million increased 12 percent compared to the three months ended May 31, 2012. The increase in U.S. irrigation revenues is primarily due to a 6 percent increase in the number of irrigation systems sold compared to the prior year, with the largest increases in the Corn Belt. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Farm commodity prices remained relatively high through most of the quarter and continue to support positive farmer sentiment. Higher commodity prices and forecasted planted acres are contributing to significantly higher Net Farm Income. As of February 2013, the U.S. Department of Agriculture (USDA) projected U.S. 2013 Net Farm Income to be the highest on record and 73 percent above the 10-year average.

International irrigation revenues for the three months ended May 31, 2013 of $82.6 million increased 88 percent from $44.0 million in the three months ended May 31, 2012. The increase in international irrigation revenues is primarily due to a 97 percent increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased in nearly all markets and most significantly in the Middle East and South America. For the three months ended May 31, 2013, the Company recognized revenues of $16.0 million on the $39.0 million contract in Iraq consisting of irrigation machines and ancillary equipment. In South America, irrigation equipment revenues in Brazil more than doubled over the same quarter last year, fueled by proven success from mechanized irrigation and attractive interest rates offered by the Brazilian government for agricultural equipment.

Infrastructure segment revenues were $18.6 million for the three months ended May 31, 2013 decreasing 17 percent from $22.5 million for the three months ended May 31, 2012 primarily due to lower revenues of Road Zipper SystemTM projects and road safety products. Infrastructure sales continue to be constrained by uncertainty of longer-term plans for highway projects and government funding.

Gross Margin

Gross profit for the three months ended May 31, 2013 of $63.0 million increased 29 percent compared to $49.0 million for three months ended May 31, 2012. The increase in gross profit was primarily attributable to a $13.5 million increase on higher sales volume and a $0.5 million gross profit increase from improvement in gross margin primarily due to a strong pricing environment. Gross margin was 28.7 percent for the three months ended May 31, 2013 compared to 28.5 percent for the three months ended May 31, 2012. Gross margins in irrigation improved modestly while infrastructure gross margins declined by approximately three percentage points on lower revenues of higher margin Road Zipper systems. U.S. irrigation gross margins increased due to strong pricing and manufacturing productivity and leverage, offset by the increased mix of lower margin international irrigation sales.

Operating Expenses

The Company’s operating expenses of $23.5 million for the three months ended May 31, 2013 were $3.2 million higher than such expenses for the three months ended May 31, 2012. The increase in operating expenses is primarily related to an increase of $1.9 million in personnel-related expenses, driven by higher incentive compensation and headcount to support growth, increases in accounts receivable reserves of $0.9 million and increases in research and development expenses of $0.5 million. Operating expenses were 10.7 percent of sales for the three months ended May 31, 2013 compared to 11.8 percent of sales for the three months ended May 31, 2012.

Operating margin was 18.0 percent for the three months ended May 31, 2013 as compared to 16.7 percent for the three months ended May 31, 2012.

Income Taxes

The Company recorded income tax expense of $13.7 million and $9.8 million for the three months ended May 31, 2013 and 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.4 percent and 34.2 percent for the three months ended May 31, 2013 and 2012, respectively. The increase in the estimated annual effective income tax rate from May 2012 to May 2013 primarily related to incremental foreign taxes less certain tax credits reinstated in the three months ended February 28, 2013. The Company recorded no material discrete items for the three months ended May 31, 2013 and 2012.

For the Nine Months ended May 31, 2013 compared to the Nine Months ended May 31, 2012

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the nine months ended May 31, 2013 and 2012. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Nine months ended		Percent
	May 31,	May 31,	Increase
$ in thousands	2013	2012	(Decrease)
Consolidated
Operating revenues	$542,451	$423,438	28%
Gross profit	$156,257	$115,770	35%
Gross margin	28.8%	27.3%
Operating expenses (1)	$64,997	$62,952	3%
Operating income	$91,260	$52,818	73%
Operating margin	16.8%	12.5%
Other income (expense), net	$361	$(363)	199%
Income tax provision	$31,479	$17,937	75%
Effective income tax rate	34.4%	34.2%
Net earnings	$60,142	$34,518	74%
Irrigation Equipment Segment
Segment operating revenues	$497,844	$367,388	36%
Segment operating income (2)	$106,787	$64,046	67%
Segment operating margin (2)	21.4%	17.4%
Infrastructure Products Segment
Segment operating revenues	$44,607	$56,050	-20%
Segment operating loss (2)	$(3,187)	$(699)	-356%
Segment operating margin (2)	-7.1%	-1.2%

(1)	Includes $12.3 million and $10.5 million of unallocated general and administrative expenses for the nine months ended May 31, 2013 and 2012, respectively.
(2)	Excludes unallocated general and administrative expenses. No environmental remediation expenses were recorded in the nine months ended May 31, 2013. Environmental remediation expenses of $6.1 and $1.1 million were allocated to the irrigation segment and the infrastructure segment, respectively, for the nine months ended May 31, 2012.

Revenues

Operating revenues for the nine months ended May 31, 2013 increased by 28 percent to $542.5 million compared with $423.4 million for the nine months ended May 31, 2012. The increase is attributable to a $130.5 million increase in irrigation revenues offset in part by an $11.5 million decrease in infrastructure revenues. The irrigation segment provided 92 percent of Company revenue for the nine months ended May 31, 2013 as compared to 87 percent of the same prior year period, due to exceptional growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues for the nine months ended May 31, 2013 of $331.9 million increased 33 percent from $249.1 million in the nine months ended May 31, 2012. The increase in U.S. irrigation revenues is primarily due to a 32 percent increase in the number of irrigation systems sold compared to the prior year, with the largest increases in the Corn Belt. As noted in the analysis of the three month period above, Net Farm Income and commodity prices have remained strong by historical standards and have continued to drive positive farmer sentiment throughout fiscal 2013.

International irrigation revenues for the nine months ended May 31, 2013 of $166.0 million increased 40 percent compared to the nine months ended May 31, 2012. The increase in international irrigation revenues is primarily due to a 42 percent increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased in nearly all markets and most significantly in South America and the Middle East, including $16.0 million on the $39.0 million contract in Iraq consisting of irrigation machines and ancillary equipment.

Infrastructure segment revenues were $44.6 million for the nine months ended May 31, 2013 decreasing 20 percent from $56.1 million for the nine months ended May 31, 2012 primarily due to lower revenues of Road Zipper SystemTM projects and road safety products. Infrastructure sales continue to be constrained by the uncertainty of longer term plans for highway projects and government funding.

Gross Margin

Gross profit for the nine months ended May 31, 2013 of $156.3 million increased 35 percent compared to $115.8 million for the nine months ended May 31, 2012. The increase in gross profit was primarily attributable to a $32.3 million increase on higher sales volume and an $8.2 million gross profit increase from improvement in gross margin due to a strong pricing environment. Gross margin was 28.8 percent for the nine months ended May 31, 2013 compared to 27.3 percent for the nine months ended May 31, 2012 as higher gross margins realized in the irrigation segment more than offset lower gross margins realized in the infrastructure segment. Irrigation segment gross margins increased primarily due to a strong pricing environment combined with increased manufacturing productivity and leverage.

Operating Expenses

The Company’s operating expenses of $65.0 million for the nine months ended May 31, 2013 were $2.0 million higher than such expenses for the nine months ended May 31, 2012. The increase in operating expenses is primary related to an increase of $5.0 million in personnel-related expenses, driven by higher incentive compensation and headcount to support growth, increases in research and development expenses of $2.1 million and increases in accounts receivable reserves of $1.3 million. These increases were partially offset by the $7.2 million decrease in environmental remediation expense. Operating expenses were 12.0 percent of sales for the nine months ended May 31, 2013 compared to 14.9 percent of sales for the nine months ended May 31, 2012.

Operating margin was 16.8 percent for the nine months ended May 31, 2013 as compared to 12.5 percent for the nine months ended May 31, 2012.

Income Taxes

The Company recorded income tax expense of $31.5 million and $17.9 million for the nine months ended May 31, 2013 and 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 34.4 percent and 34.2 percent for each of the nine months ended May 31, 2013 and 2012, respectively. The increase in the estimated annual effective income tax rate from May 2012 to May 2013 primarily related to incremental foreign taxes less certain tax credits reinstated in the nine months ended May 31, 2013. The Company recorded no material discrete items for the nine months ended May 31, 2013 and 2012.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $170.2 million at May 31, 2013 compared with $119.8 million at May 31, 2012 and $143.4 million at August 31, 2012. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for share repurchases and dividends. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. Although the Company made no repurchases of its common stock during the nine months ended May 31, 2013, the Company does have existing authorization to purchase up to 881,139 shares of its common stock under the Company’s share repurchase plan.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $18.0 million and $13.9 million as of May 31, 2013 and 2012, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $280.5 million at May 31, 2013, as compared with $211.6 million at May 31, 2012. The increase in net working capital mainly resulted from increased cash from earnings over the past year, which was partially offset by increased inventory to support the increases in irrigation sales (net of an increase in associated payables) and increased receivables due to higher sales.

Cash flows provided by operations totaled $40.9 million during the nine months ended May 31, 2013 compared to $25.9 million provided by operations during the same prior year period. Cash provided by operations increased by $15.0 million compared to the prior year period primarily as a result of increased earnings ($25.6 million) and positive cash flow changes in other current liabilities ($19.8 million) and payables ($17.1 million) offset in part by decreases due to negative cash flow changes in receivables ($29.2 million), other current assets ($6.3 million), other noncurrent assets and liabilities ($5.4 million) and inventories ($5.0 million).

Cash flows used in investing activities totaled $8.6 million during the nine months ended May 31, 2013 compared to cash flows used in investing activities of $6.2 million during the same prior year period. The increase in the net cash used in investing activities was primarily due to the payments for the settlement of net investment hedge losses for the nine months ended May 31, 2013 versus proceeds from settlement of net investment gains for the prior year. Capital spending of $8.1 million in fiscal 2013 increased compared to the prior year capital spending of $7.6 million.

Cash flows used in financing activities totaled $5.6 million during the nine months ended May 31, 2013 compared to cash flows used in financing activities of $6.6 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a $2.0 million change in share-based compensation activities offset in part by an increase of $1.0 million of additional dividends paid. The Company’s total interest-bearing debt decreased from $5.4 million at May 31, 2012 to $1.1 million at May 31, 2013 due to four quarterly principal payments. The payment on the remaining $1.1 million of interest-bearing debt at May 31, 2013 was repaid in full on its scheduled maturity date of June 10, 2013.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of May 31, 2013 (the “Euro Line of Credit”). On February 8, 2013, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2014. There were no borrowings outstanding on this credit agreement at May 31, 2013 and 2012 and August 31, 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.30 percent at May 31, 2013). Unpaid principal and interest is due by January 31, 2014.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.69 percent as of May 31, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note 7 to the condensed consolidated financial statements. Principal is repaid quarterly in equal payments of $1.1 million over a seven-year period that began in September of 2006. The remaining principal balance of the BSI Term Note was repaid in full on its scheduled maturity date of June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016 (“the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At May 31, 2013 and 2012 and August 31, 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.09 percent as of May 31, 2013), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains similar covenants, including certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement (all as defined in the Notes) at specified levels. Upon the occurrence of any event of default of these covenants, including a change in control of the Company (as defined in the Notes), all amounts due thereunder may be declared to be immediately due and payable. The BSI Term Note contained substantially similar covenants. At May 31, 2013 and 2012 and August 31, 2012, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

ITEM 3  – Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4  – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2013.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July 2013.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

