Form 10-K
period 2013-08-31
LINDSAY CORP
filed 2013-10-18
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2013 was $1,073,694,887.

As of October 11, 2013, 12,872,801 shares of the registrant’s Common Stock were outstanding.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. On August 16, 2013, the Company acquired Claude Laval Corporation, which manufactures and distributes LAKOS® separators and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, Hartland, Wisconsin, and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, and South Africa as well as distribution operations in Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products - The Company manufactures and markets its center pivot and lateral move irrigation systems in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield® brand, and hose reel travelers under the Perrot™ and Greenfield® brands in Europe and South Africa. The Company also produces or markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide.

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

A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself, and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored. The Company’s center pivot and lateral move irrigation systems can be enhanced with a family of integrated proprietary products such as water pumping station controls.

The Company also manufactures and distributes hose reel travelers. Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a lower investment than a typical standard center pivot.

The Company also markets pivot monitoring and control systems, which include remote telemetry and a web or personal computer hosted data acquisition and monitoring application available through the Company’s subscription-based service. These systems allow growers to monitor their pivot systems, accumulate data on the operation of the systems, and control the pivots from a remote location by logging onto an internet web site. The pivot monitoring and control systems are marketed under the FieldNET® product name.

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

Markets - Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield. The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and other farming inputs.

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

International Market – Over the years, the Company has sold center pivot and lateral move irrigation systems throughout the world. The Company has production and sales operations in Brazil, France, China, and South Africa as well as distribution and sales operations in Australia and New Zealand serving the key South American, European, Chinese, African, Australian, and New Zealand markets. The Company also exports equipment from the U.S. to other international markets. Although the majority of the Company’s U.S. export sales are denominated in U.S. dollars, there are approximately 19 percent of total Company sales conducted in local currencies outside of the U.S. dollar in fiscal 2013 and 2012. The Company generally ships against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means.

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

Competition – Four primary manufacturers control a substantial majority of the U.S. center pivot irrigation system industry. The international irrigation market includes participation and competition by the leading U.S. manufacturers as well as various regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications as well as through acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs. The Company’s engineering and research expenses related to irrigation totaled approximately $8.1 million, $6.0 million, and $6.1 million for fiscal years 2013, 2012, and 2011, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.

INFRASTRUCTURE SEGMENT

Products – Quickchange® Moveable Barrier™ The Company’s Quickchange® Moveable Barrier™ system, commonly known as the Road Zipper System™, is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 13-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.

In permanent applications, the Road Zipper System™ increases capacity and reduces congestion by varying the number of traffic lanes to match the traffic demand. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The Road Zipper System™ is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. Road Zipper Systems™ can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a Road Zipper System™ include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

The Company offers a variety of equipment lease options for Road Zipper Systems™ and BTM™ equipment used in construction applications. The leases extend for periods of three months or more for equipment already existing in the Company’s lease fleet. Longer lease periods may be required for specialty equipment that must be built for specific projects.

These systems have been in use since 1987. Typical sales for a highway safety or road improvement project range from $2.0 - $20.0 million, making them significant capital investments.

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

Specialty Barriers – The Company also offers specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is an area of focus for reducing the amount and severity of injuries.

Road Marking and Road Safety Equipment – The Company also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. The Company also manages an ISO 17025 certified testing laboratory that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (“EN1317 Norms”) for these types of products. The NCHRP Report 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.

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

Markets – The Company’s primary infrastructure market includes moveable concrete barriers, delineation systems, crash cushions and similar protective equipment. The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, the purchase of rights-of-way for roadway expansion and development of technologies for relief of roadway congestion. Much of the U.S. highway infrastructure market is driven by government (state and federal) spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. The international market is presently very different from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand. The Company has recently started distributing infrastructure products in South America, the Middle East and Asia. The Company will continue expanding in markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.3 million, $3.5 million and $4.3 million for fiscal years 2013, 2012 and 2011, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System™. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

Distribution methods and channels – The Company has production and sales operations in the United States and Italy. Sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway products. Customers include Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

GENERAL

Certain information generally applicable to both of the Company’s reportable segments is set forth below.

The following table describes the Company’s total irrigation and infrastructure revenues for the past three years. United States export revenue is included in International based on the region of destination.

	For the years ended August 31,
$ in millions	2013		2012		2011
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$428.9	62	$354.6	64	$307.7	64
International	$261.9	38	$196.7	36	$171.2	36

Total Revenues	$690.8	100	$551.3	100	$478.9	100

SEASONALITY

Irrigation equipment sales are seasonal by nature. Farmers generally order systems to be delivered and installed before the growing season. Shipments to customers located in Northern Hemisphere countries usually peak during the Company’s second and third fiscal quarters for the spring planting period. Sales of infrastructure products are traditionally higher during prime road construction seasons and lower in the winter. The primary construction season for Northern Hemisphere countries is from March until late September which corresponds to the Company’s third and fourth fiscal quarters.

CUSTOMERS

The Company is not dependent for a material part of either segment’s business upon a single customer or upon a limited number of customers. The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ORDER BACKLOG

As of August 31, 2013, the Company has an order backlog of $66.5 million compared with $57.1 million at August 31, 2012. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog of firm orders at any point in time represents only a portion of the revenue it expects to realize during the following three-month period. However, the timing related to certain project oriented contracts may extend longer than three months.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2013, 2012, and 2011 were $11.1 million, $9.9 million and $8.4 million, respectively. Capital expenditures for fiscal 2014 are estimated to be approximately $20.0 million to $25.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper System™, Quickchange® Moveable Barrier™, ABSORB 350®, FieldNET®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, X-Tension™, CableGuard™, TESI™, SAB™, ArmourGuard™, PaveGuard™, DR46™, U-MAD™, LAKOS® and other trademarks are registered or applied for in the major markets in which the Company sells its products. Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2013, 2012, and 2011 were 1,262, 1,082 and 999, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material capital expenditures required to comply with such regulations, other than as described in Note N, Commitments and Contingencies, to the Company’s consolidated financial statements and does not believe that these matters, individually or in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial condition.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, and South Africa as well as distribution and sales operations in Australia and New Zealand. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in local currencies. Approximately 19 percent of total consolidated Company sales were conducted in local currencies in fiscal 2013 and 2012. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency of the Company’s operations.

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

INFORMATION AVAILABLE ON THE LINDSAY WEBSITE

The Company makes available free of charge on its website homepage, under the tab “Investor Relations – SEC Filings”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this Annual Report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tabs “Investor Relations – Governance – Committees” and “Investor Relations – Governance – Ethics”:

Audit Committee Charter

Compensation Committee Charter

Corporate Governance and Nominating Committee Charter

Code of Business Conduct and Ethics

Corporate Governance Principles

Code of Ethical Conduct

Employee Complaint Procedures for Accounting and Auditing Matters

Special Toll-Free Hotline Number and E-mail Address for Making Confidential or Anonymous Complaints

These documents are also available in print to any stockholder upon request, by sending a letter addressed to the Secretary of the Company.

ITEM 1A - Risk Factors

The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.

The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions. The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.

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

The Company’s profitability may be negatively affected by the disruption or termination of the supply of parts, materials, and components from third-party suppliers. The Company uses a limited number of suppliers for certain parts, materials, and components in the manufacturing process. Disruptions or delays in supply or significant price increases from these suppliers could adversely affect the Company’s operations and profitability. Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2013, approximately 38 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Specifically, international revenues are primarily generated from Australia, New Zealand, Canada, Central and Western Europe, Mexico, the Middle East, Africa, China, Russia/Ukraine, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates. Although the Company generally ships against prepayments or U.S. bank confirmed irrevocable letters of credit or other secured means, the ability to execute against these contracts in certain markets and local laws can affect the Company’s ability to collect amounts when due. The Company does business in a number of countries that are particularly susceptible to disruption from changing social economic conditions as well as terrorism, political hostilities, sanctions, war and similar incidents.

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

The Company’s Lindsay, Nebraska site was added to the list of priority superfund sites of the U.S. Environmental Protection Agency (the “EPA”) in 1989. The Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all potentially affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note N, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

ITEM 2 - Properties

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

Segment	Geographic Location (s)	Own/ Lease	Lease Expiration	Square Feet	Property Description
Corporate	Omaha, Nebraska	Lease	2019	30,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Fresno, California	Own	N/A	94,000	Manufacturing plant consists of three separate buildings for filtration products
Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products located on six acres
Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Two commercial buildings on five acres for the design and manufacture of water pumping stations and controls for the agriculture, golf, landscape and municipal markets
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products for the European markets, consists of three separate buildings situated on 3.5 acres
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Lease	2014	67,000	Manufacturing plant for irrigation products for the Brazilian market, consists of two buildings
Irrigation	Tianjin, China and Beijing, China	Lease	2015	58,400	Manufacturing plant and office facilities for irrigation products for the Chinese market
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products located on seven acres
Irrigation	Pasco, Grandview, and Othello, Washington; Hermiston, Oregon	Lease	2014 - 2022	28,900	Retail irrigation operations in four leased buildings
Irrigation	Amarillo, Texas	Lease	2017	22,000	Warehouse facility for irrigation products
Irrigation	Kraaifontein, South Africa	Lease	2016	23,900	Manufacturing and warehouse facility for the sub-Saharan Africa markets
Irrigation	Milford, Nebraska; Sioux Falls, South Dakota	Lease	2015	16,400	Manufacturing, engineering, and office locations related to Digitec, Inc.
Irrigation	Pasco, Washington; Hermiston, Oregon; Portland, Oregon	Lease	2014 - 2018	22,500	Office and warehouse locations related to IRZ Consulting, LLC
Irrigation	Paul, Idaho	Lease	2017	11,400	Warehouse facility for irrigation products
Irrigation	Toowoomba, Queensland, Australia; Feilding, New Zealand	Lease	2014	8,000	Warehouse facilities for the Australian and New Zealand markets

ITEM 3 - Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company.

ITEM 4 – Mine Safety Disclosures

Not applicable

PART II

ITEM 5 - Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol LNN. As of October 3, 2013, there were approximately 178 stockholders of record.

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2013 Stock Price			Fiscal 2012 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$80.48	$64.52	$0.115	$63.40	$46.03	$0.090
Second Quarter	$94.90	$73.86	$0.115	$67.27	$49.17	$0.090
Third Quarter	$94.50	$73.43	$0.115	$70.13	$52.98	$0.090
Fourth Quarter	$82.23	$72.54	$0.130	$74.62	$52.68	$0.115
Year	$94.90	$64.52	$0.475	$74.62	$46.03	$0.385

The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.

Purchases of equity securities by the issuer and affiliated purchases - The Company made no repurchases of its Common Stock under the Company’s stock repurchase plan during the fiscal year ended August 31, 2013; therefore, tabular disclosure is not presented. From time to time, the Company’s Board of Directors has authorized management to repurchase shares of the Company’s Common Stock. Under this share repurchase plan, management has existing authorization to purchase, without further announcement, up to 881,139 shares of the Company’s Common Stock in the open market or otherwise.

Peer Performance Table - The graph below compares the cumulative 5-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2013. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2008 and the graph shows its relative performance through August 31, 2013.

	8/31/2008	8/31/2009	8/31/2010	8/31/2011	8/31/2012	8/31/2013
Lindsay Corporation	100.00	51.11	45.81	77.70	82.15	96.11
S&P Smallcap 600	100.00	79.27	85.46	106.34	124.32	157.50
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	63.48	74.61	95.23	107.45	138.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 – Selected Financial Data

	For the Years Ended August 31,
$ in millions, except per share amounts	2013	2012	2011	2010	2009
Operating revenues	$690.8	$551.3	$478.9	$358.4	$336.2
Gross profit	$194.8	$148.5	$129.8	$98.9	$80.6
Gross margin	28.2%	26.9%	27.1%	27.6%	24.0%
Operating expenses	$87.8	$83.0	$73.2	$61.1	$58.2
Operating income	$107.1	$65.5	$56.6	$37.8	$22.4
Operating margin	15.5%	11.9%	11.8%	10.6%	6.7%
Net earnings	$70.6	$43.3	$36.8	$24.9	$13.8
Net margin	10.2%	7.9%	7.7%	6.9%	4.1%
Diluted net earnings per share	$5.47	$3.38	$2.90	$1.98	$1.11
Cash dividends per share	$0.475	$0.385	$0.345	$0.325	$0.305
Property, plant and equipment, net	$65.1	$56.2	$58.5	$57.6	$59.6
Total assets	$512.3	$415.5	$381.1	$325.5	$307.9
Long-term obligations	$—	$—	$4.3	$8.6	$19.5
Return on beginning assets (1)	17.0%	11.4%	11.3%	8.1%	4.2%
Diluted weighted average shares	12,901	12,810	12,692	12,585	12,461

(1)	Defined as net earnings divided by beginning of period total assets.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company manufactures and markets Zimmatic®, Greenfield® and Perrot™ center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customer, the farmer. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, China, and South Africa as well as distribution and sales operations in Australia and New Zealand. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its production facilities in the United States and Italy and has produced road safety products in irrigation manufacturing facilities in China and Brazil. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, net farm income, worldwide agricultural crop production, the profitability of agricultural crop production, availability of financing, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding.

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world in water and infrastructure. Lindsay is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions. On August 16, 2013, the Company acquired 100 percent of the outstanding common shares of Claude Laval Corporation, a California corporation that manufactures and distributes LAKOS® separators and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide. Since 2001, the Company has added to its operations in Europe, South America, South Africa, Australia, New Zealand and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. As a result, none of the international operations has achieved the operating margin of the United States based irrigation operations.

New Accounting Standards Issued But Not Yet Adopted

See Note B, New Accounting Pronouncements, to the Company’s consolidated financial statements for information regarding recently issued accounting pronouncements.

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

Following are the accounting policies management considers critical to the Company’s consolidated results of operations and financial condition:

Revenue Recognition

The Company’s revenue recognition accounting policy is critical because it can significantly impact the Company’s consolidated results of operations and financial condition. The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post-delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation.

Revenues from the sale of the Company’s products are recognized based on the delivery terms in the sales contract. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value.

The Company offers a subscription-based service for wireless management and recognizes subscription revenue on a straight-line basis over the contract term. The Company leases certain infrastructure property held for lease to customers such as moveable concrete barriers and Road Zipper SystemsTM. Revenues for the lease of infrastructure property held for lease are recognized on a straight-line basis over the lease term. If an infrastructure project is completed ahead of schedule and prior to the lease term end date, the Company accelerates the lease term and the timing of recognized revenue once the Company is no longer required to perform under the lease contract.

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

Inventories

The Company’s accounting policy on inventories is critical because the valuation and costing of inventory is essential to the presentation of the Company’s consolidated results of operations and financial condition. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Environmental Remediation Liabilities

The Company’s accounting policy on environmental remediation is critical because it requires significant judgments and estimates by management, involves changing regulations and approaches to remediation plans, and any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company is subject to an array of environmental laws and regulations relating to the protection of the environment. In particular, the Company committed to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”) with the EPA. The Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. Estimates used to record environmental remediation liabilities are based on the Company’s best estimate of probable future costs based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers. The Company records the undiscounted environmental remediation liabilities that represent the points in the range of estimates that are most probable or the minimum amount when no amount within the range is a better estimate than any other amount.

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. The Company intends to complete additional investigation of the soil and groundwater on the site during the first half of fiscal 2014. The Company will then assess whether it will need to revise its remediation plan in order to come to an agreement with the EPA on how to proceed. The Company anticipates there could be revisions to the current remediation plan as a result of these activities and as additional information is obtained. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all potentially affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

Valuation of Goodwill and Identifiable Intangible Assets

The Company’s accounting policy on valuation of goodwill and identifiable intangible assets is critical because it requires significant judgments and estimates by management and can significantly impact the Company’s consolidated results of operations and financial condition. Assessment of the potential impairment of goodwill and identifiable intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at August 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular assets being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment and assumptions by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2013.

The estimated fair value of each of the Company’s reporting units exceeded the respective carrying values by more than 10 percent. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2013, 2012, and 2011. If assumptions on discount rates and future cash flows change as a result of events or circumstances, and the Company believes that the long-term profitability may have declined in value, then the Company may record impairment charges, resulting in lower profits. Sales and profitability of each of the Company’s reporting units may fluctuate from year to year and within a year. In the evaluation of the fair value of reporting units, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Executive Overview

Operating revenues for the year ended August 31, 2013 increased by 25 percent to $690.8 million compared with $551.3 million for the year ended August 31, 2012. The trend for fiscal 2013 included higher demand for irrigation systems stimulated by positive drivers in the agricultural economy and lower demand for infrastructure products due to government funding issues and project delays. The record sales in U.S. and international irrigation markets have led to record results driven by positive farmer sentiment toward capital investments, increased farm income, and concern over drought conditions. As drought conditions in the 2012 growing season across the U.S. pushed commodity prices higher, the recognition of the importance of efficient, mechanical irrigation rose, creating greater demand for irrigation equipment in fiscal 2013.

Gross margin was 28.2 percent for fiscal 2013 compared to 26.9 percent for the prior fiscal year as higher gross margins were realized in the irrigation segment, while infrastructure gross margins were relatively flat year over year. Irrigation segment gross margins increased by 1.0 percentage point primarily due to a strong pricing environment combined with increased manufacturing productivity and leverage.

Net earnings were $70.6 million or $5.47 per diluted share for the year ended August 31, 2013 compared with $43.3 million or $3.38 per diluted share for the same prior year period. The prior year period included a $7.2 million accrual for environmental remediation at the Company’s Lindsay, Nebraska facility, which lowered earnings by $0.37 per diluted share.

Market Conditions and Outlook

Farm commodity prices declined during the fourth quarter of fiscal 2013 on indications of strong yields in the current growing season and a decreasing impact of drought conditions in the U.S. Corn Belt. Despite these influences, order volumes remained high by historical fourth quarter standards, although less than those during the same time of the prior year. As of August 27, 2013, the U.S. Department of Agriculture (“USDA”) forecasted U.S. 2013 net farm income to be $120.6 billion, which would be the highest on record and 63 percent higher than the ten-year average. At this point, the Company believes farmer sentiment regarding capital goods purchases is becoming more conservative than in fiscal 2013 due to lower commodity prices and the anticipated expiration of the Section 179 tax deduction, but this shift in sentiment is offset in part by strong balance sheets and high net farm income. Irrigation equipment demand for 2014 and beyond is currently unclear and will be driven by farmer sentiment and influenced by weather conditions, commodity prices, stock-to-use ratios, and farm income potential. Demand for the Company’s irrigation equipment is closely aligned with net farm income and commodity prices and can fluctuate significantly on a quarterly or annual basis. Changing farm subsidies and capital investment tax benefits by the U.S. federal government may positively or adversely impact irrigation equipment demand.

The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed, and demand is driven primarily by food security, water scarcity and population growth. In most of these international markets, mechanized irrigation represents substantial yield enhancement opportunities, while still having minimal market penetration. While the irrigation revenues in the developing regions are more variable and project based, they represent substantial long-term growth opportunities, facilitated by the Company’s global presence.

Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to constricted government funding and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper SystemsTM and the fixed nature of some operating expenses. The Company believes in the opportunity for Road Zipper SystemsTM to drive significant profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste.

Although the environment for infrastructure sales continues to be constrained by longer-term funding uncertainty, the Company remains focused on taking appropriate actions to rationalize its cost base and improve sales and marketing activities to improve profitability if and when the market eventually strengthens. The Company does not anticipate a strong turnaround in government infrastructure spending in fiscal 2014. However, the Company believes it has sizeable market penetration opportunities for road safety products and Road Zipper SystemsTM in the future. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2013, the Company has an order backlog of $66.5 million compared with $57.1 million at August 31, 2012. The increase in current year backlog from August 31, 2012 reflects $4.7 million carryover volume from the Iraq order announced in the second fiscal quarter. Backlog has increased year over year in international irrigation and infrastructure, while backlog in U.S. irrigation has decreased. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. The Company is focused on seeking accretive, synergistic acquisitions. The Company is committed to creating value for shareholders through multiple strategies, including continual investment in core businesses, strategic acquisitions, dividends and share repurchases.

Results of Operations

The following “Fiscal 2013 Compared to Fiscal 2012” and the “Fiscal 2012 Compared to Fiscal 2011” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the information in Note Q, Industry Segment Information, to the consolidated financial statements.

Fiscal 2013 Compared to Fiscal 2012

The following table provides highlights for fiscal 2013 compared with fiscal 2012:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2013	2012	(Decrease)
Consolidated
Operating revenues	$690,848	$551,255	25.3%
Cost of operating revenues	$496,014	$402,737	23.2%
Gross profit	$194,834	$148,518	31.2%
Gross margin	28.2%	26.9%
Operating expenses (1)	$87,773	$83,008	5.7%
Operating income	$107,061	$65,510	63.4%
Operating margin	15.5%	11.9%
Other income (expense), net	$246	$(402)	161.2%
Income tax expense	$36,737	$21,831	68.3%
Effective income tax rate	34.2%	33.5%
Net earnings	$70,570	$43,277	63.1%
Irrigation Equipment Segment (See Note Q)
Operating revenues	$625,996	$475,299	31.7%
Operating income (2)	$125,395	$80,259	56.2%
Operating margin (2)	20.0%	16.9%
Infrastructure Products Segment (See Note Q)
Operating revenues	$64,852	$75,956	(14.6%)
Operating loss (2)	$(811)	$(11)	(7272.7%)
Operating margin (2)	(1.3%)	(0.0%)

(1)	Includes $17.5 million and $14.7 million of unallocated general and administrative expenses for fiscal 2013 and fiscal 2012, respectively.
(2)	Excludes unallocated corporate general and administrative expenses.

Revenues

Operating revenues in fiscal 2013 increased by 25 percent to $690.8 million compared with $551.3 million in fiscal 2012. The increase is attributable to a $150.6 million increase in irrigation revenues offset in part by an $11.1 million decrease in infrastructure revenues. The irrigation segment provided 91 percent of Company revenue in fiscal 2013 as compared to 86 percent of the same prior year period, due to growth in irrigation equipment revenues and the decline in infrastructure revenues.

U.S. irrigation revenues of $385.7 million increased $80.3 million or 26 percent compared to fiscal 2012. The increase in U.S. irrigation equipment revenues is primarily due to a 28 percent increase in the number of irrigation systems sold compared to the prior fiscal year, with the largest increases in the U.S. Corn Belt. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Higher commodity prices and planted acres contributed to strong net farm income in 2012, which was projected to continue into 2013. As of August 27, 2013, the USDA projected 2013 net farm income to be $120.6 billion, which would be 63 percent higher than the ten-year average, creating positive economic conditions for U.S. farmers.

International irrigation revenues of $240.3 million increased $70.3 million or 41 percent compared to fiscal 2012. The increase in international irrigation revenues is primarily due to a 35 percent increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased in nearly all markets and most significantly in the Middle East and South America. In fiscal 2013, the Company recognized revenues of $33.4 million on the Iraq contract consisting of irrigation machines and ancillary related equipment. In South America, irrigation equipment revenues in Brazil doubled over the prior year, fueled by proven success from mechanized irrigation and attractive interest rates offered by the Brazilian government for agricultural equipment.

Infrastructure products segment revenues of $64.8 million decreased by $11.1 million or 15 percent compared to the prior fiscal year. The decrease in infrastructure revenues was primarily due to lower sales across all product lines. Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to constricted government funding and project delays.

Gross Margin

Gross profit was $194.8 million for fiscal 2013, an increase of $46.3 million compared to fiscal 2012. The increase in gross profit was primarily attributable to a $37.6 million increase on higher sales volume and an $8.7 million gross profit increase from improvement in gross margin. Gross margin was 28.2 percent for fiscal 2013 compared to 26.9 percent for the prior fiscal year as higher gross margins were realized in the irrigation segment, while infrastructure gross margins were relatively flat year over year. Irrigation segment gross margins increased by 1.0 percentage point primarily due to a strong pricing environment combined with increased manufacturing productivity and fixed cost leverage from increased volume.

Operating Expenses

The Company’s operating expenses of $87.8 million for fiscal 2013 increased $4.8 million compared to fiscal 2012 operating expenses of $83.0 million. The increase in operating expenses is primarily related to an increase of $5.8 million in personnel-related expenses, driven by higher incentive compensation and headcount to support growth, increases in selling expenses of $3.0 million associated with growth, increases in research and development expenses of $1.9 million, and increases in accounts receivable reserves of $1.2 million. These increases were partially offset by the $7.2 million decrease in environmental remediation expense. Operating expenses were 12.7 percent of sales for fiscal 2013 compared to 15.1 percent of sales for fiscal 2012 due to leverage of expenses on higher sales.

Operating margin was 15.5 percent for fiscal 2013 as compared to 11.9 percent for fiscal 2012.

Income Taxes

The Company recorded income tax expense of $36.7 million and $21.8 million for fiscal 2013 and fiscal 2012, respectively. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate increased to 34.2 percent in fiscal 2013 compared to 33.5 percent in fiscal 2012. The increase in the annual effective income tax rate from August 2012 to August 2013 primarily related to incremental increases in foreign taxes less certain tax credits reinstated in fiscal 2013. The Company recorded no material discrete items in fiscal 2013.

Net Earnings

Net earnings for fiscal 2013 were $70.6 million or $5.47 per diluted share compared to $43.3 million, or $3.38 per diluted share for the prior fiscal year. The Company’s operating income increased to $107.1 million in fiscal 2013 compared to $65.5 million during the prior fiscal year primarily due to an increase in revenues partially offset by higher operating expenses.

Fiscal 2012 Compared to Fiscal 2011

The following table provides highlights for fiscal 2012 compared with fiscal 2011:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2012	2011	(Decrease)
Consolidated
Operating revenues	$551,255	$478,890	15.1%
Cost of operating revenues	$402,737	$349,105	15.4%
Gross profit	$148,518	$129,785	14.4%
Gross margin	26.9%	27.1%
Operating expenses (1)	$83,008	$73,199	13.4%
Operating income	$65,510	$56,586	15.8%
Operating margin	11.9%	11.8%
Other (expense) income, net	$(402)	$(72)	458.3%
Income tax expense	$21,831	$19,712	10.7%
Effective income tax rate	33.5%	34.9%
Net earnings	$43,277	$36,802	17.6%
Irrigation Equipment Segment (See Note Q)
Operating revenues	$475,299	$369,930	28.5%
Operating income (2)	$80,259	$59,703	34.4%
Operating margin (2)	16.9%	16.1%
Infrastructure Products Segment (See Note Q)
Operating revenues	$75,956	$108,960	(30.3%)
Operating (loss) income (2)	$(11)	$11,901	(100.1%)
Operating margin (2)	(0.0%)	10.9%

(1)	Includes $14.7 million and $15.0 million of unallocated general and administrative expenses for fiscal 2012 and fiscal 2011, respectively.
(2)	Excludes unallocated corporate general and administrative expenses.

Revenues

Operating revenues for fiscal 2012 increased by $72.4 million to $551.3 million compared with $478.9 million in fiscal 2011. The increase is attributable to a $105.4 million increase in irrigation equipment revenues offset in part by a $33.0 million decrease in infrastructure segment revenues.

U.S. irrigation equipment revenues of $305.4 million increased $77.8 million or 34 percent compared to fiscal 2011. The increase in U.S. irrigation equipment revenues is primarily due to a 28 percent increase in the number of irrigation systems sold compared to the prior fiscal year. Favorable economic conditions in U.S. agriculture markets continued to drive strong demand for irrigation equipment. Despite the severity of the 2012 drought, shortfalls in crop production did not have a detrimental impact on sector-wide net farm income as shortages raised the prices farmers received for crops sold and crop insurance partially offset the impact of lower yields.

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

Infrastructure products segment revenues of $76.0 million decreased by $33.0 million or 30 percent compared to the prior fiscal year. The decrease in infrastructure revenues was driven primarily by fewer Road Zipper SystemTM projects.

Gross Margin

Gross profit was $148.5 million for fiscal 2012, an increase of $18.7 million compared to fiscal 2011. Gross profit increased primarily due to a $20.0 million increase in volume partially offset by $1.3 million decrease in gross margin. Gross margin was 26.9 percent for fiscal 2012 compared to 27.1 percent for the prior fiscal year. Infrastructure segment gross margins decreased by 7.5 percentage points due to lower revenues of higher-margin Road Zipper SystemTM projects offset by higher pricing within road safety products and contract manufacturing. Irrigation segment gross margins increased by 1.2 percentage points driven by fixed cost leverage from increased volume.

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

Income Taxes

Income tax expense of $21.8 million for fiscal 2012 increased $2.1 million compared to fiscal 2011 income tax expense of $19.7 million. The increase in income tax expense was primarily due to increases in pretax income. The effective income tax rate decreased to 33.5 percent in fiscal 2012 compared to 34.9 percent in fiscal 2011. The effective income tax rate decreased 1.4 percentage points primarily due to a net reduction of uncertain tax positions compared to the previous year and a benefit resulting from finalizing the 2011 tax return calculations that were less than estimated in the 2011 income tax provision.

Net Earnings

Net earnings for fiscal 2012 were $43.3 million or $3.38 per diluted share compared to $36.8 million, or $2.90 per diluted share for the prior fiscal year. The Company’s operating income increased to $65.5 million in fiscal 2012 compared to $56.6 million during the prior fiscal year primarily due to an increase in revenues partially offset by higher operating expenses.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $151.9 million at August 31, 2013 compared with $143.4 million at August 31, 2012. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and potential share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under three credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions. Although the Company made no repurchases of its common stock during the year ended August 31, 2013, the Company does have existing authorization to purchase up to 881,139 shares of its common stock under the Company’s share repurchase plan.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $26.2 million and $18.1 million as of August 31, 2013 and 2012, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $266.7 million at August 31, 2013, as compared with $218.4 million at August 31, 2012. The increase in net working capital mainly resulted from increased cash from earnings over the past year, increased inventory to support the increases in sales, especially in the irrigation segment, and increased receivables due to higher sales. Cash flows provided by operations totaled $57.5 million during the year ended August 31, 2013 compared to $52.4 million provided by operations during the same prior year period. Cash provided by operations increased by $5.1 million compared to the prior year period primarily as a result of increased earnings and positive cash flow changes in other current liabilities offset in part by decreases due to negative cash flow changes in receivables, current taxes payable and inventories.

Cash flows used in investing activities totaled $41.1 million during the year ended August 31, 2013 compared to $6.8 million during the same prior year period. The increase in the net cash used in investing activities was primarily due to the $29.0 million acquisition of Claude Laval Corporation and its LAKOS® brand of filtration products in 2013. Capital spending of $11.1 million in fiscal 2013 increased compared to the prior year capital spending of $9.9 million, primarily due to productivity improvements. In fiscal 2014, the Company expects capital expenditures of approximately $20.0 million to $25.0 million, largely focused on manufacturing capacity expansion and productivity improvements.

Cash flows used in financing activities totaled $8.0 million during the year ended August 31, 2013 compared to $8.8 million during the same prior year period. The $0.8 million decrease in cash used in financing activities was primarily due to an increase in proceeds from the exercise of stock options offset in part by additional dividends paid. The Company’s total interest-bearing debt decreased from $4.3 million at August 31, 2012 to zero at August 31, 2013 due to four quarterly principal payments that fully satisfied the debt.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of August 31, 2013 (the “Euro Line of Credit”). On February 8, 2013, the Company extended the Euro Line of Credit with Societe Generale through January 31, 2014. There were no borrowings outstanding on this credit agreement at August 31, 2013 and 2012. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.32 percent at August 31, 2013). Unpaid principal and interest is due by January 31, 2014.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.68 percent at August 31, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note L, Financial Derivatives, to the consolidated financial statements. The BSI Term Note was repaid in full on its scheduled maturity date of June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016 (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At August 31, 2013 and 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.08 percent at August 31, 2013), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. The BSI Term Note contained substantially similar covenants. At August 31, 2013 and 2012, the Company was in compliance with all loan covenants.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2013, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

$ in thousands Contractual Obligations (1)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$8,526	$2,590	$3,164	$1,802	$970
Pension benefit obligations	6,881	557	1,073	1,045	4,206

Total	$15,407	$3,147	$4,237	$2,847	$5,176

(1)	Total liabilities for unrecognized tax benefits as of August 31, 2013 were $1.4 million and are classified on the Company’s consolidated balance sheets within other noncurrent liabilities and are excluded from the table above.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2013, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, Brazil, France, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the year ended August 31, 2013, the Company estimates the potential decrease in operating income from a 10 percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be less than $1.0 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. The Company had $4.0 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2013.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At August 31, 2013, the Company had outstanding Euro foreign currency forward contracts to sell 29.2 million Euro at fixed prices expected to settle during the first quarter of fiscal 2014. Based on the net investments contracts outstanding at August 31, 2013, the Company estimates the potential decrease in fair value from a 10 percent adverse change in the underlying exchange rates would be approximately $2.9 million. This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

October 18, 2013

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2013	2012	2011
Operating revenues	$690,848	$551,255	$478,890
Cost of operating revenues	496,014	402,737	349,105

Gross profit	194,834	148,518	129,785

Operating expenses:
Selling expense	32,937	28,104	27,842
General and administrative expense	43,441	38,198	33,659
Engineering and research expense	11,395	9,481	10,403
Environmental remediation expense	—	7,225	1,295

Total operating expenses	87,773	83,008	73,199

Operating income	107,061	65,510	56,586
Interest expense	(304)	(492)	(762)
Interest income	496	504	315
Other income (expense), net	54	(414)	375

Earnings before income taxes	107,307	65,108	56,514
Income tax expense	36,737	21,831	19,712

Net earnings	$70,570	$43,277	$36,802

Earnings per share:
Basic	$5.50	$3.41	$2.93
Diluted	$5.47	$3.38	$2.90
Shares used in computing earnings per share:
Basic	12,830	12,704	12,560
Diluted	12,901	12,810	12,692
Cash dividends declared per share	$0.475	$0.385	$0.345

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2013	2012	2011
Net earnings	$70,570	$43,277	$36,802

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	260	(408)	69
Unrealized gain on cash flow hedges, net of tax	53	200	319
Foreign currency translation adjustment, net of hedging activities and tax	(1,752)	(7,131)	4,719

Total other comprehensive (loss) income, net of tax (benefit) expense of ($330), $394 and $440	(1,439)	(7,339)	5,107

Total comprehensive income	$69,131	$35,938	$41,909

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$151,927	$143,444
Receivables, net of allowance of $2,853 and $1,717, respectively	120,291	82,565
Inventories, net	68,607	52,873
Deferred income taxes	12,705	9,505
Other current assets	15,261	10,478

Total current assets	368,791	298,865
Property, plant and equipment, net	65,064	56,180
Intangible assets, net	36,007	25,070
Goodwill	37,414	29,961
Other noncurrent assets	5,020	5,455

Total assets	$512,296	$415,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,276	$31,372
Current portion of long-term debt	—	4,285
Other current liabilities	59,816	44,781

Total current liabilities	102,092	80,438
Pension benefits liabilities	6,324	6,821
Deferred income taxes	15,415	9,984
Other noncurrent liabilities	7,827	7,450

Total liabilities	131,658	104,693

Shareholders’ equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 18,571 and 18,421 shares issued at August 31, 2013 and 2012, respectively	18,571	18,421
Capital in excess of stated value	49,764	43,140
Retained earnings	405,580	341,115
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)
Accumulated other comprehensive loss, net	(2,316)	(877)

Total shareholders’ equity	380,638	310,838

Total liabilities and shareholders’ equity	$512,296	$415,531

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Shares of Common stock	Shares of Treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total Shareholders’ equity
Balance at August 31, 2010	18,185	5,698	$18,185	$30,756	$270,272	$(90,961)	$1,355	$229,607
Comprehensive income:
Net earnings					36,802			36,802
Other comprehensive income							5,107	5,107

Total comprehensive income								41,909
Cash dividends ($0.345) per share					(4,342)			(4,342)
Issuance of common shares under share compensation plans	189		189	2,547				2,736
Excess tax benefits from share-based compensation				2,487				2,487
Share-based compensation expense				3,268				3,268

Balance at August 31, 2011	18,374	5,698	$18,374	$39,058	$302,732	$(90,961)	$6,462	$275,665

Comprehensive income:
Net earnings					43,277			43,277
Other comprehensive loss							(7,339)	(7,339)

Total comprehensive income								35,938
Cash dividends ($0.385) per share					(4,894)			(4,894)
Issuance of common shares under share compensation plans	47		47	(57)				(10)
Excess tax benefits from share-based compensation				374				374
Share-based compensation expense				3,765				3,765

Balance at August 31, 2012	18,421	5,698	$18,421	$43,140	$341,115	$(90,961)	$(877)	$310,838

Comprehensive income:
Net earnings					70,570			70,570
Other comprehensive loss							(1,439)	(1,439)

Total comprehensive income								69,131
Cash dividends ($0.475) per share					(6,105)			(6,105)
Issuance of common shares under share compensation plans	150		150	(555)				(405)
Excess tax benefits from share-based compensation				2,800				2,800
Share-based compensation expense				4,379				4,379

Balance at August 31, 2013	18,571	5,698	$18,571	$49,764	$405,580	$(90,961)	$(2,316)	$380,638

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
($ in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$70,570	$43,277	$36,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,600	12,468	11,734
Provision for uncollectible accounts receivable	1,543	379	388
Deferred income taxes	(3,237)	(3,868)	(2,828)
Share-based compensation expense	4,573	3,939	3,474
Other, net	(1,014)	959	208
Changes in assets and liabilities:
Receivables	(36,557)	(7,570)	(12,626)
Inventories	(10,020)	(5,609)	(1,826)
Other current assets	(4,054)	(641)	(1,430)
Accounts payable	9,188	723	4,780
Other current liabilities	14,578	(1,602)	8,223
Current taxes payable	(892)	5,408	(2,327)
Other noncurrent assets and liabilities	227	4,576	(1,517)

Net cash provided by operating activities	57,505	52,439	43,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,136)	(9,890)	(8,405)
Proceeds from sale of property, plant and equipment	22	116	80
Acquisitions of business, net of cash acquired	(29,007)	—	(6,180)
Proceeds from settlement of net investment hedges	1,944	3,378	142
Payments for settlement of net investment hedges	(2,904)	(453)	(1,261)

Net cash used in investing activities	(41,081)	(6,849)	(15,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,036	567	3,579
Common stock withheld for payroll tax withholdings	(2,441)	(577)	(843)
Principal payments on long-term debt	(4,285)	(4,286)	(4,286)
Excess tax benefits from share-based compensation	2,800	387	2,487
Dividends paid	(6,105)	(4,894)	(4,342)

Net cash used in financing activities	(7,995)	(8,803)	(3,405)

Effect of exchange rate changes on cash and cash equivalents	54	(1,510)	723

Net change in cash and cash equivalents	8,483	35,277	24,749
Cash and cash equivalents, beginning of period	143,444	108,167	83,418

Cash and cash equivalents, end of period	$151,927	$143,444	$108,167

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$38,328	$19,667	$22,057
Interest paid	$369	$561	$860

See accompanying notes to consolidated financial statements.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls, and designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. On August 16, 2013, the Company acquired Claude Laval Corporation, which manufactures and distributes LAKOS® separators and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, Hartland, Wisconsin, and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, and South Africa as well as distribution operations in Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

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

(3) Stock Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units from new stock issuances.

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

(4) Revenue Recognition

The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the seller’s price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post-delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation.

Revenues from the sale of the Company’s products are recognized based on the delivery terms in the sales contract. If an arrangement involves multiple deliverables, the delivered items are considered separate units of accounting if the items have value on a stand-alone basis and there is objective and reliable evidence of their fair values. Revenues from the arrangement are allocated to the separate units of accounting based on their objectively determined fair value.

The Company offers a subscription-based service for wireless management and recognizes subscription revenue on a straight-line basis over the contract term. The Company leases certain infrastructure property held for lease to customers such as moveable concrete barriers and Road Zipper SystemsTM. Revenues for the lease of infrastructure property held for lease are recognized on a straight-line basis over the lease term. If an infrastructure project is completed ahead of schedule and prior to the lease term end date, the Company accelerates the lease term and the timing of recognized revenue once the Company is no longer required to perform under the lease contract.

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

(5) Receivables and Allowances

Trade receivables are reported on the balance sheet net of any doubtful accounts. Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy or otherwise identified at risk for potential credit loss. Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default. The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic conditions and credit risk quality. The evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date of the consolidated financial statements and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

(7) Cash and Cash Equivalents

Cash equivalents consist of highly-liquid investments with original maturities of three months or less.

(8) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and two warehouses in Idaho and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(9) Property, Plant and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; equipment — 3 to 7 years; leased barrier transfer machines — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

(10) Valuation of Goodwill and Identifiable Intangible Assets

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

A significant amount of judgment is involved in determining if an indicator of impairment of goodwill has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determine that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test

The Company performs the impairment analysis at the reporting unit level using a two-step impairment test. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the particular assets being tested for impairment as well as to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment and assumptions by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. To the extent that the reporting unit is unable to achieve these assumptions, impairment losses may emerge. The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2013.

(11) Income Taxes

Income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. These expected future tax consequences are measured based on currently enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2013, the Company’s derivative counterparty had investment grade credit ratings.

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

(18) Environmental Remediation Liabilities

Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. Estimates used to record environmental remediation liabilities are based on the Company’s best estimate of probable future costs based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers. The Company records the undiscounted environmental remediation liabilities that represent the points in the range of estimates that are most probable or the minimum amount when no amount within the range is a better estimate than any other amount.

(19) Translation of Foreign Currency

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

B. NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Issued but not yet adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 is to provide enhanced disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies what instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11. Derivative instruments accounted for in accordance with Accounting Standards Codification (“ASC”) 815, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to ASU No. 2011-11 disclosure requirements. The effective date for ASU No. 2011-11 and ASU No. 2013-01 will be the first quarter of fiscal year 2014. The Company does not expect the adoption of these standards to impact its consolidated financial statements.

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

C. ACQUISITIONS

The Company pursues accretive, synergistic acquisitions that further differentiate the Company’s market positions and add new growth opportunities. The Company accounts for business combinations in accordance with ASC 805 – Business Combinations, which requires the recognition of the identifiable assets acquired, liabilities assumed, goodwill, and any noncontrolling interest in the acquiree. In addition, the Company expenses all acquisition-related costs in the period in which the costs are incurred and the services received.

Claude Laval Corporation

On August 16, 2013, the Company acquired 100 percent of the outstanding common shares of Claude Laval Corporation (“CLC”), a California corporation that manufactures and distributes LAKOS® separators and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide. Total consideration paid was $29.0 million which was financed with cash on hand. The allocation of purchase price for CLC is considered preliminary because the closing balance sheet under the terms of the purchase agreement and the valuation of the identifiable assets acquired and liabilities assumed will not be finalized until the end of the first quarter of fiscal 2014. However, the Company does not anticipate any material changes from the amounts presented in the table below showing identifiable assets acquired and liabilities assumed.

The following table summarizes the consideration paid for CLC and the preliminary amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

$ in thousands	Amount
Identifiable assets acquired and liabilities assumed:
Current assets	$8,686
Property and equipment	7,604
Intangible assets	13,700
Other long-term assets	481
Current liabilities	(1,784)
Long-term debt	(1,400)
Other long-term liabilities	(5,537)

Total identifiable net assets acquired	21,750
Goodwill	7,257

Total	$29,007

The acquired intangible assets include amortizable intangible assets of $7.2 million and indefinite-lived intangible assets of $6.5 million related to tradenames. The amortizable intangible assets have a weighted-average useful life of approximately 8 years. The following table summarizes the identifiable intangible assets at estimated fair value.

$ in thousands	Weighted Average Useful Life in Years	Fair Value of Identifiable Asset
Intangible assets:
Tradenames	N/A	$6,500
Patents	10.0	4,600
Customer relationships	5.0	1,700
Non-compete agreements	5.0	500
Other	1.3	400

Total intangible assets		$13,700

Goodwill related to the acquisition of CLC primarily relates to intangible assets that do not qualify for separate recognition, including the experience and knowledge of CLC management, its assembled workforce, and its intellectual capital and specialization within the filtration solutions industry. Goodwill recorded in connection with this acquisition is non-deductible for income tax purposes. Pro forma information related to this acquisition was not included because the impact on the Company’s consolidated financial statements was not considered to be material.

D. NET EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the years ended August 31, 2013, 2012 and 2011:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2013	2012	2011
Numerator:
Net earnings	$70,570	$43,277	$36,802
Denominator:
Weighted average shares outstanding	12,830	12,704	12,560
Diluted effect of stock equivalents	71	106	132

Weighted average shares outstanding assuming dilution	12,901	12,810	12,692

Basic net earnings per share	$5.50	$3.41	$2.93
Diluted net earnings per share	$5.47	$3.38	$2.90

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the years ended August 31, 2013, 2012 and 2011.

E. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
$ in thousands	2013	2012
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax of $1,396 and $1,554	$(2,287)	$(2,547)
Cash flow hedges, net of tax of $0 and $33	—	(53)
Foreign currency translation, net of hedging activities, net of tax of $1,588 and $2,093	(29)	1,723

Total accumulated other comprehensive loss	$(2,316)	$(877)

The following is a rollfoward of the balances in accumulated other comprehensive income (loss), net of tax.

	Defined benefit	Unrealized	Foreign currency	Accumulated other
	pension plan	gain (loss) on	translation	comprehensive
$ in thousands	adjustment	cash flow hedges	adjustment	income (loss)
Balance at August 31, 2011	$(2,139)	$(253)	$8,854	$6,462
Current-period change	(408)	200	(7,131)	(7,339)

Balance at August 31, 2012	(2,547)	(53)	1,723	(877)
Current-period change	260	53	(1,752)	(1,439)

Balance at August 31, 2013	$(2,287)	$—	$(29)	$(2,316)

F. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2013	2012	2011
United States	$99,781	$57,884	$53,879
Foreign	7,526	7,224	2,635

	$107,307	$65,108	$56,514

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2013	2012	2011
Current:
Federal	$33,498	$21,694	$18,705
State	2,303	1,026	1,309
Foreign	4,173	2,979	2,526

Total current	39,974	25,699	22,540

Deferred:
Federal	(1,554)	(3,829)	(1,484)
State	(178)	614	(29)
Foreign	(1,505)	(653)	(1,315)

Total deferred	(3,237)	(3,868)	(2,828)

Total income tax provision	$36,737	$21,831	$19,712

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
$ in thousands	2013		2012		2011
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$37,558	35.0	$22,788	35.0	$19,780	35.0
State and local taxes, net of federal tax benefit	1,365	1.3	1,337	2.0	889	1.6
Foreign tax rate differences	(103)	(0.1)	(338)	(0.5)	(257)	(0.5)
Domestic production activities deduction	(2,638)	(2.5)	(1,900)	(2.9)	(1,301)	(2.3)
Research and development and fuel tax credits	(289)	(0.3)	(105)	(0.2)	(239)	(0.4)
Other	844	0.8	49	0.1	840	1.5

Effective rate	$36,737	34.2	$21,831	33.5	$19,712	34.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2013	2012
Deferred tax assets:
Deferred rental revenue	$835	$382
Employee benefits liability	1,191	1,282
Net operating loss carry forwards	21	284
Defined benefit pension plan	1,396	1,554
Share-based compensation	2,299	2,284
State tax credits	98	48
Inventory	909	633
Warranty	2,449	1,686
Vacation	182	224
Accrued expenses and allowances	8,043	6,610

Total deferred tax assets	$17,423	$14,987

Deferred tax liabilities:
Intangible assets	(11,160)	(6,195)
Property, plant and equipment	(8,493)	(8,210)
Inventory	(89)	(115)
Other	(229)	(296)

Total deferred tax liabilities	(19,971)	(14,816)

Net deferred tax (liabilities) assets	$(2,548)	$171

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2013 and 2012 has not been established.

The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, has not provided a U.S. deferred income tax liability on these undistributed earnings that are indefinitely reinvested. The Company would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested. At August 31, 2013, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16.7 million. Determination of the estimated amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

	August 31,
$ in thousands	2013	2012
Unrecognized Tax Benefits at September 1	$1,309	$1,565
Increases for positions taken in current year	68	2
Increases for positions taken in prior years	346	61
Decreases for positions taken in prior years	—	(44)
Settlements with taxing authorities	(6)	(42)
Reduction resulting from lapse of applicable statute of limitations	(352)	(173)
Other increases (decreases)	10	(60)

Unrecognized Tax Benefits at August 31	$1,375	$1,309

The net amount of unrecognized tax benefits at August 31, 2013 and 2012 that, if recognized, would impact the Company’s effective tax rate was $1.4 million and $1.3 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.5 million and $0.5 million for the years ended August 31, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to examination by tax authorities in most jurisdictions for years prior to 2010.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

G. INVENTORIES

	August 31,
($ in thousands)	2013	2012
Raw materials and supplies	$19,369	$9,818
Work in process	5,665	4,427
Finished goods and purchased parts	50,038	45,540

Total inventory value before LIFO adjustment	75,072	59,785
Less adjustment to LIFO value	(6,465)	(6,912)

Inventories, net	$68,607	$52,873

H. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2013	2012
Operating property, plant and equipment:
Land	$3,342	$2,541
Buildings	34,066	28,652
Equipment	85,689	75,097
Other	9,037	9,003

Total operating property, plant and equipment	132,134	115,293
Accumulated depreciation	(76,508)	(70,596)

Total operating property, plant and equipment, net	$55,626	$44,697
Property held for lease:
Machines	3,965	3,945
Barriers	17,323	17,457

Total property held for lease	$21,288	$21,402
Accumulated depreciation	(11,850)	(9,919)

Total property held for lease, net	$9,438	$11,483

Property, plant and equipment, net	$65,064	$56,180

Depreciation expense was $9.8 million, $9.6 million and $9.0 million for the years ended August 31, 2013, 2012, and 2011, respectively.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment for the year ended August 31, 2013 and 2012 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of August 31, 2011	$13,682	$17,261	$30,943
Foreign currency translation	(206)	(776)	(982)

Balance as of August 31, 2012	13,476	16,485	29,961
Acquisition of CLC	7,257	—	7,257
Foreign currency translation	(66)	262	196

Balance as of August 31, 2013	$20,667	$16,747	$37,414

Other Intangible Assets

The components of the Company’s identifiable intangible assets at August 31, 2013 and 2012 are included in the table below.

	August 31,
	2013			2012
	Weighted	Gross		Weighted	Gross
	Average	Carrying	Accumulated	Average	Carrying	Accumulated
$ in thousands	Years	Amount	Amortization	Years	Amount	Amortization
Amortizable intangible assets:
Patents	12.8	$30,266	$(12,364)	12.7	$25,637	$(10,458)
Customer relationships	7.4	8,034	(4,238)	8.4	6,313	(3,477)
Non-compete agreements	5.6	1,331	(611)	5.5	846	(478)
Other	1.7	517	(54)	10.0	202	(90)
Unamortizable intangible assets:
Tradenames	N/A	13,126	—	N/A	6,575	—

Total		$53,274	$(17,267)		$39,573	$(14,503)

Amortization expense for amortizable intangible assets was $2.8 million, $2.9 million and $2.8 million for 2013, 2012, and 2011, respectively. Amortizable intangible assets are being amortized using the straight-line method over an average term of approximately 10.0 years.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal Years	$ in thousands
2014	$3,939
2015	3,438
2016	3,020
2017	2,881
2018	2,694
Thereafter	20,035

$36,007

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2013. The estimated fair value of all of the Company’s reporting units each exceeded the respective carrying values by more than 10 percent. Accordingly, no impairment losses were indicated as a result of the annual impairment testing for fiscal years 2013, 2012 and 2011. The Company does not include a roll forward of impairment losses because the Company has not had an impairment loss.

J. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2013	2012
Other current liabilities:
Compensation and benefits	$18,471	$14,438
Dealer related liabilities	7,134	3,622
Warranty	6,695	4,848
Other	27,516	21,873

Total other current liabilities	$59,816	$44,781

K. CREDIT ARRANGEMENTS

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.0 million U.S. dollars as of August 31, 2013 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at August 31, 2013 or 2012. Under the terms of the Euro line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points, (1.32 percent at August 31, 2013). Unpaid principal and interest is due by January 31, 2014. The Company intends to renew the Euro Line of Credit upon expiration of its term.

BSI Term Note

The Company entered into an unsecured $30.0 million Term Note and Credit Agreement, effective June 1, 2006, with Wells Fargo Bank, N.A. (the “BSI Term Note”) to partially finance the acquisition of Barrier Systems, Inc., a wholly owned subsidiary of the Company. Borrowings under the BSI Term Note bear interest at a rate equal to LIBOR plus 50 basis points (0.68 percent at August 31, 2013). The Company effectively fixed the economic effect of the variable interest rate at 6.05 percent through an interest rate swap as described in Note L, Financial Derivatives. Principal is repaid quarterly in equal payments of $1.1 million over a seven year period that began in September of 2006. The BSI Term Note was repaid in full on its scheduled maturity date of June 10, 2013.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016 (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At August 31, 2013 and 2012, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.08 percent at August 31, 2013), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement at specified levels. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. The BSI Term Note contained substantially similar covenants. At August 31, 2013 and 2012, the Company was in compliance with all loan covenants.

Long-term debt consists of the following:

	August 31,
$ in thousands	2013	2012
BSI Term Note	$—	$4,285
Less current portion	—	(4,285)

Total long-term debt	$—	$—

Interest expense was $0.3 million, $0.5 million and $0.8 million for the years ended August 31, 2013, 2012 and 2011, respectively.

L. FINANCIAL DERIVATIVES

Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$151	$—
Foreign currency forward contracts	Other current liabilities	(258)	(436)
Interest rate swap	Other current liabilities	—	(90)
Interest rate swap	Other noncurrent liabilities	—	—

Total derivatives designated as hedging instruments		$(107)	$(526)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	78	12
Foreign currency forward contracts	Other current liabilities	(33)	(37)

Total derivatives not designated as hedging instruments		$45	$(25)

In addition, accumulated other comprehensive income included gains, net of related income tax effects of $2.0 million and $2.4 million at August 31, 2013 and 2012, respectively, related to derivative contracts designated as hedging instruments.

Cash Flow Hedging Relationships

In order to reduce interest rate risk on the BSI Term Note, the Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A. that was designed to effectively convert or hedge the variable interest rate on the entire amount of this borrowing to achieve a net fixed rate of 6.05 percent per annum. Under the terms of the interest rate swap, the Company received variable interest rate payments and made fixed interest rate payments on an amount equal to the outstanding balance of the BSI Term Note (see Note K, Credit Arrangements). Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in AOCI, net of related income tax effects.

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

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	For the years ended August 31,
$ in thousands	2013	2012	2011
Foreign currency forward contracts(1)	$(357)	$1,677	$(800)

(1)	Net of tax (benefit) expense of ($0.3 million), $1.0 million and ($0.5 million) for the years ended August 31, 2013, 2012 and 2011, respectively.

During fiscal 2013, 2012 and 2011, the Company settled Euro foreign currency forward contracts resulting in after-tax net (losses) gains of ($0.6 million), $1.8 million and ($0.7 million), respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2013, 2012 and 2011. Accumulated currency translation adjustment in AOCI at August 31, 2013, 2012 and 2011 reflected realized and unrealized after-tax gains of $2.0 million, $2.4 million and $0.7 million, respectively.

At August 31, 2013 and 2012, the Company had outstanding Euro foreign currency forward contracts to sell 29.2 million Euro and 26.5 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At August 31, 2013, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

M. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2013 and 2012, respectively:

	August 31, 2013
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,927	$—	$—	$151,927
Derivative assets	$—	$229	$—	$229
Derivative liabilities	$—	$(291)	$—	$(291)

	August 31, 2012
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$143,444	$—	$—	$143,444
Derivative assets	$—	$12	$—	$12
Derivative liabilities	$—	$(563)	$—	$(563)

The carrying amount of long-term debt (including current portion), which represented fair value, was zero and $4.3 million as of August 31, 2013 and 2012, respectively. Fair value of long-term debt (including current portion) is estimated by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality. There were no required fair value adjustments for goodwill, intangible assets and other long-lived assets for the years ended August 31, 2013 and 2012. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2013, 2012, and 2011.

N. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings and other legal proceedings. The Company has established accruals for certain proceedings based on an assessment of probability of loss. The Company believes that any potential loss in excess of the amounts accrued would not have a material effect on the business or its consolidated financial statements. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

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

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation and operating costs and accrued that undiscounted amount as an operating expense in fiscal 2012. The EPA has not approved the Company’s remediation plan.

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. The Company intends to complete additional investigation of the soil and groundwater on the site during the first half of fiscal 2014. The Company will then assess whether it will need to revise its remediation plan in order to come to an agreement with the EPA on how to proceed. During fiscal 2013, the Company did not accrue any additional incremental costs related to environmental remediation liabilities. The Company anticipates there could be revisions to the current remediation plan as a result of these activities and as additional information is obtained. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all potentially affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2013 and 2012:

Environmental Remediation Liabilities
$ in thousands	August 31,	August 31,
Balance Sheet Location	2013	2012
Other current liabilities	$1,740	$2,414
Other noncurrent liabilities	5,200	5,200

Total environmental remediation liabilities	$6,940	$7,614

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2013, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2014	$2,590
2015	1,904
2016	1,260
2017	1,011
2018	791
Thereafter	970

$8,526

Lease expense was $3.9 million, $3.6 million and $3.4 million for the years ended August 31, 2013, 2012, and 2011, respectively.

O. RETIREMENT PLANS

The Company has defined contribution profit-sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $1.0 million, $0.9 million and $0.7 million for the years ended August 31, 2013, 2012 and 2011, respectively.

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

As of August 31, 2013 and 2012, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$7,378	$6,787
Interest cost	266	325
Actuarial loss	(206)	823
Benefits paid	(557)	(557)

Benefit obligation at end of year	$6,881	$7,378

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2013	2012
Other current liabilities	$557	$557
Pension benefit liabilities	6,324	6,821

Net amount recognized	$6,881	$7,378

The before-tax amounts recognized in accumulated other comprehensive loss as of August 31 consists of:

	August 31,
$ in thousands	2013	2012
Net actuarial loss	$(3,683)	$(4,101)

For the years ended August 31, 2013 and 2012, the Company assumed a discount rate of 4.75 percent and 3.75 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2013, 2012 and 2011, the Company assumed a discount rate of 3.75 percent, 5.00 percent and 5.00 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan for the years ended August 31 are as follows:

	For the years ended August 31,
$ in thousands	2013	2012	2011
Interest cost	$266	$325	$334
Net amortization and deferral	212	166	164

Total	$478	$491	$498

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2013 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2014	$557
2015	540
2016	533
2017	526
2018	519
Thereafter	4,206

$6,881

P. WARRANTIES

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2013	2012
Warranties:
Product warranty accrual balance, beginning of period	$4,848	$3,651
Liabilities accrued for warranties during the period	6,938	4,922
Warranty claims paid during the period	(5,091)	(3,725)

Product warranty accrual balance, end of period	$6,695	$4,848

Warranty costs were $6.9 million, $4.9 million, and $4.9 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Q. INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments:

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, and filtration solutions. The irrigation reporting segment consists of thirteen operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

Infrastructure

This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions; providing outsource manufacturing services and the manufacturing and selling of large diameter steel tubing and railroad signals and structures. The infrastructure reporting segment consists of two operating segments that have similar economic characteristics and meet the aggregation criteria.

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

The Company has no single major customer representing 10 percent or more of its total revenues during fiscal 2013, 2012, or 2011.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2013	2012	2011
Operating revenues:
Irrigation	$625,996	$475,299	$369,930
Infrastructure	64,852	75,956	108,960

Total operating revenues	$690,848	$551,255	$478,890

Operating income:
Irrigation	$125,395	$80,259	$59,703
Infrastructure	(811)	(11)	11,901

Segment operating income	$124,584	$80,248	$71,604
Unallocated general and administrative expenses	(17,523)	(14,738)	(15,018)
Interest and other income (expense), net	246	(402)	(72)

Earnings before income taxes	$107,307	$65,108	$56,514

Total Capital Expenditures:
Irrigation	$10,687	$7,942	$5,490
Infrastructure	449	1,948	2,915

	$11,136	$9,890	$8,405

Total Depreciation and Amortization:
Irrigation	$7,147	$6,959	$6,009
Infrastructure	5,453	5,509	5,725

	$12,600	$12,468	$11,734

Total Assets:
Irrigation	$391,527	$303,741	$267,275
Infrastructure	120,769	111,790	113,869

	$512,296	$415,531	$381,144

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
$ in thousands	2013		2012		2011
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$428,929	62	$354,649	64	$307,694	64
International	261,919	38	196,606	36	171,196	36

Total Revenues	$690,848	100	$551,255	100	$478,890	100

	For the years ended August 31,
$ in thousands	2013		2012		2011
		% of Total		% of Total		% of Total
	Long- Lived Tangible Assets	Long- Lived Tangible Assets	Long- Lived Tangible Assets	Long- Lived Tangible Assets	Long- Lived Tangible Assets	Long- Lived Tangible Assets
United States	$53,894	83	$45,100	80	$45,091	77
International	11,170	17	11,080	20	13,374	23

Total Long-Lived Assets	$65,064	100	$56,180	100	$58,465	100

R. SHARE BASED COMPENSATION

Share Based Compensation Program

Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2013, the Company’s share-based compensation plan was the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the shareholders of the Company, and became effective on January 25, 2010, and replaced the Company’s 2006 Long Term Incentive Plan. At August 31, 2013 the Company had share based awards outstanding under its 2001, 2006 and 2010 Long-Term Incentive Plans.

The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares, exclusive of any forfeitures from the 2001 and 2006 Long Term Incentive Plans. At August 31, 2013, 229,767 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2010 Plan. All stock awards will be counted against the 2010 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2010 Plan. The 2010 Plan also limits the total awards that may be made to any individual.

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

	Grant Year
Weighted-Average Assumptions	Fiscal 2013	Fiscal 2012
Risk-free interest rate	1.2%	1.7%
Dividend yield	0.6%	0.6%
Expected life (years)	7	7
Volatility	56.3%	55.9%
Weighted-average grant-date fair value of options granted	$40.09	$31.04

There were no stock option awards granted in fiscal 2011. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and volatility is based on the historical volatility of the Company’s stock price over the expected life of the option.

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2013, 2012 and 2011:

	Number of stock options	Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (‘000s)
Stock options outstanding at August 31, 2011	136,575	$23.17	3.1	$5,331
Granted	36,294	$58.10
Exercised	(23,588)	$24.10		$971
Forfeitures	(2,983)	$58.10

Stock options outstanding at August 31, 2012	146,298	$30.97	3.9	$5,031

Granted	24,684	$75.68
Exercised	(89,390)	$22.77		$4,960
Forfeitures	(2,454)	$67.03

Stock options outstanding at August 31, 2013	79,138	$53.06	6.4	$1,817

Exercisable at August 31, 2011	136,575	$23.17	3.1	$5,331
Exercisable at August 31, 2012	112,987	$22.97	2.4	$4,789
Exercisable at August 31, 2013	31,927	$32.70	3.0	$1,383

There were 8,330 and 6,750 outstanding stock options that vested during the fiscal years ended August 31, 2013 and 2011, respectively. There were no outstanding stock options that vested during the fiscal year ended August 31, 2012. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
$ in thousands	2013	2012		2011
Intrinsic value of stock options exercised	$4,960		$971	$7,001
Cash received from stock option exercises	$2,036		$567	$3,579
Tax benefit realized from stock option exercises	$1,817		$368	$2,628
Aggregate grant-date fair value of stock options vested	$31.04	$	N/A	$8.13

Restricted stock units - The restricted stock units granted to employees and directors under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33 percent per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2013, 2012 and 2011:

	Number of restricted stock units	Weighted- Average Grant- Date Fair Value
Restricted stock units outstanding at August 31, 2011	71,826	$47.99
Granted	40,212	58.27
Vested	(37,381)	47.87
Forfeited	(7,122)	51.16

Restricted stock units outstanding at August 31, 2012	67,535	$54.35

Granted	30,551	77.46
Vested	(37,534)	51.82
Forfeited	(3,121)	65.52

Restricted stock units outstanding at August 31, 2013	57,431	$68.06

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2013, 2012 and 2011, outstanding restricted stock units included 4,496, 4,873 and 5,658 units, respectively, that will be settled in cash. The vesting date fair value of restricted stock units that vested was $1.9 and $1.7 million for each of the years ended August 31, 2013 and 2012, respectively.

Performance stock units - The performance stock units granted to employees under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to revenue growth and a return on net assets are achieved.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2013, 2012 and 2011:

	Number of performance stock units	Weighted- Average Grant- Date Fair Value
Performance stock units outstanding at August 31, 2011	98,625	$42.21
Granted	19,386	57.09
Forfeited	(38,987)	43.30

Performance stock units outstanding at August 31, 2012	79,024	$45.32

Granted	13,072	74.31
Vested	(36,634)	32.81
Forfeited	(2,663)	60.65

Performance stock units outstanding at August 31, 2013	52,799	$60.41

In connection with the performance stock units, the performance goals are based upon revenue growth and a return on net assets during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. Performance stock units that vested in fiscal 2013 represented 56,944 actual shares of common stock issued. No shares vested in fiscal 2012 as performance measures were not met. The vesting date fair value of performance stock units that vested was $1.9 million for the year ended August 31, 2013.

As of August 31, 2013, there was $4.9 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.6 years.

The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2013, 2012 and 2011:

	For the years ended August 31,
$ in thousands	2013	2012	2011
Share-based compensation expense included in cost of operating revenues	$214	$225	$157
Research and development	233	189	120
Sales and marketing	547	524	574
General and administrative	3,579	3,001	2,623

Share-based compensation expense included in operating expenses	4,359	3,714	3,317

Total share-based compensation expense	4,573	3,939	3,474
Tax benefit	(1,733)	(1,493)	(1,317)

Share-based compensation expense, net of tax	$2,840	$2,446	$2,157

S. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2013
Operating revenues	$147,370	$175,539	$219,542	$148,397
Cost of operating revenues	$104,513	$125,175	$156,506	$109,820
Earnings before income taxes	$22,383	$29,488	$39,750	$15,686
Net earnings	$14,728	$19,351	$26,063	$10,428
Diluted net earnings per share	$1.15	$1.50	$2.01	$0.81
Year ended August 31, 2012
Operating revenues	$119,205	$132,134	$172,099	$127,817
Cost of operating revenues	$88,957	$95,640	$123,071	$95,069
Earnings before income taxes	$4,441	$19,427	$28,587	$12,653
Net earnings	$2,921	$12,774	$18,823	$8,759
Diluted net earnings per share	$0.23	$1.00	$1.47	$0.68

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lindsay Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2013, and our report dated October 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

October 18, 2013

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2013. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

The executive officers and significant employees of the Company, their ages, positions and business experience are set forth below. All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer.

	Age	Position
Richard W. Parod	60	President and Chief Executive Officer
Eric R. Arneson*	39	Vice President, General Counsel and Secretary
David B. Downing	58	President – Irrigation Segment
James C. Raabe	53	Vice President and Chief Financial Officer
Mark A. Roth*	38	Vice President – Corporate Development and Treasurer
Barry A. Ruffalo	43	President – Infrastructure Segment
Reuben P. Srinivasan*	50	Vice President – Human Resources
Lori L. Zarkowski*	38	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

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

Mr. David B. Downing is President – Irrigation Segment of the Company and has held such position since October 2013. Between March 2008 and October 2013, Mr. Downing served as President – International operations of the Company. Between March 2009 and June 2011, Mr. Downing served as both Chief Financial Officer and President – International Operations of the Company. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such positions from August 2004, when he joined the Company, to March 2008. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, Illinois, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.

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

Mr. Barry A. Ruffalo is President – Infrastructure Segment of the Company and has held such position since October 2013. Between March 2007 and October 2013, Mr. Ruffalo served as President – Irrigation Business of the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.

Mr. Reuben P. Srinivasan is Vice President – Human Resources and joined the Company in January 2013. Mr. Srinivasan was formerly Director (Global), Human Resources at Trimble Navigation Limited, a provider of advanced location-based solutions based in Sunnyvale, California, from 2006 to 2013. Prior to that time and since 1997, Mr. Srinivasan held positions of increasing responsibility with Volkswagen Group of America, the last six years of which were as Manager of Human Resources with the Audi brand.

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

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2013.

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

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference to the discussion responsive thereto under the caption “Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers” in the Proxy Statement.

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2013 (there were no equity compensation plans not approved by security holders as of August 31, 2013):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	184,872	$53.06	229,767

Total	184,872	$53.06	229,767

(1)	Plans approved by stockholders include the Company’s 2001, 2006 and 2010 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2006 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.
(2)	Column (a) includes (i) 52,799 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2013, and (ii) 52,935 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2013. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

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

a(2) Exhibit

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2013, 2012 and 2011

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2013:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$1,717	$1,543	$—	$407	$2,853
Allowance for inventory obsolescence (b)	$1,648	$2,632	$71	$1,262	$3,089
Year ended August 31, 2012:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$2,340	$379	$—	$1,002	$1,717
Allowance for inventory obsolescence (b)	$2,167	$1,114	$(126)	$1,507	$1,648
Year ended August 31, 2011:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$2,244	$388	$—	$292	$2,340
Allowance for inventory obsolescence (b)	$2,045	$426	$(2)	$302	$2,167

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.
(b)	Deductions consist of obsolete items sold or scrapped.

a(3) Exhibits. The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of October, 2013.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of October, 2013.

	/S/ RICHARD W. PAROD		Director, President and Chief Executive Officer
	Richard W. Parod		(Principal Executive Officer)

	/S/ JAMES C. RAABE		Vice President and Chief Financial Officer
	James C. Raabe		(Principal Financial Officer and Principal Accounting Officer)

	/S/ MICHAEL N. CHRISTODOLOU	(1)	Chairman of the Board of Directors
	Michael N. Christodolou

	/S/ ROBERT E. BRUNNER	(1)	Director
	Robert E. Brunner

	/S/ HOWARD G. BUFFETT	(1)	Director
	Howard G. Buffett

	/S/ W. THOMAS JAGODINSKI	(1)	Director
	W. Thomas Jagodinski

	/S/ J. DAVID MCINTOSH	(1)	Director
	J. David McIntosh

	/S/ MICHAEL C. NAHL	(1)	Director
	Michael C. Nahl

	/S/ MICHAEL D.WALTER	(1)	Director
	Michael D. Walter

	/S/ WILLIAM F. WELSH II	(1)	Director
	William F. Welsh II

(1) By:	/S/ RICHARD W. PAROD
	Richard W. Parod, Attorney-In-Fact

a(3) EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.2	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.†

10.3	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001.†

10.4	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.†

10.5	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009.†

10.6**	Lindsay Corporation Management Incentive Plan (MIP), 2013 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012.†

10.7	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.†

10.8	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-Q for the fiscal quarter ended May 31, 2000.†

10.9	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.†

10.10	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.†

10.11	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.†

10.12	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.13	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.14	Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.†

10.15	Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.†

10.16	Eighth Amendment to Employment Agreement, dated November 29, 2012, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2012. †

10.17	Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.†

10.18	Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.19	Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.20	Employment Agreement, dated August 13, 2010, by and between the Company and Steve Cotariu, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.†

10.21	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.22	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.23	First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010.

10.24	Second Amendment to Credit Agreement, dated January 23, 2011, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2011.

10.25	Third Amendment to Credit Agreement, dated February 13, 2013, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 19, 2013.

10.26	Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2013 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.