Form 10-Q
period 2013-11-30
LINDSAY CORP
filed 2014-01-06
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 2, 2014, 12,922,029 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2013	2012
Operating revenues	$147,671	$147,370
Cost of operating revenues	107,520	104,513

Gross profit	40,151	42,857

Operating expenses:
Selling expense	9,756	7,321
General and administrative expense	11,743	10,118
Engineering and research expense	2,660	3,154

Total operating expenses	24,159	20,593

Operating income	15,992	22,264
Other income (expense):
Interest expense	(39)	(143)
Interest income	135	138
Other income (expense), net	(271)	124

Earnings before income taxes	15,817	22,383
Income tax expense	5,583	7,655

Net earnings	$10,234	$14,728

Earnings per share:
Basic	$0.79	$1.15
Diluted	$0.79	$1.15
Shares used in computing earnings per share:
Basic	12,889	12,756
Diluted	12,951	12,853
Cash dividends declared per share	$0.130	$0.115

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2013	2012
Net earnings	$10,234	$14,728

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	28	33
Unrealized gain on cash flow hedges, net of tax	—	26
Foreign currency translation adjustment, net of hedging activities and tax	877	(41)

Total other comprehensive income, net of tax (benefit) of ($357) and ($393)	905	18

Total comprehensive income	$11,139	$14,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	November 30,	August 31,
($ and shares in thousands, except par values)	2013	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$151,803	$152,173	$151,927
Receivables, net of allowance of $3,349, $1,645 and $2,853	122,093	88,893	120,291
Inventories, net	75,614	67,250	68,607
Deferred income taxes	13,469	8,171	12,705
Other current assets	15,989	10,719	15,261

Total current assets	378,968	327,206	368,791

Property, Plant and Equipment:
Cost	156,299	139,032	153,422
Less accumulated depreciation	(91,047)	(82,947)	(88,358)

Property, plant and equipment, net	65,252	56,085	65,064

Intangibles, net	35,029	24,410	36,007
Goodwill	37,193	30,114	37,414
Other noncurrent assets	5,261	5,063	5,020

Total assets	$521,703	$442,878	$512,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,902	$50,662	$42,276
Current portion of long-term debt	—	3,214	—
Other current liabilities	57,132	39,141	59,816

Total current liabilities	103,034	93,017	102,092

Pension benefits liabilities	6,263	6,749	6,324
Deferred income taxes	14,715	9,622	15,415
Other noncurrent liabilities	8,022	7,417	7,827

Total liabilities	132,034	116,805	131,658

Shareholders’ Equity:
Preferred stock of $1 par value-
Authorized 2,000 shares; none issued	—	—	—
Common stock of $1 par value-
Authorized 25,000 shares; 18,620 issued	18,620	18,531	18,571
Capital in excess of stated value	49,288	44,995	49,764
Retained earnings	414,133	354,367	405,580
Less treasury stock (at cost, 5,698 shares)	(90,961)	(90,961)	(90,961)
Accumulated other comprehensive loss, net	(1,411)	(859)	(2,316)

Total shareholders’ equity	389,669	326,073	380,638

Total liabilities and shareholders’ equity	$521,703	$442,878	$512,296

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,234	$14,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,707	3,130
Provision for uncollectible accounts receivable	442	199
Deferred income taxes	(1,365)	(782)
Share-based compensation expense	1,180	1,219
Other, net	(244)	157
Changes in assets and liabilities:
Receivables	(1,608)	(6,441)
Inventories	(6,608)	(14,341)
Other current assets	(431)	(357)
Accounts payable	3,356	19,210
Other current liabilities	(5,986)	(4,396)
Current taxes payable	3,140	1,312
Other noncurrent assets and liabilities	111	(181)

Net cash provided by operating activities	5,928	13,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,387)	(2,215)
Proceeds from sale of property, plant and equipment	34	—
Proceeds from settlement of net investment hedges	101	—
Payments for settlement of net investment hedges	(1,035)	(1,093)

Net cash used in investing activities	(3,287)	(3,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	1,082
Common stock withheld for payroll tax withholdings	(2,027)	(2,441)
Principal payments on long-term debt	—	(1,072)
Excess tax benefits from share-based compensation	465	2,185
Dividends paid	(1,681)	(1,476)

Net cash used in financing activities	(3,243)	(1,722)

Effect of exchange rate changes on cash and cash equivalents	478	302

Net change in cash and cash equivalents	(124)	8,729
Cash and cash equivalents, beginning of period	151,927	143,444

Cash and cash equivalents, end of period	$151,803	$152,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

Note 2 – New Accounting Pronouncements

Newly Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Amendments to Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of ASU No. 2011-11 and ASU No. 2013-01 is to provide enhanced disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. Derivative instruments accounted for in accordance with Accounting Standards Codification (“ASC”) 815, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions are subject to ASU No. 2011-11 disclosure requirements. ASU No. 2011-11 and ASU No. 2013-01 became effective for the Company beginning the first quarter of fiscal year 2014. The adoption of these standards did not have a material impact on the condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU No. 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Entities are required to disclose changes in AOCI balances by component and significant items reclassified out of AOCI. ASU No. 2013-02 became effective for the Company beginning the first quarter of fiscal year 2014. The reclassification disclosures were not included in this Quarterly Report on Form 10-Q as the reclassifications out of AOCI were immaterial for the three months ended November 30, 2013 and 2012.

New Accounting Standards Issued but not yet adopted

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

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2013 and 2012:

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2013	2012
Numerator:
Net earnings	$10,234	$14,728
Denominator:
Weighted average shares outstanding	12,889	12,756
Diluted effect of stock equivalents	62	97

Weighted average shares outstanding assuming dilution	12,951	12,853

Basic net earnings per share	$0.79	$1.15
Diluted net earnings per share	$0.79	$1.15

Certain stock options and restricted stock units are excluded from the computation of diluted net earnings per share because their effect is anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the three months ended November 30, 2013 and 2012.

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2013 and 2012.

The Company recorded income tax expense of $5.6 million and $7.7 million for the three months ended November 30, 2013 and 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense before discrete items was 35.3 percent and 34.2 percent for the three months ended November 30, 2013 and 2012, respectively. The increase in the estimated annual effective income tax rate from November 2012 to November 2013 primarily relates to incremental taxes due to earnings mix among jurisdictions.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2013, November 30, 2012 and August 31, 2013:

	November 30,	November 30,	August 31,
($ in thousands)	2013	2012	2013
Raw materials and supplies	$20,386	$14,447	$19,369
Work in process	7,045	5,040	5,665
Finished goods and purchased parts	54,540	54,675	50,038

Total inventory value before LIFO adjustment	81,971	74,162	75,072
Less adjustment to LIFO value	(6,357)	(6,912)	(6,465)

Inventories, net	$75,614	$67,250	$68,607

Note 6 – Credit Arrangements

At November 30, 2013 and 2012 and August 31, 2013, the Company was in compliance with all loan covenants. There have been no changes made to credit arrangements since August 31, 2013. The Company has no outstanding long-term debt as of November 30, 2013.

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2013, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		November 30,	November 30,	August 31,
($ in thousands)	Balance Sheet Classification	2013	2012	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$18	$—	$151
Foreign currency forward contracts	Other current liabilities	(287)	(359)	(258)
Interest rate swap	Other current liabilities	—	(45)	—

Total derivatives designated as hedging instruments		$(269)	$(404)	$(107)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$132	$128	$78
Foreign currency forward contracts	Other current liabilities	(1)	—	(33)

Total derivatives not designated as hedging instruments		$131	$128	$45

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $1.4 million, $1.7 million and $2.0 million at November 30, 2013 and 2012 and August 31, 2013, respectively, related to derivative contracts designated as hedging instruments.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended
	November 30,	November 30,
($ in thousands)	2013	2012
Foreign currency forward contracts, net of tax expense (benefit) of ($403) and ($385)	$(695)	$(631)

For the three months ended November 30, 2013 and 2012, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.6 million and $0.7 million, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2013 and 2012. Accumulated currency translation adjustments from net investment hedges in AOCI at November 30, 2013 and 2012 and August 31, 2013 reflected realized and unrealized after-tax gains of $1.4 million, $1.8 million and $2.0 million, respectively.

At November 30, 2013 and 2012 and August 31, 2013, the Company had outstanding Euro foreign currency forward contracts to sell 29.1 million Euro, 13.0 million Euro and 29.2 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2013 and August 31, 2013, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2013 and 2012 and August 31, 2013, respectively.

	November 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,803	$—	$—	$151,803
Derivative assets	—	150	—	150
Derivative liabilities	—	(288)	—	(288)

	November 30, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$152,173	$—	$—	$152,173
Derivative assets	—	128	—	128
Derivative liabilities	—	(404)	—	(404)

	August 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,927	$—	$—	$151,927
Derivative assets	—	229	—	229
Derivative liabilities	—	(291)	—	(291)

The carrying amount of long-term debt (including current portion), which represented fair value, was zero, $3.2 million and zero as of November 30, 2013 and 2012 and August 31, 2013, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2013 and 2012. While the Company currently expects improvement in the infrastructure segment’s revenues and operating income, the increases involve certain matters that are outside of the Company’s control. To the extent that forecasted cash flows are not realized, the Company may be subject to further considerations of impairment exposures.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination site. The Company intends to complete additional investigation of the soil and groundwater on the site during fiscal 2014 with the expectation that the Company will then come to an agreement with the EPA on how to proceed. During the first three months of fiscal 2014, the Company did not accrue any additional incremental costs related to environmental remediation liabilities. The Company anticipates there could be revisions to the current remediation plan as a result of these activities and as additional information is obtained. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2013 and 2012 and August 31, 2013:

Environmental Remediation Liabilities
($ in thousands) Balance Sheet Classification	November 30, 2013	November 30, 2012	August 31, 2013
Other current liabilities	$1,516	$2,391	$1,740
Other noncurrent liabilities	5,200	5,200	5,200

Total environmental remediation liabilities	$6,716	$7,591	$6,940

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	November 30,	November 30,
($ in thousands)	2013	2012
Warranties:
Product warranty accrual balance, beginning of period	$6,695	$4,848
Liabilities accrued for warranties during the period	3,042	1,292
Warranty claims paid during the period	(1,115)	(1,088)

Product warranty accrual balance, end of period	$8,622	$5,052

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.2 million for each of the three months ended November 30, 2013 and 2012.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2013 and 2012, respectively:

	Three months ended November 30,
	2013		2012
		Grant-Date Fair Value		Grant-Date Fair Value
	# Granted	Per Award	# Granted	Per Award
Stock options	25,394	$40.42	24,684	$40.09
RSUs	29,619	$74.84	25,279	$74.31
PSUs	13,434	$74.84	13,072	$74.31

The RSUs granted in 2013 and 2012 consisted of 2,977 and 2,057, respectively, of awards that will be settled in cash. The weighted average stock price on the date of grant was $76.39 and $75.68 for 2013 and 2012, respectively.

The following table provides the assumptions used in determining the fair value of the option awards for the three month periods ended November 30, 2013 and 2012, respectively:

	Grant Year
	2013	2012
Weighted-average dividend yield	0.68%	0.61%
Weighted-average volatility	55.23%	56.26%
Range of risk-free interest rates	1.91%	1.21%
Weighted-average expected lives	7 years	7 years

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

The Company had no single major customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2013 and 2012.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended
	November 30,	November 30,
($ in thousands)	2013	2012
Operating revenues:
Irrigation	$129,183	$134,217
Infrastructure	18,488	13,153

Total operating revenues	$147,671	$147,370

Operating income (loss):
Irrigation	$20,311	$27,468
Infrastructure	508	(1,318)

Segment operating income	20,819	26,150
Unallocated general and administrative expenses	(4,827)	(3,886)
Interest and other income (expense), net	(175)	119

Earnings before income taxes	$15,817	$22,383

Capital Expenditures:
Irrigation	$2,228	$2,085
Infrastructure	159	130

	$2,387	$2,215

Depreciation and Amortization:
Irrigation	$2,358	$1,704
Infrastructure	1,349	1,426

	$3,707	$3,130

	November 30,	November 30,	August 31,
($ in thousands)	2013	2012	2013
Total Assets:
Irrigation	$395,981	$331,872	$391,527
Infrastructure	125,722	111,006	120,769

	$521,703	$442,878	$512,296

Note 13 – Other Current Liabilities

	November 30,	November 30,	August 31,
($ in thousands)	2013	2012	2013
Other current liabilities:
Compensation and benefits	$11,962	$10,772	$18,471
Warranties	8,622	5,052	6,695
Dealer related liabilities	6,588	3,405	7,134
Income tax liabilities	6,367	4,129	3,550
Deferred revenues	5,677	2,555	4,790
Other	17,916	13,228	19,176

Total other current liabilities	$57,132	$39,141	$59,816

Note 14 – Acquisitions

The Company pursues primarily synergistic water related acquisitions that provide attractive returns to shareholders. The Company accounts for business combinations in accordance with ASC 805 – Business Combinations, which requires the recognition of the identifiable assets acquired, liabilities assumed, goodwill, and any noncontrolling interest in the acquiree. In addition, the Company expenses all acquisition-related costs in the period in which the costs are incurred and the services received.

Claude Laval Corporation

On August 16, 2013, the Company acquired 100 percent of the outstanding common shares of Claude Laval Corporation (“CLC”), a California corporation that manufactures and distributes LAKOS® separators and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide. Total consideration paid was $29.0 million which was financed with cash on hand. The allocation of purchase price for CLC was finalized in the first quarter of fiscal 2014. The allocation of purchase price for CLC below changed from the allocation of purchase price disclosed in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013 because the closing balance sheet under the terms of the purchase agreement and the valuation of the identifiable assets acquired and liabilities assumed was finalized in November 2013. The Company determined the changes to be immaterial.

The following table summarizes the consideration paid for CLC and the amounts of fair value of the assets acquired and liabilities assumed at the acquisition date.

$ in thousands	Amount
Identifiable assets acquired and liabilities assumed:
Current assets	$8,656
Property and equipment	7,867
Intangible assets	13,600
Other long-term assets	738
Current liabilities	(1,808)
Long-term debt	(1,400)
Other long-term liabilities	(5,500)

Total identifiable net assets acquired	22,153
Goodwill	6,854

Total	$29,007

The acquired intangible assets include amortizable intangible assets of $7.1 million and indefinite-lived intangible assets of $6.5 million related to tradenames. The amortizable intangible assets have a weighted-average useful life of approximately 8 years. The following table summarizes the identifiable intangible assets at fair value.

$ in thousands	Weighted Average Useful Life in Years	Fair Value of Identifiable Asset
Intangible assets:
Tradenames	N/A	$6,500
Patents	10.0	4,600
Customer relationships	5.0	1,600
Non-compete agreements	5.0	500
Other	1.3	400

Total intangible assets		$13,600

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2013.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview

Operating revenues for the three months ended November 30, 2013 were $147.7 million versus the $147.4 million of operating revenues for the three months ended November 30, 2012. Total irrigation equipment revenues decreased 4 percent to $129.2 million from $134.2 million in the prior fiscal year’s first quarter. U.S. irrigation revenues decreased and were partially offset by increased demand in international markets and the addition of Claude Laval Corporation (“CLC”). U.S. irrigation revenues of $79.3 million decreased 18 percent primarily due to significantly lower agricultural commodity prices and a reduction in the drought driven sales increases that occurred in the Corn Belt last year, while international irrigation revenues of $49.9 million increased 32 percent led by growth in South America and Australia. Infrastructure revenues increased 41 percent to $18.5 million with increases in nearly all of the Company’s infrastructure product lines.

Net earnings were $10.2 million or $0.79 per diluted share for the three months ended November 30, 2013 compared with $14.7 million or $1.15 per diluted share for the same prior year period. Lower profits on similar revenues resulted primarily from lower gross margins due to a $2.3 million charge related to a product warranty matter and higher operating expenses associated with incremental expenses of CLC and higher personnel expenses.

Market Conditions and Outlook

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the primary drivers of agricultural commodity prices, net farm income, weather conditions and governmental policies regarding the agricultural sector. The degree to which these factors impact customer’s irrigation equipment purchase decisions is difficult to predict.

Farm commodity prices have declined during the past year on indications of strong yields and a decreasing impact of drought conditions in the U.S. Corn Belt. Corn prices have decreased 43 percent and soybeans have decreased 10 percent compared to the same time last year. The regulatory environment remains uncertain although certain tax incentives (Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were significantly reduced for 2014 and the ethanol mandate that increases corn demand was reduced. Although commodity prices and certain tax incentives have declined, farm incomes remain high. As of November 2013, the U.S. Department of Agriculture (USDA) estimated U.S. 2013 net farm income to be $131.0 billion, the highest on record and 8 percent higher than the USDA’s recent August 2013 forecast.

At this point, the Company anticipates significantly lower U.S. irrigation revenues for fiscal 2014 due to the significant decrease in relevant agricultural commodity prices and the decrease of certain tax incentives, although strong farmer balance sheets and net farm income could mitigate the negative impacts. The Company does not expect to have more visibility into the primary selling season of fiscal 2014 until later in the second fiscal quarter.

While the Company anticipates a decline from peak irrigation revenues for the near-term, drivers for the Company’s markets of population growth, expanded food production and efficient water use, support the Company’s expectation for long-term growth. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed and demand is driven primarily by food security, water scarcity and population growth.

Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to constricted government funding and project delays. The infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper SystemsTM and the fixed nature of some operating expenses. The Company believes the Road Zipper SystemsTM has an opportunity to drive profitability over the long term as a superior solution to worldwide traffic congestion, lost productivity and energy waste.

For the infrastructure business, government spending on highway and other infrastructure projects remains an impediment to achieving consistent market growth, although the Company believes it has sizeable market penetration opportunities for road safety products and Road Zipper SystemsTM, worldwide, and has seen some positive signs of increased infrastructure activity. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of November 30, 2013, the Company had an order backlog of $86.6 million compared with $85.1 million at November 30, 2012 and $66.5 million at August 31, 2013. Current year backlog declined in U.S. irrigation markets and was offset by an increase in backlog in international irrigation markets and in the infrastructure segment. The increase in infrastructure backlog included a $12.7 million Road Zipper System order from the Golden Gate Bridge Highway & Transportation District. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three-month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. The Company is pursuing a variety of actions to achieve long-term earnings growth and shareholder value:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Annual increases in dividends to shareholders,

•	Synergistic water related acquisitions that provide attractive returns to shareholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Results of Operations

For the Three Months ended November 30, 2013 compared to the Three Months ended November 30, 2012

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2013 and 2012. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,	November 30,	Increase
($ in thousands)	2013	2012	(Decrease)
Consolidated
Operating revenues	$147,671	$147,370	0%
Gross profit	$40,151	$42,857	(6%)
Gross margin	27.2%	29.1%
Operating expenses (1)	$24,159	$20,593	17%
Operating income	$15,992	$22,264	(28%)
Operating margin	10.8%	15.1%
Other income (expense), net	$(175)	$119	(247%)
Income tax expense	$5,583	$7,655	(27%)
Effective income tax rate	35.3%	34.2%
Net earnings	$10,234	$14,728	(31%)
Irrigation Equipment Segment
Segment operating revenues	$129,183	$134,217	(4%)
Segment operating income (2)	$20,311	$27,468	(26%)
Segment operating margin (2)	15.7%	20.5%
Infrastructure Products Segment
Segment operating revenues	$18,488	$13,153	41%
Segment operating income (2)	$508	$(1,318)	139%
Segment operating margin (2)	2.7%	(10.0%)

(1)	Includes $4.8 million and $3.9 million of unallocated general and administrative expenses for the three months ended November 30, 2013 and 2012, respectively.
(2)	Excludes unallocated general & administrative expenses.

Revenues

Operating revenues for the three months ended November 30, 2013 were $147.7 million versus the $147.4 million of operating revenues for the three months ended November 30, 2012 as infrastructure revenues increased by $5.3 million offset by a $5.0 million decrease in irrigation revenues. The irrigation segment provided 87 percent of Company revenue for the three months ended November 30, 2013 as compared to 91 percent of the same prior year period. Total Company revenues remained at record levels in the first fiscal quarter while U.S. irrigation market sales declined as expected, on significantly lower agricultural commodity prices. Meanwhile, the infrastructure segment made significant progress with sales increases in nearly all product lines.

U.S. irrigation revenues for the three months ended November 30, 2013 of $79.3 million decreased 18 percent compared to the three months ended November 30, 2012. The decrease in U.S. irrigation revenues is primarily due to a 31 percent decrease in the number of irrigation systems sold compared to the prior year, with the largest decreases in the Corn Belt where sales were bolstered in fiscal 2013 by drought conditions. Lower commodity prices, with corn decreasing 43 percent and soybeans decreasing 10 percent over the same period last year, contributed to lower demand for U.S. irrigation equipment. The decreases in pivot volume were partially offset by sales of Lakos water filtration systems sold through Claude Laval Corporation, which was acquired during the end of fiscal 2013.

International irrigation revenues for the three months ended November 30, 2013 of $49.9 million increased 32 percent from $37.7 million in the three months ended November 30, 2012. The increase in international irrigation revenues is primarily due to volume increases in the number of irrigation systems, irrigation parts, and pump stations sold compared to the prior year. The international irrigation revenues also increased from incremental export sales of Lakos water filtration systems sold through Claude Laval Corporation. Operating revenues increased most significantly in South America and Australia.

Infrastructure segment revenues were $18.5 million for the three months ended November 30, 2013 increasing 41 percent from $13.2 million for the three months ended November 30, 2012 primarily due to sales increases in road safety products, railroad signals and structures, and Road Zipper SystemsTM. Although the Company experienced sales increases over the prior year, infrastructure sales continue to be constrained by the uncertainty of longer-term plans for highway projects and government funding

Gross Margin

Gross profit for the three months ended November 30, 2013 of $40.2 million decreased 6 percent compared to $42.9 million for three months ended November 30, 2012. The decrease in gross profit was primarily attributable to a decrease in gross margin generated by the irrigation segment. Gross margin was 27.2 percent for the three months ended November 30, 2013 compared to 29.1 percent for the three months ended November 30, 2012. Gross margins in irrigation declined by approximately two percentage points as core U.S. margins improved but were offset by a $2.3 million charge related to a product warranty matter and a higher percentage of sales being made in international markets that typically have lower margins than U.S. sales. Infrastructure gross margins improved by approximately five percentage points primarily due to a higher percentage of sales being attributed to high margin sales of Road Zipper SystemsTM.

Operating Expenses

The Company’s operating expenses of $24.2 million for the three months ended November 30, 2013 increased by $3.6 million over operating expenses incurred during the three months ended November 30, 2012. The acquisition of Claude Laval Corporation in August 2013 resulted in a $2.1 million increase in operating expenses for the period. In addition, the Company incurred approximately $1.2 million of higher personnel expenses. Operating expenses were 16.4 percent of sales for the three months ended November 30, 2013 compared to 14.0 percent of sales for the three months ended November 30, 2012.

Operating margin was 10.8 percent for the three months ended November 30, 2013 as compared to 15.1 percent for the three months ended November 30, 2012.

Income Taxes

The Company recorded income tax expense of $5.6 million and $7.7 million for the three months ended November 30, 2013 and 2012, respectively. The estimated annual effective income tax rate used to calculate income tax expense was 35.3 percent and 34.2 percent for the three months ended November 30, 2013 and 2012, respectively. The increase in the estimated annual effective income tax rate from November 2012 to November 2013 primarily relates to incremental taxes due to earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $151.8 million at November 30, 2013 compared with $152.2 million at November 30, 2012 and $151.9 million at August 31, 2013. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under two credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $27.0 million and $17.5 million as of November 30, 2013 and 2012, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $275.9 million at November 30, 2013, as compared with $234.2 million at November 30, 2012. The increase in net working capital primarily resulted from increased receivables driven by the timing of collections on large project related international sales. In addition, the working capital increased due to the Claude Laval Corporation, which was acquired during the end of fiscal 2013.

Cash flows provided by operations totaled $5.9 million during the three months ended November 30, 2013 compared to $13.5 million provided by operations during the same prior year period. Cash provided by operations decreased by $7.5 million compared to the prior year period primarily as a result of decreased earnings ($4.5 million) and negative cash flow changes in payables ($15.9 million) offset in part by increases due to positive cash flow changes in receivables ($4.8 million) and inventories ($7.7 million).

Cash flows used in investing activities totaled $3.3 million during the three months ended November 30, 2013 and 2012. Capital spending of $2.4 million in fiscal 2014 increased compared to the prior year capital spending of $2.2 million. The capital spending increase was offset by $0.2 million decrease from settlements of net investment hedges.

Cash flows used in financing activities totaled $3.2 million during the three months ended November 30, 2013 compared to cash flows used in financing activities of $1.7 million during the same prior year period. The increase in cash used in financing activities was primarily due to a $2.4 million change in share-based compensation activities and $0.2 million increase in cash dividends paid offset by a $1.1 million reduction in interest bearing debt payments. The Company’s total interest-bearing debt decreased from $3.2 million at November 30, 2012 to none at November 30, 2013.

Capital Allocation Plan

The Company’s capital allocation plan articulates the Company’s plans to continue to invest in attaining revenue and earnings growth, combined with a defined process for enhancing returns to shareholders through dividends and share repurchases. Under the Company’s announced capital allocation plan, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Annual increases in dividends to shareholders,

•	Synergistic water related acquisitions that provide attractive returns to shareholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Dividend

The Company’s Board of Directors increased its regular quarterly cash dividend by 100% to $0.26 per share, payable February 28, 2014, to shareholders of record on February 14, 2014.

Share Repurchases

The Company’s Board of Directors replaced its existing share repurchase authorization with an increased authorization to repurchase up to $150 million of common stock. The authorization is in support of the Company’s plans to opportunistically repurchase $100 million to $150 million of common stock over the next 24 months.

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, has an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it may borrow for working capital purposes up to 2.3 million Euros, which equates to approximately $3.1 million U.S. dollars as of November 30, 2013 (the “Euro Line of Credit”). There were no borrowings outstanding on this credit agreement at November 30, 2013 and 2012 and August 31, 2013. Under the terms of the Euro Line of Credit, borrowings, if any, bear interest at a floating rate in effect from time to time designated by the commercial bank as the Euro Interbank Offered Rate plus 110 basis points (1.33 percent at November 30, 2013). Unpaid principal and interest is due by January 31, 2014. The Company intends to replace the Euro Line of Credit upon expiration of its term.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on February 13, 2013 in order to extend the termination date from January 23, 2014 to February 13, 2016 (“the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At November 30, 2013 and 2012 and August 31, 2013, there was no outstanding balance on the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.07 percent as of November 30, 2013), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement at specified levels. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. The BSI Term Note contained substantially similar covenants. At November 30, 2013 and 2012 and August 31, 2013, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2013.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2014 Plan Year. † **

10.2*	Lindsay Corporation Policy on Payment of Directors Fees and Expenses. †

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of January 2014.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)