Form 10-Q
period 2014-02-28
LINDSAY CORP
filed 2014-03-28
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of March 25, 2014, 12,856,249 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues	$152,804	$175,539	$300,475	$322,909
Cost of operating revenues	110,132	125,175	217,652	229,688

Gross profit	42,672	50,364	82,823	93,221

Operating expenses:
Selling expense	9,534	8,000	19,290	15,321
General and administrative expense	9,354	10,155	21,097	20,273
Engineering and research expense	2,871	2,763	5,531	5,917

Total operating expenses	21,759	20,918	45,918	41,511

Operating income	20,913	29,446	36,905	51,710
Other income (expense):
Interest expense	(56)	(83)	(95)	(226)
Interest income	157	129	292	267
Other income (expense), net	(225)	(4)	(496)	120

Earnings before income taxes	20,789	29,488	36,606	51,871
Income tax expense	7,339	10,137	12,922	17,792

Net earnings	$13,450	$19,351	$23,684	$34,079

Earnings per share:
Basic	$1.04	$1.51	$1.84	$2.66
Diluted	$1.04	$1.50	$1.83	$2.65
Shares used in computing earnings per share:
Basic	12,910	12,842	12,899	12,799
Diluted	12,942	12,882	12,947	12,867
Cash dividends declared per share	$0.260	$0.115	$0.390	$0.230

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ in thousands)	2014	2013	2014	2013
Net earnings	$13,450	$19,351	$23,684	$34,079

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	28	33	56	66
Unrealized gain on cash flow hedges, net of tax	—	(35)	—	(9)
Foreign currency translation adjustment, net of hedging activities and tax	(25)	1,148	852	1,107

Total other comprehensive income, net of tax (benefit) expense of ($237), $275, ($595) and ($118)	3	1,146	908	1,164

Total comprehensive income	$13,453	$20,497	$24,592	$35,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	February 28,	August 31,
($ and shares in thousands, except par values)	2014	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$165,509	$159,583	$151,927
Receivables, net of allowance of $3,520, $1,915 and $2,853	111,211	105,399	120,291
Inventories, net	80,994	78,071	68,607
Deferred income taxes	13,916	9,110	12,705
Other current assets	18,216	15,020	15,261

Total current assets	389,846	367,183	368,791

Property, Plant and Equipment:
Cost	158,948	141,973	153,422
Less accumulated depreciation	(93,502)	(85,104)	(88,358)

Property, plant and equipment, net	65,446	56,869	65,064

Intangibles, net	34,084	23,729	36,007
Goodwill	37,282	30,211	37,414
Other noncurrent assets	3,961	4,490	5,020

Total assets	$530,619	$482,482	$512,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,954	$63,651	$42,276
Current portion of long-term debt	—	2,143	—
Other current liabilities	54,204	45,724	59,816

Total current liabilities	108,158	111,518	102,092

Pension benefits liabilities	6,202	6,676	6,324
Deferred income taxes	13,975	9,716	15,415
Other noncurrent liabilities	7,590	7,415	7,827

Total liabilities	135,925	135,325	131,658

Shareholders’ Equity:
Preferred stock of $1 par value-
Authorized 2,000 shares; no shares issued	—	—	—
Common stock of $1 par value-
Authorized 25,000 shares; 18,633 issued	18,633	18,553	18,571
Capital in excess of stated value	50,794	47,036	49,764
Retained earnings	424,241	372,242	405,580
Less treasury stock (at cost, 5,777 shares)	(97,566)	(90,961)	(90,961)
Accumulated other comprehensive (loss) income, net	(1,408)	287	(2,316)

Total shareholders’ equity	394,694	347,157	380,638

Total liabilities and shareholders’ equity	$530,619	$482,482	$512,296

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	February 28,	February 28,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,684	$34,079
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,384	6,240
Provision for uncollectible accounts receivable	618	530
Deferred income taxes	(2,696)	(2,104)
Share-based compensation expense	2,191	2,351
Other, net	250	144
Changes in assets and liabilities:
Receivables	9,010	(22,880)
Inventories	(12,192)	(24,827)
Other current assets	(2,400)	(4,222)
Accounts payable	11,422	32,066
Other current liabilities	(5,410)	5,331
Current income taxes payable	(168)	(789)
Other noncurrent assets and liabilities	754	273

Net cash provided by operating activities	32,447	26,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,353)	(5,342)
Proceeds from sale of property, plant and equipment	35	14
Proceeds from settlement of net investment hedges	280	—
Payments for settlement of net investment hedges	(1,846)	(1,919)

Net cash used in investing activities	(6,884)	(7,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	371	1,619
Common stock withheld for payroll tax withholdings	(2,027)	(2,441)
Principal payments on long-term debt	—	(2,142)
Excess tax benefits from share-based compensation	695	2,629
Repurchase of common shares	(6,605)	—
Dividends paid	(5,023)	(2,952)

Net cash used in financing activities	(12,589)	(3,287)

Effect of exchange rate changes on cash and cash equivalents	608	481

Net change in cash and cash equivalents	13,582	16,139
Cash and cash equivalents, beginning of period	151,927	143,444

Cash and cash equivalents, end of period	$165,509	$159,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2014 and 2013:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ and shares in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net earnings	$13,450	$19,351	$23,684	$34,079
Denominator:
Weighted average shares outstanding	12,910	12,842	12,899	12,799
Diluted effect of stock equivalents	32	40	48	68

Weighted average shares outstanding assuming dilution	12,942	12,882	12,947	12,867

Basic net earnings per share	$1.04	$1.51	$1.84	$2.66
Diluted net earnings per share	$1.04	$1.50	$1.83	$2.65

Certain stock options and restricted stock units are excluded from the computation of diluted net earnings per share because their effect is anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. Items excluded from the calculation were not significant for the three and six months ended February 28, 2014 and 2013.

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and six months ended February 28, 2014 and 2013.

The Company recorded income tax expense of $7.3 million and $12.9 million for the three and six months ended February 28, respectively. The Company recorded income tax expense of $10.1 million and $17.8 million for the three and six months ended February 28, 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.3 percent for the year-to-date periods ended February 28, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate from February 2013 to February 2014 primarily relates to incremental increases in taxes due to the earnings mix among jurisdictions.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2014, February 28, 2013 and August 31, 2013:

	February 28,	February 28,	August 31,
($ in thousands)	2014	2013	2013
Raw materials and supplies	$19,614	$19,102	$19,369
Work in process	7,722	6,571	5,665
Finished goods and purchased parts	59,928	59,448	50,038

Total inventory value before LIFO adjustment	87,264	85,121	75,072
Less adjustment to LIFO value	(6,270)	(7,050)	(6,465)

Inventories, net	$80,994	$78,071	$68,607

Note 6 – Credit Arrangements

The Company has no outstanding long-term debt and was in compliance with all loan covenants as of February 28, 2014. The Company’s credit arrangements consisted of the following:

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (“the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At February 28, 2014 and 2013 and August 31, 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 28, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.06 percent as of February 28, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

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

Euro Line of Credit

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, had an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros (the “Euro Line of Credit”). The Euro Line of Credit expired on January 31, 2014.

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 28, 2014, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		February 28,	February 28,	August 31,
($ in thousands)	Balance Sheet Classification	2014	2013	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$59	$921	$151
Foreign currency forward contracts	Other current liabilities	(172)	(234)	(258)
Interest rate swap	Other current liabilities	—	(18)	—

Total derivatives designated as hedging instruments		$(113)	$669	$(107)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$32	$78
Foreign currency forward contracts	Other current liabilities	(106)	(103)	(33)

Total derivatives not designated as hedging instruments		$(106)	$(71)	$45

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $1.1 million, $1.8 million and $2.0 million at February 28, 2014 and 2013 and August 31, 2013, respectively, related to derivative contracts designated as hedging instruments.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ in thousands)	2014	2013	2014	2013
Foreign currency forward contracts, net of tax expense (benefit) of ($196), $169, ($599) and ($216)	$(245)	$133	$(940)	$(498)

For the three months ended February 28, 2014 and 2013, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.4 million and $0.5 million, which were included in OCI as part of a currency translation adjustment. For the six months ended February 28, 2014 and 2013, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.9 million and $1.2 million, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2014 and 2013. Accumulated currency translation adjustments from net investment hedges in AOCI at February 28, 2014 and 2013 and August 31, 2013 reflected realized and unrealized after-tax gains of $1.1 million, $1.9 million and $2.0 million, respectively.

At February 28, 2014 and 2013 and August 31, 2013, the Company had outstanding Euro foreign currency forward contracts to sell 28.9 million Euro, 29.5 million Euro and 29.2 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2014 and 2013 and August 31, 2013, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2014 and 2013 and August 31, 2013, respectively.

	February 28, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,509	$—	$—	$165,509
Derivative assets	—	59	—	59
Derivative liabilities	—	(278)	—	(278)

	February 28, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$159,583	$—	$—	$159,583
Derivative assets	—	953	—	953
Derivative liabilities	—	(355)	—	(355)

	August 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,927	$—	$—	$151,927
Derivative assets	—	229	—	229
Derivative liabilities	—	(291)	—	(291)

The carrying amount of long-term debt (including current portion), which represented fair value, was zero, $2.1 million and zero as of February 28, 2014 and 2013 and August 31, 2013, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2014 and 2013.

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

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation of source area contamination and operating costs and accrued that undiscounted amount as an operating expense in the first quarter of fiscal 2012. The EPA has not approved the Company’s remediation plan.

In addition to the source area noted above, the Company has determined that volatile organic chemicals also exist under one of the manufacturing buildings on the site. Due to the location, the Company has not yet determined the extent of these chemicals or whether they are contributing, if at all, to groundwater contamination. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to this affected area, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination site. This review resulted in no findings that affected the Company’s environmental liability accrual. The EPA has agreed with the Company’s plan to complete investigation of the soil and groundwater on the site, including the area under the building, during fiscal 2014 and early 2015. The Company expects that once this additional testing is complete, it will come to an agreement with the EPA on how to proceed. During the first six months of fiscal 2014, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Although the Company has accrued all reasonably estimable costs associated with the site, it anticipates there could be revisions to the current remediation plan as well as additional testing and environmental monitoring as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2014 and 2013 and August 31, 2013:

Environmental Remediation Liabilities
($ in thousands)	February 28,	February 28,	August 31,
Balance Sheet Classification	2014	2013	2013
Other current liabilities	$1,346	$2,244	$1,740
Other noncurrent liabilities	5,200	5,200	5,200

Total environmental remediation liabilities	$6,546	$7,444	$6,940

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	February 28,	February 28,
($ in thousands)	2014	2013
Product warranty accrual balance, beginning of period	$8,622	$5,052
Liabilities accrued for warranties during the period	703	1,234
Warranty claims paid during the period	(908)	(714)

Product warranty accrual balance, end of period	$8,417	$5,572

	Six months ended
($ in thousands)	February 28, 2014	February 28, 2013
Product warranty accrual balance, beginning of period	$6,695	$4,848
Liabilities accrued for warranties during the period	3,745	2,526
Warranty claims paid during the period	(2,023)	(1,802)

Product warranty accrual balance, end of period	$8,417	$5,572

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $1.2 million for the three months ended February 28, 2014 and 2013, respectively. Share-based compensation expense was $2.2 million and $2.4 million for the six months ended February 28, 2014 and 2013, respectively.

During the second quarter of fiscal 2014, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $83.17 per share, which resulted in a total of 5,831 RSUs being granted. These RSUs are scheduled to become fully vested on November 1, 2014 and were issued from the Company’s 2010 Long-Term Incentive Plan.

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

The Company had no single major customer who represented 10 percent or more of its total revenues during the three and six months ended February 28, 2014 and 2013.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ in thousands)	2014	2013	2014	2013
Operating revenues:
Irrigation	$135,884	$162,677	$265,067	$296,894
Infrastructure	16,920	12,862	35,408	26,015

Total operating revenues	$152,804	$175,539	$300,475	$322,909

Operating income (loss):
Irrigation	$24,548	$35,267	$44,859	$62,735
Infrastructure	6	(2,066)	514	(3,384)

Segment operating income	24,554	33,201	45,373	59,351
Unallocated general and administrative expenses	(3,641)	(3,755)	(8,468)	(7,641)
Interest and other income (expense), net	(124)	42	(299)	161

Earnings before income taxes	$20,789	$29,488	$36,606	$51,871

Capital Expenditures:
Irrigation	$2,709	$2,965	$4,937	$5,051
Infrastructure	257	162	416	291

	$2,966	$3,127	$5,353	$5,342

Depreciation and Amortization:
Irrigation	$2,341	$1,692	$4,699	$3,396
Infrastructure	1,336	1,418	2,685	2,844

	$3,677	$3,110	$7,384	$6,240

($ in thousands)	February 28, 2014	February 28, 2013	August 31, 2013
Total Assets:
Irrigation	$404,828	$371,755	$391,527
Infrastructure	125,791	110,727	120,769

	$530,619	$482,482	$512,296

Note 13 – Other Current Liabilities

	February 28,	February 28,	August 31,
($ in thousands)	2014	2013	2013
Other current liabilities:
Compensation and benefits	$13,299	$13,790	$18,471
Warranties	8,417	5,572	6,695
Dealer liabilities	6,749	4,313	7,134
Deferred revenues	6,525	2,540	4,790
Customer deposits	5,611	6,248	4,580
Other	13,603	13,261	18,146

Total other current liabilities	$54,204	$45,724	$59,816

Note 14 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors replaced its existing share repurchase authorization with an increased authorization to repurchase up to $150.0 million of common stock with an authorization effective through January 2, 2016. During the three and six months ended February 28, 2014, the Company repurchased 78,520 shares of common stock for an aggregate purchase price of $6.6 million. During the three and six months ended February 28, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $143.4 million as of February 28, 2014.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three and six months ended February 28, 2014.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview

Net earnings for the three months ended February 28, 2014 were $13.5 million or $1.04 per diluted share compared with $19.4 million or $1.50 per diluted share in the prior year. The decrease in earnings was primarily attributable to a 13 percent decline in operating revenues to $152.8 million from $175.5 million in the prior year period. Gross margin declined to 27.9 percent of sales from 28.7 percent in the prior year due to a shift in sales mix and deleverage of fixed costs on lower sales. In addition, operating expenses increased by $0.8 million, including an incremental $2.2 million of expenses associated with the newly acquired LAKOS® business. Excluding the LAKOS® acquisition, operating expenses declined $1.4 million.

The primary driver to consolidated results in the quarter was the irrigation segment, where sales decreased by 16 percent to $135.9 million from $162.7 million in the prior year and operating margins declined to 18.1 percent of sales from 21.7 percent last year. The lower sales were primarily attributable to a $23.4 million sales decline in U.S. irrigation markets as a result of lower crop prices and a decreasing impact of drought conditions in the U.S. Corn Belt, while the lower operating margins are due to the deleveraging of fixed expenses on lower revenue.

Infrastructure segment results improved in the quarter as revenues increased 32 percent to $16.9 million and operating profit improved to break-even as compared to an operating loss of $2.1 million in the prior year. Sales and profit improvements are due to a more aggressive approach to sales growth in the infrastructure product lines while improving gross margins and reducing SG&A expenses.

During the second quarter, the Company began to execute the capital allocation plan that it had announced in January 2014, doubling its quarterly cash dividend to $0.26 per common share and repurchasing 78,520 shares of common stock for $6.6 million.

Market Conditions and Outlook

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the primary drivers of agricultural commodity prices, net farm income, weather conditions and governmental policies regarding the agricultural sector. The degree to which each of these factors impact the irrigation equipment purchase decisions of the Company’s customers is difficult to predict.

Farm commodity prices have declined during the past year on indications of strong yields and a decreasing impact of drought conditions in the U.S. Corn Belt. As of February 2014, corn prices have decreased 35 percent and soybeans have decreased 3 percent compared to the same time last year. As of February 2014, the U.S. Department of Agriculture (USDA) estimated U.S. 2014 net farm income to be $95.8 billion, down 27 percent from USDA’s estimate of U.S. 2013 net farm income of $130.5 billion. The U.S. 2014 net farm income forecast would be the lowest since 2010, but would remain 9% above the 10-year average.

A number of recent and potential regulatory actions could further impact the Company’s business.

•	The Agricultural Act of 2014 was signed into law and extends for five years. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	Certain tax incentives (such as the Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were significantly reduced for 2014.

•	The ethanol mandate that increases corn demand was reduced.

•	The U.S. government has imposed trade sanctions that could impact irrigation equipment purchases in Russia and Ukraine.

At this point, the Company anticipates lower irrigation segment revenues for the remainder of fiscal 2014 primarily due to the significant decrease in agricultural commodity prices. The U.S. irrigation market has slowed significantly as compared to the past several years of record crop prices and the significant drought. The potential for an increase in international irrigation revenues will be challenging for the remainder of fiscal 2014 since prior year irrigation revenues included $33.4 million from the equipment purchases in Iraq. The current political environment regarding Russia and Ukraine may further limit international irrigation equipment growth.

While the Company anticipates a decline from peak irrigation revenues during the near-term, drivers for the Company’s markets of population growth, expanded food production and efficient water use, support the Company’s expectation for long-term growth. The Company believes the most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed and demand is driven primarily by food security, water scarcity and population growth. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in fiscal 2015 and should accommodate long-term growth plans for several international markets.

Infrastructure demand has increased in recent quarters as the Company has aggressively pursued market expansion. However, the infrastructure business remains dependent on government spending on highway and other infrastructure projects. In addition, the current U.S. highway bill is scheduled to expire in the fall of 2014. While the infrastructure segment continues to experience revenue and profit volatility due to the project nature of the Road Zipper SystemsTM and the fixed nature of some operating expenses, the Company believes it has sizeable market penetration opportunities for road safety products and Road Zipper SystemsTM worldwide. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of February 28, 2014, the Company had an order backlog of $89.3 million compared with $159.3 million at February 28, 2013 and $66.5 million at August 31, 2013. Order backlog at February 28, 2014 declined from the same time in 2013 in U.S. and international irrigation markets, and infrastructure segment backlog increased over the same time last year. The current year infrastructure backlog includes a $12.8 million Road Zipper SystemTM order for the Golden Gate Bridge which will be recognized in revenue in fiscal 2015. The prior year irrigation backlog included a $39.1 million equipment and installation contract in Iraq, of which $3.0 million remained in backlog at February 28, 2014. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Typically, the Company’s backlog at any point in time represents only a portion of the revenue it expects to realize during the following three-month period. However, the timing related to certain project oriented contracts may extend longer than three months.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. The Company is committed to increasing shareholder value through investments in organic growth, dividend increases, synergistic water related acquisitions, and share repurchases, as outlined in the Company’s capital allocation plan announced in January 2014.

Results of Operations

For the Three Months ended February 28, 2014 compared to the Three Months ended February 28, 2013

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2014 and 2013. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,	February 28,	Increase
($ in thousands)	2014	2013	(Decrease)
Consolidated
Operating revenues	$152,804	$175,539	(13%)
Gross profit	$42,672	$50,364	(15%)
Gross margin	27.9%	28.7%
Operating expenses (1)	$21,759	$20,918	4%
Operating income	$20,913	$29,446	(29%)
Operating margin	13.7%	16.8%
Other (expense) income, net	$(124)	$42	(395%)
Income tax expense	$7,339	$10,137	(28%)
Effective income tax rate	35.3%	34.4%
Net earnings	$13,450	$19,351	(30%)
Irrigation Equipment Segment
Segment operating revenues	$135,884	$162,677	(16%)
Segment operating income (2)	$24,548	$35,267	(30%)
Segment operating margin (2)	18.1%	21.7%
Infrastructure Products Segment
Segment operating revenues	$16,920	$12,862	32%
Segment operating income (loss) (2)	$6	$(2,066)	100%
Segment operating margin (2)	0.0%	(16.1%)

(1)	Includes $3.6 million and $3.8 million of unallocated general and administrative expenses for the three months ended February 28, 2014 and 2013, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended February 28, 2014 declined 13 percent to $152.8 million from $175.5 million for the three months ended February 28, 2013 as irrigation revenues decreased $26.8 million partially offset by the $4.1 million increase of infrastructure revenues. The irrigation segment provided 89 percent of the Company’s revenue for the three months ended February 28, 2014 as compared to 93 percent of the same prior year period.

U.S. irrigation revenues for the three months ended February 28, 2014 of $92.8 million decreased 21 percent compared to the three months ended February 28, 2013. The decrease in U.S. irrigation revenues is primarily due to a 35 percent decrease in the number of irrigation systems sold and a 10 percent decrease in irrigation parts volume compared to the second fiscal quarter of the prior year, with the largest decreases in the Corn Belt where the drought conditions in 2012 led to high demand in fiscal 2013. Lower commodity prices, with corn decreasing 35 percent and soybeans decreasing 3 percent over the same period last year, contributed to lower demand for U.S. irrigation equipment. The revenues generated from the newly acquired LAKOS® business in August 2013 partially offset the volume decreases in irrigation systems and parts.

International irrigation revenues for the three months ended February 28, 2014 of $43.1 million decreased 5 percent from $45.5 million in the three months ended February 28, 2013. The decrease in international irrigation revenues is primarily due to volume decreases in the number of irrigation systems sold compared to the prior year. Operating revenues decreased most significantly in the Middle East and Russia/Ukraine partially offset by increases in Australia, Africa, and water filtration system sales from the newly acquired LAKOS® business.

Infrastructure segment revenues were $16.9 million for the three months ended February 28, 2014 increasing 32 percent from $12.9 million for the three months ended February 28, 2013 primarily due to sales increases across all product lines and most significantly in road safety products and railroad signals and structures.

Gross Margin

Gross profit for the three months ended February 28, 2014 of $42.7 million decreased from $50.4 million for three months ended February 28, 2013. The decrease in gross profit was primarily due to the decline in sales and a decrease in gross margin to 27.9 percent for the three months ended February 28, 2014 from 28.7 percent for the three months ended February 28, 2013. Gross margins in irrigation declined by approximately one percentage point due to fixed cost deleverage on lower sales and a higher percentage of sales being made in international markets that typically have lower margins than U.S. sales. Infrastructure gross margins improved by approximately seven percentage points primarily due to a combination of mix shift to higher margin products and fixed cost leverage on higher sales volume.

Operating Expenses

The Company’s operating expenses of $21.8 million for the three months ended February 28, 2014 increased by $0.8 million over operating expenses incurred during the three months ended February 28, 2013. The newly acquired LAKOS® business in August 2013 increased operating expenses by $2.2 million. Excluding the LAKOS® acquisition, operating expenses declined $1.4 million primarily due to reductions of $0.9 million in incentive compensation and $0.5 million in advertising expenses. Operating expenses were 14.2 percent of sales for the three months ended February 28, 2014 compared to 11.9 percent of sales for the three months ended February 28, 2013.

The combination of lower gross margins and higher operating expenses resulted in a reduction in operating margin for the three months ended February 28, 2014 to 13.7 percent as compared to 16.8 percent for the three months ended February 28, 2013.

Income Taxes

The Company recorded income tax expense of $7.3 million and $10.1 million for the three months ended February 28, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.4 percent for the three months ended February 28, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate primarily relates to an incremental increase in taxes due to the earnings mix among jurisdictions.

For the Six Months ended February 28, 2014 compared to the Six Months ended February 28, 2013

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 28, 2014 and 2013. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Six months ended		Percent
	February 28,	February 28,	Increase
$ in thousands	2014	2013	(Decrease)
Consolidated
Operating revenues	$300,475	$322,909	(7%)
Gross profit	$82,823	$93,221	(11%)
Gross margin	27.6%	28.9%
Operating expenses (1)	$45,918	$41,511	11%
Operating income	$36,905	$51,710	(29%)
Operating margin	12.3%	16.0%
Other (expense) income, net	$(299)	$161	(286%)
Income tax expense	$12,922	$17,792	(27%)
Effective income tax rate	35.3%	34.3%
Net earnings	$23,684	$34,079	(31%)
Irrigation Equipment Segment
Segment operating revenues	$265,067	$296,894	(11%)
Segment operating income (2)	$44,859	$62,735	(28%)
Segment operating margin (2)	16.9%	21.1%
Infrastructure Products Segment
Segment operating revenues	$35,408	$26,015	36%
Segment operating income (loss) (2)	$514	$(3,384)	115%
Segment operating margin (2)	1.5%	(13.0%)

(1)	Includes $8.5 million and $7.6 million of unallocated general and administrative expenses for the six months ended February 28, 2014 and 2013, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the six months ended February 28, 2014 decreased 7 percent to $300.5 million from $322.9 million for the six months ended February 28, 2013. The decrease is attributable to a $31.8 million decrease in irrigation revenues offset in part by a $9.4 million increase in infrastructure revenues. The irrigation segment provided 88 percent of Company revenue for the six months ended February 28, 2014 as compared to 92 percent of the same prior year period.

U.S. irrigation revenues for the six months ended February 28, 2014 of $172.6 million decreased 19 percent compared to the six months ended February 28, 2013. The decrease in U.S. irrigation revenues is primarily due to a 33 percent decrease in the number of irrigation systems sold and an 11 percent decrease in irrigation parts volume compared to the first half of the prior year, with the largest decreases in the Corn Belt where the drought conditions in 2012 led to high demand in fiscal 2013. Lower agricultural commodity prices contributed to lower demand for U.S. irrigation equipment. The revenues generated from the newly acquired LAKOS® business in August 2013 partially offset the volume decreases in irrigation systems and parts.

International irrigation revenues for the six months ended February 28, 2014 of $92.4 million increased 11 percent from $83.3 million in the six months ended February 28, 2013. The increase in international irrigation revenues is primarily due to volume increases in the number of irrigation systems sold and water filtration system sales from the newly acquired LAKOS® business. Operating revenues increased most significantly in Australia and South America partially offset by decreases in the Middle East.

Infrastructure segment revenues were $35.4 million for the six months ended February 28, 2014 increasing 36 percent from $26.0 million for the six months ended February 28, 2013 primarily due to sales increases in nearly all product lines and most significantly in road safety products and railroad signals and structures.

Gross Margin

Gross profit for the six months ended February 28, 2014 of $82.8 million decreased from $93.2 million for the six months ended February 28, 2013. The decrease in gross profit was primarily due to the decline in sales and a decrease in gross margin to 27.6 percent for the six months ended February 28, 2014 compared from 28.9 percent for the six months ended February 28, 2013. Gross margins in irrigation declined by approximately two percentage points due to a $2.3 million charge related to a product warranty matter, fixed cost deleverage on lower volume, and a higher percentage of irrigation sales being made in international markets that typically have lower margins than U.S. sales. Infrastructure gross margins improved by approximately six percentage points primarily due to a combination of mix shift to higher margin products and fixed cost leverage on higher sales volume.

Operating Expenses

The Company’s operating expenses of $45.9 million for the six months ended February 28, 2014 increased by $4.4 million over operating expenses incurred during the six months ended February 28, 2013. The newly acquired LAKOS® business in August 2013 increased operating expenses by $4.3 million. Operating expenses were 15.3 percent of sales for the six months ended February 28, 2014 compared to 12.9 percent of sales for the six months ended February 28, 2013.

The combination of lower gross margins and higher operating expenses resulted in a reduction in operating margin for the six months ended February 28, 2014 to 12.3 percent as compared to 16.0 percent for the six months ended February 28, 2013.

Income Taxes

The Company recorded income tax expense of $12.9 million and $17.8 million for the six months ended February 28, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.3 percent for the six months ended February 28, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate from February 2013 to February 2014 primarily relates to an incremental increase in taxes due to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $165.5 million at February 28, 2014 compared with $159.6 million at February 28, 2013 and $151.9 million at August 31, 2013. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its revolving credit arrangement described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $28.6 million and $13.4 million as of February 28, 2014 and 2013, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these funds were repatriated.

Net working capital was $281.7 million at February 28, 2014, as compared with $255.7 million at February 28, 2013. The increase in net working capital primarily resulted from increased cash generated by earnings and receivables driven by the timing of collections on large international sales projects.

Cash flows provided by operations totaled $32.4 million during the six months ended February 28, 2014 compared to $26.2 million provided by operations during the same prior year period. Cash provided by operations decreased by $6.3 million compared to the prior year period primarily as a result of decreased earnings ($10.4 million) and negative cash flow changes in payables ($20.6 million) offset in part by increases due to positive cash flow changes in receivables ($31.9 million) and inventories ($12.6 million).

Cash flows used in investing activities totaled $6.9 million during the six months ended February 28, 2014 compared to $7.2 million used in investing activities during the same prior year period. Capital spending of $5.4 million in fiscal 2014 increased compared to the prior year capital spending of $5.3 million. The capital spending increase was offset by $0.4 million increase from net settlements of net investment hedges.

Cash flows used in financing activities totaled $12.6 million during the six months ended February 28, 2014 compared to cash flows used in financing activities of $3.3 million during the same prior year period. The increase in cash used in financing activities was primarily related to share repurchases of $6.6 million and dividend increases of $2.1 million. The Company’s total interest-bearing debt decreased from $2.3 million at February 28, 2013 to none at February 28, 2014.

Capital Allocation Plan

The Company’s capital allocation plan articulates the Company’s plans to continue to invest in attaining revenue and earnings growth, combined with a defined process for enhancing returns to shareholders. Under the Company’s announced capital allocation plan in January 2014, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Annual increases in dividends to shareholders,

•	Synergistic water related acquisitions that provide attractive returns to shareholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures and Expansion of International Markets

Capital expenditures for fiscal 2014 are estimated to be approximately $15.0 million to $20.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in fiscal 2015 and should accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2014, the Company doubled its quarterly cash dividend to $0.26 per common share. The Company expects to continue paying quarterly dividends and provide annual dividend increases to shareholders, subject to declaration by the Board of Directors.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors terminated its existing share repurchase authorization to purchase up to a maximum of 881,139 shares of its common stock, effective as of January 2, 2014, and replaced it with an increased authorization to repurchase up to $150.0 million of common stock through January 2, 2016. During the three and six months ended February 28, 2014, the Company repurchased 78,520 shares of common stock for an aggregate purchase price of $6.6 million. During the three and six months ended February 28, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $143.4 million as of February 28, 2014.

Credit Arrangements

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (“the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At February 28, 2014 and 2013 and August 31, 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 28, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.06 percent as of February 28, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement at specified levels. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. At February 28, 2014 and 2013 and August 31, 2013, the Company was in compliance with all loan covenants.

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, had an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros. This line of credit expired on January 31, 2014. The Company intends to put a new credit arrangement in place during the second half of fiscal 2014.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2014.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended February 28, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
December 1, 2013 to December 31, 2013	—	$—	—	881,139 Shares
January 1, 2014 to January 31, 2014	66,027	$84.03	66,027	$144,452
February 1, 2014 to February 28, 2014	12,493	$84.60	12,493	$143,395

Total	78,520	$84.12	78,520	$143,395

(1)	On January 3, 2014, the Company announced that its Board of Directors terminated its existing share repurchase authorization to purchase up to a maximum of 881,139 shares of its common stock, effective as of January 2, 2014, and replaced it with an increased authorization to repurchase up to $150.0 million of common stock through January 2, 2016. Under the new program, shares may be repurchased in privately negotiated and/or open market transactions in accordance with the terms of applicable federal and state securities laws and regulations including, without limitation, Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The total of $143.4 million represents the remaining amount available under the repurchase program as of February 28, 2014.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Fourth Amendment to Credit Agreement, dated January 22, 2014, by and between the Company and Wells Fargo Bank, National Association.

10.2*	Lindsay Corporation Management Incentive Umbrella Plan, approved by the stockholders on January 27, 2014.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2014.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

