Form 10-Q
period 2014-05-31
LINDSAY CORP
filed 2014-06-27
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of June 24, 2014, 12,729,995 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1—Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues	$169,936	$219,542	$470,411	$542,451
Cost of operating revenues	121,687	156,506	339,339	386,194

Gross profit	48,249	63,036	131,072	156,257

Operating expenses:
Selling expense	9,954	8,674	29,244	23,995
General and administrative expense	10,002	11,783	31,099	32,056
Engineering and research expense	3,071	3,029	8,602	8,946

Total operating expenses	23,027	23,486	68,945	64,997

Operating income	25,222	39,550	62,127	91,260
Other income (expense):
Interest expense	(45)	(32)	(140)	(258)
Interest income	295	100	587	367
Other income (expense), net	28	132	(468)	252

Earnings before income taxes	25,500	39,750	62,106	91,621
Income tax expense	9,001	13,687	21,923	31,479

Net earnings	$16,499	$26,063	$40,183	$60,142

Earnings per share:
Basic	$1.28	$2.03	$3.12	$4.69
Diluted	$1.28	$2.01	$3.11	$4.66
Shares used in computing earnings per share:
Basic	12,843	12,858	12,881	12,819
Diluted	12,889	12,947	12,927	12,894
Cash dividends declared per share	$0.260	$0.115	$0.650	$0.345

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2014	2013	2014	2013
Net earnings	$16,499	$26,063	$40,183	$60,142

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	29	33	85	99
Unrealized gain on cash flow hedges, net of tax	(4)	15	(4)	6
Foreign currency translation adjustment, net of hedging activities and tax	187	(1,389)	1,039	(282)

Total other comprehensive income, net of tax expense (benefit) of $262, ($10), ($333) and ($128)	212	(1,341)	1,120	(177)

Total comprehensive income	$16,711	$24,722	$41,303	$59,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	May 31,	August 31,
($ and shares in thousands, except par values)	2014	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$182,051	$170,215	$151,927
Receivables, net of allowance of $3,670, $2,847, and $2,853, respectively	103,513	130,924	120,291
Inventories, net	79,010	72,458	68,607
Deferred income taxes	14,748	11,810	12,705
Other current assets	19,992	18,307	15,261

Total current assets	399,314	403,714	368,791

Property, Plant and Equipment:
Cost	160,969	144,199	153,422
Less accumulated depreciation	(95,940)	(87,293)	(88,358)

Property, plant and equipment, net	65,029	56,906	65,064

Intangibles, net	33,060	22,974	36,007
Goodwill	37,211	30,111	37,414
Other noncurrent assets	3,957	4,416	5,020

Total assets	$538,571	$518,121	$512,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,352	$56,902	$42,276
Current portion of long-term debt	—	1,071	—
Other current liabilities	65,173	65,259	59,816

Total current liabilities	112,525	123,232	102,092

Pension benefits liabilities	6,141	6,603	6,324
Deferred income taxes	13,999	8,809	15,415
Other noncurrent liabilities	7,869	7,715	7,827

Total liabilities	140,534	146,359	131,658

Shareholders’ Equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value—authorized 25,000 shares; 18,636, 18,560, and 18,571 shares issued at May 31, 2014 and 2013 and August 31, 2013, respectively	18,636	18,560	18,571
Capital in excess of stated value	51,896	48,392	49,764
Retained earnings	437,415	396,825	405,580
Less treasury stock—at cost, 5,906, 5,698, and 5,698 shares at May 31, 2014 and 2013 and August 31, 2013, respectively	(108,714)	(90,961)	(90,961)
Accumulated other comprehensive loss, net	(1,196)	(1,054)	(2,316)

Total shareholders’ equity	398,037	371,762	380,638

Total liabilities and shareholders’ equity	$538,571	$518,121	$512,296

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	May 31,	May 31,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$40,183	$60,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,131	9,380
Provision for uncollectible accounts receivable	891	1,502
Deferred income taxes	(3,692)	(5,304)
Share-based compensation expense	3,218	3,452
Other, net	(430)	176
Changes in assets and liabilities:
Receivables	17,014	(49,375)
Inventories	(9,694)	(19,898)
Other current assets	(3,595)	(7,712)
Accounts payable	4,501	25,203
Other current liabilities	773	18,233
Current income taxes payable	4,657	4,551
Other noncurrent assets and liabilities	962	536

Net cash provided by operating activities	65,919	40,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,836)	(8,149)
Proceeds from sale of property, plant and equipment	19	21
Proceeds from settlement of net investment hedges	280	1,536
Payments for settlement of net investment hedges	(2,017)	(2,051)

Net cash used in investing activities	(9,554)	(8,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	455	1,781
Common stock withheld for payroll tax withholdings	(2,027)	(2,441)
Principal payments on long-term debt	—	(3,214)
Excess tax benefits from share-based compensation	742	2,751
Repurchase of common shares	(17,753)	—
Dividends paid	(8,348)	(4,432)

Net cash used in financing activities	(26,931)	(5,555)

Effect of exchange rate changes on cash and cash equivalents	690	83

Net change in cash and cash equivalents	30,124	26,771
Cash and cash equivalents, beginning of period	151,927	143,444

Cash and cash equivalents, end of period	$182,051	$170,215

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

Note 2 – New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date for ASU No. 2014-09 will be the first quarter of fiscal year 2018. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2014 and 2013:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net earnings	$16,499	$26,063	$40,183	$60,142
Denominator:
Weighted average shares outstanding	12,843	12,858	12,881	12,819
Diluted effect of stock equivalents	46	89	46	75

Weighted average shares outstanding assuming dilution	12,889	12,947	12,927	12,894

Basic net earnings per share	$1.28	$2.03	$3.12	$4.69
Diluted net earnings per share	$1.28	$2.01	$3.11	$4.66

Certain stock options and restricted stock units are excluded from the computation of diluted net earnings per share because their effect is anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The following table shows the securities excluded from the computation of earnings per share:

	Three months ended		Nine months ended
	May 31,		May 31,
Units and options in thousands	2014	2013	2014	2013
Restricted stock units	—	—	4	4
Stock options	47	23	43	30
Performance stock units	13	12	13	12

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and nine months ended May 31, 2014 and 2013.

The Company recorded income tax expense of $9.0 million and $21.9 million for the three and nine months ended May 31, 2014, respectively. The Company recorded income tax expense of $13.7 million and $31.5 million for the three and nine months ended May 31, 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.4 percent for the year-to-date periods ended May 31, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate from May 2013 to May 2014 primarily relates to incremental increases in taxes due to the earnings mix among jurisdictions.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2014, May 31, 2013 and August 31, 2013:

	May 31	May 31	August 31,
($ in thousands)	2014	2013	2013
Raw materials and supplies	$21,509	$17,949	$19,369
Work in process	7,973	7,227	5,665
Finished goods and purchased parts	55,798	54,332	50,038

Total inventory value before LIFO adjustment	85,280	79,508	75,072
Less adjustment to LIFO value	(6,270)	(7,050)	(6,465)

Inventories, net	$79,010	$72,458	$68,607

Note 6 – Credit Arrangements

The Company has no outstanding long-term debt and was in compliance with all loan covenants as of May 31, 2014. The Company’s credit arrangements consisted of the following:

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (“Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At May 31, 2014 and 2013 and August 31, 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At May 31, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.05 percent as of May 31, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

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

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of May 31, 2014, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		May 31,	May 31,	August 31,
($ in thousands)	Balance Sheet Classification	2014	2013	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$463	$428	$151
Foreign currency forward contracts	Other current liabilities	(90)	(472)	(258)
Interest rate swap	Other current liabilities	—	(1)	—

Total derivatives designated as hedging instruments		$373	$(45)	$(107)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$172	$78
Foreign currency forward contracts	Other current liabilities	(161)	—	(33)

Total derivatives not designated as hedging instruments		$(161)	$172	$45

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $1.3 million, $2.4 million and $2.0 million at May 31, 2014 and 2013 and August 31, 2013, respectively, related to derivative contracts designated as hedging instruments.

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2014	2013	2014	2013
Foreign currency forward contracts, net of tax expense (benefit) of $128, $90, ($471) and ($126)	$150	$564	$(790)	$66

For the three months ended May 31, 2014 and 2013, the Company settled foreign currency forward contracts resulting in an after-tax net loss (gain) of $0.1 million and ($0.8) million, which were included in OCI as part of a currency translation adjustment. For the nine months ended May 31, 2014 and 2013, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $1.0 million and $0.4 million, which were included in OCI as part of a currency translation adjustment.

There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2014 and 2013. Accumulated currency translation adjustments from net investment hedges in AOCI at May 31, 2014 and 2013 and August 31, 2013 reflected realized and unrealized after-tax gains of $1.3 million, $2.5 million and $2.0 million, respectively.

At May 31, 2014 and 2013 and August 31, 2013, the Company had outstanding Euro foreign currency forward contracts to sell 28.9 million Euro, 29.6 million Euro and 29.2 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2014 and 2013 and August 31, 2013, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2014 and 2013 and August 31, 2013, respectively.

	May 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$182,051	$—	$—	$182,051
Derivative assets	—	463	—	463
Derivative liabilities	—	(251)	—	(251)

	May 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170,215	$—	$—	$170,215
Derivative assets	—	600	—	600
Derivative liabilities	—	(473)	—	(473)

	August 31, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,927	$—	$—	$151,927
Derivative assets	—	229	—	229
Derivative liabilities	—	(291)	—	(291)

The carrying amount of long-term debt (including current portion), which represented fair value, was zero, $1.1 million and zero as of May 31, 2014 and 2013 and August 31, 2013, respectively. Fair value of long-term debt (including current portion) is estimated (using level 2 inputs) by discounting the future estimated cash flows of each instrument at current market interest rates for similar debt instruments of comparable maturities and credit quality.

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2014 and 2013.

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

Environmental Remediation

In 1992, the Company entered into a consent decree with the U.S. Environmental Protection Agency (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered in 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic compounds in the soil and groundwater. To date, the remediation process has consisted primarily of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration.

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation of source area contamination and operating costs and accrued that undiscounted amount. The EPA has not approved the Company’s remediation plan.

In addition to the source area noted above, the Company has determined that volatile organic compounds also exist under one of the manufacturing buildings on the site. Due to the location, the Company has not yet determined the extent of these compounds or whether they are contributing, if at all, to groundwater contamination. Based on the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to this affected area, if any, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination site. This review resulted in no findings that affected the Company’s environmental liability accrual. The EPA has agreed with the Company’s plan to complete investigation of the soil and groundwater on the site, including the area under the building, during fiscal 2014 and early 2015. The Company expects that once this additional testing is complete, it will come to an agreement with the EPA on how to proceed. During the first nine months of fiscal 2014, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2014 and 2013 and August 31, 2013:

Environmental Remediation Liabilities
($ in thousands)	May 31,	May 31,	August 31,
Balance Sheet Classification	2014	2013	2013
Other current liabilities	$1,444	$2,050	$1,740
Other noncurrent liabilities	5,025	5,200	5,200

Total environmental remediation liabilities	$6,469	$7,250	$6,940

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	May 31,	May 31,
($ in thousands)	2014	2013
Product warranty accrual balance, beginning of period	$8,417	$5,572
Liabilities accrued for warranties during the period	946	2,240
Warranty claims paid during the period	(143)	(1,330)

Product warranty accrual balance, end of period	$9,220	$6,482

	Nine months ended
	May 31,	May 31,
($ in thousands)	2014	2013
Product warranty accrual balance, beginning of period	$6,695	$4,848
Liabilities accrued for warranties during the period	4,690	$4,766
Warranty claims paid during the period	(2,165)	$(3,132)

Product warranty accrual balance, end of period	$9,220	$6,482

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $1.1 million for the three months ended May 31, 2014 and 2013, respectively. Share-based compensation expense was $3.2 million and $3.5 million for the nine months ended May 31, 2014 and 2013, respectively.

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

The Company had no single major customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2014 and 2013.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2014	2013	2014	2013
Operating revenues:
Irrigation	$149,010	$200,950	$414,077	$497,844
Infrastructure	20,926	18,592	56,334	44,607

Total operating revenues	$169,936	$219,542	$470,411	$542,451

Operating income (loss):
Irrigation	$28,040	$44,052	$72,899	$106,787
Infrastructure	895	197	1,409	(3,187)

Segment operating income	28,935	44,249	74,308	103,600
Unallocated general and administrative expenses	(3,713)	(4,699)	(12,181)	(12,340)
Interest and other income (expense), net	278	200	(21)	361

Earnings before income taxes	$25,500	$39,750	$62,106	$91,621

Capital Expenditures:
Irrigation	$2,390	$2,733	$7,327	$7,784
Infrastructure	93	74	509	365

	$2,483	$2,807	$7,836	$8,149

Depreciation and Amortization:
Irrigation	$2,424	$1,725	$7,123	$5,121
Infrastructure	1,323	1,415	4,008	4,259

	$3,747	$3,140	$11,131	$9,380

	May 31,	May 31,	August 31,
($ in thousands)	2014	2013	2013
Total Assets:
Irrigation	$404,832	$398,751	$391,527
Infrastructure	133,739	119,370	120,769

	$538,571	$518,121	$512,296

Note 13 – Other Current Liabilities

	May 31,	May 31,	August 31,
($ in thousands)	2014	2013	2013
Other current liabilities:
Compensation and benefits	$15,558	$15,830	$18,471
Warranties	9,220	6,482	6,695
Income tax liabilities	7,965	7,785	3,550
Deferred revenues	7,964	8,897	4,790
Dealer liabilities	6,841	6,001	7,134
Customer deposits	5,450	5,954	4,580
Other	12,175	14,310	14,596

Total other current liabilities	$65,173	$65,259	$59,816

Note 14 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors replaced its existing share repurchase authorization with an increased authorization to repurchase up to $150.0 million of common stock with an authorization effective through January 2, 2016. During the three months ended May 31, 2014, the Company repurchased 129,104 shares of common stock for an aggregate purchase price of $11.2 million. During the nine months ended May 31, 2014, the Company repurchased 207,624 shares of common stock for an aggregate purchase price of $17.8 million. During the three and nine months ended May 31, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $132.2 million as of May 31, 2014.

Note 15 – Subsequent Events

In the second quarter of fiscal 2013, the Company entered into a $39 million contract with the government of Iraq for the delivery and installation of irrigation equipment. As of May 31, 2014, the Company had yet to complete obligations to install a portion of the equipment for which it would be entitled to receive approximately $2.6 million. In addition, the Company had accounts receivable outstanding for approximately $2.5 million as of May 31, 2014, none of which is past due.

The June 2014 escalation of political instability within Iraq has resulted in increased difficulties for the Company to complete installation as required, and may make it impossible to do so. The Company has suspended installation services indefinitely until the political environment improves in Iraq. If the Company is unable to complete its work under this agreement, it does not expect to be able to realize the remaining $2.6 million due under the agreement. In addition, the Company has a $1.9 million performance bond securing its obligations under the contract. In addition, the $2.5 million of accounts receivable outstanding at May 31, 2014 could become uncollectable as the situation in Iraq develops.

As of May 31, 2014, the Company’s total exposure outstanding is $4.4 million related to outstanding accounts receivable balances and performance bonds. No amounts have been accrued or reserved for possible losses in the condensed consolidated financial statements as of May 31, 2014. The Company continues to evaluate its exposure to claims for uncompleted services and the collectability of outstanding accounts receivable balances.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company conditions or performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “project,” and similar expressions generally identify forward-looking statements. The entire section entitled “Executive Overview and Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2013. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three and nine months ended May 31, 2014.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for the three months ended May 31, 2014 were $16.5 million or $1.28 per diluted share compared with $26.1 million or $2.01 per diluted share in the prior year. The decrease in earnings was primarily attributable to revenues, which declined 23 percent to $169.9 million from $219.5 million. The primary driver of lower revenue was the irrigation segment, where sales decreased 26 percent to $149.0 million. Infrastructure revenues increased 13 percent to $20.9 million, partially offsetting these declines. Gross margins declined by 0.3 percentage points and operating expenses were lower by $0.5 million. Operating margin for the three months ended May 31, 2014 declined to 14.8 percent as compared to 18.0 percent for the three months ended May 31, 2013 primarily as a result of deleverage on lower sales.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices—As of May 2014, corn prices have decreased 26 percent and soybean prices were relatively flat compared to the same time last year.

•	Net farm income—As of February 2014, the U.S. Department of Agriculture (USDA) estimated U.S. 2014 net farm income to be $95.8 billion, down 27 percent from USDA’s estimate of U.S. 2013 net farm income of $130.5 billion. The U.S. 2014 net farm income forecast would be the lowest since 2010, but would remain 9% above the 10-year average.

•	Weather conditions—As the third fiscal quarter ended, Spring storms across the Midwest created additional demand for replacement units. Drought conditions drove higher equipment purchases in prior years.

•	Governmental policies—A number of government laws and regulations can impact the Company’s business, including:

•	The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	Certain tax incentives (such as the Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were significantly reduced in 2014.

•	The U.S. government has imposed trade sanctions that could impact irrigation equipment sales to Russia and the Ukraine.

•	The ethanol mandate that increases corn demand was reduced.

•	Recent legislative discussions involve possible elimination of the U.S. Ex-Im Bank. Elimination of this government entity could impact the Company’s ability to cost effectively assume credit risk in certain international markets.

At this point, the U.S. irrigation market has slowed significantly in recent quarters as compared to the same time last year. U.S. irrigation revenues have contracted due to the significant reduction in commodity prices, the reduction in the Central Plains drought conditions, and the reduction in accelerated tax depreciation benefits, partially offset by demand caused by Spring storm damage. International markets remain active, but with some projects delayed due to lower commodity prices or by regional conflict. The current political environment regarding Russia, the Ukraine and Iraq may have a negative effect on international irrigation equipment growth. As a result of the above factors and that prior year fourth quarter revenues included $17.4 million associated with the Iraq contract, the Company anticipates lower irrigation segment revenues for the fourth quarter of fiscal 2014.

The infrastructure business has improved its profit profile and generated growth in an environment of constrained government spending. While the status of the U.S. highway bill, which is scheduled to expire in the fall of 2014, creates uncertainty for the near term, opportunities exist for market share gains in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of May 31, 2014, the Company had an order backlog of $73.6 million compared with $80.0 million at May 31, 2013 and $66.5 million at August 31, 2013. Order backlog at May 31, 2014 declined from the same time in 2013 primarily due to a decline in orders from international markets as the prior year irrigation backlog included a $23.0 million equipment and installation contract in Iraq, of which only $2.6 million remained in backlog at May 31, 2014. U.S. irrigation market and infrastructure segment backlog increased over the same time last year. The current year infrastructure backlog includes a $12.8 million Road Zipper SystemTM order for the Golden Gate Bridge that is expected to be recognized in revenue during fiscal 2015. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long term projects as well as short lead-time orders and therefore, is generally not a good indication of the next quarter’s revenues.

The June 2014 escalation of political hostility has made it more difficult to complete the Company’s contract in Iraq. At May 31, 2014, the Company had a total exposure of $4.4 million on this contract, including $2.5 million of accounts receivable, which is not currently due, and a $1.9 million performance bond securing completion of the contract. The Company has not provided a reserve for these amounts, but will continue to assess the situation as developments in the country evolve. The Company has suspended installation services indefinitely until the political environment improves in Iraq. If the Company is unable to complete its work under this agreement, it does not expect to be able to realize the remaining $2.6 million due under the contract.

The global drivers for the Company’s markets of population growth, expanded food production and efficient water use and infrastructure expansion support the Company’s long-term growth goals. The most significant opportunities for growth over the next several years are in international markets, where irrigation use is significantly less developed and demand is driven primarily by food security, water scarcity and population growth.

Results of Operations

For the Three Months ended May 31, 2014 compared to the Three Months ended May 31, 2013

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2014 and 2013. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,	May 31,	Increase
($ in thousands)	2014	2013	(Decrease)
Consolidated
Operating revenues	$169,936	$219,542	(23%)
Gross profit	$48,249	$63,036	(23%)
Gross margin	28.4%	28.7%
Operating expenses (1)	$23,027	$23,486	(2%)
Operating income	$25,222	$39,550	(36%)
Operating margin	14.8%	18.0%
Other income, net	$278	$200	39%
Income tax expense	$9,001	$13,687	(34%)
Effective income tax rate	35.3%	34.4%
Net earnings	$16,499	$26,063	(37%)
Irrigation Equipment Segment
Segment operating revenues	$149,010	$200,950	(26%)
Segment operating income (2)	$28,040	$44,052	(36%)
Segment operating margin (2)	18.8%	21.9%
Infrastructure Products Segment
Segment operating revenues	$20,926	$18,592	13%
Segment operating income (2)	$895	$197	354%
Segment operating margin (2)	4.3%	1.1%

(1)	Includes $3.7 million and $4.7 million of unallocated general and administrative expenses for the three months ended May 31, 2014 and 2013, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended May 31, 2014 declined 23 percent to $169.9 million from $219.5 million for the three months ended May 31, 2013 as irrigation revenues decreased $51.9 million partially offset by the $2.3 million increase of infrastructure revenues. The irrigation segment provided 88 percent of the Company’s revenue for the three months ended May 31, 2014 as compared to 92 percent of the same prior year period.

U.S. irrigation revenues for the three months ended May 31, 2014 of $88.1 million decreased 26 percent compared to the three months ended May 31, 2013. The decrease in U.S. irrigation revenues is primarily due to volume decline in the number of irrigation systems sold as compared to the prior year. Lower commodity prices contributed to lower demand for U.S. irrigation equipment. The revenues generated from the LAKOS® separators and filtration solution business that was acquired in August 2013 partially offset the decrease in sales of irrigation systems.

International irrigation revenues for the three months ended May 31, 2014 of $60.9 million decreased 26 percent from $82.6 million in the three months ended May 31, 2013. The decrease in international irrigation revenues is primarily due to volume decline in the number of irrigation systems sold as compared to the prior year. Operating revenues decreased most significantly in the Middle East due to the near completion of the Iraq contract. Revenues from the Iraq contract for the three months ended May 31, 2014 were $0.4 million compared to $16.0 million for the three months ended May 31, 2013. In other international markets, revenue declined in Brazil, Canada, China, and Russia/Ukraine partially offset by increases in Australia and water filtration system sales from the LAKOS® business.

Infrastructure segment revenues were $20.9 million for the three months ended May 31, 2014 increasing 13 percent from $18.6 million for the three months ended May 31, 2013 primarily due to sales increases in road safety products, railroad signals and structures, and Road Zipper SystemTM projects.

Gross Margin

Gross profit for the three months ended May 31, 2014 of $48.2 million decreased 23 percent from $63.0 million for the three months ended May 31, 2013. The decrease in gross profit was primarily due to the decline in sales and a decrease in gross margin to 28.4 percent for the three months ended May 31, 2014 from 28.7 percent for the three months ended May 31, 2013. Gross margins in irrigation declined by less than one percentage point due primarily to fixed cost deleverage on lower sales volume. Infrastructure gross margins improved by approximately three percentage points primarily due to a combination of mix shift to higher margin products and fixed cost leverage on higher sales volume.

Operating Expenses

The Company’s operating expenses of $23.0 million for the three months ended May 31 2014 decreased by $0.5 million over operating expenses incurred during the three months ended May 31, 2013. Excluding the acquired Lakos business, operating expenses decreased $2.7 million primarily due to reductions of $1.8 million in personnel related expenses including incentive compensation and decrease of $0.7 million in bad debt expenses caused by an additional accounts receivable reserve in the prior year. Operating expenses were 13.6 percent of sales for the three months ended May 31, 2014 compared to 10.7 percent of sales for the three months ended May 31, 2013.

Income Taxes

The Company recorded income tax expense of $9.0 million and $13.7 million for the three months ended May 31, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.4 percent for the three months ended May 31, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate primarily relates to an incremental increase in taxes due to the earnings mix among jurisdictions.

For the Nine Months ended May 31, 2014 compared to the Nine Months ended May 31, 2013

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the nine months ended May 31 2014 and 2013. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Nine months ended		Percent
	May 31,	May 31,	Increase
$ in thousands	2014	2013	(Decrease)
Consolidated
Operating revenues	$470,411	$542,451	(13%)
Gross profit	$131,072	$156,257	(16%)
Gross margin	27.9%	28.8%
Operating expenses (1)	$68,945	$64,997	6%
Operating income	$62,127	$91,260	(32%)
Operating margin	13.2%	16.8%
Other (expense) income, net	$(21)	$361	(106%)
Income tax expense	$21,923	$31,479	(30%)
Effective income tax rate	35.3%	34.4%
Net earnings	$40,183	$60,142	(33%)
Irrigation Equipment Segment
Segment operating revenues	$414,077	$497,844	(17%)
Segment operating income (2)	$72,899	$106,787	(32%)
Segment operating margin (2)	17.6%	21.4%
Infrastructure Products Segment
Segment operating revenues	$56,334	$44,607	26%
Segment operating income (loss) (2)	$1,409	$(3,187)	144%
Segment operating margin (2)	2.5%	(7.1%)

(1)	Includes $12.2 million and $12.3 million of unallocated general and administrative expenses for the nine months ended May 31, 2014 and 2013, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the nine months ended May 31, 2014 decreased 13 percent to $470.4 million from $542.5 million for the nine months ended May 31, 2013. The decrease is attributable to a $83.8 million decrease in irrigation revenues offset in part by an $11.7 million increase in infrastructure revenues. The irrigation segment provided 88 percent of Company revenue for the nine months ended May 31, 2014 as compared to 92 percent of the same prior year period.

U.S. irrigation revenues for the nine months ended May 31, 2014 of $260.8 million decreased 21 percent compared to the nine months ended May 31, 2013. The decrease in U.S. irrigation revenues is primarily due to volume decline in the number of irrigation systems sold as compared to the prior year. Lower agricultural commodity prices contributed to lower demand for U.S. irrigation equipment. The revenues generated from the LAKOS® separators and filtration solution business that was acquired in August 2013 partially offset the decrease in sales of irrigation systems.

International irrigation revenues for the nine months ended May 31, 2014 of $153.3 million decreased 8 percent from $166.0 million in the nine months ended May 31, 2013. The decrease in international irrigation revenues is primarily due to volume decline in the number of irrigation systems sold as compared to the prior year. Operating revenues decreased most significantly in the Middle East due to the near completion of the Iraq contract. Revenues from the Iraq contract for the nine months ended May 31, 2014 were $2.4 million compared to $16.0 million for the nine months ended May 31, 2013. In other international markets, revenue declined in China, Russia/Ukraine and Canada partially offset by increases in Australia and water filtration system sales from the LAKOS® business.

Infrastructure segment revenues were $56.3 million for the nine months ended May 31, 2014 increasing 26 percent from $44.6 million for the nine months ended May 31, 2013 primarily due to sales increases in nearly all product lines.

Gross Margin

Gross profit for the nine months ended May 31, 2014 of $131.1 million decreased 16 percent from $156.3 million for the nine months ended May 31, 2013. The decrease in gross profit was primarily due to the decline in sales and a decrease in gross margin to 27.9 percent for the nine months ended May 31, 2014 compared from 28.8 percent for the nine months ended May 31, 2013. Gross margins in irrigation declined by approximately one percentage point primarily due to product warranty matters and fixed cost deleverage on lower volume. Infrastructure gross margins improved by approximately three percentage points primarily due to a combination of mix shift to higher margin products and fixed cost leverage on higher sales volume.

Operating Expenses

The Company’s operating expenses of $68.9 million for the nine months ended May 31, 2014 increased by $3.9 million over operating expenses incurred during the nine months ended May 31, 2013. Excluding the acquired Lakos business, operating expenses decreased $2.6 million primarily due to a reduction of $1.2 million in personnel related expenses, $0.9 million decrease in research and development expenses and $0.6 million in lower advertising expenses. Operating expenses were 14.7 percent of sales for the nine months ended May 31, 2014 compared to 12.0 percent of sales for the nine months ended May 31, 2013.

Income Taxes

The Company recorded income tax expense of $21.9 million and $31.5 million for the nine months ended May 31, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.3 percent and 34.4 percent for the nine months ended May 31, 2014 and 2013, respectively. The increase in the estimated annual effective income tax rate from May 2013 to May 2014 primarily relates to an incremental increase in taxes due to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $182.1 million at May 31, 2014 compared with $170.2 million at May 31, 2013 and $151.9 million at August 31, 2013. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its revolving credit arrangement described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank line of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures, dividends, and other cash requirements, excluding potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $34.9 million and $18.0 million as of May 31, 2014 and 2013, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these funds were repatriated.

Net working capital was $286.8 million at May 31, 2014, as compared with $280.5 million at May 31, 2013. Cash flows provided by operations totaled $65.9 million during the nine months ended May 31, 2014 compared to $40.9 million provided by operations during the same prior year period. Cash provided by operations increased by $25.0 million compared to the prior year period primarily as a result of positive cash flow changes in receivables ($66.4 million) and inventories ($10.2 million) partially offset by decreased earnings ($20.0 million) and negative cash flow changes in payables ($20.7 million).

Cash flows used in investing activities totaled $9.6 million during the nine months ended May 31, 2014 compared to $8.6 million used in investing activities during the same prior year period. The increase primarily resulted from settlements of net investment hedges offset by a reduction in capital purchases. Capital spending of $7.8 million in fiscal 2014 decreased compared to the prior year capital spending of $8.1 million.

Cash flows used in financing activities totaled $26.9 million during the nine months ended May 31, 2014 compared to cash flows used in financing activities of $5.6 million during the same prior year period. The increase in cash used in financing activities was primarily related to share repurchases of $17.8 million and dividend increases of $3.9 million.

Capital Allocation Plan

The Company’s capital allocation plan articulates the Company’s plans to continue to invest in attaining revenue and earnings growth, combined with a defined process for enhancing returns to shareholders. Under the Company’s announced capital allocation plan in January 2014, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Dividends to shareholders, along with expectations to increase dividends on an annual basis,

•	Synergistic water related acquisitions that provide attractive returns to shareholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures and Expansion of International Markets

Capital expenditures for fiscal 2014 are estimated to be approximately $10.0 million to $15.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in fiscal 2015 and should accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2014, the Company paid a quarterly cash dividend of $0.260 per common share or $3.3 million to shareholders as compared to $0.115 per common share or $1.5 million in the third quarter of fiscal 2013.

Share Repurchases

During the three months ended May 31, 2014, the Company repurchased 129,104 shares of common stock for an aggregate purchase price of $11.1 million. During the nine months ended May 31, 2014, the Company repurchased 207,624 shares of common stock for an aggregate purchase price of $17.8 million. During the three and nine months ended May 31, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the Company’s repurchase program was $132.2 million as of May 31, 2014.

Credit Arrangements

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (“the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At May 31, 2014 and 2013 and August 31, 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At May 31, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.05 percent as of May 31, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Any unpaid principal and interest is due by February 13, 2016.

The Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. These include maintaining a funded debt to EBITDA ratio, a fixed charge coverage ratio, a current ratio and a tangible net worth requirement at specified levels. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. At May 31, 2014 and 2013 and August 31, 2013, the Company was in compliance with all loan covenants.

The Company’s wholly-owned European subsidiary, Lindsay Europe SAS, had an unsecured revolving line of credit with Societe Generale, a European commercial bank, under which it could borrow for working capital purposes up to 2.3 million Euros. This line of credit expired on January 31, 2014. The Company intends to put a new credit arrangement in place by December 31, 2014.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2014.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended May 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
March 1, 2014 to March 31, 2014	—	$—	—	$143,395
April 1, 2014 to April 30, 2014	33,527	$88.25	33,527	$140,436
May 1, 2014 to May 31, 2014	95,577	$85.68	95,577	$132,247

Total	129,104	$86.35	129,104	$132,247

(1)	On January 3, 2014, the Company announced that its Board of Directors terminated its existing share repurchase authorization to purchase up to a maximum of 881,139 shares of its common stock, effective as of January 2, 2014, and replaced it with an increased authorization to repurchase up to $150.0 million of common stock through January 2, 2016. Under the new program, shares may be repurchased in privately negotiated and/or open market transactions in accordance with the terms of applicable federal and state securities laws and regulations including, without limitation, Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of June 2014.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

