Form 10-K
period 2014-08-31
LINDSAY CORP
filed 2014-10-15
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2014 was $1,064,498,096.

As of October 10, 2014, 12,200,857 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2015 annual stockholders’ meeting are incorporated herein by reference into Part III.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. In addition, the irrigation segment also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, Hartland, Wisconsin, and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures. The infrastructure segment also provides outsourced manufacturing and production services. The principal infrastructure manufacturing facilities are located in Rio Vista, California, Milan, Italy, and Omaha, Nebraska.

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products — The Company manufactures and markets its center pivot and lateral move irrigation systems in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets separate lines of center pivot and lateral move irrigation equipment for use on smaller fields under its Greenfield® brand, and hose reel travelers under the Perrot™ and Greenfield® brands in Europe and South Africa. The Company also produces or markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide, under its LAKOS® brand.

The Company’s irrigation systems are primarily of the standard sized center pivot type, with a small portion of its products consisting of the lateral move type. Both are automatic move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers.

A typical center pivot in the U.S. is approximately 1,300 feet long and is designed to circle within a quarter-section of land, which comprises 160 acres, wherein it irrigates approximately 125 to 130 acres. A center pivot or lateral move system can also be custom designed and can irrigate from 25 to 600+ acres.

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

The Company also markets remote monitoring and automation technology for pivot and drip irrigation systems that is sold on a subscription basis under the FieldNET® product name. FieldNET® technology allows growers to remotely monitor and operate irrigation equipment, saving time and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, water flow rates, weather and soil conditions and similar data. The system can remotely control the irrigation system, including changing position, varying water flow rates, and controlling pump station and diesel generator operation. Data management and control is achieved using applications running on either a personal computer-based internet browser or various mobile devices connected to the internet.

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

Markets – Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield. The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production and cost savings attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and other farming inputs.

The current demand for center pivot systems has three sources: conversion to center pivot systems from less water efficient, more labor intensive types of irrigation; replacement of older center pivot systems, which are beyond their useful lives or are technologically obsolete; and conversion of dry land farming to irrigated farming. Demand for center pivots and lateral move irrigation equipment also depends upon the need for the particular operational characteristics and advantages of such systems in relation to alternative types of irrigation, primarily flood. More efficient use of the basic natural resources of land, water, and energy helps drive demand for center pivot and lateral move irrigation equipment. Increasing global population not only increases demand for agricultural output, but also places additional and competing demands on land, water, and energy. The Company expects demand for center pivots and lateral move systems to continue to increase relative to other irrigation methods because center pivot and lateral move systems are preferred where the soil is sandy, the terrain is not flat, the land area to be irrigated is sizeable; there is a shortage of reliable labor; water supply is restricted and conservation is preferred or critical; and/or fertigation or chemigation will be utilized.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 39 percent and 38 percent of the Company’s total irrigation segment revenues in fiscal 2014 and 2013, respectively. The Company has production and sales operations in Brazil, France, China, and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand serving the key South American, European, Chinese, African, Russian/Ukrainian, Australian, and New Zealand markets. The Company also exports irrigation equipment from the U.S. to international markets. The Company’s manufacturing operation in Turkey is planned to be operational early in calendar 2015 and is expected to accommodate long-term growth plans for several international markets.

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

Competition – Four primary manufacturers control a substantial majority of the U.S. center pivot irrigation system industry. The international irrigation market includes participation and competition by the leading U.S. manufacturers as well as various regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications as well as through acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs. The Company’s engineering and research expenses related to irrigation totaled approximately $7.8 million, $8.1 million, and $6.0 million for fiscal years 2014, 2013, and 2012, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. The Company believes it competes favorably with respect to all of these factors.

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

In permanent applications, the Road Zipper System™ increases capacity and reduces congestion by varying the number of traffic lanes to match the traffic demand, and promotes safety by maintaining the physical separation of opposing lanes of traffic. Roadways with fixed medians have a set number of lanes in each direction and cannot adjust to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The Road Zipper System™ is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. Road Zipper Systems™ can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow and safeguard work crews and motorists by positively separating the work area and traffic. Examples of types of work completed with the help of a Road Zipper System™ include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

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

Specialty Barriers – The Company also offers specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™ and DR46™ portable barrier and/or barrier gate systems. These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick opening, high containment gates for use in median or roadside barriers. The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes. The DR46™ is an energy absorbing barrier to shield motorcyclists from impacting guardrail posts which is an area of focus by departments of transportation and government regulators for reducing the amount and severity of injuries.

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

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. International sales accounted for approximately 41 percent and 33 percent of the Company’s total infrastructure segment revenues in fiscal 2014 and 2013, respectively. The international market is presently very different from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand. The Company has recently started distributing infrastructure products in South America, the Middle East and Asia. The Company expects to continue expanding in international markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.3 million, $3.3 million and $3.5 million for fiscal years 2014, 2013 and 2012, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System™. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

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

The following table describes the Company’s total revenues for the past three fiscal years. United States export revenue is included in International based on the region of destination.

	For the years ended August 31,
$ in millions	2014		2013		2012
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$377.7	61	$428.9	62	$354.6	64
International	$240.3	39	$261.9	38	$196.7	36

Total Revenues	$617.9	100	$690.8	100	$551.3	100

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

ORDER BACKLOG

As of August 31, 2014, the Company had an order backlog of $79.6 million compared with $66.5 million at August 31, 2013. The increase in backlog at August 31, 2014 included a $12.7 million Road Zipper System™ order from the Golden Gate Bridge Highway & Transportation District. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next quarter’s revenues.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, concrete, rebar, fasteners, and electrical and hydraulic components (motors, switches, cable, valves, hose and stators). The Company has, on occasion, faced shortages of certain such materials. The Company believes it currently has ready access from assorted domestic and foreign suppliers to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2014, 2013, and 2012 were $17.7 million, $11.1 million and $9.9 million, respectively. Capital expenditures for fiscal 2015 are estimated to be approximately $20.0 million to $25.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in calendar 2015 and is expected to accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2014, 2013, and 2012 were 1,202, 1,262 and 1,082, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 23 percent and 19 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2014 and 2013, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other U.S. dollars.

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

The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions. The Company’s irrigation revenues are cyclical and highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.

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

The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2014, approximately 39 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Specifically, international revenues are primarily generated from Australia, New Zealand, Canada, Central and Western Europe, Mexico, the Middle East, Africa, China, Russia/Ukraine, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates. In addition, the collectability of receivables can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition. The Company does business in a number of countries that are particularly susceptible to disruption from changing social economic conditions as well as terrorism, political hostilities, sanctions, war and similar incidents.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 — Properties

The Company’s facilities are well maintained, in good operating condition and are suitable for present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet the Company’s manufacturing needs in the foreseeable future. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in calendar 2015 and is expected to accommodate long-term growth plans for several international markets. The Company does not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities. The following are the Company’s significant properties.

Segment	Geographic Location (s)	Own/ Lease	Lease Expiration	Square Feet	Property Description

Corporate	Omaha, Nebraska	Lease	2019	30,000	Corporate headquarters

Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres

Irrigation	Corlu, Turkey	Lease	2024	274,147	Manufacturing plant to be operational early in calendar 2015 and is expected to accommodate several international markets

Irrigation	Fresno, California	Own	N/A	94,000	Manufacturing plant consists of three separate buildings for filtration products

Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products located on six acres

Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Two commercial buildings on five acres for the design and manufacture of water pumping stations and controls for the agriculture, golf, landscape and municipal markets

Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products for the European markets, consists of three separate buildings situated on 3.5 acres

Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products for the Brazilian market, consists of two buildings

Irrigation	Tianjin, China and Beijing, China	Lease	2015	58,400	Manufacturing plant and office facilities for irrigation products for the Chinese market

Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products

Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products located on seven acres

Irrigation	Pasco, Grandview, and Othello, Washington; Hermiston, Oregon	Lease	2016 - 2022	28,900	Retail irrigation operations in four leased buildings

Irrigation	Kraaifontein, South Africa	Lease	2016	23,900	Manufacturing and warehouse facility for the sub-Saharan Africa markets

Irrigation	Pasco, Washington; Hermiston, Oregon; Portland, Oregon	Lease	2016 - 2018	22,500	Office and warehouse locations related to IRZ Consulting, LLC

Irrigation	Amarillo, Texas	Lease	2017	22,000	Warehouse facility for irrigation products

Irrigation	Tifton, Georgia	Lease	2016	15,500	Warehouse facility for irrigation products

Irrigation	Milford, Nebraska; Sioux Falls South Dakota	Lease	2015	17,400	Manufacturing, engineering, and office locations related to Digitec, Inc.

Irrigation	Paul, Idaho	Lease	2017	11,400	Warehouse facility for irrigation products

Irrigation	Toowoomba, Queensland, Australia; Feilding, New Zealand	Lease	2017	8,000	Warehouse facilities for the Australian and New Zealand markets

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

ITEM 4 – Mine Safety Disclosures

Not applicable

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol LNN. As of October 10, 2014, there were approximately 165 stockholders of record.

Price Range of Common Stock

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2014 Stock Price			Fiscal 2013 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$90.00	$71.13	$0.130	$80.48	$64.52	$0.115
Second Quarter	$92.93	$75.76	$0.260	$94.90	$73.86	$0.115
Third Quarter	$91.60	$77.50	$0.260	$94.50	$73.43	$0.115
Fourth Quarter	$89.82	$76.02	$0.270	$82.23	$72.54	$0.130
Year	$92.93	$71.13	$0.920	$94.90	$64.52	$0.475

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended August 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
June 1, 2014 to June 30, 2014	—	$—	—	$132,247
July 1, 2014 to July 31, 2014	98,224	$83.69	98,224	$124,027
August 1, 2014 to August 31, 2014	192,051	$78.55	192,051	$108,940

Total	290,275	$80.29	290,275	$108,940

(1)	On January 3, 2014, the Company announced that its Board of Directors terminated its existing share repurchase authorization to purchase up to a maximum of 881,139 shares of its common stock, effective as of January 2, 2014, and replaced it with an increased authorization to repurchase up to $150.0 million of common stock through January 2, 2016. Under the new program, shares may be repurchased in privately negotiated and/or open market transactions. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Dividends

The Company paid a total of $11.7 million and $6.1 million in dividends during fiscal 2014 and fiscal 2013, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2014. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2009 and the graph shows its relative performance through August 31, 2014.

	8/09	8/10	8/11	8/12	8/13	8/14
Lindsay Corporation	100.00	89.63	152.04	160.73	188.06	194.55
S&P Smallcap 600	100.00	107.81	134.16	156.83	198.69	235.84
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	91.91	114.09	105.22	156.71	194.25

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 – Selected Financial Data

	For the Years Ended August 31,
$ in millions, except per share amounts	2014(1)	2013	2012(2)	2011(3)	2010
Operating revenues	$617.9	$690.8	$551.3	$478.9	$358.4
Gross profit	$171.0	$194.8	$148.5	$129.8	$98.9
Gross margin	27.7%	28.2%	26.9%	27.1%	27.6%
Operating expenses	$92.6	$87.8	$83.0	$73.2	$61.1
Operating income	$78.4	$107.1	$65.5	$56.6	$37.8
Operating margin	12.7%	15.5%	11.9%	11.8%	10.6%
Net earnings	$51.5	$70.6	$43.3	$36.8	$24.9
Net margin	8.3%	10.2%	7.9%	7.7%	6.9%
Diluted net earnings per share	$4.00	$5.47	$3.38	$2.90	$1.98
Cash dividends per share	$0.920	$0.475	$0.385	$0.345	$0.325
Property, plant and equipment, net	$72.5	$65.1	$56.2	$58.5	$57.6
Total assets	$526.6	$512.3	$415.5	$381.1	$325.5
Long-term obligations	$—	$—	$—	$4.3	$8.6
Return on beginning assets (4)	10.1%	17.0%	11.4%	11.3%	8.1%
Diluted weighted average shares	12,882	12,901	12,810	12,692	12,585

(1)	Fiscal 2014 includes operating results of Claude Laval Corporation acquired in fourth quarter of fiscal 2013.
(2)	Fiscal 2012 includes the operating results of IRZ Consulting, LLC acquired in the fourth quarter of fiscal 2011.
(3)	Fiscal 2011 includes the operating results of Digitec, Inc. acquired in fourth quarter of fiscal 2010 and WMC Technology Limited acquired in first quarter of fiscal 2011.
(4)	Defined as net earnings divided by beginning of period total assets.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements — This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements. The entire section entitled “Market Conditions and Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Overview

The Company manufactures and markets Zimmatic®, Greenfield® and Perrot™ center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems and remote monitoring and control systems which it sells under its GrowSmart® brand. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, China, and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also manufactures and markets various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its production facilities in the United States and Italy and has produced road safety products in irrigation manufacturing facilities in China and Brazil. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

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

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world in irrigation/water management. Lindsay is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions. Since 2001, the Company has utilized acquisitions and greenfield efforts to expand its product lines and add to its operations in Europe, South America, South Africa, the Netherlands, Australia, New Zealand and China. The addition of those operations has allowed the Company to strengthen its market position in those regions, yet they remain relatively small in scale. As a result, none of the international operations has achieved the operating margin of the United States based irrigation operations.

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

Revenue Recognition

The Company’s revenue recognition accounting policy is critical because it can significantly impact the Company’s consolidated results of operations and financial condition. The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the sales price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post-delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation. Revenues from the sale of the Company’s products are recognized based on the delivery terms in the sales contract. If an arrangement involves multiple deliverables, revenues from the arrangement are allocated to the separate units of accounting based on their relative selling price.

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

Inventories

The Company’s accounting policy on inventories is critical because the valuation and costing of inventory is essential to the presentation of the Company’s consolidated results of operations and financial condition. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and three warehouses in Idaho, Georgia and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Environmental Remediation Liabilities

The Company’s accounting policy on environmental remediation is critical because it requires significant judgments and estimates by management, involves changing regulations and approaches to remediation plans, and any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company is subject to an array of environmental laws and regulations relating to the protection of the environment. In particular, the Company committed to remediate environmental contamination of the groundwater at and land adjacent to its Lindsay, Nebraska facility (the “site”) with the EPA. The Company and its environmental consultants have developed a remedial action work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. The Company intends to complete additional investigation of the soil and groundwater on the site during the second half of calendar 2014. Based on this investigation, the Company will then assess revisions to its remediation plan and expects to meet with the EPA in the first half of fiscal 2015 to determine how to proceed. Any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

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

Trade Receivables and Allowances

Trade receivables are reported on the balance sheet net of any doubtful accounts. Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy or otherwise identified at risk for potential credit loss. Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default. In assessing the likelihood of collection of receivable, the Company considers, for example, the Company’s history of collections, the current status of discussions and repayment plans, collateral received, and other evidence and information regarding collection or default risk that is available in the market place. The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic condition and credit risk quality.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units. As of August 31, 2014 the Company had $8.0 million in delinquent accounts receivable with Chinese governmental entities, and $2.5 million of accounts receivable and $1.9 million in performance bonds related to its contract in Iraq. The Company’s allowance for all doubtful accounts related to both current and long-term receivables increased to $4.8 million at August 31, 2014 from $2.9 million at August 31, 2013. Receivables that are not reasonably expected to be realized in cash within the next twelve months are classified as long-term receivables within noncurrent assets. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date of the consolidated financial statements and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

Valuation of Goodwill and Identifiable Intangible Assets

The Company’s accounting policy on valuation of goodwill and identifiable intangible assets is critical because it requires significant judgments and estimates by management and can significantly affect the Company’s consolidated results of operations and financial condition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually at August 31 and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill and identifiable intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50 percent) that the estimated fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. If the Company elects to perform a qualitative assessment and determine that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. In fiscal 2014, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment.

In assessing other intangible assets not subject to amortization for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company is then required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2014, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

Executive Overview and Outlook

Net earnings for fiscal 2014 were $51.5 million or $4.00 per diluted share compared with $70.6 million or $5.47 per diluted share in the prior year. The decrease in earnings was primarily attributable to lower revenues, which declined 11 percent to $617.9 million from $690.8 million. The primary driver of lower revenue was the irrigation segment, where sales decreased 14 percent to $539.9 million. Infrastructure revenues increased 20 percent to $78.0 million, partially offsetting the decline in irrigation revenue. Gross margins declined by 0.5 percentage points and operating expenses increased by $4.9 million. Operating margin for fiscal 2014 declined to 12.7 percent as compared to 15.5 percent for fiscal 2013 primarily due to deleverage of fixed costs on lower sales and from higher operating expenses due to the acquisition of the LAKOS® separators and filtration solution business in August 2013.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices — As of August 2014, corn and soybean prices have decreased approximately 25 percent compared to the same time last year.

•	Net farm income — As of August 2014, the U.S. Department of Agriculture (USDA) estimated U.S. 2014 net farm income to be $113.2 billion, down 14 percent from USDA’s estimate of U.S. 2013 net farm income of $131.3 billion. The U.S. 2014 net farm income forecast would be the lowest since 2010, but would remain above the 10-year average.

•	Weather conditions – Optimal growing conditions for 2014 have led to projections of record harvests and contributed to lower crop prices. During the third and fourth quarters of fiscal 2014, storms across the Midwest created additional demand for replacement units. Drought conditions drove higher equipment purchases in prior years.

•	Governmental policies — A number of government laws and regulations can impact the Company’s business, including:

•	The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	Certain tax incentives (such as the Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were significantly reduced in 2014.

•	The U.S. government has imposed trade sanctions that could impact irrigation equipment sales to Russia and the Ukraine.

•	The ethanol mandate that increases corn demand was reduced.

•	Recent legislative discussions involve possible elimination of the Export-Import Bank of the United States (EXIM). The Company has put measures in place in an effort to mitigate the potential impact of the loss of credit insurance provided by EXIM.

At this point, the U.S. irrigation market has slowed significantly in recent quarters as compared to the same periods last year. U.S. irrigation revenues have contracted due to the significant reduction in commodity prices, the reduction in the Central Plains drought conditions, and the reduction in accelerated tax benefits, partially offset by demand caused by incremental sales from storm damage. International markets remain active, but with some projects delayed due to lower commodity prices or by regional conflict. The current political environment in Russia, the Ukraine and Iraq may have a negative effect on international irrigation equipment revenues. As a result of the above factors, the Company anticipates lower irrigation segment revenues in fiscal 2015.

The infrastructure business has improved its profit profile and generated growth in an environment of constrained government spending. In August 2014, the U.S. government enacted a $10.8 billion temporary highway-funding bill to fund highway and bridge projects, the latest in a series of short term funding bills over the last several years. Until and unless a long-term U.S. Highway Bill is passed, uncertainties and limitations on infrastructure growth will continue. In spite of government spending uncertainty, opportunities exist for market share gains in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2014, the Company has an order backlog of $79.6 million compared with $66.5 million at August 31, 2013. The increase in backlog at August 31, 2014 included a $12.7 million Road Zipper System™ order from the Golden Gate Bridge Highway & Transportation District. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next quarter’s revenues.

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

Results of Operations

The following “Fiscal 2014 Compared to Fiscal 2013” and the “Fiscal 2013 Compared to Fiscal 2012” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the information in Note Q, Industry Segment Information, to the consolidated financial statements.

Fiscal 2014 Compared to Fiscal 2013

The following table provides highlights for fiscal 2014 compared with fiscal 2013:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2014	2013	(Decrease)
Consolidated
Operating revenues	$617,933	$690,848	(11%)
Cost of operating revenues	$446,938	$496,014	(10%)
Gross profit	$170,995	$194,834	(12%)
Gross margin	27.7%	28.2%
Operating expenses (1)	$92,637	$87,773	6%
Operating income	$78,358	$107,061	(27%)
Operating margin	12.7%	15.5%
Other income, net	$297	$246	21%
Income tax expense	$27,143	$36,737	(26%)
Effective income tax rate	34.5%	34.2%
Net earnings	$51,512	$70,570	(27%)
Irrigation Equipment Segment (See Note Q)
Operating revenues	$539,943	$625,996	(14%)
Operating income (2)	$91,697	$125,395	(27%)
Operating margin (2)	17.0%	20.0%
Infrastructure Products Segment (See Note Q)
Operating revenues	$77,990	$64,852	20%
Operating income (loss) (2)	$3,511	$(811)	533%
Operating margin (2)	4.5%	(1.3%)

(1)	Includes $16.9 million and $17.5 million of unallocated general and administrative expenses for fiscal 2014 and fiscal 2013, respectively.
(2)	Excludes unallocated corporate general and administrative expenses.

Revenues

Operating revenues in fiscal 2014 decreased by 11 percent to $617.9 million compared with $690.8 million in fiscal 2013. The decrease is attributable to an $86.1 million decrease in irrigation revenues offset in part by a $13.1 million increase in infrastructure revenues. The irrigation segment provided 87 percent of Company revenue in fiscal 2014 as compared to 91 percent of the same prior year period.

U.S. irrigation revenues in fiscal 2014 of $331.5 million decreased $54.2 million or 14 percent from $385.7 million in fiscal 2013. The decrease in U.S. irrigation revenues is primarily due to a decline in the number of irrigation systems sold as compared to the prior year. Lower agricultural commodity prices contributed to lower demand for U.S. irrigation equipment. An incremental increase in sales resulting from storms in the U.S. irrigation market contributed an estimated $27.0 million of revenues partially offsetting the market decline. The revenues of $20.8 million generated from the LAKOS® separators and filtration solution business that was acquired in August 2013 partially offset the decrease in sales of irrigation systems as well.

International irrigation revenues in fiscal 2014 of $208.4 million decreased $31.9 million or 13 percent from $240.3 million in fiscal 2013. The decrease in international irrigation revenues is primarily due to a decline in the number of irrigation systems sold as compared to the prior year. Operating revenues decreased most significantly in the Middle East due to the near completion of the Iraq contract in fiscal 2013. Revenues from the Iraq contract during fiscal 2014 were $2.4 million compared to $33.4 million during fiscal 2013. In other international markets, revenue declined in Russia/Ukraine, Canada and China partially offset by increases in Australia and water filtration system export sales of $7.2 million from the LAKOS® business.

Infrastructure products segment revenues in fiscal 2014 of $78.0 million increased by $13.1 million or 20 percent from $64.9 million in fiscal 2013. The increase in sales is primarily due to increases in road safety products and railroad signals and structures.

Gross Margin

Gross profit was $171.0 million for fiscal 2014, a decrease of $23.8 million compared to fiscal 2013. The decrease in gross profit was primarily due to the decline in sales and a decrease in gross margin to 27.7 percent for fiscal 2014 from 28.2 percent for fiscal 2013. Gross margins in irrigation declined by less than one percentage point due primarily to fixed cost deleverage on lower sales volume. Infrastructure gross margins improved by approximately two percentage points primarily due to a combination of mix shift to higher margin products and fixed cost leverage on higher sales volume.

Operating Expenses

The Company’s operating expenses of $92.6 million for fiscal 2014 increased $4.9 million compared to fiscal 2013 operating expenses of $87.8 million. Excluding the acquired LAKOS® business, operating expenses decreased $3.6 million primarily due to a reduction of $1.7 million in personnel related expenses including incentive compensation, $1.0 million decrease in research and development expenses and $0.9 million in lower advertising expenses. Operating expenses were 15.0 percent of sales for fiscal 2014 compared to 12.7 percent of sales for fiscal 2013

Operating margin was 12.7 percent for fiscal 2014 as compared to 15.5 percent for fiscal 2013.

Income Taxes

The Company recorded income tax expense of $27.1 million and $36.7 million for fiscal 2014 and fiscal 2013, respectively. The effective income tax rate increased to 34.5 percent in fiscal 2014 compared to 34.2 percent in fiscal 2013. The increase in the annual effective income tax rate primarily relates to the earnings mix among jurisdictions.

Net Earnings

Net earnings for fiscal 2014 were $51.5 million or $4.00 per diluted share compared to $70.6 million, or $5.47 per diluted share for the prior fiscal year. The Company’s operating income decreased to $78.4 million in fiscal 2014 compared to $107.1 million during the prior fiscal year primarily due to a decrease in revenues.

Fiscal 2013 Compared to Fiscal 2012

The following table provides highlights for fiscal 2013 compared with fiscal 2012:

	For the Years Ended		Percent
	August 31,		Increase
$ in thousands	2013	2012	(Decrease)
Consolidated
Operating revenues	$690,848	$551,255	25%
Cost of operating revenues	$496,014	$402,737	23%
Gross profit	$194,834	$148,518	31%
Gross margin	28.2%	26.9%
Operating expenses (1)	$87,773	$83,008	6%
Operating income	$107,061	$65,510	63%
Operating margin	15.5%	11.9%
Other (expense) income, net	$246	$(402)	161%
Income tax expense	$36,737	$21,831	68%
Effective income tax rate	34.2%	33.5%
Net earnings	$70,570	$43,277	63%
Irrigation Equipment Segment (See Note Q)
Operating revenues	$625,996	$475,299	32%
Operating income (2)	$125,395	$80,259	56%
Operating margin (2)	20.0%	16.9%
Infrastructure Products Segment (See Note Q)
Operating revenues	$64,852	$75,956	(15%)
Operating loss (2)	$(811)	$(11)	(7273%)
Operating margin (2)	(1.3%)	(0.0%)

(1)	Includes $17.5 million and $14.7 million of unallocated general and administrative expenses for fiscal 2013 and fiscal 2012, respectively.
(2)	Excludes unallocated corporate general and administrative expenses.

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

International irrigation revenues of $240.3 million increased $70.3 million or 41 percent compared to fiscal 2012. The increase in international irrigation revenues is primarily due to an increase in the number of irrigation systems sold compared to the prior year. Operating revenues increased in nearly all markets and most significantly in the Middle East and South America. In fiscal 2013, the Company recognized revenues of $33.4 million on the Iraq contract consisting of irrigation machines and ancillary related equipment. In South America, irrigation equipment revenues in Brazil doubled over the prior year, fueled by proven success from mechanized irrigation and attractive interest rates offered by the Brazilian government for agricultural equipment.

Infrastructure products segment revenues of $64.8 million decreased by $11.1 million or 15 percent compared to the prior fiscal year. The decrease in infrastructure revenues was primarily due to lower sales across all product lines. Infrastructure demand, including for Road Zipper SystemTM projects, has proven to be challenging due to constricted government funding and project delays.

Gross Margin

Gross profit was $194.8 million for fiscal 2013, an increase of $46.3 million compared to fiscal 2012. The increase in gross profit was primarily attributable to a $37.6 million increase on higher sales volume and an $8.7 million gross profit increase from improvement in gross margin. Gross margin was 28.2 percent for fiscal 2013 compared to 26.9 percent for the prior fiscal year as higher gross margins were realized in the irrigation segment, while infrastructure gross margins were relatively flat year over year. Irrigation segment gross margins increased by approximately 1.0 percentage point primarily due to a strong pricing environment combined with increased manufacturing productivity and fixed cost leverage from increased volume.

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

Income Taxes

The Company recorded income tax expense of $36.7 million and $21.8 million for fiscal 2013 and fiscal 2012, respectively. The effective income tax rate increased to 34.2 percent in fiscal 2013 compared to 33.5 percent in fiscal 2012. The increase in the annual effective income tax rate primarily relates to earnings mix among jurisdictions less certain tax credits reinstated in fiscal 2013.

Net Earnings

Net earnings for fiscal 2013 were $70.6 million or $5.47 per diluted share compared to $43.3 million, or $3.38 per diluted share for the prior fiscal year. The Company’s operating income increased to $107.1 million in fiscal 2013 compared to $65.5 million during the prior fiscal year primarily due to an increase in revenues partially offset by higher operating expenses.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $171.8 million at August 31, 2014 compared with $151.9 million at August 31, 2013. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under two credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company’s Capital Allocation Plan outlined below could require the Company to incur debt depending on the size and timing of share repurchases and potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was approximately $33.1 million and $26.2 million as of August 31, 2014 and 2013, respectively. The Company considers these funds to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $258.2 million at August 31, 2014, as compared with $266.7 million at August 31, 2013. Cash flows provided by operations totaled $91.8 million during the year ended August 31, 2014 compared to $57.5 million provided by operations during the same prior year period. Cash provided by operations increased by $34.3 million compared to the prior year period primarily as a result of positive cash flow changes in receivables and inventories.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units. As of August 31, 2014 the Company had $8.0 million in delinquent accounts receivable with Chinese governmental entities, and $2.5 million of accounts receivable and $1.9 million in performance bonds related to its contract in Iraq. The Company’s allowance for all doubtful accounts increased to $4.8 million at August 31, 2014 from $2.9 million at August 31, 2013. The amount and timing of collection of outstanding amounts could impact working capital needs.

Cash flows used in investing activities totaled $18.5 million during the year ended August 31, 2014 compared to $41.1 million during the same prior year period. Net cash used in investing activities was lower in fiscal 2014 primarily due to the $29.0 million acquisition of Claude Laval Corporation and its LAKOS® brand of filtration products that occurred in the prior year. Capital spending of $17.7 million in fiscal 2014 increased compared to the prior year capital spending of $11.1 million, primarily due to increased capital expenditures for productivity improvements and manufacturing capacity expansion.

Cash flows used in financing activities totaled $53.6 million during the year ended August 31, 2014 compared to $8.0 million during the same prior year period. The $45.6 million increase in cash used in financing activities was primarily due to an increase in share repurchases of $41.1 million and an increase in the amount of dividends paid of $4.9 million. The Company had no outstanding long-term debt as of August 31, 2014 and 2013.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s announced capital allocation plan in January 2014, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,

•	Synergistic water related acquisitions that provide attractive returns to stockholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures and Expansion of International Markets

In fiscal 2015, the Company expects capital expenditures of approximately $20.0 million to $25.0 million, largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in calendar 2015 and is expected to accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2014, the Company paid cash dividends of $0.92 per common share or $11.7 million to stockholders as compared to $0.475 per common share or $6.1 million in fiscal 2013.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors replaced its existing share repurchase authorization with an increased authorization to repurchase up to $150.0 million of common stock with the authorization effective through January 2, 2016. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the twelve months ended August 31, 2014, the Company repurchased 497,899 shares of common stock for an aggregate purchase price of $41.1 million. During the twelve months ended August 31, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $108.9 million as of August 31, 2014.

Credit Facility Agreement

The Company’s wholly-owned subsidiary, Lindsay International Holdings B.V., has an unsecured $5.0 million Credit Facility Agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), which was entered into on August 22, 2014 (the “Credit Facility Agreement”). The borrowings from the Credit Facility Agreement may primarily be used for working capital purposes and funding acquisitions. There were no borrowings outstanding on the Credit Facility Agreement at August 31, 2014. Borrowings under the Credit Facility Agreement bear interest at a rate equal to LIBOR plus 115 basis points (1.31 percent at August 31, 2014). The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Credit Facility Agreement. Unpaid principal and interest is due by August 21, 2015.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At August 31, 2014 and 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At August 31, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.06 percent at August 31, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by February 13, 2016.

Each of the Credit Facility Agreement and the Revolving Credit Agreement contains certain covenants relating to the Company’s financial condition. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2014 and 2013, the Company was in compliance with all loan covenants.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2014, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

					More
$ in thousands		Less than	2-3	4-5	than 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Operating lease obligations	$17,027	$3,156	$4,463	$3,283	$6,125
Pension benefit obligations	7,157	557	1,072	1,042	4,486

Total	$24,184	$3,713	$5,535	$4,325	$10,611

(1)	Total liabilities for unrecognized tax benefits as of August 31, 2014 were $3.6 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company’s consolidated balance sheets within other current liabilities ($2.6 million) and within other noncurrent liabilities ($1.0 million).

In fiscal 2013, the Company entered into a $39 million contract with the government of Iraq for the delivery and installation of irrigation equipment, of which $35.8 million has been fulfilled. The June 2014 escalation of political instability within Iraq has resulted in increased difficulties for the Company to complete installation as required, and may make it impossible to do so. The Company has suspended installation services indefinitely until the political environment improves in Iraq. The Company has a $1.9 million performance bond securing its obligations under the contract. No amounts have been accrued for potential losses in the consolidated financial statements as of August 31, 2014 as the Company continues to evaluate its exposure to claims for uncompleted services.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2014, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, Brazil, France, Italy, South Africa and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the year ended August 31, 2014, the Company estimates the potential decrease in operating income from a 10 percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be less than $1.0 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. The Company had $4.9 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2014.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At August 31, 2014, the Company had outstanding Euro foreign currency forward contracts to sell 28.9 million Euro at fixed prices expected to settle during the first quarter of fiscal 2015. At August 31, 2014, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the first quarter of fiscal 2015. Based on the net investments contracts outstanding at August 31, 2014, the Company estimates the potential decrease in fair value from a 10 percent adverse change in the underlying exchange rates would be approximately $2.9 million. This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

October 15, 2014

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2014	2013	2012
Operating revenues	$617,933	$690,848	$551,255
Cost of operating revenues	446,938	496,014	402,737

Gross profit	170,995	194,834	148,518

Operating expenses:
Selling expense	38,284	32,937	28,104
General and administrative expense	43,228	43,441	45,423
Engineering and research expense	11,125	11,395	9,481

Total operating expenses	92,637	87,773	83,008

Operating income	78,358	107,061	65,510
Interest expense	(187)	(304)	(492)
Interest income	729	496	504
Other income (expense), net	(245)	54	(414)

Earnings before income taxes	78,655	107,307	65,108
Income tax expense	27,143	36,737	21,831

Net earnings	$51,512	$70,570	$43,277

Earnings per share:
Basic	$4.01	$5.50	$3.41
Diluted	$4.00	$5.47	$3.38
Shares used in computing earnings per share:
Basic	12,832	12,830	12,704
Diluted	12,882	12,901	12,810
Cash dividends declared per share	$0.920	$0.475	$0.385

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2014	2013	2012
Net earnings	$51,512	$70,570	$43,277

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	(210)	260	(408)
Unrealized gain on cash flow hedges, net of tax	—	53	200
Foreign currency translation adjustment, net of hedging activities and tax	325	(1,752)	(7,131)

Total other comprehensive (loss) income, net of tax (benefit) expense of ($27), ($330) and $394	115	(1,439)	(7,339)

Total comprehensive income	$51,627	$69,131	$35,938

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$171,842	$151,927
Receivables, net of allowance of $2,857 and $2,853, respectively	94,135	120,291
Inventories, net	71,696	68,607
Deferred income taxes	17,714	12,705
Other current assets	18,671	15,261

Total current assets	374,058	368,791
Property, plant and equipment, net	72,457	65,064
Intangible assets, net	31,980	36,007
Goodwill	37,021	37,414
Other noncurrent assets, net of allowance of $2,000 and $0, respectively	11,035	5,020

Total assets	$526,551	$512,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,424	$42,276
Other current liabilities	73,943	59,816

Total current liabilities	116,367	102,092
Pension benefits liabilities	6,600	6,324
Deferred income taxes	12,992	15,415
Other noncurrent liabilities	7,945	7,827

Total liabilities	143,904	131,658

Shareholders’ equity:
Preferred stock of $1 par value—authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value—authorized 25,000 shares; 18,636 and 18,571 shares issued at August 31, 2014 and 2013, respectively	18,636	18,571
Capital in excess of stated value	52,866	49,764
Retained earnings	445,366	405,580
Less treasury stock—at cost, 6,196 and 5,698 shares at August 31, 2014 and 2013, respectively	(132,020)	(90,961)
Accumulated other comprehensive loss, net	(2,201)	(2,316)

Total shareholders’ equity	382,647	380,638

Total liabilities and shareholders’ equity	$526,551	$512,296

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Shares of Common stock	Shares of Treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total Shareholders’ equity
Balance at August 31, 2011	18,374	5,698	$18,374	$39,058	$302,732	$(90,961)	$6,462	$275,665
Comprehensive income:
Net earnings					43,277			43,277
Other comprehensive loss							(7,339)	(7,339)

Total comprehensive income								35,938
Cash dividends ($0.385) per share					(4,894)			(4,894)
Issuance of common shares under share compensation plans	47		47	(57)				(10)
Excess tax benefits from share-based compensation				374				374
Share-based compensation expense				3,765				3,765

Balance at August 31, 2012	18,421	5,698	$18,421	$43,140	$341,115	$(90,961)	$(877)	$310,838

Comprehensive income:
Net earnings					70,570			70,570
Other comprehensive loss							(1,439)	(1,439)

Total comprehensive income								69,131
Cash dividends ($0.475) per share					(6,105)			(6,105)
Issuance of common shares under share compensation plans	150		150	(555)				(405)
Excess tax benefits from share-based compensation				2,800				2,800
Share-based compensation expense				4,379				4,379

Balance at August 31, 2013	18,571	5,698	$18,571	$49,764	$405,580	$(90,961)	$(2,316)	$380,638

Comprehensive income:
Net earnings					51,512			51,512
Other comprehensive income							115	115

Total comprehensive income								51,627
Cash dividends ($0.920) per share					(11,726)			(11,726)
Repurchase of common stock		498				(41,059)		(41,059)
Issuance of common shares under share compensation plans	65		65	(1,639)				(1,574)
Excess tax benefits from share-based compensation				722				722
Share-based compensation expense				4,019				4,019

Balance at August 31, 2014	18,636	6,196	$18,636	$52,866	$445,366	$(132,020)	$(2,201)	$382,647

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended August 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$51,512	$70,570	$43,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,793	12,600	12,468
Provision for uncollectible accounts receivable	2,225	1,543	379
Deferred income taxes	(8,195)	(3,237)	(3,868)
Share-based compensation expense	4,207	4,573	3,939
Other, net	(465)	(1,014)	959
Changes in assets and liabilities:
Receivables	24,751	(36,557)	(7,570)
Inventories	(2,724)	(10,020)	(5,609)
Other current assets	(3,092)	(4,054)	(641)
Accounts payable	(623)	9,188	723
Other current liabilities	8,954	14,578	(1,602)
Current taxes payable	5,706	(892)	5,408
Other noncurrent assets and liabilities	(5,251)	227	4,576

Net cash provided by operating activities	91,798	57,505	52,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,715)	(11,136)	(9,890)
Proceeds from sale of property, plant and equipment	34	22	116
Acquisitions of business, net of cash acquired	—	(29,007)	—
Proceeds from settlement of net investment hedges	1,245	1,944	3,378
Payments for settlement of net investment hedges	(2,040)	(2,904)	(453)

Net cash used in investing activities	(18,476)	(41,081)	(6,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	455	2,036	567
Common stock withheld for payroll tax withholdings	(2,027)	(2,441)	(577)
Principal payments on long-term debt	—	(4,285)	(4,286)
Excess tax benefits from share-based compensation	762	2,800	387
Repurchase of common shares	(41,059)	—	—
Dividends paid	(11,726)	(6,105)	(4,894)

Net cash used in financing activities	(53,595)	(7,995)	(8,803)

Effect of exchange rate changes on cash and cash equivalents	188	54	(1,510)

Net change in cash and cash equivalents	19,915	8,483	35,277
Cash and cash equivalents, beginning of period	151,927	143,444	108,167

Cash and cash equivalents, end of period	$171,842	$151,927	$143,444

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$26,261	$38,328	$19,667
Interest paid	$234	$369	$561

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. In addition, the irrigation segment also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications. The Company’s principal irrigation manufacturing facilities are located in Lindsay, Nebraska, Hartland, Wisconsin, and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures. The infrastructure also provides outsourced manufacturing and production services. The principal infrastructure manufacturing facilities are located in Rio Vista, California, Milan, Italy, and Omaha, Nebraska.

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

(3) Use of Estimates

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

(4) Revenue Recognition

The Company’s basic criteria necessary for revenue recognition are: 1) evidence of a sales arrangement exists, 2) delivery of goods has occurred, 3) the sales price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company recognizes revenue when these criteria have been met and when title and risk of loss transfers to the customer. The Company generally has no post-delivery obligations to its independent dealers other than standard warranties. Revenues and gross profits on intercompany sales are eliminated in consolidation. Revenues from the sale of the Company’s products are recognized based on the delivery terms in the sales contract. If an arrangement involves multiple deliverables, revenues from the arrangement are allocated to the separate units of accounting based on their relative selling price.

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

(5) Stock Based Compensation

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

(7) Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

(8) Receivables and Allowances

Trade receivables are reported on the balance sheet net of any doubtful accounts. Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy or otherwise identified at risk for potential credit loss. Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default. In assessing the likelihood of collection of receivable, the Company considers (for example) the Company’s history of collections, the current status of discussions and repayment plans, collateral received, and other evidence and information regarding collection or default risk that is available in the market place. The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic condition and credit risk quality.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units. As of August 31, 2014 the Company had $8.0 million in delinquent accounts receivable with Chinese governmental entities, and $2.5 million of accounts receivable and $1.9 million in performance bonds related to its contract in Iraq. The Company’s allowance for all doubtful accounts related to both current and long-term receivables increased to $4.8 million at August 31, 2014 from $2.9 million at August 31, 2013. Receivables that are not reasonably expected to be realized in cash within the next twelve months are classified as long-term receivables within noncurrent assets. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date of the consolidated financial statements and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

(9) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and three warehouses in Idaho, Georgia and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(10) Property, Plant and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings — 15 to 30 years; equipment — 3 to 7 years; leased barrier transfer machines — 8 to 10 years; leased barriers — 12 years; other — 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2014, 2013, and 2012. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

(11) Valuation of Goodwill and Identifiable Intangible Assets

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50 percent) that the estimated fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. If the Company elects to perform a qualitative assessment and determine that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. In fiscal 2014, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment.

In assessing other intangible assets not subject to amortization for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company is then required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2014, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

(12) Income Taxes

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

(13) Net Earnings per Share

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

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is effective. For those instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects. Changes in the fair value of undesignated hedges are recognized currently in earnings. All changes in derivative fair values due to ineffectiveness are recognized currently in income.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2014, the Company’s derivative counterparty had investment grade credit ratings.

(15) Fair Value Measurements

The Company’s disclosure of the fair value of assets and liabilities is based on a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refers broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 – inputs to valuation techniques are quoted prices in active markets for identical assets or liabilities

•	Level 2 – inputs to the valuation techniques are other than quoted prices but are observable for the assets or liabilities, either directly or indirectly

•	Level 3 – inputs to the valuation techniques are unobservable for the assets or liabilities

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

B. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date for ASU No. 2014-09 will be the first quarter of fiscal year 2018. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

C. ACQUISITIONS

In connection with business acquisitions, the Company records the estimated fair value of the identifiable assets acquired, liabilities assumed, goodwill, and any noncontrolling interest in the acquire, all determined as of the date of acquisition. In addition, the Company expenses all acquisition-related costs in the period in which the costs are incurred and the services received.

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

D. NET EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the years ended August 31, 2014, 2013 and 2012:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net earnings	$51,512	$70,570	$43,277
Denominator:
Weighted average shares outstanding	12,832	12,830	12,704
Diluted effect of stock equivalents	50	71	106

Weighted average shares outstanding assuming dilution	12,882	12,901	12,810

Basic net earnings per share	$4.01	$5.50	$3.41
Diluted net earnings per share	$4.00	$5.47	$3.38

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The following table shows the securities excluded from the computation of earnings per share because their effect would have been anti-dilutive:

	For the years ended August 31,
Units and options in thousands	2014	2013	2012
Restricted stock units	3	3	3
Stock options	44	29	29

E. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
$ in thousands	2014	2013
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax of $1,524 and $1,396	$(2,497)	$(2,287)
Foreign currency translation, net of hedging activities, net of tax of $1,688 and $1,588	296	(29)

Total accumulated other comprehensive loss	$(2,201)	$(2,316)

The following is a rollfoward of the balances in accumulated other comprehensive income (loss), net of tax.

$ in thousands	Defined benefit pension plan adjustment	Unrealized gain (loss) on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at August 31, 2012	$(2,547)	(53)	1,723	(877)
Current-period change	260	53	(1,752)	(1,439)

Balance at August 31, 2013	(2,287)	—	(29)	(2,316)
Current-period change	(210)	—	325	115

Balance at August 31, 2014	$(2,497)	$—	$296	$(2,201)

F. INCOME TAXES

For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2014	2013	2012
United States	$70,066	$99,781	$57,884
Foreign	8,589	7,526	7,224

	$78,655	$107,307	$65,108

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2014	2013	2012
Current:
Federal	$29,015	$33,498	$21,694
State	2,176	2,303	1,026
Foreign	4,147	4,173	2,979

Total current	35,338	39,974	25,699

Deferred:
Federal	(6,936)	(1,554)	(3,829)
State	(346)	(178)	614
Foreign	(913)	(1,505)	(653)

Total deferred	(8,195)	(3,237)	(3,868)

Total income tax provision	$27,143	$36,737	$21,831

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
$ in thousands	2014		2013		2012
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$27,529	35.0	$37,558	35.0	$22,788	35.0
State and local taxes, net of federal tax benefit	1,067	1.4	1,365	1.3	1,337	2.0
Foreign tax rate differences	(116)	(0.1)	(103)	(0.1)	(338)	(0.5)
Domestic production activities deduction	(2,170)	(2.8)	(2,638)	(2.5)	(1,900)	(2.9)
Research and development and fuel tax credits	(89)	(0.1)	(289)	(0.3)	(105)	(0.2)
Other	922	1.1	844	0.8	49	0.1

Effective rate	$27,143	34.5	$36,737	34.2	$21,831	33.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2014	2013
Deferred tax assets:
Deferred rental revenue	$2,812	$835
Employee benefits liability	1,256	1,191
Net operating loss carry forwards	433	21
Defined benefit pension plan	1,524	1,396
Share-based compensation	2,106	2,299
State tax credits	87	98
Inventory	1,396	909
Warranty	3,354	2,449
Vacation	191	182
Accrued expenses and allowances	10,955	8,043

Total deferred tax assets	$24,114	$17,423

Deferred tax liabilities:
Intangible assets	(10,247)	(11,160)
Property, plant and equipment	(6,919)	(8,493)
Inventory	(121)	(89)
Other	(980)	(229)

Total deferred tax liabilities	(18,267)	(19,971)

Net deferred tax assets (liabilities)	$5,847	$(2,548)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, a valuation allowance for deferred tax assets at August 31, 2014 and 2013 has not been established.

The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, has not provided a U.S. deferred income tax liability on these undistributed earnings that are indefinitely reinvested. The Company would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested. At August 31, 2014, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $21.7 million. Determination of the estimated amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

	August 31,
$ in thousands	2014	2013
Unrecognized Tax Benefits at September 1	$902	$871
Increases for positions taken in current year	50	57
Increases for positions taken in prior years	2,721	239
Settlements with taxing authorities	—	(6)
Reduction resulting from lapse of applicable statute of limitations	(62)	(269)
Other increases (decreases)	—	10

Unrecognized Tax Benefits at August 31	$3,611	$902

The net amount of unrecognized tax benefits at August 31, 2014 and 2013 that, if recognized, would impact the Company’s effective tax rate was $1.0 million and $0.9 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.9 million and $0.5 million for the years ended August 31, 2014 and 2013, respectively.

The Company files income tax returns in the United States and in state, local, and foreign jurisdictions. The Company is no longer subject to examination by tax authorities in most jurisdictions for years prior to 2011. The U.S. Internal Revenue Service (IRS) began an income tax audit for the year 2011 in 2014. At August 31, 2014, the Company does not believe the outcome of the IRS examination is likely to be material to our consolidated financial statements.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

G. INVENTORIES

	August 31,
($ in thousands)	2014	2013
Raw materials and supplies	$19,953	$19,369
Work in process	9,990	5,665
Finished goods and purchased parts	48,300	50,038

Total inventory value before LIFO adjustment	78,243	75,072
Less adjustment to LIFO value	(6,547)	(6,465)

Inventories, net	$71,696	$68,607

H. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2014	2013
Operating property, plant and equipment:
Land	$3,315	$3,342
Buildings	38,573	34,066
Equipment	91,254	85,689
Other	14,946	9,037

Total operating property, plant and equipment	148,088	132,134
Accumulated depreciation	(83,674)	(76,508)

Total operating property, plant and equipment, net	$64,414	$55,626
Property held for lease:
Machines	4,395	3,965
Barriers	17,213	17,323

Total property held for lease	$21,608	$21,288
Accumulated depreciation	(13,565)	(11,850)

Total property held for lease, net	$8,043	$9,438

Property, plant and equipment, net	$72,457	$65,064

Depreciation expense was $10.8 million, $9.8 million and $9.6 million for the years ended August 31, 2014, 2013, and 2012, respectively.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill by reportable segment for the year ended August 31, 2014 and 2013 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of August 31, 2012	$13,476	16,485	29,961
Acquisition of CLC	7,257	—	7,257
Foreign currency translation	(66)	262	196

Balance as of August 31, 2013	20,667	$16,747	$37,414
Finalization of CLC acquisition	(403)	—	(403)
Foreign currency translation	29	(19)	10

Balance as of August 31, 2014	$20,293	$16,728	$37,021

The components of the Company’s identifiable intangible assets at August 31, 2014 and 2013 are included in the table below.

	August 31,
	2014			2013
	Weighted	Gross		Weighted	Gross
	Average	Carrying	Accumulated	Average	Carrying	Accumulated
$ in thousands	Years	Amount	Amortization	Years	Amount	Amortization
Amortizable intangible assets:
Patents	13.0	$30,282	$(14,687)	12.8	$30,266	$(12,364)
Customer relationships	7.4	7,932	(5,304)	7.4	8,034	(4,238)
Non-compete agreements	5.6	1,336	(852)	5.6	1,331	(611)
Other	1.6	517	(366)	1.7	517	(54)
Unamortizable intangible assets:
Tradenames	N/A	13,122	—	N/A	13,126	—

Total	10.0	$53,189	$(21,209)	10.0	$53,274	$(17,267)

Amortization expense for amortizable intangible assets was $4.0 million, $2.8 million and $2.9 million for 2014, 2013, and 2012, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal Years	$ in thousands
2015	$3,414
2016	3,003
2017	2,865
2018	2,674
2019	2,036
Thereafter	4,866

$18,858

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2014. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2014, 2013 and 2012. The Company does not include a roll forward of impairment losses because the Company has not had an impairment loss.

J. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2014	2013
Other current liabilities:
Compensation and benefits	$16,622	$18,471
Warranty	9,331	6,695
Deferred revenues	8,979	4,790
Income tax liabilities	8,922	3,550
Customer deposits	7,366	4,580
Dealer related liabilities	7,103	7,134
Other	15,620	14,596

Total other current liabilities	$73,943	$59,816

K. CREDIT ARRANGEMENTS

The Company has no outstanding long-term debt as of August 31, 2014 and 2013. The Company’s credit arrangements consisted of the following:

Credit Facility Agreement

The Company’s wholly-owned subsidiary, Lindsay International Holdings B.V., has an unsecured $5.0 million Credit Facility Agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), which was entered into on August 22, 2014 (the “Credit Facility Agreement”). The borrowings from the Credit Facility Agreement may primarily be used for working capital purposes and funding acquisitions. There were no borrowings outstanding on the Credit Facility Agreement at August 31, 2014. Borrowings under the Credit Facility Agreement bear interest at a rate equal to LIBOR plus 115 basis points (1.31 percent at August 31, 2014). The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Credit Facility Agreement. Unpaid principal and interest is due by August 21, 2015.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (the “Revolving Credit Agreement”). The borrowings from the Revolving Credit Agreement may primarily be used for working capital purposes and funding acquisitions. At August 31, 2014 and 2013, the Company had no outstanding borrowings on the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At August 31, 2014, the Company had the ability to borrow $24.5 million under this facility, after consideration of standby letters of credit of $5.5 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.06 percent at August 31, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by February 13, 2016.

The credit agreements contain certain covenants relating to the Company’s financial condition. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts due thereunder may be declared to be immediately due and payable. At August 31, 2014 and 2013, the Company was in compliance with all loan covenants.

L. FINANCIAL DERIVATIVES

	Fair Values of Derivative Instruments
	Asset (Liability)
		August 31,	August 31,
$ in thousands	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$900	$151
Foreign currency forward contracts	Other current liabilities	(240)	(258)

Total derivatives designated as hedging instruments		$660	$(107)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	78
Foreign currency forward contracts	Other current liabilities	(160)	(33)

Total derivatives not designated as hedging instruments		$(160)	$45

In addition, accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $2.0 million and $2.0 million at August 31, 2014 and 2013, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	For the years ended August 31,
$ in thousands	2014	2013	2012
Foreign currency forward contracts, net of tax expense (benefit) of $16, ($286), and $1,023	$(53)	$(357)	$1,677

During fiscal 2014, 2013 and 2012, the Company settled Euro foreign currency forward contracts resulting in after-tax net (losses) gains of ($0.5 million), ($0.6 million) and $1.8 million, respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2014, 2013 and 2012. Accumulated currency translation adjustment in AOCI at August 31, 2014, 2013 and 2012 reflected realized and unrealized after-tax gains of $2.0 million, $2.0 million and $2.4 million, respectively.

At August 31, 2014 and 2013, the Company had outstanding Euro foreign currency forward contracts to sell 28.9 million Euro and 29.2 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At August 31, 2014 and 2013, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At August 31, 2014 and 2013, the Company had $4.9 million and $4.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

M. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2014 and 2013, respectively:

	August 31, 2014
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$171,842	$—	$—	$171,842
Derivative assets	$—	$900	$—	$900
Derivative liabilities	$—	$(400)	$—	$(400)

	August 31, 2013
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,927	$—	$—	$151,927
Derivative assets	$—	$229	$—	$229
Derivative liabilities	$—	$(291)	$—	$(291)

The Company has no outstanding long-term debt as of August 31, 2014 and 2013. There were no required fair value adjustments for goodwill, intangible assets and other long-lived assets for the years ended August 31, 2014 and 2013. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2014, 2013, and 2012.

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

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation of source area contamination and operating costs and accrued that undiscounted amount. The expense was included within general and administrative expense in the consolidated statements of operations. The EPA has not approved the Company’s remediation plan.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. The Company intends to complete additional investigation of the soil and groundwater on the site during the second half of calendar 2014. Based on this investigation, the Company will then assess revisions to its remediation plan and expects to meet with the EPA in the first half of fiscal 2015 to determine how to proceed. During fiscal 2014, the Company did not accrue any additional incremental costs related to environmental remediation liabilities.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2014 and 2013:

Environmental Remediation Liabilities
$ in thousands Balance Sheet Location	August 31, 2014	August 31, 2013
Other current liabilities	$1,370	$1,740
Other noncurrent liabilities	5,025	5,200

Total environmental remediation liabilities	$6,395	$6,940

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various noncancelable operating lease agreements. At August 31, 2014, future minimum lease payments under noncancelable operating leases were as follows:

Fiscal Years	$ in thousands
2014	$3,156
2015	2,376
2016	2,087
2017	1,815
2018	1,468
Thereafter	6,125

$17,027

Lease expense was $4.0 million, $3.9 million and $3.6 million for the years ended August 31, 2014, 2013, and 2012, respectively.

O. RETIREMENT PLANS

The Company has defined contribution profit-sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The Company’s total contributions charged to expense under this plan were $1.2 million, $1.0 million and $0.9 million for the years ended August 31, 2014, 2013 and 2012, respectively.

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

As of August 31, 2014 and 2013, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$6,881	$7,378
Interest cost	314	266
Actuarial loss	519	(206)
Benefits paid	(557)	(557)

Benefit obligation at end of year	$7,157	$6,881

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2014	2013
Other current liabilities	$557	$557
Pension benefit liabilities	6,600	6,324

Net amount recognized	$7,157	$6,881

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
$ in thousands	2014	2013
Net actuarial loss	$(4,021)	$(3,683)

For the years ended August 31, 2014 and 2013, the Company assumed a discount rate of 4.00 percent and 4.75 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2014, 2013 and 2012, the Company assumed a discount rate of 4.75 percent, 3.75 percent and 5.00 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan are as follows:

	For the years ended August 31,
$ in thousands	2014	2013	2012
Interest cost	$314	$266	$325
Net amortization and deferral	181	212	166

Total	$495	$478	$491

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2015 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2015	$557
2016	540
2017	532
2018	525
2019	517
Thereafter	4,486

$7,157

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2014	2013
Warranties:
Product warranty accrual balance, beginning of period	$6,695	$4,848
Liabilities accrued for warranties during the period	6,428	6,938
Warranty claims paid during the period	(3,792)	(5,091)

Product warranty accrual balance, end of period	$9,331	$6,695

Warranty costs were $6.4 million, $6.9 million, and $4.9 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Q. INDUSTRY SEGMENT INFORMATION

The Company manages its business activities in two reportable segments: Irrigation and Infrastructure. The accounting policies of the two reportable segments are the same as those described in Note A, Description of Business and Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales.

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, and filtration solutions. The irrigation reporting segment consists of four operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

Infrastructure

This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment; the manufacturing and selling of large diameter steel tubing and railroad signals and structures; and providing outsourced manufacturing and production services. The infrastructure reporting segment consists of one operating segment.

The Company has no single major customer representing 10 percent or more of its total revenues during fiscal 2014, 2013, or 2012.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2014	2013	2012
Operating revenues:
Irrigation	$539,943	$625,996	$475,299
Infrastructure	77,990	64,852	75,956

Total operating revenues	$617,933	$690,848	$551,255

Operating income:
Irrigation	$91,697	$125,395	$80,259
Infrastructure	3,511	(811)	(11)

Segment operating income	$95,208	$124,584	$80,248
Unallocated general and administrative expenses	(16,850)	(17,523)	(14,738)
Interest and other income (expense), net	297	246	(402)

Earnings before income taxes	$78,655	$107,307	$65,108

Total Capital Expenditures:
Irrigation	$15,534	$10,687	$7,942
Infrastructure	2,181	449	1,948

	$17,715	$11,136	$9,890

Total Depreciation and Amortization:
Irrigation	$9,494	$7,147	$6,959
Infrastructure	5,299	5,453	5,509

	$14,793	$12,600	$12,468

Total Assets:
Irrigation	$407,447	$391,527	$303,741
Infrastructure	119,104	120,769	111,790

	$526,551	$512,296	$415,531

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
$ in thousands	2014		2013		2012
	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
United States	$377,652	61	$428,929	62	$354,649	64
International	240,281	39	261,919	38	196,606	36

Total Revenues	$617,933	100	$690,848	100	$551,255	100

	For the years ended August 31,
$ in thousands	2014		2013		2012
	Long-Lived Tangible Assets	% of Total	Long-Lived Tangible Assets	% of Total	Long-Lived Tangible Assets	% of Total
United States	$55,378	76	$53,894	83	$45,100	80
International	17,079	24	11,170	17	11,080	20

Total Long-Lived Assets	$72,457	100	$65,064	100	$56,180	100

R. SHARE BASED COMPENSATION

Share Based Compensation Program

Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2014, the Company’s share-based compensation plan was the 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan was approved by the shareholders of the Company, and became effective on January 25, 2010, and replaced the Company’s 2006 Long Term Incentive Plan. At August 31, 2014 the Company had share based awards outstanding under its 2001, 2006 and 2010 Long-Term Incentive Plans.

The 2010 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 435,000 shares, exclusive of any forfeitures from the 2001 and 2006 Long Term Incentive Plans. At August 31, 2014, 153,929 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2010 Plan. All stock awards will be counted against the 2010 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2006 Plan or the 2001 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2010 Plan. The 2010 Plan also limits the total awards that may be made to any individual.

Share Based Compensation Information

The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2014, 2013 and 2012:

	For the years ended August 31,
$ in thousands	2014	2013	2012
Share-based compensation expense included in cost of operating revenues	$205	$214	$225
Research and development	135	233	189
Sales and marketing	570	547	524
General and administrative	3,297	3,579	3,001

Share-based compensation expense included in operating expenses	4,002	4,359	3,714

Total share-based compensation expense	4,207	4,573	3,939
Tax benefit	(1,594)	(1,733)	(1,493)

Share-based compensation expense, net of tax	$2,613	$2,840	$2,446

As of August 31, 2014, there was $5.1 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Grant Year
	Fiscal 2014	Fiscal 2013
Weighted-Average Assumptions
Risk-free interest rate	1.9%	1.2%
Dividend yield	0.7%	0.6%
Expected life (years)	7	7
Volatility	55.2%	56.3%
Weighted-average grant-date fair value of options granted	$40.40	$40.09

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

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2014, 2013 and 2012:

	Number of stock options	Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (‘000s)
Stock options outstanding at August 31, 2012	146,298	$30.97	3.9	$5,031
Granted	24,684	$75.68
Exercised	(89,390)	$22.77		$4,960
Forfeitures	(2,454)	$67.03

Stock options outstanding at August 31, 2013	79,138	$53.06	6.4	$1,817

Granted	25,394	$76.39
Exercised	(15,590)	$29.21		$853
Forfeitures	(2,319)	$67.55

Stock options outstanding at August 31, 2014	86,623	$63.80	7.3	$1,211

Exercisable at August 31, 2012	112,987	$22.97	2.4	$4,789
Exercisable at August 31, 2013	31,927	$32.70	3.0	$1,383
Exercisable at August 31, 2014	30,130	$49.55	5.3	$851

There were 13,793 and 8,330 outstanding stock options that vested during the fiscal years ended August 31, 2014 and 2013, respectively. There were no outstanding stock options that vested during the fiscal year ended August 31, 2012. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
$ in thousands	2014	2013	2012
Intrinsic value of stock options exercised	$853	$4,960		$971
Cash received from stock option exercises	$455	$2,036		$567
Tax benefit realized from stock option exercises	$317	$1,817		$368
Aggregate grant-date fair value of stock options vested	$34.89	$31.04	$	N/A

Restricted stock units — The restricted stock units granted to employees and directors under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33 percent per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2014, 2013 and 2012:

	Number of restricted stock units	Weighted- Average Grant- Date Fair Value
Restricted stock units outstanding at August 31, 2012	67,535	$54.35
Granted	30,551	77.46
Vested	(37,534)	51.82
Forfeited	(3,121)	65.52

Restricted stock units outstanding at August 31, 2013	57,431	$68.06

Granted	35,450	76.46
Vested	(31,204)	67.49
Forfeited	(2,524)	70.07

Restricted stock units outstanding at August 31, 2014	59,153	$73.40

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2014, 2013 and 2012, outstanding restricted stock units included 5,289, 4,496 and 4,873 units, respectively, that will be settled in cash. The vesting date fair value of restricted stock units that vested was $2.1 and $1.9 million for each of the years ended August 31, 2014 and 2013, respectively.

Performance stock units — The performance stock units granted to employees under the 2010 Plan have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to revenue growth and a return on net assets are achieved.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2014, 2013 and 2012:

	Number of performance stock units	Weighted- Average Grant- Date Fair Value
Performance stock units outstanding at August 31, 2012	79,024	$45.32
Granted	13,072	74.31
Vested	(36,634)	32.81
Forfeited	(2,663)	60.65

Performance stock units outstanding at August 31, 2013	52,799	$60.41

Granted	13,434	74.84
Vested	(23,454)	55.45
Forfeited	(2,027)	64.57

Performance stock units outstanding at August 31, 2014	40,752	$67.81

In connection with the performance stock units, the performance goals are based upon revenue growth and a return on net assets during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. In fiscal 2014 and fiscal 2013, performance stock units that vested represented 46,908 and 56,944, respectively, of actual shares of common stock issued. No shares vested in fiscal 2012 as performance measures were not met. The vesting date fair value of performance stock units that vested was $2.6 million and $1.9 million for the year ended August 31, 2014 and 2013, respectively.

S. SHARE REPURCHASES

On January 3, 2014, the Company announced that its Board of Directors replaced its existing share repurchase authorization with an increased authorization to repurchase up to $150.0 million of common stock with the authorization effective through January 2, 2016. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the twelve months ended August 31, 2014, the Company repurchased 497,899 shares of common stock for an aggregate purchase price of $41.1 million. During the twelve months ended August 31, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $108.9 million as of August 31, 2014.

T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
$ in thousands, except per share amounts	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2014
Operating revenues	$147,671	$152,804	$169,936	$147,522
Cost of operating revenues	$107,520	$110,132	$121,687	$107,599
Earnings before income taxes	$15,817	$20,789	$25,500	$16,549
Net earnings	$10,234	$13,450	$16,499	$11,329
Diluted net earnings per share	$0.79	$1.04	$1.28	$0.89
Year ended August 31, 2013
Operating revenues	$147,370	$175,539	$219,542	$148,397
Cost of operating revenues	$104,513	$125,175	$156,506	$109,820
Earnings before income taxes	$22,383	$29,488	$39,750	$15,686
Net earnings	$14,728	$19,351	$26,063	$10,428
Diluted net earnings per share	$1.15	$1.50	$2.01	$0.81

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014, based on the criteria for effective internal control described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lindsay Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2014, and our report dated October 15, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

October 15, 2014

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2014. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

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

	Age	Position
Richard W. Parod	61	President and Chief Executive Officer
Eric R. Arneson*	40	Vice President, General Counsel and Secretary
David B. Downing	59	President – Agricultural Irrigation Division
C. Mike Harris*	48	President – Technology Business
James C. Raabe	54	Vice President and Chief Financial Officer
Mark A. Roth*	39	Vice President – Corporate Development and Treasurer
Barry A. Ruffalo	44	President – Infrastructure Division
Reuben P. Srinivasan*	51	Vice President – Human Resources
Lori L. Zarkowski*	39	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

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

Mr. David B. Downing is President – Agricultural Irrigation Division of the Company and has held such position since October 2013. Between March 2008 and October 2013, Mr. Downing served as President – International operations of the Company. Between March 2009 and June 2011, Mr. Downing served as both Chief Financial Officer and President – International Operations of the Company. Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such positions from August 2004, when he joined the Company, to March 2008. Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, Illinois, after joining that company in January 2001 as Vice President and Chief Financial Officer. Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.

Mr. C. Mike Harris is President – Technology Business of the Company and has held such position since November 2013. Prior to joining Lindsay and since February 2013, he served as Vice President of Sales and Field Operation at Johnson Controls, Inc., a global diversified technology and industrial company. From May 2010 to February 2013, Mr. Harris served as Vice President and Managing Director of Asia Pacific at Johnson Controls, Inc. From February 2005 to April 2010, Mr. Harris served as Vice President and General Manager of Energy Services for Johnson Controls, Inc. Prior to 2005 and since 2002, Mr. Harris served in several Vice President positions at Johnson Controls, Inc. Prior to joining Johnson Controls, Inc., Mr. Harris held various leadership positions in the energy services, commodity trading and utility industries.

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

Mr. Barry A. Ruffalo is President – Infrastructure Division of the Company and has held such position since October 2013. Between March 2007 and October 2013, Mr. Ruffalo served as President – Irrigation Business of the Company. Prior to joining Lindsay and since February 2007, Mr. Ruffalo was most recently a Director of North American Operations for Joy Global Inc. Prior to that time and since 1996, Mr. Ruffalo held various positions of increasing responsibility with Case New Holland; the last five years were spent in Operations Management within the Tractor and the Hay and Forage divisions for both the Case IH and New Holland brands.

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

Section 16(a) Beneficial Ownership Reporting Compliance — Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the discussion responsive thereto under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2014.

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

Equity Compensation Plan Information—The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2014 (there were no equity compensation plans not approved by security holders as of August 31, 2014):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	181,239	$63.80	153,929

Total	181,239	$63.80	153,929

(1)	Plans approved by stockholders include the Company’s 2001, 2006 and 2010 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2006 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.
(2)	Column (a) includes (i) 40,752 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2014, and (ii) 53,864 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2014. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

a(2) Exhibit

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2014, 2013 and 2012

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2014:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$2,853	$2,225	$—	$221	$4,857
Allowance for inventory obsolescence (b)	$3,089	$698	$11	$941	$2,858
Year ended August 31, 2013:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$1,717	$1,543	$—	$407	$2,853
Allowance for inventory obsolescence (b)	$1,648	$2,632	$71	$1,262	$3,089
Year ended August 31, 2012:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$2,340	$379	$—	$1,002	$1,717
Allowance for inventory obsolescence (b)	$2,167	$1,114	$(126)	$1,507	$1,648

(a)	Deductions consist of uncollectible items written off, less recoveries of items previously written off.
(b)	Deductions consist of obsolete items sold or scrapped.

a(3) Exhibits. The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2014.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of October, 2014.

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
Richard W. Parod, Attorney-In-Fact

a(3) EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.2	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.†

10.3	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.†

10.4	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.†

10.5	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014.†

10.6**	Lindsay Corporation Management Incentive Plan (MIP), 2014 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013.†

10.7	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.†

10.8	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.†

10.9	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.†

10.10	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.†

10.11	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.†

10.12	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.13	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.14	Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.†

10.15	Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.†

10.16	Eighth Amendment to Employment Agreement, dated November 29, 2012, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2012. †

10.17	Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.†

10.18	Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.19	Employment Agreement, dated February 19, 2009, by and between the Company and Barry A. Ruffalo, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.20	Revolving Credit Note, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.21	Revolving Credit Agreement, dated January 24, 2008, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.22	First Amendment to Revolving Credit Agreement, dated January 23, 2010, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2010.

10.23	Second Amendment to Credit Agreement, dated January 23, 2011, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 26, 2011.

10.24	Third Amendment to Credit Agreement, dated February 13, 2013, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 19, 2013.

10.25	Fourth Amendment to Credit Agreement, dated January 22, 2014, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014.

10.26	Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2014 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101***	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.