Form 10-Q
period 2014-11-30
LINDSAY CORP
filed 2015-01-07
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes  ☐    No  ☒

As of December 31, 2014, 12,015,919 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2014	November 30, 2013
Operating revenues	$134,845	$147,671
Cost of operating revenues	97,931	107,520

Gross profit	36,914	40,151

Operating expenses:
Selling expense	9,417	9,756
General and administrative expense	12,871	11,743
Engineering and research expense	2,724	2,660

Total operating expenses	25,012	24,159

Operating income	11,902	15,992

Other income (expense):
Interest expense	(71)	(39)
Interest income	172	135
Other expense, net	(342)	(271)

Earnings before income taxes	11,661	15,817

Income tax expense	4,093	5,583

Net earnings	$7,568	$10,234

Earnings per share:
Basic	$0.62	$0.79
Diluted	$0.62	$0.79

Shares used in computing earnings per share:
Basic	12,224	12,889
Diluted	12,274	12,951

Cash dividends declared per share	$0.270	$0.130

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2014	November 30, 2013
Net earnings	$7,568	$10,234

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	32	28
Foreign currency translation adjustment, net of hedging activities and tax	(3,973)	877

Total other comprehensive (loss) income, net of tax expense (benefit) of $556 and ($357)	(3,941)	905

Total comprehensive income	$3,627	$11,139

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2014	November 30, 2013	August 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$139,287	$151,803	$171,842
Receivables, net of allowance of $2,530, $3,349, and $2,857, respectively	89,165	122,093	94,135
Inventories, net	77,010	75,614	71,696
Deferred income taxes	17,107	13,469	17,714
Other current assets	18,853	15,989	18,671

Total current assets	341,422	378,968	374,058

Property, Plant and Equipment:
Cost	170,051	156,299	169,696
Less accumulated depreciation	(99,150)	(91,047)	(97,239)

Property, plant and equipment, net	70,901	65,252	72,457

Intangibles, net	30,821	35,029	31,980
Goodwill	36,634	37,193	37,021
Other noncurrent assets, net of allowance of $2,017, $0, and $2,000, respectively	10,299	5,261	11,035

Total assets	$490,077	$521,703	$526,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,648	$45,902	$42,424
Other current liabilities	60,972	57,132	73,943

Total current liabilities	109,620	103,034	116,367

Pension benefits liabilities	6,530	6,263	6,600
Deferred income taxes	11,903	14,715	12,992
Other noncurrent liabilities	9,190	8,022	7,945

Total liabilities	137,243	132,034	143,904

Shareholders’ Equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,674, 18,620, and 18,636 shares issued at November 30, 2014 and 2013 and August 31, 2014, respectively	18,674	18,620	18,636
Capital in excess of stated value	52,650	49,288	52,866
Retained earnings	449,658	414,133	445,366
Less treasury stock - at cost, 6,578, 5,698, and 6,196 shares at November 30, 2014 and 2013 and August 31, 2014, respectively	(162,006)	(90,961)	(132,020)
Accumulated other comprehensive loss, net	(6,142)	(1,411)	(2,201)

Total shareholders’ equity	352,834	389,669	382,647

Total liabilities and shareholders’ equity	$490,077	$521,703	$526,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2014	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,568	$10,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,748	3,707
Provision for uncollectible accounts receivable	169	442
Deferred income taxes	(774)	(1,365)
Share-based compensation expense	1,099	1,180
Other, net	1,368	(244)
Changes in assets and liabilities:
Receivables	1,792	(1,608)
Inventories	(5,347)	(6,608)
Other current assets	(1,513)	(431)
Accounts payable	7,300	3,356
Other current liabilities	(8,131)	(5,986)
Current income taxes payable	(3,441)	3,140
Other noncurrent assets and liabilities	1,857	111

Net cash provided by operating activities	5,695	5,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,649)	(2,387)
Proceeds from sale of property, plant and equipment	—	34
Proceeds from settlement of net investment hedges	1,889	101
Payments for settlement of net investment hedges	(329)	(1,035)

Net cash used in investing activities	(2,089)	(3,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock withheld for payroll tax withholdings	(1,699)	(2,027)
Excess tax benefits from share-based compensation	501	465
Repurchase of common shares	(29,986)	—
Dividends paid	(3,276)	(1,681)

Net cash used in financing activities	(34,460)	(3,243)

Effect of exchange rate changes on cash and cash equivalents	(1,701)	478

Net change in cash and cash equivalents	(32,555)	(124)
Cash and cash equivalents, beginning of period	171,842	151,927

Cash and cash equivalents, end of period	$139,287	$151,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

Note 2 – New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (the “ASU”). The ASU provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. The effective date for the ASU will be the first quarter of fiscal year 2018. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the ASU on its ongoing financial reporting.

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2014 and 2013:

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2014	2013
Numerator:
Net earnings	$7,568	$10,234

Denominator:
Weighted average shares outstanding	12,224	12,889
Diluted effect of stock awards	50	62

Weighted average shares outstanding assuming dilution	12,274	12,951

Basic net earnings per share	$0.62	$0.79
Diluted net earnings per share	$0.62	$0.79

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

	Three months ended November 30,
Units and options in thousands	2014	2013
Restricted stock units	10	11
Stock options	58	33

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2014 and 2013.

The Company recorded income tax expense of $4.1 million and $5.6 million for the three months ended November 30, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.1 percent and 35.3 percent for the three months ended November 30, 2014 and 2013, respectively.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2014, November 30, 2013 and August 31, 2014:

($ in thousands)	November 30, 2014	November 30, 2013	August 31, 2014
Raw materials and supplies	$21,006	$20,386	$19,953
Work in process	9,343	7,045	9,990
Finished goods and purchased parts	54,015	54,540	48,300

Total inventory value before LIFO adjustment	84,364	81,971	78,243
Less adjustment to LIFO value	(7,354)	(6,357)	(6,547)

Inventories, net	$77,010	$75,614	$71,696

Note 6 – Credit Arrangements

There have been no changes made to credit arrangements during the three months ended November 30, 2014. The Company had no outstanding long-term debt as of November 30, 2014. At November 30, 2014 and 2013 and August 31, 2014, the Company was in compliance with all financial loan covenants contained in its credit agreements.

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2014, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments Asset (Liability)
($ in thousands)	Balance Sheet Classification	November 30, 2014	November 30, 2013	August 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,072	$18	$900
Foreign currency forward contracts	Other current liabilities	(87)	(287)	(240)

Total derivatives designated as hedging instruments		$985	$(269)	$660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$181	$132	$—
Foreign currency forward contracts	Other current liabilities	—	(1)	(160)

Total derivatives not designated as hedging instruments		$181	$131	$(160)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $3.1 million, $1.4 million and $2.0 million at November 30, 2014 and 2013 and August 31, 2014, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended
($ in thousands)	November 30, 2014	November 30, 2013
Foreign currency forward contracts, net of tax expense (benefit) of $733 and ($403)	$1,145	$(695)

For the three months ended November 30, 2014 and 2013, the Company settled foreign currency forward contracts resulting in an after-tax net gain (loss) of $0.9 million and ($0.6 million), which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2014 and 2013.

At November 30, 2014 and 2013 and August 31, 2014, the Company had outstanding Euro foreign currency forward contracts to sell 29.0 million Euro, 29.1 million Euro and 28.9 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2014 and 2013 and August 31, 2014, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not so designated, changes in fair value are recognized currently in the condensed consolidated statement of operations. At November 30, 2014 and 2013 and August 31, 2014, the Company had $4.3 million, $3.6 million and $4.9 million respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2014 and 2013 and August 31, 2014, respectively.

	November 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,287	$—	$—	$139,287
Derivative assets	—	1,253	—	1,253
Derivative liabilities	—	(87)	—	(87)

	November 30, 2013
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$151,803	$—	$—	$151,803
Derivative assets	—	150	—	150
Derivative liabilities	—	(288)	—	(288)

	August 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$171,842	$—	$—	$171,842
Derivative assets	—	900	—	900
Derivative liabilities	—	(400)	—	(400)

The Company has no long-term debt as of November 30, 2014 and 2013 and August 31, 2014. The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include fixed assets, goodwill, and other intangible assets. There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2014 and 2013.

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

In addition to the source area noted above, the Company has determined that volatile organic compounds also exist under one of the manufacturing buildings on the site. Due to the location, the Company has not yet determined the extent of these compounds or the extent to which they are contributing to groundwater contamination. Based on the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to this affected area, if any, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. During a meeting with the EPA in December 2014, the EPA requested that the Company prepare a feasibility study related to the site, which resulted in a revision to the Company’s remediation timeline. During the first quarter of fiscal 2015, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline of when an approved remediation plan could begin. The Company now intends to complete its current investigation of the soil and groundwater on the site during the first half of calendar 2015. In connection with the development of the feasibility study, the Company will assess revisions to its remediation plan and expects to meet with the EPA in the second half of fiscal 2015 to determine how to proceed.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2014 and 2013 and August 31, 2014:

Environmental Remediation Liabilities
($ in thousands)	November 30,	November 30,	August 31,
Balance Sheet Classification	2014	2013	2014
Other current liabilities	$1,403	$1,516	$1,370
Other noncurrent liabilities	6,475	5,200	5,025

Total environmental remediation liabilities	$7,878	$6,716	$6,395

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2014	November 30, 2013
Product warranty accrual balance, beginning of period	$9,331	$6,695
Liabilities accrued for warranties during the period	983	3,042
Warranty claims paid during the period	(1,140)	(1,115)

Product warranty accrual balance, end of period	$9,174	$8,622

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.1 million and $1.2 million for the three months ended November 30, 2014 and 2013, respectively.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2014 and 2013, respectively:

	Three months ended November 30,
	2014		2013
	# Granted	Weighted Average Grant-Date Fair Value Per Award	# Granted	Weighted Average Grant-Date Fair Value Per Award
Stock options	25,332	$40.66	25,394	$40.42
RSUs	27,621	$80.33	29,619	$74.84
PSUs	12,328	$80.33	13,434	$74.84

The RSUs granted during the three months ended November 30, 2014 and 2013 consisted of 2,808 and 2,977, respectively, of awards that will be settled in cash. The weighted average stock price on the date of grant was $83.53 and $76.39 for 2014 and 2013, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three month periods ended November 30, 2014 and 2013, respectively:

	Grant Year
	2014	2013
Weighted-average dividend yield	1.3%	0.7%
Weighted-average volatility	53.6%	55.2%
Range of risk-free interest rates	2.0%	1.9%
Weighted-average expected lives	7 years	7 years

Note 12 – Industry Segment Information

The Company manages its business activities in two reportable segments: Irrigation and Infrastructure. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. The Company had no single major customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2014 and 2013.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, and filtration solutions. The irrigation reporting segment consists of four operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

Infrastructure - This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment; the manufacture and sale of large diameter steel tubing and railroad signals and structures; and the provision of outsourced manufacturing and production services. The infrastructure reporting segment consists of one operating segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Three months ended
($ in thousands)	November 30, 2014	November 30, 2013
Operating revenues:
Irrigation	$114,716	$129,183
Infrastructure	20,129	18,488

Total operating revenues	$134,845	$147,671

Operating income (loss):
Irrigation (1)	$14,669	$20,311
Infrastructure (1)	2,244	508

Segment operating income (1)	16,913	20,819
Unallocated general and administrative expenses	(5,011)	(4,827)
Interest and other income (expense), net	(241)	(175)

Earnings before income taxes	$11,661	$15,817

Capital Expenditures:
Irrigation	$3,084	$2,228
Infrastructure	565	159

	$3,649	$2,387

Depreciation and Amortization:
Irrigation	$2,486	$2,358
Infrastructure	1,262	1,349

	$3,748	$3,707

(1)	Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the three months ended November 30, 2014. There were no environmental remediation expenses for the three months ended November 30, 2013.

($ in thousands)	November 30, 2014	November 30, 2013	August 31, 2014
Total Assets:
Irrigation	$368,577	$395,981	$407,447
Infrastructure	121,500	125,722	119,104

	$490,077	$521,703	$526,551

Note 13 – Other Current Liabilities

($ in thousands)	November 30, 2014	November 30, 2013	August 31, 2014
Other current liabilities:
Compensation and benefits	$10,769	$11,962	$16,622
Deferred revenues	9,452	5,677	8,979
Warranties	9,174	8,622	9,331
Income tax liabilities	6,090	6,367	8,922
Dealer related liabilities	5,946	6,588	7,103
Customer deposits	4,072	3,392	7,366
Other	15,469	14,524	15,620

Total other current liabilities	$60,972	$57,132	$73,943

Note 14 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended November 30, 2014, the Company repurchased 381,619 shares of common stock for an aggregate purchase price of $30.0 million. During the three months ended November 30, 2013, the Company did not repurchase shares of common stock. The remaining amount available under the repurchase program was $79.0 million as of November 30, 2014.

Note 15 – Acquisitions

On November 4, 2014, the Company entered into a definitive merger agreement to acquire Elecsys Corporation (NASDAQ: ESYS) (“Elecsys”), a provider of machine-to-machine (M2M) technology solutions and custom electronic systems. Under the terms of the merger agreement, the Company will acquire Elecsys for $17.50 per share in cash, for a total purchase price of approximately $70.5 million, which includes the cashing out of Elecsys’ equity compensation awards. The merger agreement has been unanimously approved by both the Company and Elecsys boards of directors. The transaction is subject to customary closing conditions, including the receipt of Elecsys shareholder approval. The Company incurred transactions costs of $0.6 million during the three months ended November 30, 2014.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect information concerning possible or assumed future results of operations and planned financing of the Company. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “project,” “outlook,” “could,” “may,” “should,” or similar expressions generally identify forward-looking statements. The entire section entitled “Executive Overview and Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2014, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2014. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2014.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for three months ended November 30, 2014 were $7.6 million or $0.62 per diluted share compared with $10.2 million or $0.79 per diluted share in the same period of the prior year. Operating margin for the three months ended November 30, 2014 declined to 8.8 percent as compared to 10.8 percent for the three months ended November 30, 2013. The decrease in earnings and operating margins was primarily attributable to lower revenues, which declined 9 percent to $134.8 million from $147.7 million, and higher operating expenses due to a $1.5 million increase in estimated environmental expenses and $0.6 million of acquisition related costs associated with the proposed acquisition of Elecsys Corporation (“Elecsys”). The environmental and acquisition expenses reduced earnings by $0.11 per diluted share on an after tax basis. The primary driver of lower revenue was the irrigation segment, in which sales decreased 11 percent to $114.7 million, as the U.S. irrigation market contraction continued in the quarter as lower commodity prices, uncertainty surrounding renewal of tax incentives, and lower farm incomes affected farmers’ sentiment regarding equipment purchases. Infrastructure revenues increased 9 percent to $20.1 million due to sales increases in the road safety product line, partially offsetting the decline in irrigation revenue.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices - As of November 2014, corn and soybean prices have decreased approximately 12 percent and 25 percent, respectively, compared to the same time last year.

•	Net farm income - As of December 2014, the U.S. Department of Agriculture (USDA) estimated U.S. 2014 net farm income to be $97.3 billion, down 25 percent from USDA’s estimate of U.S. 2013 net farm income of $129.0 billion. The U.S. 2014 net farm income forecast would be the lowest since 2010, but would remain above the 10-year average.

•	Weather conditions – Optimal growing conditions in the United States during 2014 have led to projections of record harvests and contributed to lower crop prices. Drought conditions in the United States drove an increase in equipment purchases in prior years.

•	Governmental policies - A number of governmental laws and regulations can impact the Company’s business, including:

•	The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	In December 2014, certain tax incentives (such as the Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were extended for the 2014 calendar year. The timing of this extension means that the tax incentives are not expected to have a material impact on Company sales.

•	The U.S. government has imposed trade sanctions that could impact irrigation equipment sales to Russia and the Ukraine.

•	The ethanol mandate that increases corn demand continues to be debated with the Environmental Protection Agency (“EPA”). In November 2014, the EPA announced that it will not issue a final renewable fuel standard for 2014 by the end of the year.

•	Currency – The U.S. dollar has strengthened against most currencies and in particular the Russian Ruble. This strengthening could negatively impact the Company’s international sales and margins.

The Company has continued to see sales declines in U.S. irrigation markets as lower commodity prices and farm incomes pressure demand and the pricing environment. While corn prices have seen some rebound over the last few months, they remain well below the peak attained in 2012. The commodity price compression is expected to continue to reduce farm incomes in the coming year. The lower commodity prices and consequentially, lower farm income are expected to reduce U.S. irrigation equipment demand in fiscal 2015. However, it remains difficult to predict until the Company enters its primary selling season and receives more tangible feedback on farmer sentiment and visibility on market demand.

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency, globally. Interest in mechanized irrigation remains positive in most all of the international irrigation markets with many large agricultural projects proceeding as planned. The Company is expanding global capacity with the opening of a factory in Turkey during the second fiscal quarter. While the additional capacity from the plant in Turkey may create some short-term fixed expense absorption pressure, the Company is confident in the incremental profit potential of global expansion plans. Internationally, significant challenges remain in selling into Russia and Ukraine; however, the Company continues to believe in the long-term growth opportunities the region offers and will remain active in the market.

The infrastructure business has continued to improve its profit profile and generated growth in an environment of constrained government spending. In August 2014, the U.S. government enacted a $10.8 billion temporary highway-funding bill to fund highway and bridge projects, the latest in a series of short term funding bills over the last several years. Until and unless a long-term U.S. Highway Bill is passed, uncertainties and limitations on infrastructure growth will continue. In spite of government spending uncertainty, opportunities exist for market share gains in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety. The Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the lack of a long-term U.S. highway bill, and the possibility that a global economic slowdown could impact international projects.

As of November 30, 2014, the Company had an order backlog of $68.3 million compared with $86.6 million at November 30, 2013 and $79.6 million at August 31, 2014. The current and prior year infrastructure order backlog includes a $12.7 million Road Zipper SystemTM order from the Golden Gate Bridge Highway & Transportation District that is expected to be recognized as revenue in fiscal 2015. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2014 compared to the Three Months ended November 30, 2013

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2014 and 2013. It should be read together with the industry segment information in Note 12 to the condensed consolidated financial statements:

	Three months ended		Percent Increase (Decrease)
($ in thousands)	November 30, 2014	November 30, 2013
Consolidated
Operating revenues	$134,845	$147,671	(9%)
Gross profit	$36,914	$40,151	(8%)
Gross margin	27.4%	27.2%

Operating expenses (1)	$25,012	$24,159	4%
Operating income	$11,902	$15,992	(26%)
Operating margin	8.8%	10.8%

Other income, net	$(241)	$(175)	(38%)
Income tax expense	$4,093	$5,583	(27%)
Effective income tax rate	35.1%	35.3%
Net earnings	$7,568	$10,234	(26%)

Irrigation Equipment Segment
Segment operating revenues	$114,716	$129,183	(11%)
Segment operating income (2) (3)	$14,669	$20,311	(28%)
Segment operating margin (2) (3)	12.8%	15.7%

Infrastructure Products Segment
Segment operating revenues	$20,129	$18,488	9%
Segment operating income (2) (3)	$2,244	$508	342%
Segment operating margin (2) (3)	11.1%	2.7%

(1)	Includes $5.0 million and $4.8 million of unallocated general and administrative expenses for the three months ended November 30, 2014 and 2013, respectively.
(2)	Excludes unallocated general and administrative expenses.
(3)	Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the three months ended November 30, 2014. There were no environmental remediation expenses for the three months ended November 30, 2013.

Revenues

Operating revenues for the three months ended November 30, 2014 declined 9 percent to $134.8 million from $147.7 million for the three months ended November 30, 2013 as irrigation revenues decreased $14.5 million partially offset by the $1.6 million increase of infrastructure revenues. The irrigation segment provided 85 percent of the Company’s revenue for the three months ended November 30, 2014 as compared to 87 percent of the same prior year period.

U.S. irrigation revenues for the three months ended November 30, 2014 of $62.7 million decreased $16.6 million or 21 percent from $79.3 million for the three months ended November 30, 2013. The decrease in U.S. irrigation revenues is primarily due to a 27 percent volume decline in the number of irrigation systems sold as compared to the prior year partially offset by modest sales increases in pumping stations and filtration solutions. Lower commodity prices, uncertainty surrounding renewal of tax incentives, and lower farm incomes affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the three months ended November 30, 2014 of $52.0 million increased $2.1 million or 4 percent from $49.9 million for the three months ended November 30, 2013. Revenue increased most notably in the Middle East, South Africa, and Australia offset by decreases in Latin America.

Infrastructure segment revenues for the three months ended November 30, 2014 of $20.1 million increased $1.6 million or 9 percent from $18.5 million for the three months ended November 20, 2013. The increase is primarily due to sales increases in the road safety product line.

Gross Margin

Gross profit for the three months ended November 30, 2014 of $36.9 million decreased 8 percent from $40.2 million for the three months ended November 30, 2013. The decrease in gross profit was primarily due to the decline in sales offset by an increase in gross margin to 27.4 percent for the three months ended November 30, 2014 from 27.2 percent for the three months ended November 30, 2013. Gross margin in irrigation decreased by approximately 1 percentage point and infrastructure gross margins increased by approximately 6 percentage points. Excluding the impact of a higher than normal warranty charge in the prior year, irrigation gross margins decreased by approximately 2.5 percentage points primarily as a result of pricing pressure and increases in input costs. The increase in infrastructure gross margin was primarily due to sales mix and increased leverage on higher sales.

Operating Expenses

The Company’s operating expenses of $25.0 million for the three months ended November 30, 2014 increased by $0.8 million over operating expenses of $24.2 million during the three months ended November 30, 2013. Operating expenses that support regular operating activities decreased by approximately $1.3 million due to reductions in personnel expenses of $0.5 million including incentive compensation, outside services of $0.4 million, and fees associated with the Iraq contract of $0.3 million. These reductions were offset by a $1.5 million increase in estimated environmental expenses and $0.6 million of acquisition related costs associated with the proposed Elecsys Corporation acquisition. The environmental and acquisition expenses reduced earnings by $0.11 per diluted share on an after tax basis. Operating expenses were 18.5 percent of sales for the three months ended November 30, 2014 compared to 16.4 percent of sales for the three months ended November 30, 2013.

Income Taxes

The Company recorded income tax expense of $4.1 million and $5.6 million for the three months ended November 30, 2014 and 2013, respectively. The estimated annual effective income tax rate was 35.1 percent and 35.3 percent for the three months ended November 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $139.3 million at November 30, 2014 compared with $151.8 million at November 30, 2013 and $171.8 million at August 31, 2014. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its revolving credit arrangement described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company’s Capital Allocation Plan outlined below could require the Company to incur debt depending on the size and timing of the share repurchases and potential acquisitions. The Company expects to raise $100 million through a placement of long-term debt over the next several months.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $27.8 million, $27.0 million and $33.1 million as of November 30, 2014 and 2013 and August 31, 2014, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these funds were repatriated.

Net working capital was $231.8 million at November 30, 2014, as compared with $275.9 million at November 30, 2013. Cash provided by operations decreased by $0.2 million compared to the prior year period primarily due to decreased net earnings offset by changes in assets and liabilities.

Cash flows used in investing activities totaled $2.1 million during the three months ended November 30, 2014 compared to $3.3 million used in investing activities during the same prior year period. The decrease primarily resulted from the net proceeds provided by net investment hedges. Capital spending of $3.6 million in fiscal 2015 increased compared to the prior year capital spending of $2.4 million.

Cash flows used in financing activities totaled $34.5 million during the three months ended November 30, 2014 compared to cash flows used in financing activities of $3.2 million during the same prior year period. The increase in cash used in financing activities was primarily related to share repurchases of $30.0 million and dividend increases of $1.6 million.

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

Capital Expenditures and Expansion of International Markets

Capital expenditures for fiscal 2015 are estimated to be approximately $20.0 million to $25.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which is planned to be operational early in calendar 2015 and should accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2015, the Company paid a quarterly cash dividend of $0.27 per common share or $3.3 million to stockholders as compared to $0.13 per common share or $1.7 million in the first quarter of fiscal 2014.

Acquisition

On November 4, 2014, the Company entered into a definitive merger agreement to acquire Elecsys Corporation (NASDAQ: ESYS) (“Elecsys”), a provider of machine-to-machine (M2M) technology solutions and custom electronic systems. Elecsys products and services include remote monitoring and wireless communication technologies to connect industrial equipment in harsh and remote environments, integrating field data with enterprise applications and the emerging industrial Internet of Things. Under the terms of the merger agreement, the Company will acquire Elecsys for $17.50 per share in cash, for a total purchase price of approximately $70.5 million. The parties are targeting a January 2015 closing, subject to customary closing conditions, including the receipt of Elecsys shareholder approval. While the Company has sufficient cash on hand to consummate this acquisition, the Company expects to take advantage of attractive debt market interest rates in support of this acquisition as it continues to execute on its capital allocation plan.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended November 30, 2014, the Company repurchased 381,619 shares of common stock for an aggregate purchase price of $30.0 million. During the three months ended November 30, 2013, the Company did not repurchase any shares of common stock. The remaining amount available under the Company’s repurchase program was $79.0 million as of November 30, 2014.

Credit Facility Agreement

The Company’s wholly-owned subsidiary, Lindsay International Holdings B.V., has an unsecured $5.0 million Credit Facility Agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), which was entered into on August 22, 2014 (the “Credit Facility Agreement”). The borrowings from the Credit Facility Agreement may be used primarily for working capital purposes and funding acquisitions. There were no borrowings outstanding under the Credit Facility Agreement at November 30, 2014. Borrowings under the Credit Facility Agreement bear interest at a rate equal to LIBOR plus 115 basis points (1.30 percent at November 30, 2014). The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Credit Facility Agreement. Unpaid principal and interest is due by August 21, 2015.

Revolving Credit Agreement

The Company has an unsecured $30.0 million Revolving Credit Note and Credit Agreement with Wells Fargo Bank, N.A., which was amended on January 22, 2014 to revise letter of credit expiry dates and cash collateralization procedures (the “Revolving Credit Agreement”). The borrowings under the Revolving Credit Agreement may be used primarily for working capital purposes and funding acquisitions. At November 30, 2014 and 2013, the Company had no outstanding borrowings under the Revolving Credit Agreement. The amount of borrowings available at any time under the Revolving Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At November 30, 2014, the Company had the ability to borrow up to $24.6 million under this facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Agreement bear interest at a rate equal to LIBOR plus 90 basis points (1.05 percent at November 30, 2014), subject to adjustment as set forth in the Revolving Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Agreement. Unpaid principal and interest is due by February 13, 2016.

Each of the Credit Facility Agreement and the Revolving Credit Agreement contains certain covenants relating primarily to the Company’s financial condition. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2014 and 2013, the Company was in compliance with all loan covenants.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2014.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2014.

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

ITEM 1A – Risk Factors

Except for the addition of the risk factor listed below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2014.

Recent volatility in global markets with respect to currency exchange rates, commodity prices including market prices for grain and oil, and future potential changes in interest rates can adversely affect the Company’s sales, operating margins and the competitiveness of the Company’s products.

The Company conducts operations in a variety of locations around the world, which means that market fluctuations in currencies, commodities and interest rates can affect demand for the Company’s products and the cost of production. These factors all impact end customers’ purchase decisions and are therefore interconnected, making it difficult to predict how any single factor might impact customers’ decisions to purchase the Company’s products.

Foreign Currency Exchange Rates. For the fiscal year ended August 31, 2014, approximately 39 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Most of the Company’s international sales involve some level of export from the U.S., either of components or completed products. The strengthening of the U.S. dollar and/or the weakening of local currencies can increase the cost of the Company’s products in those foreign markets. The impact of these changes can make these products less competitive relative to local producing competitors and, in extreme cases, can result in the Company’s products not being cost-effective for customers. As a result, the Company’s international sales and profit margins could decline.

Grain Pricing. Changes in grain prices can impact the return on investment of the Company’s products. Grain prices are influenced by both global and local markets. The primary benefit of many of the Company’s irrigation products is to increase grain yields and the resulting revenue for farmers. As grain prices decline, the breakeven point of incremental production can also decline, reducing or eliminating the profit and return on investment from the purchase of the Company’s products. As a result, changes in grain prices can significantly impact the Company’s sales levels in the U.S. and international markets.

Oil Pricing. The recent decline in oil prices could impact the Company’s irrigation markets, either by negatively affecting the bio-fuels market or by reducing government revenues of oil producing countries that purchase or subsidize the purchase of irrigation equipment. Bio-fuels production is a significant source of grain demand in the U.S. and certain international markets. While ethanol production levels are currently mandated within the U.S., continued losses for ethanol producing companies could reduce the demand for grains. In addition, a number of ethanol producers in the U.S. are cooperatives partially owned by farmers. Reduced profit of ethanol production could reduce income for farmers which could, in turn, reduce the demand for irrigation equipment. Finally, the reduction of government revenues from oil production in international markets, for example in the Middle East and Russia, could reduce funding available for agricultural equipment purchases. Lower oil prices could also adversely affect local currency strength. Each of these factors could reduce demand for the Company’s products.

Interest Rates. Interest rates globally are at historically low levels. It is expected that at some point global interest rates will increase, potentially very quickly in the U.S., as the economy improves. An increase in interest rates will make it more difficult for end customers to cost-effectively fund the purchase of new equipment, which could reduce the Company’s sales.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended November 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
September 1, 2014 to September 30, 2014	170,640	$75.55	170,640	$96,049
October 1, 2014 to October 31, 2014	140,788	$78.47	140,788	$85,001
November 1, 2014 to November 30, 2014	70,191	$86.14	70,191	$78,955

Total	381,619	$78.57	381,619	$78,955

(1)	On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. On July 25, 2014, the Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2015 Plan Year. † **

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of January 2015.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

