Form 10-Q
period 2015-02-28
LINDSAY CORP
filed 2015-03-26
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 20, 2015, 11,807,786 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Operating revenues	$141,089	$152,804	$275,934	$300,475
Cost of operating revenues	101,533	110,132	199,464	217,652

Gross profit	39,556	42,672	76,470	82,823

Operating expenses:
Selling expense	10,231	9,534	19,648	19,290
General and administrative expense	11,680	9,354	24,551	21,097
Engineering and research expense	3,109	2,871	5,833	5,531

Total operating expenses	25,020	21,759	50,032	45,918

Operating income	14,536	20,913	26,438	36,905

Other income (expense):
Interest expense	(209)	(56)	(280)	(95)
Interest income	162	157	334	292
Other expense, net	(351)	(225)	(693)	(496)

Earnings before income taxes	14,138	20,789	25,799	36,606

Income tax expense	5,143	7,339	9,236	12,922

Net earnings	$8,995	$13,450	$16,563	$23,684

Earnings per share:
Basic	$0.75	$1.04	$1.37	$1.84
Diluted	$0.75	$1.04	$1.36	$1.83

Shares used in computing earnings per share:
Basic	11,982	12,910	12,103	12,899
Diluted	12,008	12,942	12,141	12,947

Cash dividends declared per share	$0.270	$0.260	$0.540	$0.390

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net earnings	$8,995	$13,450	$16,563	$23,684

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	32	28	64	56
Foreign currency translation adjustment, net of hedging activities and tax	(4,298)	(25)	(8,271)	852

Total other comprehensive (loss) income, net of tax expense (benefit) of $1,181, ($237), $1,737 and ($595)	(4,266)	3	(8,207)	908

Total comprehensive income	$4,729	$13,453	$8,356	$24,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2015	February 28, 2014	August 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$167,165	$165,509	$171,842
Receivables, net of allowance of $2,517, $3,520, and $2,857, respectively	93,293	111,211	94,135
Inventories, net	82,263	80,994	71,696
Deferred income taxes	16,224	13,916	17,714
Other current assets	21,936	18,216	18,671

Total current assets	380,881	389,846	374,058

Property, plant and equipment:
Cost	175,538	158,948	169,696
Less accumulated depreciation	(99,875)	(93,502)	(97,239)

Property, plant and equipment, net	75,663	65,446	72,457

Intangibles, net	53,900	34,084	31,980
Goodwill	74,808	37,282	37,021
Other noncurrent assets, net of allowance of $2,007, $0, and $2,000, respectively	13,528	3,961	11,035

Total assets	$598,780	$530,619	$526,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,293	$53,954	$42,424
Other current liabilities	59,030	54,204	73,943

Total current liabilities	109,323	108,158	116,367

Pension benefits liabilities	6,460	6,202	6,600
Long-term debt	117,270	—	—
Deferred income taxes	20,940	13,975	12,992
Other noncurrent liabilities	8,846	7,590	7,945

Total liabilities	262,839	135,925	143,904

Shareholders’ Equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,675, 18,633, and 18,636 shares issued at February 28, 2015 and 2014 and August 31, 2014, respectively	18,675	18,633	18,636
Capital in excess of stated value	53,618	50,794	52,866
Retained earnings	455,439	424,241	445,366
Less treasury stock - at cost, 6,802, 5,777, and 6,196 shares at February 28, 2015 and 2014 and August 31, 2014, respectively	(181,383)	(97,566)	(132,020)
Accumulated other comprehensive loss, net	(10,408)	(1,408)	(2,201)

Total shareholders’ equity	335,941	394,694	382,647

Total liabilities and shareholders’ equity	$598,780	$530,619	$526,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,563	$23,684
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,017	7,384
Asset impairment	270	—
Provision for uncollectible accounts receivable	418	618
Deferred income taxes	28	(2,696)
Share-based compensation expense	2,051	2,191
Other, net	3,381	250
Changes in assets and liabilities:
Receivables	(4,439)	9,010
Inventories	(3,583)	(12,192)
Other current assets	(2,647)	(2,400)
Accounts payable	9,778	11,422
Other current liabilities	(8,744)	(5,410)
Current income taxes payable	(6,987)	(168)
Other noncurrent assets and liabilities	1,478	754

Net cash provided by operating activities	15,584	32,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,576)	(5,353)
Acquisition of business, net of cash acquired	(67,176)	—
Proceeds from settlement of net investment hedges	3,310	280
Payments for settlement of net investment hedges	(329)	(1,846)
Other investing activities, net	(2,554)	35

Net cash used in investing activities	(73,325)	(6,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	66	371
Common stock withheld for payroll tax withholdings	(1,703)	(2,027)
Proceeds from issuance of long-term debt	115,000	—
Principal payments on long-term debt	(16)	—
Issuance costs related to debt	(679)	—
Excess tax benefits from share-based compensation	510	695
Repurchase of common shares	(49,363)	(6,605)
Dividends paid	(6,490)	(5,023)

Net cash provided by (used in) financing activities	57,325	(12,589)

Effect of exchange rate changes on cash and cash equivalents	(4,261)	608

Net change in cash and cash equivalents	(4,677)	13,582
Cash and cash equivalents, beginning of period	171,842	151,927

Cash and cash equivalents, end of period	$167,165	$165,509

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

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2015 and 2014:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Numerator:
Net earnings	$8,995	$13,450	$16,563	$23,684
Denominator:
Weighted average shares outstanding	11,982	12,910	12,103	12,899
Diluted effect of stock awards	26	32	38	48

Weighted average shares outstanding assuming dilution	12,008	12,942	12,141	12,947

Basic net earnings per share	$0.75	$1.04	$1.37	$1.84
Diluted net earnings per share	$0.75	$1.04	$1.36	$1.83

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

	Three months ended February 28,		Six months ended February 28,
Units and options in thousands	2015	2014	2015	2014
Restricted stock units	2	2	6	6
Stock options	50	47	54	40

Note 4 – Acquisitions

On January 22, 2015, the Company completed a merger in which Elecsys Corporation, a provider of machine-to-machine (M2M) technology solutions and custom electronic systems (formerly NASDAQ: ESYS) (“Elecsys”), was merged with a wholly-owned subsidiary of the Company. The Company paid $17.50 per share of Elecsys common stock outstanding (including cashing out of Elecsys equity compensation awards) for total merger cash consideration of $67.2 million, net of cash acquired of $3.4 million.

The Elecsys business capabilities will facilitate the Company’s development of efficient solutions for irrigation and other water uses as well as adjacent product lines and technologies. As part of the integration of Elecsys with the Company’s irrigation business, the Company is closing the Digitec, Inc. manufacturing facility in Milford, Nebraska and consolidating the electronics manufacturing operations with Elecsys. For the three and six months ended February 28, 2015, the Company incurred acquisition-related costs (including transaction and integration expenses) of $1.0 million and $1.5 million, respectively, which were included in general and administrative expenses on the condensed consolidated statement of operations.

The allocation of the consideration among the Elecsys assets acquired and liabilities assumed is considered preliminary because the appraisals of the identifiable assets acquired and liabilities assumed, including loss contingencies for shareholder litigation and tax liabilities remain open. The following table summarizes the merger consideration paid for Elecsys and the preliminary allocation of fair value of the assets acquired and liabilities assumed at the acquisition date.

$ in thousands	Amount
Cash and cash equivalents	$3,401
Receivables	2,006
Inventories	8,467
Other current assets	1,527
Property and equipment	6,457
Intangible assets	24,850
Goodwill	38,791
Other long-term assets	41
Accounts payable and accrued liabilities	(2,762)
Current and long-term debt	(2,478)
Other long-term liabilities	(9,723)

Total cash consideration	70,577
Less cash acquired	(3,401)

Total cash consideration, net of cash acquired	67,176
Add current and long-term debt assumed	2,478

Total purchase price	$69,654

The following table summarizes the identifiable intangible assets at fair value.

$ in thousands	Weighted Average Useful Life in Years	Fair Value of Identifiable Asset
Intangible assets:
Customer relationships	11.5	$13,570
Tradenames	19.7	6,030
Developed technology (proprietary)	14.7	4,420
Non-compete agreements	4.5	430
Backlog	0.4	400

Total intangible assets	13.7	$24,850

Goodwill related to the acquisition of Elecsys primarily relates to intangible assets that do not qualify for separate recognition, including the experience and knowledge of Elecsys management, its assembled workforce, and its intellectual capital and specialization with M2M communication technology solutions, data acquisition and management systems, and custom electronic equipment. Goodwill recorded in connection with this acquisition is included in the irrigation reporting segment and is non-deductible for income tax purposes. Pro forma information related to this acquisition was not included because the impact on the Company’s consolidated financial statements was not considered to be material.

Note 5 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and six months ended February 28, 2015 and 2014.

The Company recorded income tax expense of $5.1 million and $7.3 million for the three months ended February 28, 2015 and 2014, respectively. The Company recorded income tax expense of $9.2 million and $12.9 million for the six months ended February 28, 2015 and 2014, respectively. The estimated annual effective income tax rate was 35.8 percent and 35.3 percent for the year-to-date periods ended February 28, 2015 and 2014, respectively. The increase in the estimated annual effective income tax rate from February 2014 to February 2015 primarily relates to incremental increases in taxes due to the earnings mix among jurisdictions.

Note 6 – Inventories

Inventories consisted of the following as of February 28, 2015, February 28, 2014 and August 31, 2014:

	February 28,	February 28,	August 31,
($ in thousands)	2015	2014	2014
Raw materials and supplies	$24,724	$19,614	$19,953
Work in process	7,421	7,722	9,990
Finished goods and purchased parts	57,472	59,928	48,300

Total inventory value before LIFO adjustment	89,617	87,264	78,243
Less adjustment to LIFO value	(7,354)	(6,270)	(6,547)

Inventories, net	$82,263	$80,994	$71,696

Note 7 – Credit Arrangements

Senior Notes

On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of its unsecured 3.82 percent Senior Notes, Series A, entirely due and payable on February 19, 2030 (the “Senior Notes”). Borrowings under the Senior Notes are unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including its Amended Credit Agreement and Rabobank Credit Facility described below. Interest is payable semi-annually at an annual rate of 3.82 percent. The Company intends to use the proceeds of the sale of the Senior Notes for general corporate purposes, including for acquisitions, dividends and share repurchases.

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At February 28, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 28, 2015, the Company had the ability to borrow up to $44.0 million under this facility, after consideration of outstanding standby letters of credit of $6.0 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.07 percent at February 28, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including the Senior Notes and its Rabobank Credit Facility. Unpaid principal and interest is due by February 18, 2018.

Rabobank Credit Facility

The Company’s wholly-owned subsidiary, Lindsay International Holdings B.V., has an unsecured $5.0 million Credit Facility Agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), which was entered into on August 22, 2014 (the “Rabobank Credit Facility”). The borrowings from the Rabobank Credit Facility may be used primarily for working capital purposes and funding acquisitions. Borrowings under the Rabobank Credit Facility will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including the Senior Notes and its Amended Credit Facility. There were no borrowings outstanding under the Rabobank Credit Facility at February 28, 2015. Borrowings under the Rabobank Credit Facility bear interest at a variable rate equal to LIBOR plus 115 basis points (1.32 percent at February 28, 2015). The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Rabobank Credit Facility. Unpaid principal and interest is due by August 21, 2015.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2015 and 2014 and August 31, 2014, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation (See Note 4) has outstanding $2.5 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.95 percent as of February 28, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	February 28,	February 28,	August 31,
($ in thousands)	2015	2014	2014
Senior Notes	$115,000	$—	$—
Elecsys Series A Bonds	2,462	—	—
Rabobank Credit Facility	—	—	—
Credit Facility Agreement	—	—	—
Less current portion	(192)	—	—

Total long-term debt	$117,270	$—	$—

Principal payments due on the long-term debt are as follows:

Due within:	$ in thousands
1 year	$192
2 years	193
3 years	197
4 years	201
5 years	205
Thereafter	116,474

$117,462

Note 8 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 28, 2015, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		February 28,	February 28,	August 31,
($ in thousands)	Balance Sheet Classification	2015	2014	2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3,230	$59	$900
Foreign currency forward contracts	Other current liabilities	(278)	(172)	(240)

Total derivatives designated as hedging instruments		$2,952	$(113)	$660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$181	$—	$—
Foreign currency forward contracts	Other current liabilities	(115)	(106)	(160)

Total derivatives not designated as hedging instruments		$66	$(106)	$(160)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $5.2 million, $1.1 million and $2.0 million at February 28, 2015 and 2014 and August 31, 2014, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ in thousands)	2015	2014	2015	2014
Foreign currency forward contracts, net of tax expense (benefit) of $1,315, ($196), $2,048 and ($599)	$2,068	$(245)	$3,213	$(940)

For the three months ended February 28, 2015 and 2014, the Company settled foreign currency forward contracts resulting in an after-tax net gain (loss) of $0.9 million and ($0.4 million), which were included in other comprehensive income as part of a currency translation adjustment. For the six months ended February 28, 2015 and 2014, the Company settled foreign currency forward contracts resulting in an after-tax net gain (loss) of $1.8 million and ($0.9 million), which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2015 and 2014.

At February 28, 2015 and 2014 and August 31, 2014, the Company had outstanding Euro foreign currency forward contracts to sell 29.0 million Euro, 28.9 million Euro and 28.9 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2015 and 2014 and August 31, 2014, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

For derivative contracts in which the Company does not elect hedge accounting treatment, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value through earnings in the condensed consolidated statement of operations. The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables. At February 28, 2015 and 2014 and August 31, 2014, the Company had $5.8 million, $5.2 million and $4.9 million respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2015 and 2014 and August 31, 2014, respectively. There were no transfers between any levels for the periods presented.

	February 28, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$167,165	$—	$—	$167,165
Derivative assets	—	3,411	—	3,411
Derivative liabilities	—	(393)	—	(393)

	February 28, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,509	$—	$—	$165,509
Derivative assets	—	59	—	59
Derivative liabilities	—	(278)	—	(278)

	August 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$171,842	$—	$—	$171,842
Derivative assets	—	900	—	900
Derivative liabilities	—	(400)	—	(400)

As part of the integration of Elecsys with the Company’s irrigation business, the Company is closing the Digitec, Inc. manufacturing facility in Milford, Nebraska and consolidating the electronics manufacturing operations with Elecsys. For the three and six months ended February 28, 2015, the Company incurred charges of $0.3 million on the discontinuance of the Digitec trade name and $0.2 million on the abandonment of certain Digitec fixed assets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2014.

Note 10 – Commitments and Contingencies

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. During a meeting with the EPA in December 2014, the EPA requested that the Company prepare a feasibility study related to the site, which resulted in a revision to the Company’s remediation timeline. In November 2014, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline of when an approved remediation plan could begin. The Company now intends to complete its current investigation of the soil and groundwater on the site during calendar 2015. In connection with the development of the feasibility study, the Company will assess revisions to its remediation plan and expects to meet with the EPA in the first half of calendar 2016 to determine how to proceed.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2015 and 2014 and August 31, 2014:

Environmental Remediation Liabilities
($ in thousands)	February 28,	February 28,	August 31,
Balance Sheet Classification	2015	2014	2014
Other current liabilities	$1,222	$1,346	$1,370
Other noncurrent liabilities	6,475	5,200	5,025

Total environmental remediation liabilities	$7,697	$6,546	$6,395

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	February 28,	February 28,
($ in thousands)	2015	2014
Product warranty accrual balance, beginning of period	$9,174	$8,622
Liabilities accrued for warranties during the period	361	703
Warranty claims paid during the period	(1,068)	(908)

Product warranty accrual balance, end of period	$8,467	$8,417

	Six months ended
	February 28,	February 28,
($ in thousands)	2015	2014
Product warranty accrual balance, beginning of period	$9,331	$6,695
Liabilities accrued for warranties during the period	1,344	$3,745
Warranty claims paid during the period	(2,208)	$(2,023)

Product warranty accrual balance, end of period	$8,467	$8,417

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $1.0 million for the three months ended February 28, 2015 and 2014, respectively. Share-based compensation expense was $2.1 million and $2.2 million for the six months ended February 28, 2015 and 2014, respectively

During the second quarter of fiscal 2015, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $84.99 per share, which resulted in a total of 6,520 RSUs being granted. These RSUs are scheduled to become fully vested on November 1, 2015 and were issued from the Company’s 2010 Long-Term Incentive Plan.

Note 13 – Other Current Liabilities

	February 28,	February 28,	August 31,
($ in thousands)	2015	2014	2014
Other current liabilities:
Compensation and benefits	$13,437	$13,299	$16,622
Customer deposits	8,520	5,611	7,366
Warranties	8,467	8,417	9,331
Deferred revenues	5,846	6,525	8,979
Dealer related liabilities	5,056	6,749	7,103
Income tax payable	3,936	3,100	8,922
Other	13,768	10,503	15,620

Total other current liabilities	$59,030	$54,204	$73,943

Note 14 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. The Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and six months ended February 28, 2015, the Company repurchased 224,307 shares and 605,926 shares, respectively, of common stock for an aggregate purchase price of $19.4 million and $49.4 million, respectively. During the three and six months ended February 28, 2014, the Company repurchased 78,520 shares of common stock for an aggregate purchase price of $6.6 million. The remaining amount available under the repurchase program was $59.6 million as of February 28, 2015.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: Irrigation and Infrastructure. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. The Company had no single major customer who represented 10 percent or more of its total revenues during the three and six months ended February 28, 2015 and 2014.

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

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
($ in thousands)	2015	2014	2015	2014
Operating revenues:
Irrigation	$108,331	$135,884	$223,047	$265,067
Infrastructure	32,758	16,920	52,887	35,408

Total operating revenues	$141,089	$152,804	$275,934	$300,475

Operating income:
Irrigation (1)	$11,942	$24,548	$26,611	$44,859
Infrastructure (1)	7,274	6	9,518	514

Segment operating income (1)	19,216	24,554	36,129	45,373
Unallocated general and administrative expenses	(4,680)	(3,641)	(9,691)	(8,468)
Interest and other expense, net	(398)	(124)	(639)	(299)

Earnings before income taxes	$14,138	$20,789	$25,799	$36,606

Capital Expenditures:
Irrigation	$2,381	$2,709	$5,465	$4,937
Infrastructure	546	257	1,111	416

	$2,927	$2,966	$6,576	$5,353

Depreciation and Amortization:
Irrigation	$3,039	$2,341	$5,525	$4,699
Infrastructure	1,230	1,336	2,492	2,685

	$4,269	$3,677	$8,017	$7,384

(1)	Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the six months ended February 28, 2015. There were no environmental remediation expenses for the three months ended February 28, 2015 or the three and six months ended February 28, 2014.

	February 28,	February 28,	August 31,
($ in thousands)	2015	2014	2014
Total Assets:
Irrigation	$477,642	$404,828	$407,447
Infrastructure	121,138	125,791	119,104

	$598,780	$530,619	$526,551

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2014. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three and six months ended February 28, 2015.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for the three months ended February 28, 2015 were $9.0 million or $0.75 per diluted share compared with $13.5 million or $1.04 per diluted share in the same period of the prior year. Operating margin for the three months ended February 28, 2015 declined to 10.3 percent as compared to 13.7 percent for the three months ended February 28, 2014. The decrease in earnings and operating margins was primarily attributable to lower revenues, which declined 8 percent to $141.1 million from $152.8 million, and higher operating expenses of $3.3 million.

The primary driver of lower revenue was the irrigation segment, in which sales decreased 20 percent to $108.3 million, as lower commodity prices and reduced farm income have driven the reduction in the U.S. irrigation market, causing a dampening of farmer sentiment regarding investments. Infrastructure revenues increased 94 percent to $32.8 million primarily due to the completion of the $12.7 million Road Zipper SystemTM project for the Golden Gate Bridge and sales increases in the road safety product line. The strengthening of the U.S. dollar against the value of other currencies, including the Euro, Brazilian real, South African rand, Australian dollar and the Russian ruble negatively affected revenues by $3.0 million for the three months ended February 28, 2015. As the foreign currency translation also impacted costs and expenses, the currency translation only impacted operating income by $0.1 million or 1 percent of total Company operating income for the three months ended February 28, 2015.

The Company also executed several significant transactions designed to contribute to the Company’s long-term strategies. In January 2015, the Company completed the acquisition of Elecsys Corporation and has begun the integration and planned consolidation of electronics manufacturing operations. In February 2015, the Company completed a $115 million private placement of debt to improve the Company’s capital structure and position the Company for additional growth through acquisitions and other initiatives in driving improved returns for shareholders. The Company will incur interest expense on the long-term debt of $4.4 million annually with the interest to be paid semi-annually.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices - As of February 2015, corn and soybean prices have decreased approximately 20 to 25 percent compared to the same time last year.

•	Net farm income - As of February 2015, the U.S. Department of Agriculture (USDA) estimated U.S. 2015 net farm income to be $73.6 billion, down 32 percent from USDA’s estimate of U.S. 2014 net farm income of $108.0 billion.

•	Weather conditions - Favorable growing conditions in the United States during 2014 led to record harvests that contributed to lower crop prices. In prior years, drought conditions in the United States drove an increase in equipment purchases.

•	Governmental policies - A number of governmental laws and regulations can impact the Company’s business, including:

•	The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	In December 2014, certain tax incentives (such as the Section 179 income tax deduction and bonus depreciation) that encourage equipment purchases were extended for the 2014 calendar year. The timing of this extension means that the tax incentives did not significantly benefit Company sales in 2014. In addition, the incentive was not extended into 2015 and therefore will not benefit current sales.

•	The U.S. government has imposed trade sanctions that could impact irrigation equipment sales to Russia and the Ukraine.

•	The ethanol mandate that increases corn demand continues to be debated with the Environmental Protection Agency (“EPA”). As of February 2015, the EPA has not issued the blending standard and biofuel levels for 2015 requirements. It is expected the EPA will issue the levels for 2014-2016 in 2015.

•	Currency - The U.S. dollar has strengthened against most currencies including the Euro, Brazilian real, South African rand, Australian dollar and the Russian ruble. This strengthening could negatively impact the Company’s international sales and margins.

As the Company progresses through the primary selling season, the irrigation equipment market remains constrained. The Company has continued to see sales declines in U.S. irrigation markets as lower commodity prices and farm income put downward pressure on demand and pricing. While competitive pricing pressure remains, it does not appear to have worsened, other than becoming more prevalent on large international project bidding. The lower commodity prices and consequentially, lower farm income are expected to reduce U.S. irrigation equipment demand in fiscal 2015.

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency, globally. The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015. While the additional capacity from the plant in Turkey may create some short-term fixed expense absorption pressure, the Company is confident in the incremental profit potential of global expansion plans. Internationally, significant challenges remain in selling into Russia and Ukraine; however, the Company continues to believe in the long-term growth opportunities the region offers and will remain active in the market.

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

As of February 28, 2015, the Company had an order backlog of $74.3 million compared with $89.3 million at February 28, 2014 and $79.6 million at August 31, 2014. The backlog at February 28, 2015 includes $7.9 million of backlog from Elecsys Corporation. The backlog at February 28, 2014 and August 31, 2014 included a $12.7 million Road Zipper SystemTM order from the Golden Gate Bridge Highway & Transportation District that was recognized as revenue in fiscal 2015. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended February 28, 2015 compared to the Three Months ended February 28, 2014

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2015 and 2014. It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,	February 28,	Increase
($ in thousands)	2015	2014	(Decrease)
Consolidated
Operating revenues	$141,089	$152,804	(8%)
Gross profit	$39,556	$42,672	(7%)
Gross margin	28.0%	27.9%

Operating expenses (1)	$25,020	$21,759	15%
Operating income	$14,536	$20,913	(30%)
Operating margin	10.3%	13.7%

Other income, net	$(398)	$(124)	221%
Income tax expense	$5,143	$7,339	(30%)
Effective income tax rate	36.4%	35.3%
Net earnings	$8,995	$13,450	(33%)

Irrigation Equipment Segment
Segment operating revenues	$108,331	$135,884	(20%)
Segment operating income (2)	$11,942	$24,548	(51%)
Segment operating margin (2)	11.0%	18.1%

Infrastructure Products Segment
Segment operating revenues	$32,758	$16,920	94%
Segment operating income (2)	$7,274	$6	121133%
Segment operating margin (2)	22.2%	0.0%

(1)	Includes $4.7 million and $3.6 million of unallocated general and administrative expenses for the three months ended February 28, 2015 and 2014, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended February 28, 2015 declined 8 percent to $141.1 million from $152.8 million for the three months ended February 28, 2014 as irrigation revenues decreased $27.6 million partially offset by the $15.9 million increase of infrastructure revenues. Foreign currency translation as compared to the prior year reduced operating revenues by $3.0 million for the three months ended February 28, 2015 and had a nominal impact to net earnings. The irrigation segment provided 77 percent of the Company’s revenue for the three months ended February 28, 2015 as compared to 89 percent of the same prior year period.

U.S. irrigation revenues for the three months ended February 28, 2015 of $68.0 million, which includes $3.5 million of revenues from Elecsys Corporation, decreased $24.8 million or 27 percent from $92.8 million for the three months ended February 28, 2014. The decrease in U.S. irrigation revenues is primarily due to a 32 percent volume decline in the number of irrigation systems sold as compared to the prior year. Lower commodity prices and lower farm incomes affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the three months ended February 28, 2015 of $40.3 million decreased $2.8 million or 6 percent from $43.1 million for the three months ended February 28, 2014. Foreign currency translation as compared to the prior year reduced international irrigation revenues by $2.5 million for the three months ended February 28, 2015. Revenue decreased most notably in the Middle East, Europe, and Russia offset by increases in Australia.

Infrastructure segment revenues for the three months ended February 28, 2015 of $32.8 million increased $15.9 million or 94 percent from $16.9 million for the three months ended February 28, 2014. The increase is primarily due to sales increases in Road Zipper SystemsTM and the road safety product line. The Company recognized $12.7 million of revenues for the three months ended February 28, 2015 related to a Road Zipper SystemTM completed for the Golden Gate Bridge.

Gross Margin

Gross profit for the three months ended February 28, 2015 of $39.6 million decreased 7 percent from $42.7 million for the three months ended February 28, 2014. The decrease in gross profit was primarily due to the decline in sales partially offset by an increase in gross margin to 28.0 percent for the three months ended February 28, 2015 from 27.9 percent for the three months ended February 28, 2014. Gross margin in irrigation decreased by approximately 3 percentage points primarily as a result of pricing pressure, cost deleverage from lower sales and a higher mix of international sales. Infrastructure gross margins increased by approximately 14 percentage points due to sales mix increases in Road Zipper SystemsTM and road safety product sales.

Operating Expenses

The Company’s operating expenses of $25.0 million for the three months ended February 28, 2015 increased by $3.3 million over operating expenses in the prior year. The increase in operating expenses includes $1.0 million of Elecsys Corporation operating expenses, $1.0 million of acquisition and integration expenses, $0.7 million in incremental health benefit costs, and $0.3 million of commissions related to increased infrastructure project sales. Operating expenses were 17.7 percent of sales for the three months ended February 28, 2015 compared to 14.2 percent of sales for the three months ended February 28, 2014.

Income Taxes

The Company recorded income tax expense of $5.1 million and $7.3 million for the three months ended February 28, 2015 and 2014, respectively. The effective income tax rate was 36.4 percent and 35.3 percent for the three months ended February 28, 2015 and 2014, respectively. The increase in the effective income tax rate from February 2014 to February 2015 primarily relates to incremental increases in taxes due to the earnings mix among jurisdictions.

For the Six Months ended February 28, 2015 compared to the Six Months ended February 28, 2014

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 28, 2015 and 2014. It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Six months ended		Percent
	February 28,	February 28,	Increase
$ in thousands	2015	2014	(Decrease)
Consolidated
Operating revenues	$275,934	$300,475	(8%)
Gross profit	$76,470	$82,823	(8%)
Gross margin	27.7%	27.6%

Operating expenses (1)	$50,032	$45,918	9%
Operating income	$26,438	$36,905	(28%)
Operating margin	9.6%	12.3%

Other (expense) income, net	$(639)	$(299)	114%
Income tax expense	$9,236	$12,922	(29%)
Effective income tax rate	35.8%	35.3%
Net earnings	$16,563	$23,684	(30%)

Irrigation Equipment Segment
Segment operating revenues	$223,047	$265,067	(16%)
Segment operating income (2) (3)	$26,611	$44,859	(41%)
Segment operating margin (2) (3)	11.9%	16.9%

Infrastructure Products Segment
Segment operating revenues	$52,887	$35,408	49%
Segment operating income (2) (3)	$9,518	$514	1752%
Segment operating margin (2) (3)	18.0%	1.5%

(1)	Includes $9.7 million and $8.5 million of unallocated general and administrative expenses for the six months ended February 28, 2015 and 2014, respectively.
(2)	Excludes unallocated general and administrative expenses.
(3)	Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the six months ended February 28, 2015. There were no environmental remediation expenses for the six months ended February 28, 2014.

Revenues

Operating revenues for the six months ended February 28, 2015 declined 8 percent to $275.9 million from $300.5 million for the six months ended February 28, 2014 as irrigation revenues decreased $42.1 million partially offset by the $17.5 million increase of infrastructure revenues. Foreign currency translation as compared to the prior year reduced operating revenues by $5.6 million for the six months ended February 28, 2015 and had a nominal impact to net earnings. The irrigation segment provided 81 percent of the Company’s revenue for the six months ended February 28, 2015 as compared to 88 percent of the same prior year period.

U.S. irrigation revenues for the six months ended February 28, 2015 of $129.1 million, which includes $3.5 million of revenues from the newly acquired Elecsys Corporation, decreased $43.5 million or 25 percent from $172.6 million for the six months ended February 28, 2014. The decrease in U.S. irrigation revenues is primarily due to a 30 percent volume decline in the number of irrigation systems sold as compared to the prior year. Lower commodity prices and lower farm incomes affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the six months ended February 28, 2015 of $93.9 million increased $1.4 million or 2 percent from $92.5 million for the six months ended February 28, 2014. Foreign currency translation as compared to the prior year reduced international irrigation revenues by $4.7 million for the six months ended February 28, 2015. Revenue increased most notably in Australia, Africa, and Canada partially offset by decreases in Latin America and Europe.

Infrastructure segment revenues for the six months ended February 28, 2015 of $52.9 million increased $17.5 million or 49 percent from $35.4 million for the six months ended February 28, 2014. The increase is primarily due to sales increases in Road Zipper SystemsTM and the road safety product line. The Company recognized $12.7 million of revenues for the six months ended February 28, 2015 related to a Road Zipper SystemTM completed for the Golden Gate Bridge.

Gross Margin

Gross profit for the six months ended February 28, 2015 of $76.5 million decreased 8 percent from $82.8 million for the six months ended February 28, 2014. The decrease in gross profit was primarily due to the decline in sales partially offset by an increase in gross margin to 27.7 percent for the six months ended February 28, 2015 from 27.6 percent for the six months ended February 28, 2014. Gross margin in irrigation decreased by approximately 2 percentage points primarily as a result of pricing pressure, cost deleverage from lower sales and a higher mix of international sales. Infrastructure gross margins increased by approximately 11 percentage points due to sales mix increases in Road Zipper SystemsTM and road safety product sales.

Operating Expenses

The Company’s operating expenses of $50.0 million for the six months ended February 28, 2015 increased by $4.1 million over operating expenses of $45.9 million during the six months ended February 28, 2014. The increase in operating expenses includes $1.5 million increase in estimated environmental expenses, $1.5 million of acquisition and integration expenses, and $1.0 million of Elecsys Corporation operating expenses. Operating expenses were 18.1 percent of sales for the six months ended February 28, 2015 compared to 15.3 percent of sales for the six months ended February 28, 2014.

Income Taxes

The Company recorded income tax expense of $9.2 million and $12.9 million for the six months ended February 28, 2015 and 2014, respectively. The estimated annual effective income tax rate was 35.8 percent and 35.3 percent for the six months ended February 28, 2015 and 2014, respectively. The increase in the estimated annual effective income tax rate from February 2014 to February 2015 primarily relates to incremental increases in taxes due to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $167.2 million at February 28, 2015 compared with $165.5 million at February 28, 2014 and $171.8 million at August 31, 2014. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $27.3 million, $28.6 million and $33.1 million as of February 28, 2015 and 2014 and August 31, 2014, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these funds were repatriated.

Net working capital was $271.6 million at February 28, 2015, as compared with $281.7 million at February 28, 2014 and $257.7 million at August 31, 2014. Cash provided by operations decreased by $16.9 million compared to the prior year period primarily due to $7.1 million of decreased net earnings and $13.4 million change in receivables due to the timing of collections on large international sales projects in the prior year.

Cash flows used in investing activities totaled $73.3 million during the six months ended February 28, 2015 compared to $6.9 million used in investing activities during the same prior year period. The increase primarily resulted from the acquisition of Elecsys Corporation for $67.2 million in fiscal 2015, which is net of cash acquired of $3.4 million. Capital spending of $6.6 million in fiscal 2015 increased compared to the prior year capital spending of $5.4 million.

Cash flows provided by financing activities totaled $57.3 million during the six months ended February 28, 2015 compared to cash flows used in financing activities of $12.6 million during the same prior year period. The increase in cash provided by financing activities was primarily due to the $115.0 million of long-term debt issued on February 19, 2015. The long-term debt financing was offset by increases in share repurchases of $42.8 million and dividend increases of $1.5 million.

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

Capital Expenditures and Expansion of International Markets

Capital expenditures for fiscal 2015 are estimated to be approximately $20.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s capital expenditure plan includes investments in a manufacturing operation in Turkey, which became operational in fiscal 2015 and should accommodate long-term growth plans for several international markets. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2015, the Company paid a quarterly cash dividend of $0.27 per common share or $3.2 million to stockholders as compared to $0.26 per common share or $3.3 million in the second quarter of fiscal 2014.

Acquisition

On January 22, 2015, the Company completed a merger transaction in which Elecsys Corporation, a provider of machine-to-machine (M2M) technology solutions and custom electronic systems (formerly NASDAQ: ESYS) (“Elecsys”), was merged with a wholly-owned subsidiary of the Company. The Company paid cash of $17.50 per share of Elecsys common stock outstanding (including cashing out of Elecsys equity compensation awards) for total consideration of $67.2 million, net of cash acquired of $3.4 million. The Elecsys business capabilities will facilitate the Company’s development of efficient solutions for irrigation and other water uses as well as adjacent product lines and technologies. As part of the integration of Elecsys with the Company’s irrigation business, the Company is closing the Digitec, Inc. manufacturing facility in Milford, Nebraska and consolidating the electronics manufacturing operations with Elecsys. For the three and six months ended February 28, 2015, the Company incurred acquisition-related costs (including transaction and integration expenses) of $1.0 million and $1.5 million, respectively. Integration expenses included severance expenses, write-off of Digitec trade name and abandonment of certain fixed assets related to the planned consolidation of the Digitec, Inc. manufacturing facility.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. The Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and six months ended February 28, 2015, the Company repurchased 224,307 shares and 605,926 shares , respectively, of common stock for an aggregate purchase price of $19.4 million and $49.4 million, respectively. During the three and six months ended February 28, 2014, the Company repurchased 78,520 shares of common stock for an aggregate purchase price of $6.6 million. The remaining amount available under the repurchase program was $59.6 million as of February 28, 2015.

Senior Notes

On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of its unsecured 3.82 percent Senior Notes, Series A, entirely due and payable on February 19, 2030 (the “Senior Notes”). Borrowings under the Senior Notes are unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including its Amended Credit Agreement and Rabobank Credit Facility described below. Interest is payable semi-annually at an annual rate of 3.82 percent. The Company intends to use the proceeds of the sale of the Senior Notes for general corporate purposes, including for acquisitions, dividends and share repurchases.

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At February 28, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 28, 2015, the Company had the ability to borrow up to $44.0 million under this facility, after consideration of outstanding standby letters of credit of $6.0 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.07 percent at February 28, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including the Senior Notes and its Rabobank Credit Facility. Unpaid principal and interest is due by February 18, 2018.

Rabobank Credit Facility

The Company’s wholly-owned subsidiary, Lindsay International Holdings B.V., has an unsecured $5.0 million Credit Facility Agreement with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”), which was entered into on August 22, 2014 (the “Rabobank Credit Facility”). The borrowings from the Rabobank Credit Facility may be used primarily for working capital purposes and funding acquisitions. Borrowings under the Rabobank Credit Facility will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness, including the Senior Notes and its Amended Credit Facility. There were no borrowings outstanding under the Rabobank Credit Facility at February 28, 2015. Borrowings under the Rabobank Credit Facility bear interest at a variable rate equal to LIBOR plus 115 basis points (1.32 percent at February 28, 2015). The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Rabobank Credit Facility. Unpaid principal and interest is due by August 21, 2015.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2015 and 2014 and August 31, 2014, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation, has outstanding $2.5 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.95 percent as of February 28, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

Except for contractual obligations noted below, there have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

The table below sets forth the Company’s significant future obligations by time period related to principal and interest on the Company’s Senior Notes and Elecsys 2006 Series 2006A Bonds.

					More
$ in thousands		Less than	2-3	4-5	than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Long-term debt	$117,462	192	390	406	$116,474
Interest	66,221	4,416	8,870	8,854	44,081

Total	$183,683	$4,608	$9,260	$9,260	$160,555

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2015.

Additionally, the CEO and CFO determined that there has not been any change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 10 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

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

Oil Pricing. The recent decline in oil prices could impact the Company’s irrigation markets, either by negatively affecting the bio-fuels market or by reducing government revenues of oil producing countries that purchase or subsidize the purchase of irrigation equipment. Bio-fuels production is a significant source of grain demand in the U.S. and certain international markets. While ethanol production levels are currently mandated within the U.S., potential mandate changes or price declines for ethanol producing companies could reduce the demand for grains. In addition, a number of ethanol producers in the U.S. are cooperatives partially owned by farmers. Reduced profit of ethanol production could reduce income for farmers which could, in turn, reduce the demand for irrigation equipment. Finally, the reduction of government revenues from oil production in international markets, for example in the Middle East and Russia, could reduce funding available for agricultural equipment purchases. Lower oil prices could also adversely affect local currency strength. Each of these factors could reduce demand for the Company’s products.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended February 28, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
December 1, 2014 to December 31, 2014	79,891	$87.44	79,891	$71,969
January 1, 2015 to January 31, 2015	75,051	$84.38	75,051	$65,636
February 1, 2015 to February 28, 2015	69,365	$87.34	69,365	$59,578

Total	224,307	$86.39	224,307	$59,578

(1)	On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. Under the program, shares may be repurchased in privately negotiated and/or open market transactions. The Company adopted a written trading plan in connection with its share repurchase program for repurchasing its common stock in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation 2015 Long-Term Incentive Plan, approved by the Company’s stockholders on January 26, 2015. †

10.2	Ninth Amendment to Employment Agreement, dated January 26, 2015, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015

10.3	Amended and Restated Revolving Credit Agreement, dated as of February 18, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.4	Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 20, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.
*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2015.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

