Form 10-K
period 2015-08-31
LINDSAY CORP
filed 2015-10-20
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2015 was $1,006,419,747.

As of October 13, 2015, 11,289,393 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2016 annual stockholders’ meeting are incorporated herein by reference into Part III.

PART I

ITEM 1 – Business

INTRODUCTION

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international water efficiency solutions and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments. Industry segment financial information and geographic area financial information about Lindsay is included in Note Q to the consolidated financial statements.

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. In addition, the irrigation segment also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (M2M) communication technology solutions and smartphone applications. The Company’s primary domestic irrigation manufacturing facilities are located in Lindsay, Nebraska; Hartland, Wisconsin; Olathe, Kansas and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures. The infrastructure segment also provides outsourced manufacturing and production services. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy and Omaha, Nebraska.

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products - The Company manufactures and markets its center pivot, lateral move irrigation systems, and irrigation controls in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets hose reel travelers under the Perrot™ and Greenfield® brands in Europe and South Africa. The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors and remote monitoring and control systems which it sells under its GrowSmart® brand. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets under its Watertronics® brand and filtration solutions for groundwater, agriculture, industrial and heat transfer markets, worldwide, under its LAKOS® brand. Furthermore, the Company designs and manufactures innovative M2M communication technology solutions, data acquisition and management systems and custom electronic equipment for critical applications under its Elecsys™ brand.

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

A center pivot system represents a significant investment to a farmer. In a dry land conversion to center pivot irrigation, approximately one-half of the investment is for the pivot itself, and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply and a concrete pad upon which the pivot is anchored. The Company’s center pivot and lateral move irrigation systems can be enhanced with a family of integrated proprietary products such as water pumping stations, GPS monitoring and other automated controls.

The Company also manufactures and distributes hose reel travelers. Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a lower investment than a typical standard center pivot.

The Company also markets proprietary remote monitoring and automation technology for pivot and drip irrigation systems that is sold on a subscription basis under the FieldNET® product name. FieldNET® technology allows growers to remotely monitor and operate irrigation equipment, saving time and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, water flow rates, weather and soil conditions and similar data. The system can remotely control the irrigation system, including changing position, varying water flow rates, and controlling pump station and diesel generator operation. Data management and control is achieved using applications running on either a personal computer-based internet browser or various mobile devices connected to the internet.

Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers and solid set sprinklers. The bulk of the worldwide irrigation is accomplished by the traditional method of flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Disadvantages or limitations of flood irrigation include that it cannot be used to irrigate uneven, hilly, or rolling terrain, it can be wasteful or inefficient and coverage can become inconsistently applied. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

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

United States Market – In the United States, the Company sells its branded irrigation systems, including Zimmatic®, to over 200 independent dealer locations, who resell to their customer, the farmer. Dealers assess their customer’s requirements, design the most efficient solution, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). Lindsay dealers generally are established local agribusinesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, and farm structures.

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 39 percent of the Company’s total irrigation segment revenues in both fiscal 2015 and 2014. The Company sells direct to consumers as well as through an international dealer network and has production and sales operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand serving the key South American, European, Chinese, African, Russian/Ukrainian, Middle East, Australian, and New Zealand markets. The Company also exports irrigation equipment from the U.S. to international markets.

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

Competition – Four primary manufacturers control a substantial majority of the U.S. center pivot irrigation system industry. The international irrigation market includes participation and competition by the leading U.S. manufacturers as well as various regional manufacturers. The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications as well as through the acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs. The Company’s engineering and research expenses related to irrigation totaled approximately $9.6 million, $7.8 million, and $8.1 million for fiscal years 2015, 2014, and 2013, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. On balance, the Company believes it competes favorably with respect to these factors.

INFRASTRUCTURE SEGMENT

Products – Quickchange® Moveable Barrier™ The Company’s Quickchange® Moveable Barrier™ system, commonly known as the Road Zipper System™, is composed of three parts: 1) T-shaped concrete barriers that are connected to form a continuous wall, 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement, and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 12-24 inches wide, 3 feet long and weighs 1,500 pounds. The barrier elements are interconnected by very heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.

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

The Company offers a variety of equipment lease options for Road Zipper Systems™ and BTM™ equipment used in construction applications. The leases extend for periods of one month or more for equipment already existing in the Company’s lease fleet. Longer lease periods may be required for specialty equipment that must be built for specific projects. These systems have been in use since 1987. Typical sales for a highway safety or road improvement project range from $2.0 - $20.0 million, making them significant capital investments.

Crash Cushions and End Terminals – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities and application accessories and include the following brand names: TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, ABSORB 350® and Walt™. In addition to these products the Company also offers guardrail end terminal products such as the X-Tension® and X-Lite® systems. The crash cushions and end terminal products compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

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

Road Marking and Road Safety Equipment – The Company also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. The Company also manages an ISO 17025 certified testing laboratory that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (“EN1317 Norms”) for these types of products. The NCHRP Report 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration (“FHWA”) for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for the European markets.

Other Products – The Company’s Diversified Manufacturing, Rail and Tubing business unit manufactures and markets railroad signals and structures and large diameter steel tubing, and provides outsourced manufacturing and production services for other companies. The Company continues to develop new relationships for infrastructure manufacturing in industries outside of agriculture and irrigation. The Company’s customer base includes certain large industrial companies and railroads. Each customer benefits from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing and assembling hydraulic, electrical, and mechanical components.

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

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. International sales accounted for approximately 30 percent and 41 percent of the Company’s total infrastructure segment revenues in fiscal 2015 and 2014, respectively. The international market is presently very different from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand. The Company has recently started distributing infrastructure products in South America, the Middle East and Asia. The Company expects to continue expanding in international markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company. The Company competes by continuously improving its products through ongoing research and development activities. The Company’s engineering and research expenses related to infrastructure products totaled approximately $3.3 million for each of the fiscal years ended 2015, 2014 and 2013. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System™. However, the Company’s barrier product does compete with traditional “safety shaped” concrete barriers and other safety barriers.

Distribution methods and channels – The Company has dedicated production and sales operations in the United States and Italy. Sales efforts consist of both direct sales and sales programs managed by its network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment and other highway products. Customers include Departments of Transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year-to-year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

GENERAL

Certain information generally applicable to both of the Company’s reportable segments is set forth below.

The following table describes the Company’s total revenues for the past three fiscal years. United States export revenue is included in International based on the region of destination.

	For the years ended August 31,
$ in millions	2015		2014		2013
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
United States	$350.3	63	$377.7	61	$428.9	62
International	$209.9	37	$240.2	39	$261.9	38

Total Revenues	$560.2	100	$617.9	100	$690.8	100

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

ORDER BACKLOG

As of August 31, 2015, the Company had an order backlog of $48.0 million compared with $79.6 million at August 31, 2014. The order backlog at August 31, 2014 included a $12.7 million Road Zipper System™ order from the Golden Gate Bridge Highway & Transportation District that was recognized as revenue in fiscal 2015. The current period includes $9.5 million of backlog from Elecsys Corporation. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, therefore it is generally not a good indication of the next quarter’s revenues.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2015, 2014, and 2013 were $15.2 million, $17.7 million and $11.1 million, respectively. Capital expenditures for fiscal 2016 are estimated to be approximately $15.0 million to $20.0 million, largely focused on manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper System™, Quickchange® Moveable Barrier™, ABSORB 350®, FieldNET®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, X-Tension®, X-Lite® CableGuard™, TESI™, SAB™, ArmourGuard™, PaveGuard™, DR46™, U-MAD™, Watertronics®, LAKOS® and other trademarks are registered or applied for in the major markets in which the Company sells its products. In addition, the Company owns multiple patents dealing with cellular communication techniques, cathodic protection measurement methods and data compression and transmission. Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at fiscal year ends 2015, 2014, and 2013 were 1,324, 1,202 and 1,262, respectively. None of the Company’s U.S. employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

Like other manufacturing concerns, the Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits in each jurisdiction in which its facilities are located. Environmental and health and safety regulations are subject to change and interpretation. In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material expenditures required to comply with such regulations, other than information related to the environmental remediation activities described in Note N, Commitments and Contingencies, to the Company’s consolidated financial statements. The Company accrues for the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 20 percent and 23 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2015 and 2014. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions. The Company’s irrigation revenues are cyclical and highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall and regional climate change. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.

Weather conditions, particularly leading up to the planting and early growing season, can significantly affect the purchasing decisions of consumers of irrigation equipment. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant effects on seasonal irrigation demand. Drought conditions, which generally impact irrigation equipment demand positively over the long term, can adversely affect demand if water sources become unavailable or if governments impose water restriction policies to reduce overall water availability.

Volatility in global markets with respect to currency exchange rates, commodity prices including market prices for grain and oil, and potential changes in interest rates can adversely affect the Company’s worldwide sales, operating margins and the competitiveness of the Company’s products.

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

Foreign Currency Exchange Rates. For the fiscal year ended August 31, 2015, approximately 37 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. Most of the Company’s international sales involve some level of export from the U.S., either of components or completed products. The strengthening of the U.S. dollar and/or the weakening of local currencies can increase the cost of the Company’s products in those foreign markets. The impact of these changes can make these products less competitive relative to local producing competitors and, in extreme cases, can result in the Company’s products not being cost-effective for customers. As a result, the Company’s international sales and profit margins could decline.

Grain Pricing. Changes in grain prices can impact the return on investment of the Company’s products. Grain prices are influenced by both global and local markets. The primary benefit of many of the Company’s irrigation products is to increase grain yields and the resulting revenue for farmers. As grain prices decline, the breakeven point of incremental production is more difficult to achieve, reducing or eliminating the profit and return on investment from the purchase of the Company’s products. As a result, changes in grain prices can significantly impact the Company’s sales levels in the U.S. and international markets.

Manufacturing Input Costs. Certain of the Company’s input costs, such as the cost of steel, zinc, and other raw materials, may increase rapidly from time to time. Due to price competition in the market for irrigation equipment and certain infrastructure products, the Company may not be able to recoup increases in these costs through price increases for its products, which would result in reduced profitability. Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income and the price of competing products. The cost of raw materials can be volatile and is dependent on a number of factors, including availability, demand, and freight costs.

Oil Pricing. The decline in oil prices could impact the Company’s irrigation markets, either by negatively affecting the biofuels market or by reducing government revenues of oil producing countries that purchase or subsidize the purchase of irrigation equipment. Biofuels production is a significant source of grain demand in the U.S. and certain international markets. While ethanol production levels are currently mandated within the U.S., potential mandate changes or price declines for ethanol producing companies could reduce the demand for grains. In addition, a number of ethanol producers in the U.S. are cooperatives partially owned by farmers. Reduced profit of ethanol production could reduce income for farmers which could, in turn, reduce the demand for irrigation equipment.

Interest Rates. Interest rates globally have been at historically low levels. In some international markets we have begun to see these rates rise and it is expected that global rates will continue to increase, potentially very quickly in the U.S., as the economy improves. An increase in interest rates will make it more difficult for end customers to cost-effectively fund the purchase of new equipment, which could reduce the Company’s sales.

The Company’s infrastructure revenues are highly dependent on government funding of transportation projects and subject to compliance with government regulations. The demand for the Company’s infrastructure products depends to a large degree on the amount of government spending authorized to improve road and highway systems. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program and matching funding from states may be required as a condition of federal funding. Currently funding is provided primarily through a series of temporary highway funding bills that have been passed over the previous several years. Until and unless a long-term U.S. highway bill is passed, uncertainties and limitations on growth could impact the infrastructure business. If highway funding is reduced or delayed, it may reduce demand for the Company’s infrastructure products.

In addition, the Company’s road safety products are required to meet certain standards as outlined by the various governments worldwide. The Federal Highway Administration (“FHWA”) has recently indicated the intention to mandate the Manual for Assessing Safety Hardware (“MASH”) standards subject to approval by states for use in each respective jurisdiction. In addition, state Departments of Transportation (“DOT”) have the ability to require compliance with MASH standards prior to the FHWA mandating such practices. MASH was previously optional and most road safety products in the market have not been approved under this standard. The Company will likely incur R&D and testing expense to comply with these standards. In addition, the adoption of the new standards could impact the Company’s competitive position in the market which could have a significant impact on the sales and profitability from its road safety product line. The timeline for adoption of the MASH standard has not been determined.

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

The Company’s international equipment sales are highly dependent on foreign market conditions and are subject to additional risk and restrictions. For the fiscal year ended August 31, 2015, approximately 37 percent of the Company’s consolidated revenues were generated from international sales and United States export revenue to international regions. International revenues are primarily generated from Australia, New Zealand, Canada, Central and Western Europe, Mexico, the Middle East, Africa, China, Russia/Ukraine, and Central and South America. In addition to risks relating to general economic and political stability in these countries, the Company’s international sales are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements, trade sanctions, and foreign currency exchange rates. In addition, the collectability of receivables can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition. The Company does business in a number of countries that are particularly susceptible to disruption from changing social economic conditions as well as terrorism, political hostilities, sanctions, war and similar incidents.

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

The Company’s Lindsay, Nebraska site was added to the list of priority superfund sites of the U.S. Environmental Protection Agency (the “EPA”) in 1989. The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, it is expected that additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all potentially affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note N, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with its operations and could compromise the Company’s and its customers’ and suppliers’ information, exposing the Company to liability that could cause its business and reputation to suffer. In the ordinary course of business, the Company relies upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business functions, including supply chain, manufacturing, distribution, invoicing and collection of payments. The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of customers and suppliers, as well as personally identifiable information of customers and employees, in data centers and on information technology networks. The secure operation of these networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

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

Segment	Geographic Location (s)	Own/ Lease	Lease Expiration	Square Feet	Property Description

Corporate	Omaha, Nebraska	Lease	2019	30,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Lease	2024	280,000	Manufacturing plant for irrigation products
Irrigation	Fresno, California	Own	N/A	94,000	Manufacturing plant for filtration products
Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products
Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Manufacturing plant for water pumping stations and controls
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2019	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine to machine products
Irrigation	Tianjin, China and Beijing, China	Lease	2017	58,000	Manufacturing plant for irrigation products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

ITEM 3 - Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings. No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company. Note N, Commitments and Contingencies, sets forth information about capital and other operating expenditures relating to environmental remediation activities at the Company’s Lindsay, Nebraska facility.

ITEM 4 – Mine Safety Disclosures

Not applicable

PART II

ITEM 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (NYSE) under the ticker symbol LNN. As of October 13, 2015, there were approximately 162 stockholders of record.

Price Range of Common Stock

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2015 Stock Price			Fiscal 2014 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$89.50	$73.01	$0.270	$90.00	$71.13	$0.130
Second Quarter	$90.30	$80.02	$0.270	$92.93	$75.76	$0.260
Third Quarter	$89.33	$74.20	$0.270	$91.60	$77.50	$0.260
Fourth Quarter	$91.93	$72.25	$0.280	$89.82	$76.02	$0.270
Year	$91.93	$72.25	$1.090	$92.93	$71.13	$0.920

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended August 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
June 1, 2015 to June 30, 2015	88,596	$81.51	88,596	$23,256
July 1, 2015 to July 31, 2015	82,284	$85.54	82,284	$116,216
August 1, 2015 to August 31, 2015	49,397	$84.21	49,397	$112,057

Total	220,277	$83.62	220,277	$112,057

(1) On January 3, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $150.0 million of common stock, effective as of January 2, 2014, through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Dividends

The Company paid a total of $12.8 million and $11.7 million in dividends during fiscal 2015 and fiscal 2014, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to future dividends as they depend on future earnings, capital requirements and financial condition.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2015. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2010 and the graph shows its relative performance through August 31, 2015.

	8/10	8/11	8/12	8/13	8/14	8/15

Lindsay Corporation	100.00	169.63	179.33	209.82	217.06	215.53
S&P Smallcap 600	100.00	124.44	145.47	184.30	218.76	222.70
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	124.13	114.48	170.50	211.34	204.51

  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 – Selected Financial Data

	For the Years Ended August 31,
$ in millions, except per share amounts	2015(1)	2014(2)	2013	2012(3)	2011
Operating revenues	$560.2	$617.9	$690.8	$551.3	$478.9
Gross profit	$156.3	$171.0	$194.8	$148.5	$129.8
Gross margin	27.9%	27.7%	28.2%	26.9%	27.1%
Operating expenses	$105.6	$92.6	$87.8	$83.0	$73.2
Operating income	$50.7	$78.4	$107.0	$65.5	$56.6
Operating margin	9.0%	12.7%	15.5%	11.9%	11.8%
Net earnings	$26.3	$51.5	$70.6	$43.3	$36.8
Net margin	4.7%	8.3%	10.2%	7.9%	7.7%
Diluted net earnings per share	$2.22	$4.00	$5.47	$3.38	$2.90
Cash dividends per share	$1.090	$0.920	$0.475	$0.385	$0.345
Property, plant and equipment, net	$78.7	$72.5	$65.1	$56.2	$58.5
Total assets	$536.5	$526.6	$512.3	$415.5	$381.1
Long-term obligations	$117.2	$-	$-	$-	$4.3
Return on beginning assets (4)	5.0%	10.1%	17.0%	11.4%	11.3%
Diluted weighted average shares	11,855	12,882	12,901	12,810	12,692

(1) Fiscal 2015 includes operating results of Elecsys Corporation acquired in the second quarter of fiscal 2015 and SPF Water Engineering, LLC acquired in the fourth quarter of fiscal 2015

(2) Fiscal 2014 includes operating results of Claude Laval Corporation acquired in fourth quarter of fiscal 2013.

(3) Fiscal 2012 includes the operating results of IRZ Consulting, LLC acquired in the fourth quarter of fiscal 2011.

(4) Defined as net earnings divided by beginning of period total assets.

ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements - This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend” and similar expressions generally identify forward-looking statements. For these statements throughout the Annual Report on Form 10-K, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The entire sections entitled “Financial Overview and Outlook” and “Risk Factors” should be considered forward-looking statements.

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

Company Overview

The Company manufactures and markets center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems and remote monitoring and control systems. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of its proprietary pump stations, controls and designs. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also manufactures and markets, through distributors and direct sales to customers, various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes and other road safety devices, through its production facilities in the United States and Italy and has produced road safety products in irrigation manufacturing facilities in China and Brazil. In addition, the Company’s infrastructure segment produces large diameter steel tubing and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include agricultural commodity prices, net farm income, worldwide agricultural crop production, the profitability of agricultural crop production, availability of financing, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate change, and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. In July 2015, the U.S. government enacted an $8 billion temporary highway-funding bill to fund highway and bridge projects, the latest in a series of short term funding bills over the last several years. Matching funding from the various states may be required as a condition of federal funding.

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world in irrigation/water solutions. Lindsay is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions. Since 2001, the Company has utilized acquisitions and greenfield efforts to expand its product lines and add to its operations in Europe, South America, South Africa, the Netherlands, Australia, New Zealand, China and Turkey. The addition of those operations has allowed the Company to strengthen its market position in those regions.

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

Inventories

The Company’s accounting policy on inventories is critical because the valuation and costing of inventory is essential to the presentation of the Company’s consolidated results of operations and financial condition. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and three warehouses in Idaho, Georgia and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China, Turkey and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Kansas, Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Environmental Remediation Liabilities

The Company’s accounting policy on environmental remediation is critical because it requires significant judgments and estimates by management, involves changing regulations and approaches to remediation plans, and any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company is subject to an array of environmental laws and regulations relating to the protection of the environment. In particular, the Company committed to remediate environmental contamination of the groundwater at and land adjacent to its Lindsay, Nebraska facility (the “site”) with the EPA. The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. The Company intends to complete additional investigation of the soil and groundwater on the site during the first half of calendar 2016. Based on this investigation, the Company will then assess revisions to its remediation plan and expects to meet with the EPA toward the end of calendar 2016 to determine how to proceed. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated. Although the Company has accrued all reasonably estimable costs associated with remediation of the site, additional testing and environmental monitoring and remediation could be required in the future as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. In addition, the current investigation has not yet been completed and does not include all potentially affected areas on the site. Due to the current stage of discussions with the EPA and the uncertainty of the remediation actions that may be required with respect to these potentially affected areas, the Company believes that meaningful estimates of costs or range of costs cannot currently be made and accordingly have not been accrued.

Trade Receivables and Allowances

Trade receivables are reported on the balance sheet net of any doubtful accounts. Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy or otherwise identified at risk for potential credit loss. Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default. In assessing the likelihood of collection of receivable, the Company considers, for example, the Company’s history of collections, the current status of discussions and repayment plans, collateral received, and other evidence and information regarding collection or default risk that is available in the market place. The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic condition and credit risk quality. In evaluating the allowance expense as a percentage of sales, if the prior three year average rate were to double, the result on the fiscal 2015 consolidated statement of operations would be additional expense of approximately $2.8 million.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units. As of August 31, 2015 the Company had $6.9 million in delinquent accounts receivable related to our business unit in China, and $2.7 million of accounts receivable and $2.0 million in performance bonds related to its contract in Iraq. The Company’s allowance for all doubtful accounts related to both current and long-term receivables increased to $9.7 million at August 31, 2015 from $4.8 million at August 31, 2014. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50 percent) that the estimated fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. In fiscal 2015, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment.

In assessing other intangible assets not subject to amortization for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company is then required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2015, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

Financial Overview and Outlook

Net earnings for fiscal 2015 were $26.3 million or $2.22 per diluted share compared with $51.5 million or $4.00 per diluted share in the prior year. The decrease in earnings was primarily attributable to lower revenues, which declined 9 percent to $560.2 million from $617.9 million. Other factors contributing to the current year decrease in net earnings included a $5.0 million bad debt reserve on an international receivable, a $2.9 million reserve against foreign income tax assets, $1.8 million of acquisition and integration costs and $1.5 million of environmental expenses. The primary driver of lower revenue was the irrigation segment, where sales decreased 16 percent to $451.2 million. Infrastructure revenues increased 40 percent to $109.0 million, partially offsetting the decline in irrigation revenue. Gross margins increased by 0.2 percentage points and operating expenses increased by $13.0 million, primarily due to the acquisition of Elecsys Corporation and additional bad debt expense. Operating margin for fiscal 2015 declined to 9.0 percent as compared to 12.7 percent for fiscal 2014 as a result of the items noted above as well as cost deleveraging from lower sales.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of August 2015, corn prices have increased approximately 20 percent and soybean prices have decreased approximately 5 percent from August 2014. Although there has been an increase in corn prices from the previous year, both corn and soybean prices remain approximately 50 percent below peak levels reached in 2012.

•

Net farm income - As of August 2015, the U.S. Department of Agriculture (USDA) estimated U.S. 2015 net farm income to be $58.3 billion, down 36 percent from USDA’s estimate of U.S. 2014 net farm income of $91.1 billion. The U.S. 2015 net farm income forecast would be the lowest since 2006.

•

Weather conditions – Optimal growing conditions for 2015 have led to projections of record harvests and contributed to sustaining lower crop prices. During the third and fourth quarters of fiscal 2014, storms across the Midwest created additional demand for replacement units, which was significantly decreased in fiscal 2015.

•	Governmental policies - A number of government laws and regulations can impact the Company’s business, including:
•

The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•

In December 2014, certain tax incentives such as the Section 179 income tax deduction and bonus depreciation that encourage equipment purchases were retroactively reinstated for the 2014 calendar year. These incentives subsequently expired for calendar year 2015. Due to the timing of the reinstatement and subsequent expiration, these incentives did not benefit fiscal 2015 Company sales.

•	The U.S. government has imposed trade sanctions that that have and will continue to impact irrigation equipment sales to Russia and the Ukraine.
•

The ethanol mandate that increases corn demand continues to be debated with the EPA. In May, 2015, the EPA issued proposed blending standard and biofuel levels for 2015, 2016 and 2017 requirements. The proposed requirements, while decreased from the original mandate, still provide for continued growth in demand for the current and future calendar years. The EPA has agreed in principle to finalize at least the 2015 levels by the end of November, 2015.

•

Many international markets are affected by government policies such as subsidies and other agriculturally related incentives. While these policies can have a significant impact on an individual market, they typically do not have a material impact on consolidated results.

•	Currency – The U.S. dollar has strengthened against most currencies including the Brazilian Real, the Euro, the South African Rand and the Australian dollar in comparison to the prior fiscal year.

U.S. irrigation revenues have contracted due to lower commodity prices and lower farm income, the reduction in the Central Plains drought conditions, the lack of significant demand driven by storm damage and the reduction in accelerated tax benefits. International markets remain active, but with some projects delayed due to lower commodity prices, the weakening of international currency and various regional conflicts. The current political environment in Russia, the Ukraine and Iraq may have a negative effect on international irrigation equipment revenues. The factors outlined throughout this section do not indicate a significant change in macro demand for irrigation segment revenues in fiscal 2016, although these factors could change before the Company reaches its primary selling season in calendar 2016.

The infrastructure business has improved its profit profile and generated growth in an environment of constrained government spending. In July 2015, the U.S. government enacted an $8 billion temporary highway-funding bill to fund highway and bridge projects, the latest in a series of short term funding bills over the last several years. Until and unless a long-term U.S. highway bill is passed, uncertainties and limitations on infrastructure growth will continue. In addition, FHWA has proposed a mandated change to highway safety product certification requirements. The change would require additional R&D spending and could have an impact on the competitive positioning of the Company’s products. In spite of government spending uncertainty, opportunities exist for market share gains in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety. These factors are unlikely to result in a significant change in demand in fiscal 2016.

As of August 31, 2015, the Company had an order backlog of $48.0 million compared with $79.6 million at August 31, 2014. The order backlog at August 31, 2014 included a $12.7 million Road Zipper System™ order from the Golden Gate Bridge Highway & Transportation District that was recognized as revenue in fiscal 2015. The current period backlog included $9.5 million of backlog from Elecsys Corporation. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next quarter’s revenues.

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

Results of Operations

The following “Fiscal 2015 Compared to Fiscal 2014” and the “Fiscal 2014 Compared to Fiscal 2013” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Operations and should be read together with the information in Note Q, Industry Segment Information, to the consolidated financial statements.

Fiscal 2015 Compared to Fiscal 2014

The following table provides highlights for fiscal 2015 compared with fiscal 2014:

	For the Years Ended August 31,		Percent Increase (Decrease)
$ in thousands	2015	2014
Consolidated
Operating revenues	$560,181	$617,933	(9%)
Cost of operating revenues	$403,860	$446,938	(10%)
Gross profit	$156,321	$170,995	(9%)
Gross margin	27.9%	27.7%
Operating expenses (1)	$105,626	$92,637	14%
Operating income	$50,695	$78,358	(35%)
Operating margin	9.0%	12.7%
Other (expense) income, net	$(3,944)	$297	(1428%)
Income tax expense	$20,442	$27,143	(25%)
Effective income tax rate	43.7%	34.5%
Net earnings	$26,309	$51,512	(49%)
Irrigation Equipment Segment (See Note Q)
Operating revenues	$451,205	$539,943	(16%)
Operating income (2)	$50,765	$91,697	(45%)
Operating margin (2)	11.3%	17.0%
Infrastructure Products Segment (See Note Q)
Operating revenues	$108,976	$77,990	40%
Operating income (2)	$20,049	$3,511	471%
Operating margin (2)	18.4%	4.5%

(1)	Includes $20.1 million and $16.9 million of unallocated general and administrative expenses for fiscal 2015 and fiscal 2014, respectively.

(2)	Excludes unallocated corporate general and administrative expenses.

Revenues

Operating revenues in fiscal 2015 decreased by 9 percent to $560.2 million compared with $617.9 million in fiscal 2014. The decrease is attributable to an $88.7 million decrease in irrigation revenues offset in part by a $31.0 million increase in infrastructure revenues. The irrigation segment provided 81 percent of Company revenue in fiscal 2015 as compared to 87 percent of the same prior year period.

U.S. irrigation revenues in fiscal 2015 of $273.7 million, which include $17.7 million from the newly acquired Elecsys Corporation, decreased $57.8 million or 17 percent from $331.5 million in fiscal 2014. The decrease in U.S. irrigation revenues is primarily due to a decline in the number of irrigation systems sold as compared to the prior year. Sustained low agricultural commodity prices, lower net farm income in 2015 and a lack of incremental storm damage compared to 2014 contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues in fiscal 2015 of $177.5 million decreased $30.9 million or 15 percent from $208.4 million in fiscal 2014. Foreign currency translation compared to the prior year reduced international irrigation revenues by $18.0 million for the fiscal year ended August 31, 2015. Excluding the impact of foreign currency, revenues decreased most notably in the Middle East, Europe, Latin America and China, partially offset by increases in Brazil, Australia and Africa.

Infrastructure products segment revenues in fiscal 2015 of $109.0 million increased by $31.0 million or 40 percent from $78.0 million in fiscal 2014. The increase in sales is primarily due to increases in Road Zipper System™ and road safety products.

Gross Margin

Gross profit was $156.3 million for fiscal 2015, a decrease of $14.7 million compared to fiscal 2014. The decrease in gross profit was primarily due to the decline in sales partially offset by an increase in gross margin to 27.9 percent for fiscal 2015 from 27.7 percent for fiscal 2014. Gross margin in irrigation declined by slightly more than 1 percentage point due primarily to pricing pressure and cost deleverage on lower volumes. Infrastructure gross margin increased by approximately 8 percentage points due to a mix shift to higher margin products and cost leverage on higher sales.

Operating Expenses

The Company’s operating expenses of $105.6 million for fiscal 2015 increased $13.0 million compared to fiscal 2014 operating expenses of $92.6 million. The current year includes $6.4 million of Elecsys Corporation operating expenses, $5.0 million of bad debt expense, $2.0 million in incremental health benefit costs, $1.8 million of acquisition and integration expenses and a $1.5 million increase in estimated environmental expenses, partially offset by reductions in discretionary spending and personnel related expenses of $2.9 million. Operating expenses were 18.9 percent of sales for fiscal 2015 compared to 15.0 percent of sales for fiscal 2014. Operating margin was 9.0 percent for fiscal 2015 as compared to 12.7 percent for fiscal 2014. The Company’s operating income decreased to $50.7 million in fiscal 2015 compared to $78.4 million during the prior fiscal year.

Income Taxes

The Company recorded income tax expense of $20.4 million and $27.1 million for fiscal 2015 and fiscal 2014, respectively. The effective income tax rate increased to 43.7 percent in fiscal 2015 compared to 34.5 percent in fiscal 2014. The increase in the annual effective income tax rate primarily relates to a $2.9 million deferred income tax asset valuation allowance as well as the earnings mix among jurisdictions.

Net Earnings

Net earnings for fiscal 2015 were $26.3 million or $2.22 per diluted share compared to $51.5 million, or $4.00 per diluted share for the prior fiscal year.

Fiscal 2014 Compared to Fiscal 2013

The following table provides highlights for fiscal 2014 compared with fiscal 2013:

	For the Years Ended August 31,			Percent Increase (Decrease)
$ in thousands	2014	2013
Consolidated
Operating revenues	$617,933	$690,848		(11%)
Cost of operating revenues	$446,938	$496,014		(10%)
Gross profit	$170,995	$194,834		(12%)
Gross margin	27.7%	28.2%
Operating expenses (1)	$92,637	$87,773		6%
Operating income	$78,358	$107,061		(27%)
Operating margin	12.7%	15.5%
Other income, net	$297	$246		21%
Income tax expense	$27,143	$36,737		(26%)
Effective income tax rate	34.5%	34.2%
Net earnings	$51,512	$70,570		(27%)
Irrigation Equipment Segment (See Note Q)
Operating revenues	$539,943	$625,996		(14%)
Operating income (2)	$91,697	$125,395		(27%)
Operating margin (2)	17.0%	20.0%
Infrastructure Products Segment (See Note Q)
Operating revenues	$77,990	$64,852		20%
Operating income (loss) (2)	$3,511	$(811)		533%
Operating margin (2)	4.5%	(1.3%	)

(1)	Includes $16.9 million and $17.5 million of unallocated general and administrative expenses for fiscal 2014 and fiscal 2013, respectively.

(2)	Excludes unallocated corporate general and administrative expenses.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $139.1 million at August 31, 2015 compared with $171.8 million at August 31, 2014. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company’s Capital Allocation Plan outlined below could require the Company to incur additional debt depending on the size and timing of share repurchases and potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $23.5 million and $33.1 million as of August 31, 2015 and 2014, respectively. The Company considers earnings of foreign subsidiaries to be permanently reinvested, and would need to accrue and pay taxes if these funds were repatriated. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $227.1 million at August 31, 2015, as compared with $257.7 million at August 31, 2014. Cash flows provided by operations totaled $48.7 million during the year ended August 31, 2015 compared to $91.8 million provided by operations during the same prior year period. Cash provided by operations decreased by $43.1 million compared to the prior year period primarily as a result of a $25.2 million decrease in net earnings and normal fluctuations in the changes between accounts receivable, other current liabilities and current taxes payable.

Cash flows used in investing activities totaled $79.6 million during the year ended August 31, 2015 compared to $18.5 million during the same prior year period. Net cash used in investing activities was higher in fiscal 2015 primarily due to the $67.2 million acquisition of Elecsys Corporation that occurred in the second quarter of fiscal 2015. Capital spending of $15.2 million in fiscal 2015 decreased compared to the prior year capital spending of $17.7 million.

Cash flows provided by financing activities totaled $3.9 million during the year ended August 31, 2015 compared to cash flows used of $53.6 million during the same prior year period. The $57.5 million increase in cash provided by financing activities was primarily due to $115.0 million proceeds from the issuance of long-term debt, partially offset by an increase in share repurchases of $55.8 million.

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

Capital Expenditures and Expansion of International Markets

In fiscal 2016, the Company expects capital expenditures of approximately $15.0 million to $20.0 million, largely focused on manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2015, the Company paid cash dividends of $1.09 per common share or $12.8 million to stockholders as compared to $0.92 per common share or $11.7 million in fiscal 2014.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $150.0 million of common stock, effective as of January 2, 2014, through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the twelve months ended August 31, 2015, the Company repurchased 1,198,089 shares for an aggregate purchase price of $96.9 million. During the twelve months ended August 31, 2014, the Company repurchased 497,899 shares of common stock for an aggregate purchase price of $41.0 million. The remaining amount available under the repurchase program was $112.1 million as of August 31, 2015.

Senior Notes

On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of its Senior Notes, Series A, entirely due and payable on February 19, 2030 (the “Senior Notes”). Borrowings under the Senior

Notes are unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Interest is payable semi-annually at an annual rate of 3.82 percent.

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At August 31, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At August 31, 2015, the Company had the ability to borrow up to $44.4 million under this facility, after consideration of outstanding standby letters of credit of $5.6 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.10 percent at August 31, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2015 and 2014, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation, has outstanding $2.4 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.99 percent as of August 31, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2015, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

$ in thousands	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Contractual Obligations (1)
Operating lease obligations	$17,675	$3,683	$5,523	$3,471	$4,998
Pension benefit obligations	7,126	557	1,082	1,036	4,451
Long-term debt	117,366	193	398	414	116,361
Interest	64,002	4,437	8,862	8,846	41,857

Total	$206,169	$8,870	$15,865	$13,767	$167,667

(1) Total liabilities for unrecognized tax benefits as of August 31, 2015 were $3.8 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company’s consolidated balance sheets within other current liabilities ($2.5 million) and within other noncurrent liabilities ($1.3 million).

In fiscal 2013, the Company entered into a $39 million contract with the government of Iraq for the delivery and installation of irrigation equipment, of which $35.8 million has been fulfilled. The Company has suspended installation services indefinitely until the political environment improves in Iraq. The Company has a $2.0 million performance bond securing its obligations under the contract. No amounts have been accrued for potential losses in the consolidated financial statements as of August 31, 2015 as the Company continues to evaluate its exposure to claims for uncompleted services.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A – Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2015, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, Brazil, France, Italy, South Africa, Turkey and China. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the year ended August 31, 2015, the Company estimates the potential decrease in operating income from a 10 percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $1.0 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. The Company had $9.5 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2015.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations. At August 31, 2015, the Company had outstanding Euro foreign currency forward contracts to sell 29.1 million Euro at fixed prices expected to settle during the first quarter of fiscal 2016. At August 31, 2015, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the first quarter of fiscal 2016. Based on the net investments contracts outstanding at August 31, 2015, the Company estimates the potential decrease in fair value from a 10 percent adverse change in the underlying exchange rates would be approximately $3.2 million. This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lindsay Corporation’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

October 20, 2015

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended August 31,
(in thousands, except per share amounts)	2015	2014	2013

Operating revenues	$560,181	$617,933	$690,848
Cost of operating revenues	403,860	446,938	496,014

Gross profit	156,321	170,995	194,834

Operating expenses:
Selling expense	40,516	38,284	32,937
General and administrative expense	52,261	43,228	43,441
Engineering and research expense	12,849	11,125	11,395

Total operating expenses	105,626	92,637	87,773

Operating income	50,695	78,358	107,061

Interest expense	(2,626)	(187)	(304)
Interest income	631	729	496
Other (expense) income, net	(1,949)	(245)	54

Earnings before income taxes	46,751	78,655	107,307

Income tax expense	20,442	27,143	36,737

Net earnings	$26,309	$51,512	$70,570

Earnings per share:
Basic	$2.23	$4.01	$5.50
Diluted	$2.22	$4.00	$5.47

Shares used in computing earnings per share:
Basic	11,818	12,832	12,830
Diluted	11,855	12,882	12,901

Cash dividends declared per share	$1.090	$0.920	$0.475

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2015	2014	2013

Net earnings	$26,309	$51,512	$70,570

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	(26)	(210)	260
Unrealized gain on cash flow hedges, net of tax	-	-	53
Foreign currency translation adjustment, net of hedging activities and tax	(13,081)	325	(1,752)

Total other comprehensive income (loss), net of tax expense (benefit) of $1,450, ($27) and ($330)	(13,107)	115	(1,439)

Total comprehensive income	$13,202	$51,627	$69,131

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

($ and shares in thousands, except par values)	August 31, 2015	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$139,093	$171,842
Receivables, net of allowance of $9,706 and $2,857, respectively	74,063	94,135
Inventories, net	74,930	71,696
Deferred income taxes	15,807	17,714
Prepaid expenses	5,197	3,732
Other current assets	13,077	14,939

Total current assets	322,167	374,058

Property, plant and equipment, net	78,656	72,457
Intangible assets, net	51,920	31,980
Goodwill	76,801	37,021
Other noncurrent assets, net of allowance of $0 and $2,000, respectively	6,924	11,035

Total assets	$536,468	$526,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,814	$42,424
Current portion of long-term debt	193	-
Other current liabilities	56,105	73,943

Total current liabilities	95,112	116,367

Pension benefits liabilities	6,569	6,600
Long-term debt	117,173	-
Deferred income taxes	18,971	12,992
Other noncurrent liabilities	10,083	7,945

Total liabilities	247,908	143,904

Shareholders’ equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	-	-
Common stock at $1 par value - authorized 25,000 shares; 18,684 and 18,636 shares issued at August 31, 2015 and 2014, respectively	18,684	18,636
Capital in excess of stated value	55,184	52,866
Retained earnings	458,903	445,366
Less treasury stock - at cost, 7,394 and 6,196 shares at August 31, 2015 and 2014, respectively	(228,903)	(132,020)
Accumulated other comprehensive loss, net	(15,308)	(2,201)

Total shareholders’ equity	288,560	382,647

Total liabilities and shareholders’ equity	$536,468	$526,551

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Shares of Common stock	Shares of Treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total Shareholders’ equity
Balance at August 31, 2012	18,421	5,698	$18,421	$43,140	$341,115	$(90,961)	$(877)	$310,838

Comprehensive income:
Net earnings					70,570			70,570
Other comprehensive loss							(1,439)	(1,439)

Total comprehensive income								69,131
Cash dividends ($0.475) per share					(6,105)			(6,105)
Issuance of common shares under share compensation plans	150		150	(555)				(405)
Excess tax benefits from share-based compensation				2,800				2,800
Share-based compensation expense				4,379				4,379

Balance at August 31, 2013	18,571	5,698	$18,571	$49,764	$405,580	$(90,961)	$(2,316)	$380,638

Comprehensive income:
Net earnings					51,512			51,512
Other comprehensive income							115	115

Total comprehensive income								51,627
Cash dividends ($0.920) per share					(11,726)			(11,726)
Repurchase of common stock		498				(41,059)		(41,059)
Issuance of common shares under share compensation plans	65		65	(1,639)				(1,574)
Excess tax benefits from share-based compensation				722				722
Share-based compensation expense				4,019				4,019

Balance at August 31, 2014	18,636	6,196	$18,636	$52,866	$445,366	$(132,020)	$(2,201)	$382,647

Comprehensive income:
Net earnings					26,309			26,309
Other comprehensive income							(13,107)	(13,107)

Total comprehensive income								13,202
Cash dividends ($1.090) per share					(12,772)			(12,772)
Repurchase of common stock		1,198				(96,883)		(96,883)
Issuance of common shares under share compensation plans	48		48	(1,360)				(1,312)
Excess tax benefits from share-based compensation				576				576
Share-based compensation expense				3,102				3,102

Balance at August 31, 2015	18,684	7,394	$18,684	$55,184	$458,903	$(228,903)	$(15,308)	$288,560

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)	Years Ended August 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,309	$51,512	$70,570
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,412	14,793	12,600
Asset write-down	270	-	-
Provision for uncollectible accounts receivable	5,840	2,225	1,543
Deferred income taxes	278	(8,195)	(3,237)
Share-based compensation expense	3,332	4,207	4,573
Other, net	4,665	(465)	(1,014)
Changes in assets and liabilities:
Receivables	10,902	24,751	(36,557)
Inventories	915	(2,724)	(10,020)
Other current assets	(3,984)	(3,092)	(4,054)
Accounts payable	(337)	(623)	9,188
Other current liabilities	(9,467)	8,954	14,578
Current taxes payable	(8,011)	5,706	(892)
Other noncurrent assets and liabilities	1,558	(5,251)	227

Net cash provided by operating activities	48,682	91,798	57,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,244)	(17,715)	(11,136)
Acquisition of business, net of cash acquired	(69,521)	-	(29,007)
Proceeds from settlement of net investment hedges	7,473	1,245	1,944
Payments for settlement of net investment hedges	(1,202)	(2,040)	(2,904)
Other investing activities, net	(1,091)	34	22

Net cash used in investing activities	(79,585)	(18,476)	(41,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	394	455	2,036
Common stock withheld for payroll tax withholdings	(1,706)	(2,027)	(2,441)
Proceeds from issuance of long-term debt	115,000	-	-
Principal payments on long-term debt	(112)	-	(4,285)
Issuance costs related to debt	(620)	-	-
Excess tax benefits from share-based compensation	611	762	2,800
Repurchase of common shares	(96,883)	(41,059)	-
Dividends paid	(12,772)	(11,726)	(6,105)

Net cash provided by (used) in financing activities	3,912	(53,595)	(7,995)

Effect of exchange rate changes on cash and cash equivalents	(5,758)	188	54

Net change in cash and cash equivalents	(32,749)	19,915	8,483
Cash and cash equivalents, beginning of period	171,842	151,927	143,444

Cash and cash equivalents, end of period	$139,093	$171,842	$151,927

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$26,917	$26,261	$38,328
Interest paid	$2,448	$234	$369

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international water efficiency solutions and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments.

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. In addition, the irrigation segment also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape and municipal markets and filtration solutions for groundwater, agriculture, industrial and heat transfer markets. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (M2M) communication technology solutions and smartphone applications. The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska; Hartland, Wisconsin; Olathe, Kansas and Fresno, California. Internationally, the Company has production operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures. The infrastructure segment also provides outsourced manufacturing and production services. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy and Omaha, Nebraska.

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance stock units issued under the 2015 Long-Term Incentive Plan will have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.

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

(8) Receivables and Allowances

Trade receivables are reported on the balance sheet net of any doubtful accounts. Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy or otherwise identified as at risk for potential credit loss. Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default. In assessing the likelihood of collection of receivable, the Company considers (for example) the Company’s history of collections, the current status of discussions and repayment plans, collateral received, and other evidence and information regarding collection or default risk that is available in the market place. The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic condition and credit risk quality.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased. These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units. As of August 31, 2015 the Company had $6.9 million in delinquent accounts receivable related to our business unit in China, and $2.7 million of accounts receivable and $2.0 million in performance bonds related to its contract in Iraq. The Company’s allowance for all doubtful accounts related to both current and long-term receivables increased to $9.7 million at August 31, 2015 from $4.8 million at August 31, 2014. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

(9) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for the Company’s Lindsay, Nebraska inventory and three warehouses in Idaho, Georgia and Texas. Cost is determined by the first-in, first-out (FIFO) method for inventory at operating locations in Nebraska, California, Wisconsin, China, Turkey and Australia. Cost is determined by the weighted average cost method for inventory at the Company’s other operating locations in Kansas, Washington, Brazil, France, Italy and South Africa. At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

(10) Property, Plant and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for buildings and equipment. Rates used for depreciation are based principally on the following expected lives: buildings -- 15 to 30 years; equipment -- 3 to 7 years; leased barrier transfer machines — 8 to 10 years; leased barriers — 12 years; other -- 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. All of the Company’s long-lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2015, 2014, and 2013. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of operations.

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

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50 percent) that the estimated fair value of a reporting unit is less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. In fiscal 2015, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment.

In assessing other intangible assets not subject to amortization for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of such an intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of such an intangible asset is less than its carrying amount, then the Company is not required to perform any additional tests for assessing intangible assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, the Company is then required to perform a quantitative impairment test that involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In fiscal 2015, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

(12) Income Taxes

Income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. These expected future tax consequences are measured based on currently enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s evaluation of the adequacy of any potential allowance is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

(13) Net Earnings per Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding during the period.

Employee stock options, non-vested shares and similar equity instruments granted by the Company are treated as potential common share equivalents outstanding in computing diluted net earnings per share. The Company’s diluted common shares outstanding reported in each period includes the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which threshold performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of excess tax benefits that would be recorded in additional paid-in-capital when exercised are assumed to be used to repurchase shares.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2015, the Company’s derivative counterparty had investment grade credit ratings.

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

GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This update deferred the effective date of ASU No. 2014-09 to the first quarter of fiscal year 2019. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. The standard requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, result from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The effective date of ASU No. 2015-16 will be the first quarter of fiscal 2017 with early adoption permitted for financial statements that have not been issued. The guidance requires companies to apply the update prospectively for amounts that occur after the effective date. The Company is currently evaluating the effect this update will have on the consolidated financial statements.

C. ACQUISITIONS

In connection with business acquisitions, the Company records the estimated fair value of the identifiable assets acquired, liabilities assumed, goodwill, and any non-controlling interest in the acquired, all determined as of the date of acquisition. The Company incurred $1.8 million of acquisition and integration expenses in fiscal 2015, which were included in general and administrative expenses on the consolidated statement of operations.

Elecsys Corporation

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

The Elecsys business capabilities will facilitate the Company’s development of efficient solutions for irrigation and other water uses as well as adjacent product lines and technologies. As part of the integration of Elecsys with the Company’s irrigation business, the Company closed the Digitec manufacturing facility in Milford, Nebraska and consolidated the electronics manufacturing operations with Elecsys.

The following table summarizes the merger consideration paid for Elecsys and the final allocation of fair value of the assets acquired and liabilities assumed at the acquisition date.

$ in thousands	Amount
Cash and cash equivalents	$3,401
Receivables	2,006
Inventories	8,467
Other current assets	1,527
Property and equipment	6,457
Intangible assets	24,490
Goodwill	39,986
Other long-term assets	41
Accounts payable and accrued liabilities	(2,862)
Current and long-term debt	(2,478)
Other long-term liabilities	(10,458)

Total cash consideration	70,577
Less cash acquired	(3,401)

Total cash consideration, net of cash acquired	67,176
Add current and long-term debt assumed	2,478

Total purchase price	$69,654

The acquired intangible assets include amortizable intangible assets of $17.1 million and indefinite-lived intangible assets of $7.4 million related to tradenames. The amortizable intangible assets have a weighted-average useful life of approximately 11.5 years. The following table summarizes the identifiable intangible assets at fair value.

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

SPF Water Engineering, LLC

On July 20, 2015, the Company completed the acquisition of SPF Water Engineering, LLC (“SPF”) based in Boise, Idaho. SPF is a full-service water resource consulting firm offering water supply studies, well design and construction, water and wastewater system design, water rights consulting and more. The Company paid $2.5 million, which was financed with cash on hand, for total purchase consideration of $2.4 million net of cash acquired of $0.1 million. The allocation of purchase price for SPF is considered preliminary, largely with respect to the valuation of certain acquired intangible assets.

The total purchase price for SPF has been allocated to the tangible and intangible assets acquired and liabilities assumed based on fair value assessments. The Company’s allocation of purchase price for this acquisition consisted of current assets of $0.7 million, fixed assets of $0.1 million, finite-lived intangible assets of $1.0 million, goodwill of $0.9 million and current liabilities of $0.2 million. Goodwill resulting from this acquisition is largely attributable to the existing workforce and historical and projected profitability of the acquired business. The goodwill associated with SPF is included in the goodwill of the Company’s irrigation segment. Pro forma information related to this acquisition was not included because the impact on the Company’s consolidated financial statements was not considered to be material.

D. NET EARNINGS PER SHARE

The following table shows the computation of basic and diluted net earnings per share for the years ended August 31, 2015, 2014 and 2013:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net earnings	$26,309	$51,512	$70,570

Denominator:
Weighted average shares outstanding	11,818	12,832	12,830
Diluted effect of stock equivalents	37	50	71

Weighted average shares outstanding assuming dilution	11,855	12,882	12,901

Basic net earnings per share	$2.23	$4.01	$5.50
Diluted net earnings per share	$2.22	$4.00	$5.47

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

	For the years ended August 31,
Units and options in thousands	2015	2014	2013
Restricted stock units	3	3	3
Stock options	50	44	29

E. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is included in the accompanying Consolidated Balance Sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
$ in thousands	2015	2014
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $1,540 and $1,524	$(2,523)	$(2,497)
Foreign currency translation, net of hedging activities, net of tax expense of $3,154 and $1,688	(12,785)	296

Total accumulated other comprehensive loss	$(15,308)	$(2,201)

The following is a rollforward of the balances in accumulated other comprehensive income (loss), net of tax.

$ in thousands	Defined benefit pension plan adjustment	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at August 31, 2013	$(2,287)	(29)	(2,316)
Current-period change	(210)	325	115

Balance at August 31, 2014	(2,497)	296	(2,201)
Current-period change	(26)	(13,081)	(13,107)

Balance at August 31, 2015	(2,523)	$(12,785)	(15,308)

F. INCOME TAXES

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
$ in thousands	2015	2014	2013
United States	$49,668	$70,066	$99,781
Foreign	(2,917)	8,589	7,526

	$46,751	$78,655	$107,307

Significant components of the income tax provision are as follows:

	For the years ended August 31,
$ in thousands	2015	2014	2013
Current:
Federal	$15,908	$29,015	$33,498
State	1,426	2,176	2,303
Foreign	2,830	4,147	4,173

Total current	20,164	35,338	39,974

Deferred:
Federal	(406)	(6,936)	(1,554)
State	45	(346)	(178)
Foreign	639	(913)	(1,505)

Total deferred	278	(8,195)	(3,237)

Total income tax provision	$20,442	$27,143	$36,737

Total income tax provision resulted in effective tax rates differing from that of the statutory United States Federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
$ in thousands	2015		2014		2013
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$16,363	35.0	$27,529	35.0	$37,558	35.0
State and local taxes, net of federal tax benefit	911	1.9	1,067	1.4	1,365	1.3
Foreign tax rate differences	1,311	2.8	(116)	(0.1)	(103)	(0.1)
Domestic production activities deduction	(1,548)	(3.3)	(2,170)	(2.8)	(2,638)	(2.5)
Research and development and fuel tax credits	(71)	(0.1)	(89)	(0.1)	(289)	(0.3)
Deferred tax asset valuation allowance	2,949	6.3	-	-	-	-
Other	527	1.1	922	1.1	844	0.8

Effective rate	$20,442	43.7	$27,143	34.5	$36,737	34.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
$ in thousands	2015	2014
Deferred tax assets:
Deferred revenue	$1,411	$2,812
Net operating loss carry forwards	1,703	433
Defined benefit pension plan	2,754	2,780
Share-based compensation	1,814	2,106
State tax credits	87	87
Inventory	1,883	1,396
Warranty	2,672	3,354
Vacation	181	191
Accrued expenses and allowances	12,135	10,955
Other	527	-

Gross deferred tax assets	25,167	24,114
Valuation allowance	(2,949)	-

Net deferred tax assets	$22,218	$24,114

Deferred tax liabilities:
Intangible assets	(17,514)	(10,247)
Property, plant and equipment	(6,687)	(6,919)
Inventory	(83)	(121)
Other	-	(980)

Total deferred tax liabilities	(24,284)	(18,267)

Net deferred tax (liabilities) assets	$(2,066)	$5,847

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses in a certain foreign tax jurisdiction, management did not consider projections of future taxable income as persuasive evidence for the recoverability of deferred tax assets in that jurisdiction. Therefore, the Company recorded a valuation allowance of $2.9 million as of August 31, 2015.

The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, has not provided a U.S. deferred income tax liability on these undistributed earnings that are indefinitely reinvested. The Company would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested. At August 31, 2015, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $26.8 million. Determination of the estimated amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

A reconciliation of changes in pre-tax unrecognized tax benefits is as follows:

	August 31,
$ in thousands	2015	2014
Unrecognized Tax Benefits at September 1	$3,611	$902
Increases for positions taken in current year	57	50
Increases for positions taken in prior years	547	2,721
Reduction resulting from lapse of applicable statute of limitations	(122)	(62)
Decreases for positions taken in prior years	(257)	-

Unrecognized Tax Benefits at August 31	$3,836	$3,611

The net amount of unrecognized tax benefits at August 31, 2015 and 2014 that, if recognized, would impact the Company’s effective tax rate was $1.5 million and $1.0 million, respectively. Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued pre-tax liabilities for interest and penalties included in the unrecognized tax benefits liability were $1.2 million and $0.9 million for the years ended August 31, 2015 and 2014, respectively.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and in state, local, and foreign jurisdictions. The Company is no longer subject to examination by tax authorities in most jurisdictions for years prior to 2012. Subsequent to the fiscal year-end, the U.S. Internal Revenue Service (IRS) completed its audit for fiscal 2011.

G. INVENTORIES

	August 31,
($ in thousands)	2015	2014
Raw materials and supplies	$29,427	$19,953
Work in process	7,318	9,990
Finished goods and purchased parts	44,269	48,300

Total inventory value before LIFO adjustment	81,014	78,243
Less adjustment to LIFO value	(6,084)	(6,547)

Inventories, net	$74,930	$71,696

H. PROPERTY, PLANT AND EQUIPMENT

	August, 31
$ in thousands	2015	2014
Operating property, plant and equipment:
Land	$4,721	$3,315
Buildings	44,032	38,573
Equipment	100,254	91,254
Other	9,135	14,946

Total operating property, plant and equipment	158,142	148,088
Accumulated depreciation	(88,750)	(83,674)

Total operating property, plant and equipment, net	$69,392	$64,414

Property held for lease:
Machines	5,769	4,395
Barriers	17,687	17,213

Total property held for lease	$23,456	$21,608
Accumulated depreciation	(14,192)	(13,565)

Total property held for lease, net	$9,264	$8,043

Property, plant and equipment, net	$78,656	$72,457

Depreciation expense was $11.7 million, $10.8 million and $9.8 million for the years ended August 31, 2015, 2014, and 2013, respectively.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill by reportable segment for the year ended August 31, 2015 and 2014 is as follows:

$ in thousands	Irrigation	Infrastructure	Total
Balance as of August 31, 2013	$20,667	$16,747	37,414
Finalization of Claude Laval Corp acquisition	(403)	-	(403)
Foreign currency translation	29	(19)	10

Balance as of August 31, 2014	20,293	$16,728	$37,021
Acquisition of Elecsys	39,986	-	39,986
Acquisition of SPF	893	-	893
Foreign currency translation	(267)	(832)	(1,099)

Balance as of August 31, 2015	$60,905	$15,896	$76,801

The components of the Company’s identifiable intangible assets at August 31, 2015 and 2014 are included in the table below.

	August 31,
	2015			2014
$ in thousands	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Years	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Patents and developed technology	14.3	$33,741	$(16,473)	13.0	$30,282	$(14,687)
Customer relationships	12.2	19,958	(6,884)	7.4	7,932	(5,304)
Non-compete agreements	10.4	2,343	(1,044)	5.6	1,336	(852)
Other	1.9	1,010	(852)	1.6	517	(366)
Unamortizable intangible assets:
Tradenames	N/A	20,121	-	N/A	13,122	-

Total	12.1	$77,173	$(25,253)	10.0	$53,189	$(21,209)

Amortization expense for amortizable intangible assets was $4.7 million, $4.0 million and $2.8 million for 2015, 2014, and 2013, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal Years	$ in thousands
2016	$4,717
2017	4,447
2018	4,204
2019	3,550
2020	3,140
Thereafter	11,741

$31,799

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2015. No impairment losses were indicated as a result of the annual impairment testing for fiscal years 2015, 2014 and 2013.

J. OTHER CURRENT LIABILITIES

	August 31,
$ in thousands	2015	2014
Other current liabilities:
Compensation and benefits	$16,168	$16,622
Warranty	7,271	9,331
Deferred revenues	6,146	8,979
Dealer related liabilities	5,328	7,103
Income tax liabilities	4,034	8,922
Customer deposits	3,161	7,366
Other	13,997	15,620

Total other current liabilities	$56,105	$73,943

K. CREDIT ARRANGEMENTS

Senior Notes

On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of its Senior Notes, Series A, entirely due and payable on February 19, 2030 (the “Senior Notes”). Borrowings under the Senior Notes are unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Interest is payable semi-annually at an annual rate of 3.82 percent.

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At August 31, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At August 31, 2015, the Company had the ability to borrow up to $44.4 million under this facility, after consideration of outstanding standby letters of credit of $5.6 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.10 percent at August 31, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2015 and 2014, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation, has outstanding $2.4 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.99 percent as of August 31, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

($ in thousands)	August 31 2015	August 31 2014
Senior Notes	$115,000	$-
Amended Credit Agreement	-	-
Elecsys Series 2006A Bonds	2,366	-

Total debt	117,366	-
Less current portion	(193)	-

Total long-term debt	$117,173	$-

Principal payments due on the debt are as follows:

Due within:	$ in thousands
1 year	$193
2 years	197
3 years	201
4 years	205
5 years	209
Thereafter	116,361

$117,366

L. FINANCIAL DERIVATIVES

	Fair Values of Derivative Instruments Asset (Liability)
$ in thousands	Balance Sheet Location	August 31, 2015	August 31, 2014
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$217	$900
Foreign currency forward contracts	Other current liabilities	(352)	(240)

Total derivatives designated as hedging instruments		$(135)	$660

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	495	-
Foreign currency forward contracts	Other current liabilities	(61)	(160)

Total derivatives not designated as hedging instruments		$434	$(160)

In addition, accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $5.4 million and $2.0 million at August 31, 2015 and 2014, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of (Loss) Recognized in OCI on Derivatives
	For the years ended August 31,
$ in thousands	2015	2014	2013
Foreign currency forward contracts, net of tax expense (benefit) of $2,083, $16, and ($286)	$(3,420)	$(53)	$(357)

During fiscal 2015, 2014 and 2013, the Company settled Euro foreign currency forward contracts resulting in after-tax net (losses) gains of $3.8 million, ($0.5 million) and ($0.6 million), respectively, which were included in OCI as part of a currency translation adjustment. There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2015, 2014 and 2013. Accumulated currency translation adjustment in AOCI at August 31, 2015, 2014 and 2013 reflected realized and unrealized after-tax gains of $5.4 million, $2.0 million and $2.0 million, respectively.

At August 31, 2015 and 2014, the Company had outstanding Euro foreign currency forward contracts to sell 29.1 million Euro and 28.9 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At August 31, 2015 and 2014, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. The Company may choose whether or not to designate these contracts as hedges. For those contracts not designated, changes in fair value are recognized currently in the income statement. At August 31, 2015 and 2014, the Company had $9.5 million and $4.9 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

M. FAIR VALUE MEASUREMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2015 and 2014, respectively:

	August 31, 2015
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,093	$-	$-	$139,093
Derivative assets	$-	$712	$-	$712
Derivative liabilities	$-	$(413)	$-	$(413)

	August 31, 2015
$ in thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$171,842	$-	$-	$171,842
Derivative assets	$-	$900	$-	$900
Derivative liabilities	$-	$(400)	$-	$(400)

The carrying value of long-term debt (including current portion) was $117.4 million as of August 31, 2015. Based on current market rates, the fair value of this debt was estimated to be $114.9 million as of August 31, 2015. The Company had no outstanding long-term debt as of August 31, 2014.

N. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business operations, the Company enters into arrangements that obligate it to make future payments under contracts such as lease agreements. Additionally, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings. The Company has established accruals for certain proceedings based on an assessment of probability of loss. The Company believes that any potential loss in excess of the amounts accrued would not have a material effect on the business or its consolidated financial statements. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. During a meeting with the EPA in December 2014, the EPA requested that the Company prepare a feasibility study related to the site, which resulted in a revision to the Company’s remediation timeline. In November 2014, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline of when an approved remediation plan could begin. The Company now intends to perform its investigation of the soil and groundwater on the site during the first half of calendar 2016. In connection with the development of the feasibility study, the Company will assess revisions to its remediation plan and expects to meet with the EPA toward the end of calendar 2016 to determine how to proceed.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Although the Company has accrued all reasonably estimable costs associated with the site, it anticipates there could be revisions to the current remediation plan as well as additional testing and environmental monitoring as part of the Company’s ongoing discussions with the EPA regarding the development and implementation of the remedial action plans. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2015 and 2014:

Environmental Remediation Liabilities
$ in thousands	August 31,	August 31,
Balance Sheet Location	2015	2014
Other current liabilities	$1,431	$1,370
Other noncurrent liabilities	6,100	5,025

Total environmental remediation liabilities	$7,531	$6,395

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various non-cancelable operating lease agreements. At August 31, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Years	$ in thousands
2016	3,683
2017	2,989
2018	2,534
2019	2,101
2020	1,370
Thereafter	4,998

$17,675

Lease expense was $4.5 million, $4.0 million and $3.9 million for the years ended August 31, 2015, 2014, and 2013, respectively.

O. RETIREMENT PLANS

The Company has defined contribution profit-sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.2 million, $1.2 million and $1.0 million for the years ended August 31, 2015, 2014 and 2013, respectively.

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

As of August 31, 2015 and 2014, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
$ in thousands	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$7,157	$6,881
Interest cost	275	314
Actuarial loss	251	519
Benefits paid	(557)	(557)

Benefit obligation at end of year	$7,126	$7,157

Amounts recognized in the statement of financial position consist of:

	August 31,
$ in thousands	2015	2014
Other current liabilities	$557	$557
Pension benefit liabilities	6,569	6,600

Net amount recognized	$7,126	$7,157

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
$ in thousands	2015	2014
Net actuarial loss	$(4,063)	$(4,021)

For the years ended August 31, 2015 and 2014, the Company assumed a discount rate of 4.10 percent and 4.00 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2015, 2014 and 2013, the Company assumed a discount rate of 4.00 percent, 4.75 percent and 3.75 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan are as follows:

	For the years ended August 31,
$ in thousands	2015	2014	2013
Interest cost	$275	$314	$266
Net amortization and deferral	209	181	212

Total	$484	$495	$478

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2016 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal Years	$ in thousands
2016	$557
2017	546
2018	536
2019	523
2020	513
Thereafter	4,451

$7,126

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
$ in thousands	2015	2014
Warranties:
Product warranty accrual balance, beginning of period	$9,331	$6,695
Liabilities accrued for warranties during the period	4,223	7,533
Warranty claims paid during the period	(4,856)	(3,792)
Changes in estimates	(1,427)	(1,105)

Product warranty accrual balance, end of period	$7,271	$9,331

Warranty costs were $2.8 million, $6.4 million, and $6.9 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

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

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, filtration solutions and M2M technology. The irrigation reporting segment consists of five operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

The Company has no single major customer representing 10 percent or more of its total revenues during fiscal 2015, 2014, or 2013.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

$ in thousands	2015	2014	2013
Operating revenues:
Irrigation	$451,205	$539,943	$625,996
Infrastructure	108,976	77,990	64,852

Total operating revenues	$560,181	$617,933	$690,848

Operating income:
Irrigation	$50,765	$91,697	$125,395
Infrastructure	20,049	3,511	(811)

Segment operating income	$70,814	$95,208	$124,584
Unallocated general and administrative expenses	(20,119)	(16,850)	(17,523)
Interest and other income (expense), net	(3,944)	297	246

Earnings before income taxes	$46,751	$78,655	$107,307

Total Capital Expenditures:
Irrigation	$12,573	$15,534	$10,687
Infrastructure	2,671	2,181	449

	$15,244	$17,715	$11,136

Total Depreciation and Amortization:
Irrigation	$11,446	$9,494	$7,147
Infrastructure	4,966	5,299	5,453

	$16,412	$14,793	$12,600

Total Assets:
Irrigation	$429,224	$407,447	$391,527
Infrastructure	107,244	119,104	120,769

	$536,468	$526,551	$512,296

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
$ in thousands	2015		2014		2013
	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
United States	$350,290	63	$377,652	61	$428,929	62
International	209,891	37	240,281	39	261,919	38

Total Revenues	$560,181	100	$617,933	100	$690,848	100

	For the years ended August 31,
$ in thousands	2015		2014		2013
	Long-Lived Tangible Assets	% of Total	Long-Lived Tangible Assets	% of Total	Long-Lived Tangible Assets	% of Total
United States	$61,332	78	$55,378	76	$53,894	83
International	17,324	22	17,079	24	11,170	17

Total Long-Lived Assets	$78,656	100	$72,457	100	$65,064	100

R. SHARE BASED COMPENSATION

Share Based Compensation Program

Share based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2015, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan. At August 31, 2015 the Company had share based awards outstanding under its 2001 and 2010 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan. At August 31, 2015, 639,715 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan. All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan. The 2015 Plan also limits the total awards that may be made to any individual.

Share Based Compensation Information

The following table summarizes share-based compensation expense for the fiscal years ended August 31, 2015, 2014 and 2013:

	For the years ended August 31,
$ in thousands	2015	2014	2013
Share-based compensation expense included in cost of operating revenues	$161	$205	$214
Research and development	121	135	233
Sales and marketing	523	570	547
General and administrative	2,527	3,297	3,579

Share-based compensation expense included in operating expenses	3,171	4,002	4,359

Total share-based compensation expense	3,332	4,207	4,573
Tax benefit	(1,263)	(1,594)	(1,733)

Share-based compensation expense, net of tax	$2,069	$2,613	$2,840

As of August 31, 2015, there was $4.1 million pre-tax of total unrecognized compensation cost related to nonvested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest over a four-year period at 25 percent per year. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The table below shows the annual weighted-average assumptions used for valuation purposes.

	Grant Year
Weighted-Average Assumptions	Fiscal 2015	Fiscal 2014
Risk-free interest rate	2.0%	1.9%
Dividend yield	1.3%	0.7%
Expected life (years)	7	7
Volatility	53.6%	55.2%
Weighted-average grant-date fair value of options granted	$40.66	$40.40

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

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2015, 2014 and 2013:

	Number of stock options	Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (‘000s)
Stock options outstanding at August 31, 2013	79,138	$53.06	6.4	$1,817
Granted	25,394	$76.39
Exercised	(15,590)	$29.21		$853
Forfeitures	(2,319)	$67.55

Stock options outstanding at August 31, 2014	86,623	$63.80	7.3	$1,211

Granted	25,332	$83.53
Exercised	(9,859)	$39.99		$425
Forfeitures	(5,720)	$76.91

Stock options outstanding at August 31, 2015	96,376	$70.65	7.3	$710

Exercisable at August 31, 2013	31,927	$32.70	3.0	$1,383
Exercisable at August 31, 2014	30,130	$49.55	5.3	$851
Exercisable at August 31, 2015	39,449	$61.47	6.1	$583

There were 19,178, 13,793 and 8,330 outstanding stock options that vested during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
$ in thousands	2015	2014	2013
Intrinsic value of stock options exercised	$425	$853	$4,960
Cash received from stock option exercises	$394	$455	$2,036
Tax benefit realized from stock option exercises	$158	$317	$1,817
Aggregate grant-date fair value of stock options vested	$36.71	$34.89	$31.04

Restricted stock units – The restricted stock units have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three-year period at approximately 33 percent per year. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2015, 2014 and 2013:

	Number of restricted stock units	Weighted- Average Grant- Date Fair Value
Restricted stock units outstanding at August 31, 2013	57,431	$68.06
Granted	35,450	76.46
Vested	(31,204)	67.49
Forfeited	(2,524)	70.07

Restricted stock units outstanding at August 31, 2014	59,153	$73.04

Granted	34,291	80.94
Vested	(32,349)	72.28
Forfeited	(4,123)	77.55

Restricted stock units outstanding at August 31, 2015	56,972	$78.54

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2015, 2014 and 2013, outstanding restricted stock units included 5,504, 5,289 and 4,496 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $2.3 and $2.1 million for each of the years ended August 31, 2015 and 2014, respectively.

Performance stock units – The performance stock units have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three-year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to revenue growth and a return on net assets are achieved.

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2015, 2014 and 2013:

	Number of performance stock units	Weighted- Average Grant- Date Fair Value
Performance stock units outstanding at August 31, 2013	52,799	$60.41
Granted	13,434	74.84
Vested	(23,454)	55.45
Forfeited	(2,027)	64.57

Performance stock units outstanding at August 31, 2014	40,752	$67.81

Granted	12,328	80.33
Vested	(15,786)	57.09
Forfeited	(3,438)	76.44

Performance stock units outstanding at August 31, 2015	33,856	$76.50

In connection with the performance stock units, the performance goals are based upon revenue growth and a return on net assets during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed. In fiscal 2015 and fiscal 2014, performance stock units that vested represented 27,473 and 46,908, respectively, of actual shares of common stock issued. The fair value of performance stock units that vested during the period was $1.6 million and $2.6 million for the year ended August 31, 2015 and 2014, respectively.

S. SHARE REPURCHASES

On January 3, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $150.0 million of common stock, effective as of January 2, 2014, through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the twelve months ended August 31, 2015, the Company repurchased 1,198,089 shares for an aggregate purchase price of $96.9 million. During the twelve months ended August 31, 2014, the Company repurchased 497,899 shares of common stock for an aggregate purchase price of $41.0 million. The remaining amount available under the repurchase program was $112.1 million as of August 31, 2015.

T. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
Year ended August 31, 2015
Operating revenues	$134,845	$141,089	$160,707	$123,540
Cost of operating revenues	$97,931	$101,533	$114,321	$90,075
Earnings before income taxes	$11,661	$14,138	$20,423	$529
Net earnings	$7,568	$8,995	$12,927	$(3,181)
Diluted net earnings per share	$0.62	$0.75	$1.10	$(0.28)

Year ended August 31, 2014
Operating revenues	$147,671	$152,804	$169,936	$147,522
Cost of operating revenues	$107,520	$110,132	$121,687	$107,599
Earnings before income taxes	$15,817	$20,789	$25,500	$16,549
Net earnings	$10,234	$13,450	$16,499	$11,329
Diluted net earnings per share	$0.79	$1.04	$1.28	$0.89

(a) The fourth quarter 2015 results were impacted by a bad debt reserve of $5.0 million on accounts receivable and a reserve of $2.9 million against foreign income tax assets.

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

The Company acquired Elecsys Corporation during 2015, and management excluded from its assessment of the effectiveness of the internal control over financial reporting as of August 31, 2015. Elecsys Corporation’s internal control over financial reporting is associated with total assets of $99.8 million and total revenues of $18.7 million included in the consolidated financial statements of Lindsay Corporation and subsidiaries as of and for the year ended August 31, 2015.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lindsay Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Lindsay Corporation acquired Elecsys Corporation during 2015, and management excluded from its assessment of the effectiveness of the internal control over financial reporting as of August 31, 2015, Elecsys Corporation’s internal control over financial reporting is associated with total assets of $99.8 million and total revenues of $18.7 million included in the consolidated financial statements of Lindsay Corporation and subsidiaries as of and for the year ended August 31, 2015. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of Elecsys Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2015, and our report dated October 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

October 20, 2015

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2015. Information about the Board of Directors required by Items 401 and 407 of Regulation S-K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

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

	Age	Position
Richard W. Parod	62	President and Chief Executive Officer
Eric R. Arneson*	41	Vice President, General Counsel and Secretary
David B. Downing	60	President – Agricultural Irrigation Division
C. Mike Harris*	49	President – Industrial Water Solutions Business
James C. Raabe	55	Vice President and Chief Financial Officer
Mark A. Roth*	40	Vice President – Corporate Development and Treasurer
Reuben P. Srinivasan*	52	Vice President – Human Resources
Lori L. Zarkowski*	40	Chief Accounting Officer

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

Mr. C. Mike Harris is President – Industrial Water Solutions Business of the Company and has held such position since November 2013. Prior to joining Lindsay and since February 2013, he served as Vice President of Sales and Field Operation at Johnson Controls, Inc., a global diversified technology and industrial company. From May 2010 to February 2013, Mr. Harris served as Vice President and Managing Director of Asia Pacific at Johnson

Controls, Inc. From February 2005 to April 2010, Mr. Harris served as Vice President and General Manager of Energy Services for Johnson Controls, Inc. Prior to 2005 and since 2002, Mr. Harris served in several Vice President positions’ at Johnson Controls, Inc. Prior to joining Johnson Controls, Inc., Mr. Harris held various leadership positions in the energy services, commodity trading and utility industries.

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

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2015.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2015 (there were no equity compensation plans not approved by security holders as of August 31, 2015):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	181,700	$70.65	639,715

Total	181,700	$70.65	639,715

(1) Plans approved by stockholders include the Company’s 2001, 2010 and 2015 Long-Term Incentive Plans. While certain share based awards remain outstanding under the Company’s 2001 and 2010 Long-Term Incentive Plans, no future equity compensation awards may be granted under such plans.

(2) Column (a) includes (i) 33,856 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2015, and (ii) 51,864 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2015. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

a(2) Exhibit

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2015, 2014 and 2013

(in thousands)	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charges to costs and expenses	Charged to other accounts
Year ended August 31, 2015:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$4,857	$5,840	$-	$991	$9,706
Allowance for inventory obsolescence (b)	$2,858	$3,302	$(147)	$1,608	$4,405
Deferred tax asset valuation allowance	$-	$2,949	$-	$-	$2,949
Year ended August 31, 2014:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$2,853	$2,225	$-	$221	$4,857
Allowance for inventory obsolescence (b)	$3,089	$698	$11	$940	$2,858
Deferred tax asset valuation allowance	$-	$-	$-	$-	$-
Year ended August 31, 2013:
Deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts (a)	$1,717	$1,543	$-	$407	$2,853
Allowance for inventory obsolescence (b)	$1,648	$2,632	$71	$1,262	$3,089
Deferred tax asset valuation allowance	$-	$-	$-	$-	$-

(a) Deductions consist of uncollectible items written off, less recoveries of items previously written off.

(b) Deductions consist of obsolete items sold or scrapped.

a(3) Exhibits. The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of October, 2015.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of October, 2015.

/S/ RICHARD W. PAROD Richard W. Parod	Director, President and Chief Executive Officer
(Principal Executive Officer)

/S/ JAMES C. RAABE	Vice President and Chief Financial Officer
James C. Raabe	(Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL C. NAHL (1)	Chairman of the Board of Directors
Michael C. Nahl

/S/ ROBERT E. BRUNNER (1)	Director
Robert E. Brunner

/S/ HOWARD G. BUFFETT (1)	Director
Howard G. Buffett

/S/ MICHAEL N CHRISTODOLOU (1)	Director
Michael N. Christodolou

/S/ W. THOMAS JAGODINSKI (1)	Director
W. Thomas Jagodinski

/S/ DAVID B. RAYBURN (1)	Director
David B. Rayburn

/S/ MICHAEL D. WALTER (1)	Director
Michael D. Walter

/S/ WILLIAM F. WELSH II (1)	Director
William F. Welsh II

(1) By:	/S/ RICHARD W. PAROD
Richard W. Parod, Attorney-In-Fact

a(3) EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1	Lindsay Corporation 2015 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015.†

10.2	Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.3	Lindsay Manufacturing Co. 2006 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.†

10.4	Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(i) of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.†

10.5	Amendment to Lindsay Manufacturing Co. 2001 Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.†

10.6	Lindsay Corporation Management Incentive Umbrella Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014.†

10.7**	Lindsay Corporation Management Incentive Plan (MIP), 2015 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.†

10.8	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.†

10.9	Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2000.†

10.10	First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.†

10.11	Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed on December 27, 2004.†

10.12	Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.†

10.13	Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.14	Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.15	Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.†

10.16	Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.†

10.17	Eighth Amendment to Employment Agreement, dated November 29, 2012, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2012. †

10.18	Ninth Amendment to Employment Agreement, dated January 26, 2015, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015. †

10.19	Employment Agreement, dated May 5, 2011, between the Company and James Raabe, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2011.†

10.20	Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.21	Amended and Restated Revolving Credit Agreement, dated February 18, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.22	Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 9-K filed on February 20, 2015

10.23	Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013.

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10-K for fiscal 2014 on behalf of non-management directors.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.

*	Filed herein.

**

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934.