Form 10-Q
period 2015-11-30
LINDSAY CORP
filed 2015-12-23
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of December 18, 2015, 11,135,450 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2015	November 30, 2014

Operating revenues	$121,622	$134,845
Cost of operating revenues	87,208	97,931

Gross profit	34,414	36,914

Operating expenses:
Selling expense	9,992	9,417
General and administrative expense	9,015	12,871
Engineering and research expense	3,659	2,724

Total operating expenses	22,666	25,012

Operating income	11,748	11,902

Other income (expense):
Interest expense	(1,196)	(71)
Interest income	164	172
Other expense, net	(320)	(342)

Earnings before income taxes	10,396	11,661

Income tax expense	3,452	4,093

Net earnings	$6,944	$7,568

Earnings per share:
Basic	$0.62	$0.62
Diluted	$0.62	$0.62

Shares used in computing earnings per share:
Basic	11,259	12,224
Diluted	11,288	12,274

Cash dividends declared per share	$0.280	$0.270

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2015	November 30, 2014

Net earnings	$6,944	$7,568

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	5	32
Foreign currency translation adjustment, net of hedging activities and tax	(1,566)	(3,973)

Total other comprehensive loss, net of tax expense of $644 and $556	(1,561)	(3,941)

Total comprehensive income	$5,383	$3,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2015	November 30, 2014	August 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$129,260	$139,287	$139,093
Receivables, net of allowance of $8,485, $2,530, and $9,706, respectively	70,403	89,165	74,063
Inventories, net	78,246	77,010	74,930
Deferred income taxes	12,305	17,107	15,807
Other current assets	18,494	18,853	18,274

Total current assets	308,708	341,422	322,167

Property, plant and equipment:
Cost	183,630	170,051	181,598
Less accumulated depreciation	(104,641)	(99,150)	(102,942)

Property, plant and equipment, net	78,989	70,901	78,656

Intangibles, net	50,598	30,821	51,920
Goodwill	76,497	36,634	76,801
Other noncurrent assets, net of allowance of $0, $2,017, and $0, respectively	6,824	10,299	6,924

Total assets	$521,616	$490,077	$536,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,106	$48,648	$38,814
Current portion of long-term debt	194	—	193
Other current liabilities	48,255	60,972	56,105

Total current liabilities	87,555	109,620	95,112

Pension benefits liabilities	6,500	6,530	6,569
Long-term debt	117,124	—	117,173
Deferred income taxes	18,583	11,903	18,971
Other noncurrent liabilities	10,162	9,190	10,083

Total liabilities	239,924	137,243	247,908

Shareholders’ Equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,713, 18,674, and 18,684 shares issued at November 30, 2015 and 2014 and August 31, 2015, respectively	18,713	18,674	18,684
Capital in excess of stated value	55,287	52,650	55,184
Retained earnings	462,713	449,658	458,903
Less treasury stock - at cost, 7,531, 6,578, and 7,394 shares at November 30, 2015 and 2014 and August 31, 2015, respectively	(238,152)	(162,006)	(228,903)
Accumulated other comprehensive loss, net	(16,869)	(6,142)	(15,308)

Total shareholders’ equity	281,692	352,834	288,560

Total liabilities and shareholders’ equity	$521,616	$490,077	$536,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,944	$7,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,295	3,748
Provision for uncollectible accounts receivable	153	169
Deferred income taxes	2,060	(774)
Share-based compensation expense	906	1,099
Other, net	1,648	1,368
Changes in assets and liabilities:
Receivables	2,503	1,792
Inventories	(3,749)	(5,347)
Other current assets	982	(1,513)
Accounts payable	733	7,300
Other current liabilities	(6,322)	(8,131)
Current income taxes payable	(1,089)	(3,441)
Other noncurrent assets and liabilities	(614)	1,857

Net cash provided by operating activities	8,450	5,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,705)	(3,649)
Proceeds from settlement of net investment hedges	231	1,889
Payments for settlement of net investment hedges	(512)	(329)
Other investing activities, net	749	—

Net cash used in investing activities	(4,237)	(2,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	72	—
Common stock withheld for payroll tax withholdings	(719)	(1,699)
Principal payments on long-term debt	(48)	—
Excess tax benefits from share-based compensation	53	501
Repurchase of common shares	(9,249)	(29,986)
Dividends paid	(3,134)	(3,276)

Net cash used financing activities	(13,025)	(34,460)

Effect of exchange rate changes on cash and cash equivalents	(1,021)	(1,701)

Net change in cash and cash equivalents	(9,833)	(32,555)
Cash and cash equivalents, beginning of period	139,093	171,842

Cash and cash equivalents, end of period	$129,260	$139,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

Note 2 – New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP and becomes effective in the first quarter of fiscal year 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. The standard requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, result from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company elected to adopt the standard in September 2015. The adoption of ASU 2015-16 did not have a material impact on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all valuation allowances will also be classified as noncurrent. The effective date of ASU No. 2015-17 will be the first quarter of fiscal 2018 with early adoption permitted. The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company does not expect this standard to have a material impact on the consolidated financial statements.

Note 3 – Net Earnings per Share

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2015 and 2014:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2015	November 30, 2014
Numerator:
Net earnings	$6,944	$7,568
Denominator:
Weighted average shares outstanding	11,259	12,224
Diluted effect of stock awards	29	50

Weighted average shares outstanding assuming dilution	11,288	12,274

Basic net earnings per share	$0.62	$0.62
Diluted net earnings per share	$0.62	$0.62

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

	Three months ended November 30,
Units and options in thousands	2015	2014
Restricted stock units	15	10
Stock options	63	58

Note 4 – Acquisitions

In connection with business acquisitions, the Company records the estimated fair value of the identifiable assets acquired, liabilities assumed, goodwill, and any non-controlling interest in the acquired, all determined as of the date of acquisition. The Company records acquisition and integration expenses as part of general and administrative expenses on the consolidated statement of operations. There were no acquisition and integration expenses incurred during the three months ended November 30, 2015 and $0.6 million of acquisition and integration expenses incurred during the three months ended November 30, 2014.

On July 20, 2015, the Company completed the acquisition of SPF Water Engineering, LLC (“SPF”) based in Boise, Idaho. SPF is a full-service water resource consulting firm offering water supply studies, well design and construction, water and wastewater system design, water rights consulting and more. The Company paid $2.5 million, which was financed with cash on hand, for total purchase consideration of $2.4 million net of cash acquired of $0.1 million. The allocation of the purchase price to the tangible and intangible assets acquired was finalized in the first quarter of fiscal 2016 with no changes from the preliminary amounts reported in the Company’s most recent annual report.

Note 5 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2015 and 2014.

The Company recorded income tax expense of $3.5 million and $4.1 million for the three months ended November 30, 2015 and 2014, respectively. The estimated annual effective income tax rate was 33.2 percent and 35.1 percent for the three months ended November 30, 2015 and 2014, respectively.

Note 6 – Inventories

Inventories consisted of the following as of November 30, 2015, November 30, 2014 and August 31, 2015:

($ in thousands)	November 30, 2015	November 30, 2014	August 31, 2015
Raw materials and supplies	$26,611	$21,006	$29,427
Work in process	8,623	9,343	7,318
Finished goods and purchased parts	48,569	54,015	44,269

Total inventory value before LIFO adjustment	83,803	84,364	81,014
Less adjustment to LIFO value	(5,557)	(7,354)	(6,084)

Inventories, net	$78,246	$77,010	$74,930

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

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At November 30, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At November 30, 2015, the Company had the ability to borrow up to $44.4 million under this facility, after consideration of outstanding standby letters of credit of $5.6 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.14 percent at November 30, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2015 and 2014 and August 31, 2015, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation has outstanding $2.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (2.10 percent as of November 30, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

($ in thousands)	November 30, 2015	November 30, 2014	August 31, 2015
Senior Notes	$115,000	$—	$115,000
Amended Credit Agreement	—	—	—
Elecsys Series 2006A Bonds	2,318	—	2,366

Total debt	117,318	—	117,366
Less current portion	(194)	—	(193)

Total long-term debt	$117,124	$—	$117,173

Principal payments due on the debt are as follows:

Due within:	$ in thousands
1 year	$194
2 years	198
3 years	202
4 years	206
5 years	210
Thereafter	116,308

$117,318

Note 8 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of November 30, 2015, the Company’s derivative counterparty had investment grade credit ratings. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments Asset (Liability)
($ in thousands)	Balance Sheet Classification	November 30, 2015	November 30, 2014	August 31, 2015
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,092	$1,072	$217
Foreign currency forward contracts	Other current liabilities	(31)	(87)	(352)

Total derivatives designated as hedging instruments		$2,061	$985	$(135)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$63	$181	$495
Foreign currency forward contracts	Other current liabilities	(311)	—	(61)

Total derivatives not designated as hedging instruments		$(248)	$181	$434

Accumulated other comprehensive income included realized and unrealized after-tax gains of $6.7 million, $3.1 million and $5.4 million at November 30, 2015 and 2014 and August 31, 2015, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended
($ in thousands)	November 30, 2015	November 30, 2014
Foreign currency forward contracts, net of tax expense of $649 and $733	$1,212	$1,145

For the three months ended November 30, 2015 and 2014, the Company settled foreign currency forward contracts resulting in an after-tax net (loss) gain of $(0.1) million and $0.9 million, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2015 and 2014.

At November 30, 2015 and 2014 and August 31, 2015, the Company had outstanding Euro foreign currency forward contracts to sell 28.8 million Euro, 29.0 million Euro and 29.1 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2015 and 2014 and August 31, 2015, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

For derivative contracts in which the Company does not elect hedge accounting treatment, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value through earnings in the condensed consolidated statement of operations. The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables. At November 30, 2015 and 2014 and August 31, 2015, the Company had $9.6 million, $4.3 million and $9.5 million respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2015 and 2014 and August 31, 2015, respectively. There were no transfers between any levels for the periods presented.

	November 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$129,260	$—	$—	$129,260
Derivative assets	—	2,155	—	2,155
Derivative liabilities	—	(342)	—	(342)

	November 30, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,287	$—	$—	$139,287
Derivative assets	—	1,253	—	1,253
Derivative liabilities	—	(87)	—	(87)

	August 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,093	$—	$—	$139,093
Derivative assets	—	712	—	712
Derivative liabilities	—	(413)	—	(413)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2015, November 30, 2014 or August 31, 2015.

Note 10 – Commitments and Contingencies

In the ordinary course of its business operations, the Company enters into arrangements that obligate it to make future payments under contracts such as lease agreements. Additionally, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings. The Company has established accruals for certain proceedings based on an assessment of probability of loss. The Company believes that any potential loss in excess of the amounts accrued, other than the environmental remediation matters discussed separately below, would not have a material effect on the business or its consolidated financial statements.

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

In fiscal 2013, the Company and the EPA conducted a periodic five-year review of the status of the remediation of the contamination of the site. During a meeting with the EPA in December 2014, the EPA requested that the Company prepare a feasibility study related to the site, which resulted in a revision to the Company’s remediation timeline. In November 2014, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline of when an approved remediation plan could begin. The Company now intends to complete its investigation of the soil and groundwater on the site during the first half of calendar 2016. In connection with the development of the feasibility study, the Company will assess revisions to its remediation plan and expects to meet with the EPA toward the end of calendar 2016 to determine how to proceed.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2015 and 2014 and August 31, 2015:

Environmental Remediation Liabilities
($ in thousands)	November 30, 2015	November 30, 2014	August 31, 2015
Balance Sheet Classification

Other current liabilities	$1,343	$1,403	$1,431
Other noncurrent liabilities	6,100	6,475	6,100

Total environmental remediation liabilities	$7,443	$7,878	$7,531

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30 2015	November 30 2014
Product warranty accrual balance, beginning of period	$7,271	$9,331
Liabilities accrued for warranties during the period	1,357	958
Warranty claims paid during the period	(1,860)	(1,140)
Changes in estimates	(483)	25

Product warranty accrual balance, end of period	$6,285	$9,174

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.9 million and $1.1 million for the three months ended November 30, 2015 and 2014, respectively.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2015 and 2014, respectively:

	Three months ended November 30,
	2015		2014
	# Granted	Weighted Average Grant-Date Fair Value Per Award	# Granted	Weighted Average Grant-Date Fair Value Per Award
Stock options	39,999	$27.88	25,332	$40.66
RSUs	38,438	$64.37	27,621	$80.33
PSUs	16,466	$64.37	12,328	$80.33

The RSUs granted during the three months ended November 30, 2015 and 2014 consisted of 3,496 and 2,808, respectively of awards that will be settled in cash. The weighted average stock price on the date of the grant was $67.68 and $83.53 for 2015 and 2014, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three month periods ended November 30, 2015 and 2014, respectively:

	Grant Year
	2015	2014
Weighted-average dividend yield	1.7%	1.3%
Weighted-average volatility	46.3%	53.6%
Range of risk-free interest rates	1.8%	2.0%
Weighted-average expected lives	7 years	7 years

Note 13 – Other Current Liabilities

($ in thousands)	November 30, 2015	November 30, 2014	August 31, 2015
Other current liabilities:
Compensation and benefits	$12,752	$10,769	$16,168
Warranties	6,285	9,174	7,271
Deferred revenues	5,709	9,452	6,146
Customer deposits	4,843	4,072	3,161
Dealer related liabilities	4,822	5,946	5,328
Income tax payable	3,256	6,090	4,034
Other	10,588	15,469	13,997

Total other current liabilities	$48,255	$60,972	$56,105

Note 14 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended November 30, 2015, and November 30, 2014, the Company repurchased 136,263 shares and 381,619 shares, respectively, of common stock for an aggregate purchase price of $9.2 million and $30.0 million, respectively. The remaining amount available under the repurchase program was $102.8 million as of November 30, 2015.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: Irrigation and Infrastructure. The Company evaluates the performance of its reportable segments based on segment sales, gross profit, and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. The Company had no single major customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2015 and 2014.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, filtration solutions and machine-to-machine (M2M) technology. The irrigation reporting segment consists of five operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

	Three months ended
($ in thousands)	November 30, 2015	November 30, 2014
Operating revenues:
Irrigation	$101,327	$114,716
Infrastructure	20,295	20,129

Total operating revenues	$121,622	$134,845

Operating income:
Irrigation (1)	$12,692	$14,669
Infrastructure (1)	3,082	2,244

Segment operating income (1)	15,774	16,913
Unallocated general and administrative expenses	(4,026)	(5,011)
Interest and other expense, net	(1,352)	(241)

Earnings before income taxes	$10,396	$11,661

Capital Expenditures:
Irrigation	$3,152	$3,084
Infrastructure	1,553	565

	$4,705	$3,649

Depreciation and Amortization:
Irrigation	$3,094	$2,486
Infrastructure	1,201	1,262

	$4,295	$3,748

(1)	There were no environmental remediation expenses for the three months ended November 30, 2015. Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the three months ended November 30, 2014.

($ in thousands)	November 30, 2015	November 30, 2014	August 31, 2015
Total Assets:
Irrigation	$415,106	$368,577	$429,224
Infrastructure	106,510	121,500	107,244

	$521,616	$490,077	$536,468

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2015. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company’s financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2015.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for the three months ended November 30, 2015 were $6.9 million or $0.62 per diluted share compared with $7.6 million or $0.62 per diluted share in the same period of the prior year. The decrease in earnings was primarily attributable to lower revenues, which declined 10 percent to $121.6 million from $134.8 million, and higher interest expense related to new debt issues in February 2015. Operating margin for the three months ended November 30, 2015 increased to 9.7 percent as compared to 8.8 percent for the three months ended November 30, 2014. The increase in operating margin was primarily attributable to higher gross margins resulting from the sales mix in the period.

The primary driver of lower revenue was the irrigation segment, in which sales decreased 12 percent to $101.3 million. Lower commodity prices and reduced farm income have caused a dampening of farmer sentiment regarding capital investments, which has driven a reduction in the global irrigation market. Infrastructure revenues increased 1 percent to $20.3 million. The strengthening of the U.S. dollar against the value of other currencies, including the Brazilian real, South African rand, the Australian dollar and the Euro negatively affected revenues by $7.7 million and operating income by $0.7 million for the three months ended November 30, 2015 as compared to the same period of fiscal 2014.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices - As of November 2015, corn prices have decreased approximately 5 percent and soybeans prices have decreased approximately 15 percent compared to the same time last year.

•	Net farm income - As of November 2015, the U.S. Department of Agriculture (USDA) estimated U.S. 2015 net farm income to be $55.9 billion, down 38 percent from USDA’s estimate of U.S. 2014 net farm income of $90.4 billion. If realized, the 2015 forecast would be the lowest since 2002.

•	Weather conditions – Favorable growing conditions in the United States during 2015 led to record harvests that contributed to lower crop prices.

•	Governmental policies - A number of governmental laws and regulations can impact the Company’s business, including:

•	The Agricultural Act of 2014 provides certainty to growers by adopting a five-year farm bill. This law continues many of its existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

•	In December 2015, certain tax incentives such as the Section 179 income tax deductions and bonus depreciation that encourage equipment purchases were granted long term extensions. These incentives could benefit equipment sales in the future.

•	Various U.S. and global trade sanctions could negatively impact irrigation equipment sales to certain geographic markets around the world.

•	On November 30, 2015, the Environmental Protection Agency (“EPA”) finalized requirements for the amount of ethanol and other renewable fuels blended into the overall U.S. fuel supply in 2016. The requirement, while decreased from the original mandate, still provides for continued growth in demand for the upcoming calendar year as the goal is set out to achieve 18 billion gallons of renewable fuels for 2016.

•	Many international markets are affected by government policies such as subsidies and other agriculturally related incentives. While these policies can have a significant impact on an individual market, they typically do not have a material impact on consolidated results.

•	Currency – The U.S. dollar has strengthened against most currencies from the same period in the prior year, including the Brazilian real, South African rand, the Australian dollar and the Euro. This strengthening increases the cost of parts and products exported from the U.S. in comparison to supply denominated in local currency and therefore could negatively impact the Company’s international sales and margins.

Although visibility into 2016 is limited, numerous factors are creating headwind against a potential revenue increase over the prior year. While commodity prices have leveled off in the U.S., net farm income is projected at the lowest level since 2002, leading to downward pressure on demand and pricing. In the international markets, currency conditions remain challenging and performance is likely to be dependent upon project sales in 2016, leading to lumpier revenue. While the Company is confident in the future of these markets, there have been no significant indicators of improvements in demand in the near-term.

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency globally. The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015. While the additional capacity from the plant in Turkey may create some short-term fixed expense absorption pressure, the Company is confident in the incremental profit potential of global expansion plans and the long-term growth opportunities the region offers.

The infrastructure business has continued to improve its profit profile and generated growth in an environment of constrained government spending. In December 2015, the U.S. government enacted a $305.0 billion highway-funding bill to fund highway, bridge and transit projects over the next five years. In light of this longer term government funding, opportunities exist for market growth in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety. The Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the possibility that a global economic slowdown could impact government spending on international projects.

As of November 30, 2015, the Company had an order backlog of $61.9 million compared with $68.3 million at November 30, 2014 and $48.0 million at August 31, 2015. The November 30, 2015 backlog includes $8.1 million of backlog for Elecsys Corporation while the backlog at November 30, 2014 included a $12.7 million Road Zipper SystemTM order from the Golden Gate Bridge Highway & Transportation District. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders and therefore, is generally not a good indication of the next fiscal quarter’s revenues.

The global drivers for the Company’s markets of population growth, expanded food production and efficient water use and infrastructure expansion support the Company’s long-term growth goals. The most significant opportunities for growth over the next several years are in international markets, where irrigation use is less developed and demand is driven primarily by food security, water scarcity and population growth.

Results of Operations

For the Three Months ended November 30, 2015 compared to the Three Months ended November 30, 2014

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2015 and 2014. It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	November 30, 2015	November 30, 2014	Increase (Decrease)
Consolidated
Operating revenues	$121,622	$134,845	(10%)
Gross profit	$34,414	$36,914	(7%)
Gross margin	28.3%	27.4%

Operating expenses (1)	$22,666	$25,012	(9%)
Operating income	$11,748	$11,902	(1%)
Operating margin	9.7%	8.8%

Other (expense) income, net	$(1,352)	$(241)	461%
Income tax expense	$3,452	$4,093	(16%)
Effective income tax rate	33.2%	35.1%
Net earnings	$6,944	$7,568	(8%)

Irrigation Equipment Segment
Segment operating revenues	$101,327	$114,716	(12%)
Segment operating income (2) (3)	$12,692	$14,669	(13%)
Segment operating margin (2) (3)	12.5%	12.8%

Infrastructure Products Segment
Segment operating revenues	$20,295	$20,129	1%
Segment operating income (2) (3)	$3,082	$2,244	37%
Segment operating margin (2) (3)	15.2%	11.1%

(1)	Includes $4.0 million and $5.0 million of unallocated general and administrative expenses for the three months ended November 30, 2015 and 2014, respectively.
(2)	Excludes unallocated general and administrative expenses.
(3)	There were no environmental remediation expenses for the three months ended November 30, 2015. Environmental remediation expenses of $1.3 million and $0.2 million were allocated to the irrigation segment and infrastructure segment, respectively, for the three months ended November 30, 2014.

Revenues

Operating revenues for the three months ended November 30, 2015 declined 10 percent to $121.6 million from $134.8 million for the three months ended November 30, 2014 as irrigation revenues decreased $13.4 million partially offset by the $0.2 million increase in infrastructure revenues. The irrigation segment provided 83 percent of the Company’s revenue for the three months ended November 30, 2015 as compared to 85 percent of the same prior year period.

U.S. irrigation revenues for the three months ended November 30, 2015 of $59.2 million decreased $3.5 million or 6 percent from $62.7 million for the three months ended November 30, 2014. The decrease in U.S. irrigation revenues is primarily due to a volume decline in the number of units sold compared to the prior year, partially offset by $7.2 million of revenue from the recently acquired Elecsys Corporation. Lower commodity prices and lower farm income affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the three months ended November 30, 2015 of $42.1 million decreased $9.9 million or 19 percent from $52.0 million for the three months ended November 30, 2014. Foreign currency translation as compared to the prior year reduced international irrigation revenues by $6.0 million for the three months ended November 30, 2015 compared to the first three months of November 2014. Revenue excluding the effect of foreign currency translation decreased most notably in Brazil and several export markets.

Infrastructure segment revenues for the three months ended November 30, 2015 of $20.3 million increased $0.2 million or 1 percent from $20.1 million for the three months ended November 30, 2014. The increase is primarily due to increases in road safety and Road Zipper sales and leases, partially offset by the impact of currency exchange rates and lower rail and contract product sales.

Gross Margin

Gross profit for the three months ended November 30, 2015 of $34.4 million decreased 7 percent from $36.9 million for the three months ended November 30, 2014. The decrease in gross profit was primarily due to the decline in sales partially offset by an increase in gross margin to 28.3 percent for the three months ended November 30, 2015 from 27.4 percent for the three months ended November 30, 2014. Gross margin in irrigation increased by approximately 1 percentage point and infrastructure gross margin also increased by approximately 1 percentage point. Irrigation gross margin increased primarily as a result of a change in sales mix with the addition of Elecsys in the current year, while competitive pricing pressures were largely offset by lower input costs. The increase in infrastructure gross margin was primarily due to the sales mix.

Operating Expenses

The Company’s operating expenses of $22.7 million for the three months ended November 30, 2015 decreased by $2.3 million over operating expenses in the prior year. The change in operating expenses includes $2.4 million of incremental expenses related to Elecsys Corporation, offset by reductions in environmental expenses of $1.5 million, personnel related expenses of $1.5 million, collections on accounts receivable that were reserved for in the prior periods of $1.2 million and acquisition related expenses of $0.6 million. Operating expenses were 18.6 percent of sales for the three months ended November 30, 2015 compared to 18.5 percent of sales for the three months ended November 30, 2014.

Income Taxes

The Company recorded income tax expense of $3.5 million and $4.1 million for the three months ended November 30, 2015 and 2014, respectively. The effective income tax rate was 33.2 percent and 35.1 percent for the three months ended November 30, 2015 and 2014, respectively. The decrease in the effective income tax rate from November 2014 to November 2015 primarily relates to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $129.3 million at November 30, 2015 compared with $139.3 million at November 30, 2014 and $139.1 million at August 31, 2015. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $30.8 million, $27.8 million and $23.5 million as of November 30, 2015 and 2014 and August 31, 2015, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these earnings were repatriated.

Net working capital was $221.2 million at November 30, 2015, as compared with $231.8 million at November 30, 2014 and $227.1 million at August 31, 2015. Cash provided by operations totaled $8.5 million during the three months ended November 30, 2015, an increase of $2.8 million compared to the prior year period. This increase was primarily due to changes of $2.8 million in deferred income taxes, $2.5 million in other current assets, $2.4 million in income taxes payable and $1.8 million in other current liabilities, partially offset by a $6.6 million negative change in accounts payable.

Cash flows used in investing activities totaled $4.2 million during the three months ended November 30, 2015 compared to $2.1 million used in investing activities during the same prior year period. Capital spending of $4.7 million in fiscal 2016 increased compared to the prior year capital spending of $3.6 million.

Cash flows used in financing activities totaled $13.0 million during the three months ended November 30, 2015 compared to cash flows used in financing activities of $34.5 million during the same prior year period. The decrease in cash used in financing activities was primarily due to a reduction in the repurchasing of common shares of $20.7 million.

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

Capital Expenditures and Expansion of International Markets

Capital expenditures for fiscal 2016 are estimated to be between $15.0 and $20.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2016, the Company paid a quarterly cash dividend of $0.28 per common share or $3.1 million to stockholders as compared to $0.27 per common share or $3.3 million in the first quarter of fiscal 2015.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended November 30, 2015, and November 30, 2014, the Company repurchased 136,263 shares and 381,619 shares, respectively, of common stock for an aggregate purchase price of $9.2 million and $30.0 million, respectively. The remaining amount available under the repurchase program was $102.8 million as of November 30, 2015.

Senior Notes

On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of Senior Notes, Series A, entirely due and payable on February 19, 2030 (the “Senior Notes”). Borrowings under the Senior Notes are unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Interest is payable semi-annually at an annual rate of 3.82 percent. The Company intends to use the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions, dividends and share repurchases.

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Wells Fargo Bank, National Association (the “Bank”). The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At November 30, 2015 and 2014, the Company had no outstanding borrowings under the Amended Credit Agreement or the Revolving Credit Facility, respectively. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At November 30, 2015, the Company had the ability to borrow up to $44.4 million under this facility, after consideration of outstanding standby letters of credit of $5.6 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.14 percent at November 30, 2015), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the agreements above contains certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2015 and 2014 and August 31, 2015, the Company was in compliance with all financial loan covenants contained in its credit agreements in place as of each of those dates.

Elecsys Series 2006A Bonds

The Company’s wholly-owned subsidiary, Elecsys Corporation has outstanding $2.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (2.10 percent as of November 30, 2015). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

The table below sets forth the Company’s significant future obligations by time period related to principal and interest on the Company’s Senior Notes and Elecsys Series 2006A Bonds.

$ in thousands Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
Long-term debt	$117,318	194	400	416	$116,308
Interest	63,950	4,436	8,860	8,845	41,809

Total	$181,268	$4,630	$9,260	$9,261	$158,117

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report filed on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2015.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended November 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
September 1, 2015 to September 30, 2015	—	$—	—	$112,057
October 1, 2015 to October 31, 2015	50,898	$65.89	50,898	$108,703
November 1, 2015 to November 30, 2015	85,365	$69.06	85,365	$102,808

Total	136,263	$67.88	136,263	$102,808

(1)	On January 3, 2014, the Company announced that its Board of Directors authorized a share repurchase program of up to $150.0 million of common stock, effective as of January 2, 2014, through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Lindsay Corporation Management Incentive Plan (“MIP”), 2016 Plan Year. † **

10.2*	Lindsay Corporation 2015 Long-Term Incentive Plan and forms of award agreements. †

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.
*	Filed herein.
**	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of December 2015.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

