Form 10-Q
period 2016-02-29
LINDSAY CORP
filed 2016-04-01
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

402 -829-6800

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

As of March 25, 2016, 10,772,946 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
($ and shares in thousands, except per share amounts)	2016	2015	2016	2015

Operating revenues	$120,573	$141,089	$242,195	$275,934
Cost of operating revenues	88,128	101,533	175,336	199,464

Gross profit	32,445	39,556	66,859	76,470

Operating expenses:
Selling expense	10,363	10,231	20,355	19,648
General and administrative expense	23,028	11,680	32,043	24,551
Engineering and research expense	3,748	3,109	7,407	5,833

Total operating expenses	37,139	25,020	59,805	50,032

Operating income (loss)	(4,694)	14,536	7,054	26,438

Other income (expense):
Interest expense	(1,201)	(209)	(2,397)	(280)
Interest income	229	162	393	334
Other expense, net	(527)	(351)	(847)	(693)

Earnings (loss) before income taxes	(6,193)	14,138	4,203	25,799

Income tax expense (benefit)	(2,064)	5,143	1,388	9,236

Net earnings (loss)	$(4,129)	$8,995	$2,815	$16,563

Earnings (loss) per share:
Basic	$(0.37)	$0.75	$0.25	$1.37
Diluted	$(0.37)	$0.75	$0.25	$1.36

Shares used in computing earnings (loss) per share:
Basic	11,024	11,982	11,142	12,103
Diluted	11,024	12,008	11,163	12,141

Cash dividends declared per share	$0.280	$0.270	$0.560	$0.540

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands)	2016	2015	2016	2015

Net earnings (loss)	$(4,129)	$8,995	$2,815	$16,563

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	33	32	38	64
Unrealized loss on cash flow hedges, net of tax	(76)	—	(76)	—
Foreign currency translation adjustment, net of hedging activities and tax	(507)	(4,298)	(2,073)	(8,271)

Total other comprehensive loss, net of tax expense (benefit) of ($253), $1,181, $391 and $1,737	(550)	(4,266)	(2,111)	(8,207)

Total comprehensive income (loss):	$(4,679)	$4,729	$704	$8,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29,	February 28,	August 31,
($ and shares in thousands, except par values)	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$89,522	$167,165	$139,093
Receivables, net of allowance of $7,987, $2,517 and $9,706, respectively	79,225	93,293	74,063
Inventories, net	82,078	82,263	74,930
Deferred income taxes	13,980	16,224	15,807
Other current assets	19,248	21,936	18,274

Total current assets	284,053	380,881	322,167

Property, plant and equipment:
Cost	181,477	175,538	181,598
Less accumulated depreciation	(102,561)	(99,875)	(102,942)

Property, plant and equipment, net	78,916	75,663	78,656

Intangibles, net	49,475	53,900	51,920
Goodwill	76,628	74,808	76,801
Other noncurrent assets, net of allowance of $0, $2,007 and $0, respectively	6,411	13,528	6,924

Total assets	$495,483	$598,780	$536,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,371	$50,293	$38,814
Current portion of long-term debt	195	192	193
Other current liabilities	47,971	58,838	56,105

Total current liabilities	84,537	109,323	95,112

Pension benefits liabilities	6,431	6,460	6,569
Long-term debt	117,075	117,270	117,173
Deferred income taxes	13,233	20,940	18,971
Other noncurrent liabilities	22,588	8,846	10,083

Total liabilities	243,864	262,839	247,908

Shareholders’ equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,713, 18,675 and 18,684 shares issued, respectively	18,713	18,675	18,684
Capital in excess of stated value	55,908	53,618	55,184
Retained earnings	455,535	455,439	458,903
Less treasury stock - at cost, 7,864, 6,802 and 7,394 shares, respectively	(261,118)	(181,383)	(228,903)
Accumulated other comprehensive loss, net	(17,419)	(10,408)	(15,308)

Total shareholders’ equity	251,619	335,941	288,560

Total liabilities and shareholders’ equity	$495,483	$598,780	$536,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	February 29,	February 28,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,815	$16,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,536	8,017
Asset impairment	—	270
Provision for uncollectible accounts receivable	(1,103)	418
Deferred income taxes	(4,163)	28
Share-based compensation expense	1,534	2,051
Other, net	1,828	3,381
Changes in assets and liabilities:
Receivables	(5,220)	(4,439)
Inventories	(8,094)	(3,583)
Other current assets	(1,779)	(2,647)
Accounts payable	(2,247)	9,778
Other current liabilities	(5,273)	(8,744)
Current income taxes payable	(3,694)	(6,987)
Other noncurrent assets and liabilities	11,833	1,478

Net cash provided by (used in) operating activities	(5,027)	15,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,392)	(6,576)
Acquisition of business, net of cash acquired	—	(67,176)
Proceeds from settlement of net investment hedges	2,317	3,310
Payments for settlement of net investment hedges	(512)	(329)
Other investing activities, net	1,073	(2,554)

Net cash used in investing activities	(4,514)	(73,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	113	66
Common stock withheld for payroll tax withholdings	(712)	(1,703)
Proceeds from issuance of long-term debt	—	115,000
Principal payments on long-term debt	(96)	(16)
Issuance costs related to debt	—	(679)
Excess tax benefits from share-based compensation	53	510
Repurchase of common shares	(32,215)	(49,363)
Dividends paid	(6,183)	(6,490)

Net cash provided by (used in) financing activities	(39,040)	57,325

Effect of exchange rate changes on cash and cash equivalents	(990)	(4,261)

Net change in cash and cash equivalents	(49,571)	(4,677)
Cash and cash equivalents, beginning of period	139,093	171,842

Cash and cash equivalents, end of period	$89,522	$167,165

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$11,637	$15,485
Interest paid	$2,352	$129

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

Note 2 – New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP and becomes effective in the first quarter of fiscal year 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the impact the adoption will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. The standard requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, result from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company elected to adopt the standard in September 2015. The adoption of ASU 2015-16 did not have a material impact on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all valuation allowances will also be classified as noncurrent. The effective date of ASU No. 2015-17 will be the first quarter of fiscal 2018 with early adoption permitted. The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard replaces the current codification topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Previous U.S. GAAP did not require lease assets and liabilities to be recognized for most leases. Furthermore, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. The effective date of ASU No. 2016-02 will be the first quarter of fiscal 2020 with early adoption permitted.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities. When a period results in a net loss, the impact of outstanding stock awards is excluded from the diluted loss per share calculation as the inclusion would have an anti-dilutive effect.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 29, 2016 and February 28, 2015:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
($ and shares in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net earnings (loss)	$(4,129)	$8,995	$2,815	$16,563
Denominator:
Weighted average shares outstanding	11,024	11,982	11,142	12,103
Diluted effect of stock awards	—	26	21	38

Weighted average shares outstanding assuming	11,024	12,008	11,163	12,141

Basic net earnings (loss) per share	$(0.37)	$0.75	$0.25	$1.37
Diluted net earnings (loss) per share	$(0.37)	$0.75	$0.25	$1.36

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

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
Units and options in thousands	2016	2015	2016	2015
Restricted stock units	3	2	9	6
Stock options	86	50	75	54

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and six months ended February 29, 2016 and February 28, 2015.

The Company recorded income tax (benefit) expense of $(2.1) million and $5.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The Company recorded income tax expense of $1.4 million and $9.2 million for the six months ended February 29, 2016 and February 28, 2015, respectively. The estimated annual effective income tax rate was 33.0 percent and 35.8 percent for the fiscal year-to-date periods ended February 29, 2016 and February 28, 2015, respectively. The decrease in the estimated annual effective income tax rate from February 2015 to February 2016 primarily relates to the earnings mix among jurisdictions.

Note 5 – Inventories

Inventories consisted of the following as of February 29, 2016, February 28, 2015 and August 31, 2015:

	February 29,	February 28,	August 31,
($ in thousands)	2016	2015	2015
Raw materials and supplies	$24,663	$24,724	$29,427
Work in process	8,714	7,421	7,318
Finished goods and purchased parts	53,217	57,472	44,269

Total inventory value before LIFO adjustment	86,594	89,617	81,014
Less adjustment to LIFO value	(4,516)	(7,354)	(6,084)

Inventories, net	$82,078	$82,263	$74,930

Note 6 – Credit Arrangements

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

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At February 29, 2016 and February 28, 2015, the Company had no outstanding borrowings under the Amended Credit Agreement. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 29, 2016, the Company had the ability to borrow up to $43.9 million under this facility, after consideration of outstanding standby letters of credit of $6.1 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.34 percent at February 29, 2016), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the credit arrangements described above includes certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 29, 2016, February 28, 2015 and August 31, 2015, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds

Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.67 percent as of February 29, 2016). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	February 29,	February 28,	August 31,
($ in thousands)	2016	2015	2015
Senior Notes	$115,000	$115,000	$115,000
Amended Credit Agreement	—	—	—
Elecsys Series 2006A Bonds	2,270	2,462	2,366

Total debt	117,270	117,462	117,366
Less current portion	(195)	(192)	(193)

Total long-term debt	$117,075	$117,270	$117,173

Principal payments due on the debt are as follows:

Due within:	$ in thousands
1 year	$195
2 years	199
3 years	203
4 years	207
5 years	211
Thereafter	116,255

$117,270

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of February 29, 2016, the Company’s derivative counterparty had an investment grade credit rating. Financial derivatives consist of the following:

	Fair Values of Derivative Instruments
	Asset (Liability)
		February 29,	February 28,	August 31,
($ in thousands)	Balance Sheet Classification	2016	2015	2015
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$3,230	$217
Foreign currency forward contracts	Other current liabilities	(639)	(278)	(352)

Total derivatives designated as hedging instruments		$(639)	$2,952	$(135)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$14	$181	$495
Foreign currency forward contracts	Other current liabilities	(187)	(115)	(61)

Total derivatives not designated as hedging instruments		$(173)	$66	$434

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $6.2 million, $5.2 million and $5.4 million at February 29, 2016, February 28, 2015 and August 31, 2015, respectively, related to derivative contracts designated as hedging instruments.

Cash Flow Hedging Relationships

In order to reduce exposure related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange contracts for transactions denominated in a currency other than the functional currency for certain operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities. Changes in the fair value of the forward exchange contracts designated as hedging instruments that effectively offset the hedged risks are reported in AOCI, net of related income tax effects. At February 29, 2016, the Company had an outstanding Canadian Dollar foreign currency forward contract to sell 2.6 million Canadian Dollars at a fixed price to settle during fiscal 2018.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands)	2016	2015	2016	2015
Foreign currency forward contracts, net of tax (benefit) expense of $(240), $1,315, $409 and $2,048	$(314)	$2,068	$898	$3,213

For the three months ended February 29, 2016 and February 28, 2015, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $1.4 million and $0.9 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. For the six months ended February 29, 2016 and February 28, 2015, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $1.2 million and $1.8 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 29, 2016 and February 28, 2015.

At February 29, 2016, February 28, 2015 and August 31, 2015, the Company had outstanding Euro foreign currency forward contracts to sell 28.3 million Euro, 29.0 million Euro and 29.1 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 29, 2016, February 28, 2015 and August 31, 2015, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

For derivative contracts in which the Company does not elect hedge accounting treatment, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value through earnings in the condensed consolidated statement of operations. The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables. At February 29, 2016, February 28, 2015 and August 31, 2015, the Company had $10.3 million, $5.8 million and $9.5 million of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 29, 2016, February 28, 2015 and August 31, 2015, respectively. There were no transfers between any levels for the periods presented.

	February 29, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$89,522	$—	$—	$89,522
Derivative assets	—	14	—	14
Derivative liabilities	—	(826)	—	(826)

	February 28, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$167,165	$—	$—	$167,165
Derivative assets	—	3,411	—	3,411
Derivative liabilities	—	(393)	—	(393)

	August 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,093	$—	$—	$139,093
Derivative assets	—	712	—	712
Derivative liabilities	—	(413)	—	(413)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 29, 2016 or February 28, 2015.

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

Environmental Remediation

In 1992, the Company entered into a consent decree with the U.S. Environmental Protection Agency (the “EPA”) in which the Company committed to remediate environmental contamination of the groundwater that was discovered from 1982 through 1990 at and adjacent to its Lindsay, Nebraska facility (the “site”). The site was added to the EPA’s list of priority superfund sites in 1989. Between 1993 and 1995, remediation plans for the site were approved by the EPA and fully implemented by the Company. Since 1998, the primary remaining contamination at the site has been the presence of volatile organic compounds in the soil and groundwater. To date, the remediation process has consisted primarily of drilling wells into the aquifer and pumping water to the surface to allow these contaminants to be removed by aeration.

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions. In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation of source area contamination and operating costs and accrued that undiscounted amount. In addition to this source area, the Company determined that volatile organic compounds also existed under one of the manufacturing buildings on the site. Due to the location, the Company had not yet determined the extent of these compounds or the extent to which they were contributing to groundwater contamination. Based on the uncertainty of the remediation actions that might be required with respect to this affected area, the Company believed that meaningful estimates of costs or range of costs could not be made and accordingly were not accrued.

In December 2014, the EPA requested that the Company prepare a feasibility study related to the site, including the area covered by the building, which resulted in a revision to the Company’s remediation timeline. In the first quarter of fiscal 2015, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline.

The Company began soil and groundwater testing in preparation for developing this feasibility study during the first quarter of fiscal 2016. During the second quarter of fiscal 2016, the Company completed its testing which clarified the extent of contamination, including the identification of a source of contamination near the manufacturing building that was not part of the area for which reserves were previously established. The Company, with the assistance of third-party environmental experts, is developing and evaluating remediation alternatives, a proposed remediation plan and estimated costs. Based on preliminary estimates of future remediation and operating costs, the Company accrued an additional $13.0 million in the second quarter of fiscal 2016 and included the related expenses in general and administrative expenses in the condensed consolidated statement of operations.

The estimated aggregate accrued cost of $19.9 million is based on consideration of several remediation options that would use different technologies, each which the Company believes could be successful in meeting the long-term regulatory requirements of the site. However, the remediation options are still being evaluated, cost estimates are preliminary, and no plan has been reviewed with or approved by the EPA or the Nebraska Department of Environmental Quality (the “NDEQ”). The Company is scheduled to meet with the EPA and the NDEQ during the third quarter of fiscal 2016, although it anticipates that a definitive plan may not be agreed to until fiscal 2017 or later.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on preliminary analysis available at this time, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, it is not possible to provide a reasonable estimate of the amount of costs that may exceed amounts accrued at this time. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 29, 2016, February 28, 2015 and August 31, 2015:

Environmental Remediation Liabilities
($ in thousands) Balance Sheet Classification	February 29, 2016	February 28, 2015	August 31, 2015

Other current liabilities	$1,296	$1,222	$1,431
Other noncurrent liabilities	18,650	6,475	6,100

Total environmental remediation liabilities	$19,946	$7,697	$7,531

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	February 29, 2016	February 28, 2015
Product warranty accrual balance, beginning of period	$6,285	$9,174
Liabilities accrued for warranties during the period	586	439
Warranty claims paid during the period	(725)	(1,068)
Changes in estimates	285	(78)

Product warranty accrual balance, end of period	$6,431	$8,467

	Six months ended
($ in thousands)	February 29, 2016	February 28, 2015
Product warranty accrual balance, beginning of period	$7,271	$9,331
Liabilities accrued for warranties during the period	1,944	1,397
Warranty claims paid during the period	(2,586)	(2,208)
Changes in estimates	(198)	(53)

Product warranty accrual balance, end of period	$6,431	$8,467

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.6 million and $1.0 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Share-based compensation expense was $1.5 million and $2.1 million for the six months ended February 29, 2016 and February 28, 2015, respectively.

During the second quarter of fiscal 2016, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $63.73 per share, which resulted in a total of 7,588 RSUs being granted. These RSUs are scheduled to become fully vested on November 1, 2016 and were issued from the Company’s 2015 Long-Term Incentive Plan.

Note 12 – Other Current Liabilities

($ in thousands)	February 29, 2016	February 28, 2015	August 31, 2015
Other current liabilities:
Compensation and benefits	$12,940	$13,437	$16,168
Deferred revenues	6,601	5,846	6,146
Warranties	6,431	8,467	7,271
Customer deposits	6,282	8,520	3,161
Dealer related liabilities	4,298	5,056	5,328
Income taxes payable	1,455	3,936	4,034
Other	9,964	13,576	13,997

Total other current liabilities	$47,971	$58,838	$56,105

Note 13 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and six months ended February 29, 2016, the Company repurchased 332,949 shares and 469,212 shares, respectively, of common stock for an aggregate purchase price of $23.0 million and $32.2 million, respectively. During the three and six months ended February 28, 2015, the Company repurchased 224,307 shares and 605,926 shares, respectively, of common stock for an aggregate purchase price of $19.4 million and $49.4 million, respectively. The remaining amount available under the repurchase program was $79.8 million as of February 29, 2016.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. The Company had no single customer who represented 10 percent or more of its total revenues during the three and six months ended February 29, 2016 and February 28, 2015.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, filtration solutions and machine-to-machine (“M2M”) technology. The irrigation reporting segment consists of five operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

	Three months ended		Six months ended
($ in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Operating revenues:
Irrigation	$103,081	$108,331	$204,407	$223,047
Infrastructure	17,492	32,758	37,788	52,887

Total operating revenues	$120,573	$141,089	$242,195	$275,934

Operating income:
Irrigation	$11,081	$11,942	$23,773	$27,911
Infrastructure	1,532	7,274	4,614	9,718

Segment operating income	12,613	19,216	28,387	37,629

Unallocated general and administrative expenses (1)	(17,307)	(4,680)	(21,333)	(11,191)
Interest and other expense, net	(1,499)	(398)	(2,851)	(639)

Earnings (loss) before income taxes	$(6,193)	$14,138	$4,203	$25,799

Capital expenditures:
Irrigation	$2,054	$2,381	$5,206	$5,465
Infrastructure	633	546	2,186	1,111

	$2,687	$2,927	$7,392	$6,576

Depreciation and amortization:
Irrigation	$3,064	$3,039	$6,158	$5,525
Infrastructure	1,177	1,230	2,378	2,492

	$4,241	$4,269	$8,536	$8,017

(1)	Includes environmental remediation expenses of $13.0 million for the three and six month period ended February 29, 2016 and environmental remediation expenses of $1.5 million for the six months ended February 28, 2015.

($ in thousands)	February 29, 2016	February 28, 2015	August 31, 2015
Total assets:
Irrigation	$386,287	$477,642	$429,224
Infrastructure	109,196	121,138	107,244

	$495,483	$598,780	$536,468

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect information concerning possible or assumed future results of operations and planned financing of the Company. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s worldwide web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “predict,” “project,” “outlook,” “could,” “may,” “should” or similar expressions generally identify forward-looking statements. The entire section entitled “Executive Overview and Outlook” should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three and six months ended February 29, 2016.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net loss for the three months ended February 29, 2016 was $4.1 million or a loss of $0.37 per diluted share compared with net earnings of $9.0 million or $0.75 per diluted share for the three months ended February 28, 2015. Operating margin for the three months ended February 29, 2016 was negative 3.9 percent as compared to positive 10.3 percent for the three months ended February 28, 2015. The decrease in earnings and operating margin was primarily attributable to a $13.0 million increase in estimated environmental remediation expenses, as well as lower revenues, which declined 15 percent to $120.6 million from $141.1 million. The environmental expense reduced operating margin by 10.8 percentage points and net earnings by $0.79 per diluted share on an after-tax basis.

The primary driver of lower revenue was the infrastructure segment, in which sales decreased 47 percent or $15.3 million, due to the completion of the $12.7 million Road Zipper System™ project for the Golden Gate Bridge in the prior year, as well as reduced sales in the contract and tubing markets. Irrigation segment sales decreased 5 percent to $103.1 million. Lower commodity prices and reduced farm income have caused a dampening of farmer sentiment regarding capital investments, which has driven a reduction in the global irrigation market. The strengthening of the U.S. dollar against the value of other currencies, including the Brazilian real, South African rand, the euro and the Australian dollar, negatively affected revenues by $4.1 million and operating income by $0.1 million for the three months ended February 29, 2016 as compared to the three months ended February 28, 2015.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices - As of February 2016, corn prices have remained relatively flat and soybean prices have decreased approximately 5 percent compared to the same period in the prior year. Additionally, corn prices have decreased approximately 50 percent and soybeans prices have decreased approximately 35 percent compared to the peak prices observed during the same period of 2013.

•	Net farm income - As of February 2016, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2016 net farm income to be $54.8 billion, down 3 percent from the USDA’s estimate of U.S. 2015 net farm income of $56.4 billion. The 2016 estimate represents the third consecutive year of an estimate decrease in net farm income and is down 56 percent from the peak USDA estimate of net farm income in 2013 of $123.3 billion.

•	Weather conditions – Favorable growing conditions in the United States during 2015 led to record harvests, which combined with the high stock of commodities have contributed to lower crop prices. The variability in global precipitation levels could positively or negatively impact net sales.

•	Governmental policies - A number of governmental laws and regulations can affect the Company’s business, including:

•	The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•	In December 2015, certain tax incentives such as the Section 179 income tax deductions and bonus depreciation that are intended to encourage equipment purchases were granted long-term extensions. These incentives could benefit equipment sales in the future.

•	Various U.S. and global trade sanctions could negatively affect irrigation equipment sales to certain geographic markets around the world.

•	On November 30, 2015, the Environmental Protection Agency finalized requirements for the amount of ethanol and other renewable fuels blended into the overall U.S. fuel supply in 2016. The Company believes the requirement, while less than the original mandate, still provides for continued growth in demand for the current calendar year as the goal is to achieve 18 billion gallons of renewable fuels for 2016.

•	Many international markets are affected by government policies such as subsidies and other agriculturally related incentives. While these policies can have a significant effect on an individual market, they typically do not have a material effect on the consolidated results of the Company.

•	Currency – The U.S. dollar has strengthened against most currencies from the same period in the prior year, including the Brazilian real, South African rand, the euro and the Australian dollar. This strengthening increases the cost of parts and products exported from the U.S. in comparison to supply denominated in local currency and therefore could negatively impact the Company’s international sales and margins.

Although it is early in calendar 2016, numerous factors appear to be creating headwinds against a potential revenue increase over the prior fiscal year. While commodity prices have leveled off in the U.S., net farm income is projected at the lowest level since 2002, leading to downward pressure on irrigation equipment demand and pricing. In the international markets, currency conditions remain challenging and performance is likely to be dependent upon project sales in 2016, which are difficult to forecast. While the Company is confident in the future of these markets, there have been no significant indicators of improvements in demand in the near-term.

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency globally. The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015. While the additional capacity from the plant in Turkey may create some short-term fixed expense absorption pressure, the Company is confident in the incremental profit potential of global expansion plans and the long-term growth opportunities throughout the region, including in the European, Middle Eastern and African markets.

The infrastructure business has continued to improve its profit profile and maintained consistency in an environment of constrained government spending. In December 2015, the U.S. government enacted a $305.0 billion highway-funding bill to fund highway, bridge and transit projects over the next five years. In addition, the Federal Highway Administration has mandated a change to certification standards for road safety products which is scheduled to be phased in beginning in 2018. Individual states may mandate the adoption of these standards earlier. The requirement to comply with these standards could impact the level of the Company’s R&D spend and sales in the future. In light of this longer-term government funding, opportunities exist for market growth in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety. The Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the possibility that a global economic slowdown could impact government spending on international projects.

As of February 29, 2016, the Company had an order backlog of $52.6 million compared with $74.3 million at February 28, 2015 and $48.0 million at August 31, 2015. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

The global drivers for the Company’s markets of population growth, expanded food production, efficient water use and infrastructure expansion support the Company’s long-term growth goals. The most significant opportunities for growth over the next several years are in international markets, where irrigation use is less developed and demand is driven primarily by food security, water scarcity and population growth. In the United States, the focus on converting dryland acres to irrigated cropland while increasing the efficiency of water utilization will have an impact on future irrigation equipment demand.

Results of Operations

For the Three Months ended February 29, 2016 compared to the Three Months ended February 28, 2015

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 29, 2016 and February 28, 2015. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent Increase (Decrease)
($ in thousands)	February 29, 2016	February 28, 2015
Consolidated
Operating revenues	$120,573	$141,089	(15%)
Gross profit	$32,445	$39,556	(18%)
Gross margin	26.9%	28.0%

Operating expenses (1)	$37,139	$25,020	48%
Operating income (loss)	$(4,694)	$14,536	(132%)
Operating margin	(3.9%)	10.3%

Other (expense), net	$(1,499)	$(398)	277%
Income tax expense (benefit)	$(2,064)	$5,143	(140%)
Effective income tax rate	33.3%	36.4%
Net earnings (loss)	$(4,129)	$8,995	(146%)

Irrigation Equipment Segment
Segment operating revenues	$103,081	$108,331	(5%)
Segment operating income (2)	$11,081	$11,942	(7%)
Segment operating margin (2)	10.7%	11.0%

Infrastructure Products Segment
Segment operating revenues	$17,492	$32,758	(47%)
Segment operating income (2)	$1,532	$7,274	(79%)
Segment operating margin (2)	8.8%	22.2%

(1)	Includes $17.3 million and $4.7 million of unallocated general and administrative expenses for the three months ended February 29, 2016 and February 28, 2015, respectively. Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million for the three months ended February 29, 2016. There were no environmental remediation expenses included in unallocated general and administrative expenses for the three months ended February 28, 2015.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended February 29, 2016 declined 15 percent to $120.6 million from $141.1 million for the three months ended February 28, 2015, as infrastructure revenues decreased $15.3 million and irrigation revenues decreased $5.2 million. The irrigation segment provided 85 percent of the Company’s revenue for the three months ended February 29, 2016 as compared to 77 percent of the three months ended February 28, 2015.

U.S. irrigation revenues for the three months ended February 29, 2016 of $72.3 million increased $4.3 million or 6 percent from $68.0 million for the three months ended February 28, 2015, primarily due to revenues from acquired companies, including Elecsys Corporation, which was acquired in January 2015.

International irrigation revenues for the three months ended February 29, 2016 of $30.8 million decreased $9.5 million or 24 percent from $40.3 million for the three months ended February 28, 2015. Foreign currency translation as compared to the prior year reduced international irrigation revenues by $3.5 million. Revenue excluding the effect of foreign currency translation decreased most notably in Brazil and several export markets.

Infrastructure segment revenues for the three months ended February 29, 2016 of $17.5 million decreased $15.3 million or 47 percent from $32.8 million for the three months ended February 28, 2015. The decrease is due to the completion of the $12.7 million Road Zipper System™ project for the Golden Gate Bridge in the prior year, as well as reduced sales in the contract and tubing markets.

Gross Margin

Gross profit for the three months ended February 29, 2016 of $32.4 million decreased 18 percent from $39.6 million for the three months ended February 28, 2015. The decrease in gross profit was primarily due to the decline in sales as well as a decrease in gross margin to 26.9 percent for the three months ended February 29, 2016 from 28.0 percent for the three months ended February 28, 2015. Gross margin in irrigation increased by approximately 1 percentage point and infrastructure gross margin decreased by approximately 8 percentage points. The increase in irrigation gross margins is primarily a result of improved margins from value-added product lines including pump stations, filtration and M2M controls, while the competitive pricing pressures on center pivot sales were largely offset by lower input costs. The decrease in infrastructure gross margin was primarily due to sales mix from the decrease in Road Zipper sales.

Operating Expenses

The Company’s operating expenses of $37.1 million for the three months ended February 29, 2016 increased by $12.1 million over operating expenses in the three months ended February 28, 2015. The change in operating expenses includes $13.0 million of environmental expenses and $1.7 million of incremental expenses related to Elecsys Corporation and SPF Water Engineering, partially offset by reductions in personnel related expenses of $1.2 million and acquisition and integration related expenses of $0.9 million. Operating expenses were 30.8 percent of sales for the three months ended February 29, 2016 compared to 17.7 percent of sales for the three months ended February 28, 2015.

Income Taxes

The Company recorded income tax (benefit) expense of $(2.1) million and $5.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively. The effective income tax rate was 33.3 percent and 36.4 percent for the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease in the effective income tax rate from February 2015 to February 2016 primarily relates to the earnings mix among jurisdictions.

For the Six Months ended February 29, 2016 compared to the Six Months ended February 28, 2015

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 29, 2016 and February 28, 2015. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Six months ended		Percent Increase (Decrease)
$ in thousands	February 29, 2016	February 28, 2015
Consolidated
Operating revenues	$242,195	$275,934	(12%)
Gross profit	$66,859	$76,470	(13%)
Gross margin	27.6%	27.7%

Operating expenses (1)	$59,805	$50,032	20%
Operating income	$7,054	$26,438	(73%)
Operating margin	2.9%	9.6%

Other (expense), net	$(2,851)	$(639)	346%
Income tax expense	$1,388	$9,236	(85%)
Effective income tax rate	33.0%	35.8%
Net earnings	$2,815	$16,563	(83%)

Irrigation Equipment Segment
Segment operating revenues	$204,407	$223,047	(8%)
Segment operating income (2)	$23,773	$27,911	(15%)
Segment operating margin (2)	11.6%	12.5%

Infrastructure Products Segment
Segment operating revenues	$37,788	$52,887	(29%)
Segment operating income (2)	$4,614	$9,718	(53%)
Segment operating margin (2)	12.2%	18.4%

(1)	Includes $21.3 million and $11.2 million of unallocated general and administrative expenses for the six months ended February 29, 2016 and February 28, 2015, respectively. Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million and $1.5 million for the six months ended February 29, 2016 and February 28, 2015, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the six months ended February 29, 2016 declined 12 percent to $242.2 million from $275.9 million for the six months ended February 28, 2015, as irrigation revenues decreased $18.6 million and infrastructure revenues decreased by $15.1 million. The irrigation segment provided 84 percent of the Company’s revenue for the six months ended February 29, 2016 as compared to 81 percent of the Company’s revenue for the six months ended February 28, 2015.

U.S. irrigation revenues for the six months ended February 29, 2016 of $131.5 million increased $0.8 million or 1 percent from $130.7 million for the six months ended February 28, 2015. The increase in U.S. irrigation revenues is primarily due to incremental revenue from acquired companies, partially offset by the overall product mix and a decline in volume compared to the prior year period. Lower commodity prices and lower farm income affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the six months ended February 29, 2016 of $72.8 million decreased $19.5 million or 21 percent from $92.3 million for the six months ended February 28, 2015. Foreign currency translation as compared to the prior year reduced international irrigation revenues by $9.4 million. Revenue excluding the effect of foreign currency translation decreased most notably in Brazil and several export markets.

Infrastructure segment revenues for the six months ended February 29, 2016 of $37.8 million decreased $15.1 million or 29 percent from $52.9 million for the six months ended February 28, 2015. The decrease is due to the completion of the $12.7 million Road Zipper System™ project for the Golden Gate Bridge in the prior year, as well as reduced sales in the contract and tubing markets.

Gross Margin

Gross profit for the six months ended February 29, 2016 of $66.9 million decreased 13 percent from $76.5 million for the six months ended February 28, 2015. The decrease in gross profit was primarily due to the decline in sales from the prior period. Gross margin remained relatively flat at 27.6 percent for the six months ended February 29, 2016 compared to 27.7 percent for the six months ended February 28, 2015. Gross margin in irrigation increased by approximately 1 percentage point and infrastructure gross margin decreased by approximately 4 percentage points. Irrigation gross margin increased primarily as a result of a change in sales mix with the addition of Elecsys Corporation in the current year, while competitive pricing pressures were largely offset by lower input costs. The decrease in infrastructure gross margin was primarily due to the completion of the Road Zipper Systems™ project in the prior period as compared to the current period.

Operating Expenses

The Company’s operating expenses of $59.8 million for the six months ended February 29, 2016 increased by $9.8 million over operating expenses for the six months ended February 28, 2015. The change in operating expenses includes $11.5 million of incremental environmental remediation expenses and $4.7 million of incremental expenses related to Elecsys Corporation and SPF Water Engineering, offset by reductions in personnel related expenses of $2.8 million, acquisition and integration related expenses of $1.5 million and collections on accounts receivable that were reserved for in the prior periods of $1.4 million. Operating expenses were 24.7 percent of sales for the six months ended February 29, 2016 compared to 18.1 percent of sales for the six months ended February 28, 2015.

Income Taxes

The Company recorded income tax expense of $1.4 million and $9.2 million for the six months ended February 29, 2016 and February 28, 2015, respectively. The effective income tax rate was 33.0 percent and 35.8 percent for the six months ended February 29, 2016 and February 28, 2015, respectively. The decrease in the effective income tax rate from February 2015 to February 2016 primarily relates to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $89.5 million at February 29, 2016 compared with $167.2 million at February 28, 2015 and $139.1 million at August 31, 2015. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $24.0 million, $27.3 million and $23.5 million as of February 29, 2016, February 28, 2015 and August 31, 2015, respectively. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity. The Company considers its earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay taxes if these earnings were repatriated.

Net working capital was $199.5 million at February 29, 2016, as compared with $271.6 million at February 28, 2015 and $227.1 million at August 31, 2015. Cash used in operations totaled $5.0 million during the six months ended February 29, 2016, a decrease of $20.6 million compared to cash provided by operations of $15.6 million during the six months ended February 28, 2015. This decrease was primarily due to the decrease in net earnings as well as negative changes of $12.0 million in accounts payable and $4.5 million in inventories, partially offset by a $10.4 million change in other noncurrent assets and liabilities.

Cash flows used in investing activities totaled $4.5 million during the six months ended February 29, 2016 compared to $73.3 million used in investing activities during the six months ended February 28, 2015. The large decrease is primarily attributable to $67.2 million of acquisition spending, net of cash acquired, in the prior period. Capital spending of $7.4 million in the first six months of fiscal 2016 increased compared to capital spending of $6.6 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $39.0 million during the six months ended February 29, 2016 compared to cash flows provided by financing activities of $57.3 million during the same prior year period. The increase in cash used in financing activities was primarily due to the prior period including $115.0 of private placement debt funding, offset by a $17.1 million reduction in the repurchasing of common shares.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s announced capital allocation plan in January 2014, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,

•	Synergistic water-related acquisitions that provide attractive returns to stockholders, and

•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2016 are estimated to be between $15.0 and $20.0 million largely focused on manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2016, the Company paid a quarterly cash dividend of $0.28 per common share or $3.1 million to stockholders as compared to $0.27 per common share or $3.2 million in the second quarter of fiscal 2015.    During fiscal 2016, the Company has paid total quarterly cash dividends of $0.56 per common share or $6.2 million to stockholders as compared to $0.54 per common share or $6.5 million during the same period of fiscal 2015.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and six months ended February 29, 2016, the Company repurchased 332,949 shares and 469,212 shares, respectively, of common stock for an aggregate purchase price of $23.0 million and $32.2 million, respectively. During the three and six months ended February 28, 2015, the Company repurchased 224,307 shares and 605,926 shares, respectively, of common stock for an aggregate purchase price of $19.4 million and $49.4 million, respectively. The remaining amount available under the repurchase program was $79.8 million as of February 29, 2016.

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

Amended Credit Agreement

On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement amends and restates the Revolving Credit Agreement, dated January 24, 2008, and last amended on January 22, 2014. The Company intends to use borrowings under the Amended Credit Agreement for working capital purposes and to fund acquisitions. At February 29, 2016 and February 28, 2015, the Company had no outstanding borrowings under the Amended Credit Agreement. The amount of borrowings available at any time under the Amended Credit Agreement is reduced by the amount of standby letters of credit then outstanding. At February 29, 2016, the Company had the ability to borrow up to $43.9 million under this facility, after consideration of outstanding standby letters of credit of $6.1 million. Borrowings under the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus 90 basis points (1.34 percent at February 29, 2016), subject to adjustment as set forth in the Amended Credit Agreement. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement will be unsecured and have equal priority with borrowings under the Company’s other senior unsecured indebtedness. Unpaid principal and interest is due by February 18, 2018.

Each of the credit arrangements described above includes certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 29, 2016, February 28, 2015 and August 31, 2015, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds

Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.67 percent as of February 29, 2016). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2016.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended February 29, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
December 1, 2015 to December 31, 2015	94,297	69.54	94,297	96,521
January 1, 2016 to January 31, 2016	129,042	66.90	129,042	87,618
February 1, 2016 to February 29, 2016	109,610	70.94	109,610	79,842

Total	332,949	$68.98	332,949	$79,842

(1)	On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2016.

LINDSAY CORPORATION

By:	/s/ JAMES C. RAABE
Name:	James C. Raabe
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

