Form 10-Q
period 2016-05-31
LINDSAY CORP
filed 2016-07-01
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 24, 2016, 10,630,124 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2016	2015	2016	2015
Operating revenues	$141,319	$160,707	$383,514	$436,641
Cost of operating revenues	99,511	114,321	274,847	313,785

Gross profit	41,808	46,386	108,667	122,856

Operating expenses:
Selling expense	10,606	10,682	30,961	30,330
General and administrative expense	11,882	10,719	43,925	35,270
Engineering and research expense	3,995	3,497	11,402	9,330

Total operating expenses	26,483	24,898	86,288	74,930

Operating income	15,325	21,488	22,379	47,926

Other income (expense):
Interest expense	(1,179)	(1,144)	(3,576)	(1,424)
Interest income	127	134	520	468
Other expense, net	(208)	(55)	(1,055)	(748)

Earnings before income taxes	14,065	20,423	18,268	46,222

Income tax expense	4,421	7,496	5,809	16,732

Net earnings	$9,644	$12,927	$12,459	$29,490

Earnings per share:
Basic	$0.90	$1.11	$1.13	$2.46
Diluted	$0.90	$1.10	$1.13	$2.46

Shares used in computing earnings per share:
Basic	10,709	11,690	10,997	11,965
Diluted	10,732	11,720	11,019	12,000

Cash dividends declared per share	$0.28	$0.27	$0.84	$0.81

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net earnings	$9,644	$12,927	$12,459	$29,490

Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	33	33	71	97
Unrealized gain on cash flow hedges, net of tax	76	—	—	—
Foreign currency translation adjustment, net of hedging activities and tax	1,804	(2,638)	(269)	(10,909)

Total other comprehensive gain (loss), net of tax expense (benefit) of ($138), $136, $253 and $1,873	1,913	(2,605)	(198)	(10,812)

Total comprehensive income:	$11,557	$10,322	$12,261	$18,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2016	May 31, 2015	August 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$91,498	$154,018	$139,093
Receivables, net of allowance of $7,979, $2,607 and $9,706, respectively	81,915	93,399	74,063
Inventories, net	82,845	79,123	74,930
Deferred income taxes	14,519	16,922	15,807
Other current assets	20,470	17,641	18,274

Total current assets	291,247	361,103	322,167

Property, plant and equipment:
Cost	184,740	178,606	181,598
Less accumulated depreciation	(105,580)	(101,752)	(102,942)

Property, plant and equipment, net	79,160	76,854	78,656

Intangibles, net	48,367	52,103	51,920
Goodwill	76,778	75,124	76,801
Other noncurrent assets, net of allowance of $0, $2,021 and $0, respectively	6,153	12,710	6,924

Total assets	$501,705	$577,894	$536,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,805	$46,560	$38,814
Current portion of long-term debt	196	182	193
Other current liabilities	55,651	64,343	56,105

Total current liabilities	96,652	111,085	95,112

Pension benefits liabilities	6,362	6,389	6,569
Long-term debt	117,025	117,222	117,173
Deferred income taxes	13,423	18,685	18,971
Other noncurrent liabilities	23,307	9,818	10,083

Total liabilities	256,769	263,199	247,908

Shareholders’ equity:
Preferred stock of $1 par value - Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,713, 18,678 and 18,684 shares issued, respectively	18,713	18,678	18,684
Capital in excess of stated value	56,766	54,268	55,184
Retained earnings	462,201	465,246	458,903
Less treasury stock - at cost, 8,083, 7,174 and 7,394 shares, respectively	(277,238)	(210,484)	(228,903)
Accumulated other comprehensive loss, net	(15,506)	(13,013)	(15,308)

Total shareholders’ equity	244,936	314,695	288,560

Total liabilities and shareholders’ equity	$501,705	$577,894	$536,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	May 31,	May 31,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,459	$29,490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,771	12,148
Provision for uncollectible accounts receivable	(1,161)	569
Deferred income taxes	(4,737)	(1,541)
Share-based compensation expense	2,440	2,599
Other, net	755	4,196
Changes in assets and liabilities:
Receivables	(6,704)	(6,326)
Inventories	(7,732)	(1,244)
Other current assets	(1,425)	(2,560)
Accounts payable	1,452	6,212
Other current liabilities	(33)	(6,340)
Current income taxes payable	(225)	(3,730)
Other noncurrent assets and liabilities	12,389	1,912

Net cash provided by operating activities	20,249	35,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,073)	(11,228)
Acquisition of business, net of cash acquired	—	(67,176)
Proceeds from settlement of net investment hedges	2,317	7,363
Payments for settlement of net investment hedges	(2,719)	(606)
Other investing activities, net	1,118	(1,724)

Net cash used in investing activities	(9,357)	(73,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	113	256
Common stock withheld for payroll tax withholdings	(712)	(1,706)
Proceeds from issuance of long-term debt	—	115,000
Principal payments on long-term debt	(144)	(75)
Issuance costs related to debt	—	(618)
Excess tax benefits from share-based compensation	53	510
Repurchase of common shares	(48,335)	(78,464)
Dividends paid	(9,161)	(9,610)

Net cash provided by (used in) financing activities	(58,186)	25,293

Effect of exchange rate changes on cash and cash equivalents	(301)	(5,131)

Net change in cash and cash equivalents	(47,595)	(17,824)
Cash and cash equivalents, beginning of period	139,093	171,842

Cash and cash equivalents, end of period	$91,498	$154,018

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$13,608	$21,221
Interest paid	$2,413	$159

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all valuation allowances will also be classified as noncurrent. The effective date of ASU No. 2015-17 will be the first quarter of fiscal 2018 with early adoption permitted. The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard replaces the current codification topic 840 with updated guidance on accounting for leases and requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Previous U.S. GAAP did not require lease assets and liabilities to be recognized for most leases. Furthermore, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less. For both finance leases and operating leases, the lease liability should be initially measured at the present value of the lease payments. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will not significantly change under this new guidance. The effective date of ASU No. 2016-02 will be the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard provides guidance for employee share-based compensation payments, including the income tax consequences, classification of awards as either equity or liabilities and the classification on the statement of cash flows. The ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefits in the income statement and to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. The effective date of ASU No. 2016-09 will be the first quarter of fiscal 2018 with early adoption permitted, and the standard will be adopted on a prospective basis. The Company is currently evaluating the effect that adopting this new standard will have on its consolidated financial statements.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2016 and May 31, 2015:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Numerator:
Net earnings	$9,644	$12,927	$12,459	$29,490
Denominator:
Weighted average shares outstanding	10,709	11,690	10,997	11,965
Diluted effect of stock awards	23	30	22	35

Weighted average shares outstanding assuming dilution	10,732	11,720	11,019	12,000

Basic net earnings per share	$0.90	$1.11	$1.13	$2.46
Diluted net earnings per share	$0.90	$1.10	$1.13	$2.46

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

	Three months ended		Nine months ended
Units and options in thousands	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Restricted stock units	1	—	6	4
Stock options	104	47	84	52

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and nine months ended May 31, 2016 and May 31, 2015.

The Company recorded income tax expense of $4.4 million and $7.5 million for the three months ended May 31, 2016 and May 31, 2015, respectively. The Company recorded income tax expense of $5.8 million and $16.7 million for the nine months ended May 31, 2016 and May 31, 2015, respectively. The estimated annual effective income tax rate was 31.8 percent and 36.2 percent for the fiscal year-to-date periods ended May 31, 2016 and May 31, 2015, respectively. The decrease in the estimated annual effective income tax rate from May 2015 to May 2016 is primarily the result of proportionately higher earnings from foreign operations with tax rates lower than in the U.S.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2016, May 31, 2015 and August 31, 2015:

($ in thousands)	May 31, 2016	May 31, 2015	August 31, 2015
Raw materials and supplies	$25,903	$25,953	$29,427
Work in process	7,730	8,789	7,318
Finished goods and purchased parts	53,731	51,220	44,269

Total inventory value before LIFO adjustment	87,364	85,962	81,014
Less adjustment to LIFO value	(4,519)	(6,839)	(6,084)

Inventories, net	$82,845	$79,123	$74,930

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown.

	May 31,	May 31,	August 31,
($ in thousands)	2016	2015	2015
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	2,221	2,404	2,366

Total debt	117,221	117,404	117,366
Less current portion	(196)	(182)	(193)

Total long-term debt	$117,025	$117,222	$117,173

Principal payments on the debt are due as follows:

Due within:	$ in thousands
1 year	$196
2 years	200
3 years	204
4 years	208
5 years	212
Thereafter	116,201

$117,221

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

	Fair Values of Derivative Instruments
	Asset (Liability)
		May 31,	May 31,	August 31,
($ in thousands)	Balance Sheet Classification	2016	2015	2015
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$858	$19	$217
Foreign currency forward contracts	Other current liabilities	(136)	(216)	(352)

Total derivatives designated as hedging instruments		$722	$(197)	$(135)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$16	$99	$495
Foreign currency forward contracts	Other current liabilities	(50)	—	(61)

Total derivatives not designated as hedging instruments		$(34)	$99	$434

Accumulated other comprehensive income (“AOCI”) included realized and unrealized after-tax gains of $5.9 million, $5.6 million and $5.4 million at May 31, 2016, May 31, 2015 and August 31, 2015, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three months ended		Nine months ended
($ in thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Foreign currency forward contracts, net of tax (benefit) expense of $(260), $235, $149 and $2,283	$(448)	$384	$450	$3,597

For the three months ended May 31, 2016 and May 31, 2015, the Company settled foreign currency forward contracts resulting in an after-tax net (loss) gain of $(1.4) million and $2.3 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. For the nine months ended May 31, 2016 and May 31, 2015, the Company settled foreign currency forward contracts resulting in an after-tax net (loss) gain of $(0.2) million and $4.1 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2016 and May 31, 2015.

At May 31, 2016, May 31, 2015 and August 31, 2015, the Company had outstanding Euro foreign currency forward contracts to sell 28.5 million Euro, 29.2 million Euro and 29.1 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2016, May 31, 2015 and August 31, 2015, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables. If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statement of operations. At May 31, 2016, May 31, 2015 and August 31, 2015, the Company had $8.4 million, $4.8 million and $9.5 million of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2016, May 31, 2015 and August 31, 2015, respectively. There were no transfers between any levels for the periods presented.

	May 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,498	$—	$—	$91,498
Derivative assets	—	874	—	874
Derivative liabilities	—	(186)	—	(186)

	May 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$154,018	$—	$—	$154,018
Derivative assets	—	118	—	118
Derivative liabilities	—	(216)	—	(216)

	August 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$139,093	$—	$—	$139,093
Derivative assets	—	712	—	712
Derivative liabilities	—	(413)	—	(413)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2016 or May 31, 2015.

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

The current estimated aggregate accrued cost of $19.6 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. However, the remediation options are still being evaluated, cost estimates are preliminary, and no plan has been approved by the EPA or the Nebraska Department of Environmental Quality (the “NDEQ”). The Company participated in a preliminary meeting with the EPA and the NDEQ during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site. Based on guidance from third-party environmental experts and the preliminary discussions held in the third quarter of fiscal 2016, the Company anticipates that a definitive plan may not be agreed to until fiscal 2017 or later.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2016, May 31, 2015 and August 31, 2015:

Environmental Remediation Liabilities
($ in thousands) Balance Sheet Classification	May 31, 2016	May 31, 2015	August 31, 2015
Other current liabilities	$980	$1,119	$1,431
Other noncurrent liabilities	18,571	6,475	6,100

Total environmental remediation liabilities	$19,551	$7,594	$7,531

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	May 31, 2016	May 31, 2015
Product warranty accrual balance, beginning of period	$6,431	$8,467
Liabilities accrued for warranties during the period	1,372	1,374
Warranty claims paid during the period	(1,267)	(1,258)
Changes in estimates	(78)	(1,279)

Product warranty accrual balance, end of period	$6,458	$7,304

	Nine months ended
($ in thousands)	May 31, 2016	May 31, 2015
Product warranty accrual balance, beginning of period	$7,271	$9,331
Liabilities accrued for warranties during the period	3,676	2,772
Warranty claims paid during the period	(3,853)	(3,466)
Changes in estimates	(636)	(1,333)

Product warranty accrual balance, end of period	$6,458	$7,304

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.9 million and $0.5 million for the three months ended May 31, 2016 and May 31, 2015, respectively. Share-based compensation expense was $2.4 million and $2.6 million for the nine months ended May 31, 2016 and May 31, 2015, respectively.

Note 12 – Other Current Liabilities

($ in thousands)	May 31, 2016	May 31, 2015	August 31, 2015
Other current liabilities:
Compensation and benefits	$17,468	$16,031	$16,168
Deferred revenues	6,876	9,334	6,146
Warranties	6,458	7,304	7,271
Customer deposits	5,497	3,429	3,161
Dealer related liabilities	4,656	5,287	5,328
Income taxes payable	3,830	8,401	4,034
Other	10,866	14,557	13,997

Total other current liabilities	$55,651	$64,343	$56,105

Note 13 – Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and nine months ended May 31, 2016, the Company repurchased 219,578 shares and 688,790 shares, respectively, of common stock for an aggregate purchase price of $16.1 million and $48.3 million, respectively. During the three and nine months ended May 31, 2015, the Company repurchased 371,886 shares and 977,812 shares, respectively, of common stock for an aggregate purchase price of $29.1 million and $78.5 million, respectively. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2016.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales. The Company had no single customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2016 and May 31, 2015.

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2016	2015	2016	2015
Operating revenues:
Irrigation	$117,325	$131,289	$321,733	$354,336
Infrastructure	23,994	29,418	61,781	82,305

Total operating revenues	$141,319	$160,707	$383,514	$436,641

Operating income:
Irrigation	$16,560	$19,860	$40,333	$47,771
Infrastructure	4,654	6,498	9,268	16,216

Segment operating income	21,214	26,358	49,601	63,987

Unallocated general and administrative expenses (1)	(5,889)	(4,870)	(27,222)	(16,061)
Interest and other expense, net	(1,260)	(1,065)	(4,111)	(1,704)

Earnings before income taxes	$14,065	$20,423	$18,268	$46,222

Capital expenditures:
Irrigation	$2,157	$4,102	$7,363	$9,567
Infrastructure	524	550	2,710	1,661

	$2,681	$4,652	$10,073	$11,228

Depreciation and amortization:
Irrigation	$3,077	$2,925	$9,235	$8,450
Infrastructure	1,158	1,206	3,536	3,698

	$4,235	$4,131	$12,771	$12,148

(1)	Includes environmental remediation expenses of $13.0 million and $1.5 million for the nine months ended May 31, 2016 and May 31, 2015, respectively. There were no environmental remediation expenses for the three months ended May 31, 2016 and May 31, 2015, respectively.

	May 31,	May 31,	August 31,
($ in thousands)	2016	2015	2015
Total assets:
Irrigation	$394,739	$447,988	$429,224
Infrastructure	106,966	129,906	107,244

	$501,705	$577,894	$536,468

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2015. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no changes in the Company’s critical accounting policies during the three and nine months ended May 31, 2016.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for the three months ended May 31, 2016 were $9.6 million or $0.90 per diluted share compared with net earnings of $12.9 million or $1.10 per diluted share for the three months ended May 31, 2015. Operating margin for the three months ended May 31, 2016 was 10.8 percent as compared to 13.4 percent for the three months ended May 31, 2015. The decrease in earnings and operating margin was primarily attributable to lower revenues, which declined 12 percent to $141.3 million from $160.7 million, and higher operating expenses of $1.6 million.

The reduction in revenue is attributable to both the infrastructure segment, in which sales decreased 18 percent to $24.0 million, and the irrigation segment, where sales decreased 11 percent to $117.3 million. Infrastructure segment revenues decreased due to lower Road Zipper Systems™ project sales compared to the prior year. In the irrigation segment, the decrease in revenue reflects the combined effect of lower unit volume and reduced market pricing, passing through lower materials costs. The strengthening of the U.S. dollar against the value of other currencies, including the Brazilian real and South African rand, negatively affected revenues by $1.6 million and operating income by $0.1 million for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•	Agricultural commodity prices - As of May 2016, corn and soybean prices have increased approximately 15 to 20 percent compared to the same period in the prior year. However, corn prices remained approximately 35 percent lower, and soybeans prices approximately 25 percent lower, compared to the peak prices observed during the same period in 2013. Among other things, favorable growing conditions in the United States throughout the beginning of the 2016 growing season have led to estimates of record harvests which, combined with the current high stock of commodities, may continue to contribute to low prices for agricultural commodities.

•	Net farm income - As of May 2016, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2016 net farm income to be $54.8 billion, down 3 percent from the USDA’s estimate of U.S. 2015 net farm income of $56.4 billion. The 2016 estimate represents the third consecutive year of a decrease in estimated net farm income and is down 56 percent from the peak USDA estimate of net farm income in 2013 of $123.3 billion.

•	Weather conditions – Demand for irrigation equipment is often positively affected by damaging storms and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable natural precipitation.

•	Governmental policies - A number of governmental laws and regulations can affect the Company’s business, including:

•	The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•	In December 2015, certain tax incentives such as the Section 179 income tax deductions and bonus depreciation that are intended to encourage equipment purchases were granted long-term extensions. These incentives could benefit equipment sales in the future.

•	Various U.S. and global trade sanctions, as well as market fluctuations and political hostility, could negatively affect irrigation equipment sales to certain geographic markets around the world.

•	On November 30, 2015, the Environmental Protection Agency finalized requirements for the amount of ethanol and other renewable fuels blended into the overall U.S. fuel supply in 2016. The Company believes the requirement, while less than the original mandate, still provides for continued growth in demand for the current calendar year as the goal is to achieve 18 billion gallons of renewable fuels for 2016.

•	Many international markets are affected by government policies such as subsidies and other agriculturally related incentives. While these policies can have a significant effect on individual markets, they typically do not have a material effect on the consolidated results of the Company.

•	Currency – The value of the U.S. dollar has been rising in relation to the value of currencies in a number of countries to which the Company exports products and maintains local operations, including the Brazilian real and the South African rand. This strengthening of the dollar increases the cost in the local currency of the products exported from the U.S. into these countries and, therefore, could negatively impact the Company’s international sales and margins. In addition, the U.S. dollar value of sales made in any affected foreign currencies will decline as the value of the dollar rises in relation to these other currencies.

As the Company continues to manage through a prolonged downturn in the agricultural cycle, there has not been a sufficient catalyst to improvement in the short-term. While commodity prices have rebounded somewhat during the quarter, net farm income in the U.S. is projected at the lowest level since 2002, leading to uncertainty among growers resulting in downward pressure on irrigation equipment demand and pricing. In the international markets, regional political and economic factors, currency conditions and local competition create a challenging environment. Additionally, international results are heavily dependent upon project sales which tend to fluctuate more and can be difficult to forecast.

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency globally. The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015. While the additional capacity from the plant in Turkey has created some short-term fixed expense absorption challenges, the Company is confident in the incremental profit potential of global expansion plans and the long-term growth opportunities throughout the region, including in the European, Middle Eastern and African markets.

Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved safety, resulting in consistency in a global environment of constrained government spending. In the United States, the December 2015 enactment of a $305 billion highway-funding bill to fund highway, bridge and transit projects over the next five years creates opportunities for market growth in each of the road safety product lines. While the outlook for infrastructure products in international markets continues to be positive, global or economic slowdowns could negatively impact government spending and have a resultant negative impact on demand in certain regions. Domestically, the Federal Highway Administration has mandated a change to certification standards for road safety products to be phased in beginning in 2018, however, individual states may mandate the adoption of these standards earlier. The requirement to comply with these standards could cause an increase to the Company’s R&D spend and have an impact on sales in the future. Overall, the Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the possibilities of a global economic slowdown and increased regulatory requirements.

As of May 31, 2016, the Company had an order backlog of $61.2 million compared with $53.2 million at May 31, 2015 and $48.0 million at August 31, 2015. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended May 31, 2016 compared to the Three Months ended May 31, 2015

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2016 and May 31, 2015. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	May 31, 2016	May 31, 2015	Increase (Decrease)
Consolidated
Operating revenues	$141,319	$160,707	(12%)
Gross profit	$41,808	$46,386	(10%)
Gross margin	29.6%	28.9%

Operating expenses (1)	$26,483	$24,898	6%
Operating income	$15,325	$21,488	(29%)
Operating margin	10.8%	13.4%

Other (expense), net	$(1,260)	$(1,065)	18%
Income tax expense	$4,421	$7,496	(41%)
Effective income tax rate	31.4%	36.7%
Net earnings	$9,644	$12,927	(25%)

Irrigation Equipment Segment
Segment operating revenues	$117,325	$131,289	(11%)
Segment operating income (2)	$16,560	$19,860	(17%)
Segment operating margin (2)	14.1%	15.1%

Infrastructure Products Segment
Segment operating revenues	$23,994	$29,418	(18%)
Segment operating income (2)	$4,654	$6,498	(28%)
Segment operating margin (2)	19.4%	22.1%

(1)	Includes $5.9 million and $4.9 million of unallocated general and administrative expenses for the three months ended May 31, 2016 and May 31, 2015, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended May 31, 2016 declined 12 percent to $141.3 million from $160.7 million for the three months ended May 31, 2015, as infrastructure revenues decreased $5.4 million and irrigation revenues decreased $14.0 million. The irrigation segment provided 83 percent of the Company’s revenue for the three months ended May 31, 2016 as compared to 82 percent of the three months ended May 31, 2015.

U.S. irrigation revenues for the three months ended May 31, 2016 of $73.4 million decreased $15.6 million or 18 percent from $89.0 million for the three months ended May 31, 2015, reflecting the combined effect of lower unit volume and reduced market pricing, passing through lower materials costs.

International irrigation revenues for the three months ended May 31, 2016 of $43.9 million increased $1.6 million or 4 percent from $42.3 million for the three months ended May 31, 2015. Changes in foreign currency translation rates compared to the prior year period negatively impacted revenues by 4 percent. International irrigation revenue excluding the effect of foreign currency translation actually increased 8 percent for the three months ended May 31, 2016, compared to the prior period due to an increase in volume. Sales improved in several markets over levels of the prior year period, but declined in Brazil and certain export markets.

Infrastructure segment revenues for the three months ended May 31, 2016 of $24.0 million decreased $5.4 million or 18 percent from $29.4 million for the three months ended May 31, 2015. The decrease is primarily due to lower Road Zipper Systems™ project sales compared with the prior year period.

Gross Margin

Gross profit for the three months ended May 31, 2016 of $41.8 million decreased 10 percent from $46.4 million for the three months ended May 31, 2015. The decrease in gross profit was primarily due to the decline in sales, partially offset by an increase in gross margin to 29.6 percent for the three months ended May 31, 2016 from 28.9 percent for the three months ended May 31, 2015. Gross margin in both the irrigation and infrastructure segments increased approximately one percentage point compared to the prior year. Irrigation gross margin improved primarily due to the benefit of lower materials costs. Improved infrastructure gross margins were primarily the result of revenue growth and cost leverage in Europe while U.S. margins remained relatively flat overall with improved cost leverage in road safety products partially offset by the impact of lower Road Zipper Systems™ revenue.

Operating Expenses

The Company’s operating expenses of $26.5 million for the three months ended May 31, 2016 increased by $1.6 million over operating expenses in the three months ended May 31, 2015. The increase resulted primarily from increased outside professional fees of $0.8 million and increased engineering and research spending of $0.5 million. The increase in outside professional services is due to both an increase in professional fees, as well as a shift in the timing of certain activity into the third quarter of the current year. Increased engineering and research spending is driven primarily by new product development. Operating expenses were 18.7 percent of sales for the three months ended May 31, 2016 compared to 15.5 percent of sales for the three months ended May 31, 2015.

Income Taxes

The Company recorded income tax expense of $4.4 million and $7.5 million for the three months ended May 31, 2016 and May 31, 2015, respectively. The effective income tax rate was 31.4 percent and 36.7 percent for the three months ended May 31, 2016 and May 31, 2015, respectively. The decrease in the effective income tax rate from May 2015 to May 2016 is primarily the result of proportionately higher earnings from foreign operations with tax rates lower than in the U.S.

For the Nine Months ended May 31, 2016 compared to the Nine Months ended May 31, 2015

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the nine months ended May 31, 2016 and May 31, 2015. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Nine months ended		Percent
	May 31,	May 31,	Increase
$ in thousands	2016	2015	(Decrease)
Consolidated
Operating revenues	$383,514	$436,641	(12%)
Gross profit	$108,667	$122,856	(12%)
Gross margin	28.3%	28.1%

Operating expenses (1)	$86,288	$74,930	15%
Operating income	$22,379	$47,926	(53%)
Operating margin	5.8%	11.0%

Other (expense), net	$(4,111)	$(1,704)	141%
Income tax expense	$5,809	$16,732	(65%)
Effective income tax rate	31.8%	36.2%
Net earnings	$12,459	$29,490	(58%)

Irrigation Equipment Segment
Segment operating revenues	$321,733	$354,336	(9%)
Segment operating income (2)	$40,333	$47,771	(16%)
Segment operating margin (2)	12.5%	13.5%

Infrastructure Products Segment
Segment operating revenues	$61,781	$82,305	(25%)
Segment operating income (2)	$9,268	$16,216	(43%)
Segment operating margin (2)	15.0%	19.7%

(1)	Includes $27.2 million and $16.1 million of unallocated general and administrative expenses for the nine months ended May 31, 2016 and May 31, 2015, respectively. Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million and $1.5 million for the nine months ended May 31, 2016 and May 31, 2015, respectively.
(2)	Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the nine months ended May 31, 2016 declined 12 percent to $383.5 million from $436.6 million for the nine months ended May 31, 2015, as irrigation revenues decreased $32.6 million and infrastructure revenues decreased by $20.5 million. The irrigation segment provided 84 percent of the Company’s revenue for the nine months ended May 31, 2016 as compared to 81 percent of the Company’s revenue for the nine months ended May 31, 2015.

U.S. irrigation revenues for the nine months ended May 31, 2016 of $204.9 million decreased $14.8 million or 7 percent from $219.7 million for the nine months ended May 31, 2015, primarily due to a volume decline in the number of irrigation systems sold as compared to the prior year. Revenues were also affected by reduced market pricing representing the pass-through effects of lower materials costs.

International irrigation revenues for the nine months ended May 31, 2016 of $116.8 million decreased $17.8 million or 13 percent from $134.6 million for the nine months ended May 31, 2015. Changes in foreign currency translation rates as compared to the prior year reduced international irrigation revenues by $11.3 million or 8 percent, while the remainder of the decline was attributable to lower sales volumes in a number markets, most notably in Brazil.

Infrastructure segment revenues for the nine months ended May 31, 2016 of $61.8 million decreased $20.5 million or 25 percent from $82.3 million for the nine months ended May 31, 2015. The decrease is primarily due to the completion of a few larger Road Zipper Systems™ projects in the prior year, including the $12.7 million Golden Gate Bridge project.

Gross Margin

Gross profit for the nine months ended May 31, 2016 of $108.7 million decreased 12 percent from $122.9 million for the nine months ended May 31, 2015. The decrease in gross profit was primarily due to the decline in sales from the prior period. Gross margin remained relatively flat at 28.3 percent for the nine months ended May 31, 2016 compared to 28.1 percent for the nine months ended May 31, 2015. Gross margin in irrigation increased by approximately 1 percentage point and infrastructure gross margin decreased by approximately 2 percentage points. Irrigation gross margin increased primarily as a result of a change in sales mix with the addition of Elecsys Corporation in the current year, while competitive pricing pressures were largely offset by lower input costs. The decrease in infrastructure gross margin was primarily due to the completion of the Road Zipper Systems™ projects in the prior period that were at higher margins.

Operating Expenses

The Company’s operating expenses of $86.3 million for the nine months ended May 31, 2016 increased by $11.4 million over operating expenses for the nine months ended May 31, 2015. The change in operating expenses includes $11.5 million of incremental environmental remediation expenses and $5.1 million of incremental expenses related to acquired companies, offset by reductions in acquisition and integration related expenses of $1.9 million, personnel related expenses of $1.7 million, and collections on accounts receivable that were reserved for in the prior periods of $1.7 million. Operating expenses were 22.5 percent of sales for the nine months ended May 31, 2016 compared to 17.2 percent of sales for the nine months ended May 31, 2015.

Income Taxes

The Company recorded income tax expense of $5.8 million and $16.7 million for the nine months ended May 31, 2016 and May 31, 2015, respectively. The effective income tax rate was 31.8 percent and 36.2 percent for the nine months ended May 31, 2016 and May 31, 2015, respectively. The decrease in the effective income tax rate from May 2015 to May 2016 is primarily the result of proportionately higher earnings from foreign operations with tax rates lower than in the U.S.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $91.5 million at May 31, 2016 compared with $154.0 million at May 31, 2015 and $139.1 million at August 31, 2015. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $27.0 million, $27.1 million and $23.5 million as of May 31, 2016, May 31, 2015 and August 31, 2015, respectively. The Company considers earnings in foreign subsidiaries to be permanently reinvested in those subsidiaries and would need to accrue and pay taxes if such earnings were repatriated to the United States. Accordingly, the Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $194.6 million at May 31, 2016, as compared with $250.0 million at May 31, 2015 and $227.1 million at August 31, 2015. Cash provided by operations totaled $20.2 million during the nine months ended May 31, 2016, a decrease of $15.1 million compared to cash provided by operations of $35.4 million during the nine months ended May 31, 2015. This decrease was primarily due to the decrease in net earnings as well as changes in working capital.

Cash flows used in investing activities totaled $9.4 million during the nine months ended May 31, 2016 compared to $73.4 million used in investing activities during the nine months ended May 31, 2015. The large decrease is primarily attributable to $67.2 million of acquisition spending, net of cash acquired, in the prior period. Capital spending of $10.1 million in the first nine months of fiscal 2016 decreased compared to capital spending of $11.2 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $58.2 million during the nine months ended May 31, 2016 compared to cash flows provided by financing activities of $25.3 million during the same prior year period. The increase in cash used in financing activities was primarily due to the prior period including $115.0 of private placement debt funding, offset by a $30.1 million reduction in the repurchasing of common shares.

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

Capital Expenditures

Capital expenditures for fiscal 2016 are estimated to be between $12.0 and $15.0 million largely focused on manufacturing product safety and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2016, the Company paid a quarterly cash dividend of $0.28 per common share or $3.0 million to stockholders as compared to $0.27 per common share or $3.1 million in the third quarter of fiscal 2015. During fiscal 2016, the Company has paid total quarterly cash dividends of $0.84 per common share or $9.2 million to stockholders as compared to $0.81 per common share or $9.6 million during the same period of fiscal 2015.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three and nine months ended May 31, 2016, the Company repurchased 219,578 shares and 688,790 shares, respectively, of common stock for an aggregate purchase price of $16.1 million and $48.3 million, respectively. During the three and nine months ended May 31, 2015, the Company repurchased 371,886 shares and 977,812 shares, respectively, of common stock for an aggregate purchase price of $29.1 million and $78.5 million, respectively. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2016.

Long-Term Borrowing Facilities

Series A, Senior Notes. On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”). The entire principal of the Senior Notes is due and payable on February 19, 2030. Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured. The Company intends to use the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association. The Revolving Credit Facility replaces a previous revolving credit facility from the same lender originally entered into on January 24, 2008 and last amended on January 22, 2014. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2016 and May 31, 2015, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit then outstanding. At May 31, 2016, the Company had the ability to borrow up to $43.9 million under this facility, after consideration of outstanding standby letters of credit of $6.1 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.37 percent at May 31, 2016), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility. Unpaid principal and interest on the Revolving Credit Facility is due by February 18, 2018.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2016, May 31, 2015 and August 31, 2015, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds. Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.2 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.82 percent as of May 31, 2016). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2016.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended May 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
March 1, 2016 to March 31, 2016	93,279	75.42	93,279	72,807
April 1, 2016 to April 30, 2016	113,914	71.32	113,914	64,682
May 1, 2016 to May 31, 2016	12,385	77.50	12,385	63,722

Total	219,578	$73.41	219,578	$63,722

(1)	On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016. On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

ITEM 6 – Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By-Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Employment Agreement, dated May 9, 2016, between the Company and Randy A. Wood.

10.2	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of July 2016.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)