Form 10-Q
period 2016-11-30
LINDSAY CORP
filed 2016-12-21
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10‑Q

___________________________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

__________________________________

Lindsay Corporation

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	47‑0554096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 N. 111th Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

402‑829-6800

(Registrant's telephone number, including area code)

___________________________________

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

Large accelerated filer	☒		Accelerated filer	☐
Non‑accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of December 16, 2016, 10,653,479 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

-  2  -

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2016	2015
Operating revenues	$110,390	$121,622
Cost of operating revenues	82,016	87,208
Gross profit	28,374	34,414

Operating expenses:
Selling expense	9,982	9,992
General and administrative expense	11,355	9,015
Engineering and research expense	4,302	3,659
Total operating expenses	25,639	22,666

Operating income	2,735	11,748

Other income (expense):
Interest expense	(1,209)	(1,196)
Interest income	165	164
Other expense, net	(356)	(320)

Earnings before income taxes	1,335	10,396

Income tax expense	462	3,452

Net earnings	$873	$6,944

Earnings per share:
Basic	$0.08	$0.62
Diluted	$0.08	$0.62

Shares used in computing earnings per share:
Basic	10,638	11,259
Diluted	10,666	11,288

Cash dividends declared per share	$0.29	$0.28

See accompanying notes to condensed consolidated financial statements.

-  3  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2016	2015
Net earnings	$873	$6,944
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	37	5
Foreign currency translation adjustment, net of hedging activities and tax	(1,434)	(1,566)
Total other comprehensive loss, net of tax expense of $566 and $644, respectively	(1,397)	(1,561)
Total comprehensive (loss) income	$(524)	$5,383

See accompanying notes to condensed consolidated financial statements.

-  4  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	November 30,	August 31,
($ and shares in thousands, except par values)	2016	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$103,058	$129,260	$101,246
Restricted cash	—	2,027	2,030
Receivables, net of allowance of $7,808, $8,485, and $8,312, respectively	69,774	70,403	80,610
Inventories, net	80,139	78,246	74,750
Prepaid expenses	3,295	3,570	3,671
Other current assets	18,622	12,897	14,468
Total current assets	274,888	296,403	276,775

Property, plant, and equipment:
Cost	182,848	183,630	182,696
Less accumulated depreciation	(107,287)	(104,641)	(105,069)
Property, plant, and equipment, net	75,561	78,989	77,627

Intangibles, net	45,998	50,598	47,200
Goodwill	76,562	76,497	76,803
Deferred income tax assets	3,134	3,242	4,225
Other noncurrent assets	4,800	5,540	4,885
Total assets	$480,943	$511,269	$487,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,533	$39,106	$32,268
Current portion of long-term debt	198	194	197
Other current liabilities	51,866	48,254	55,395
Total current liabilities	84,597	87,554	87,860

Pension benefits liabilities	6,789	6,500	6,869
Long-term debt	116,926	117,124	116,976
Deferred income tax liabilities	2,338	8,237	1,223
Other noncurrent liabilities	22,105	10,162	23,020
Total liabilities	232,755	229,577	235,948

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares;
18,737, 18,713, and 18,713 shares issued, respectively	18,737	18,713	18,713
Capital in excess of stated value	57,548	55,287	57,338
Retained earnings	464,710	462,713	466,926
Less treasury stock - at cost, 8,083, 7,531, and 8,083 shares, respectively	(277,238)	(238,152)	(277,238)
Accumulated other comprehensive loss, net	(15,569)	(16,869)	(14,172)
Total shareholders' equity	248,188	281,692	251,567
Total liabilities and shareholders' equity	$480,943	$511,269	$487,515

See accompanying notes to condensed consolidated financial statements.

-  5  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$873	$6,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,035	4,295
Provision for uncollectible accounts receivable	(255)	153
Deferred income taxes	1,541	2,060
Share-based compensation expense	935	906
Other, net	388	1,648
Changes in assets and liabilities:
Receivables	10,436	2,503
Inventories	(5,741)	(3,749)
Other current assets	3,000	982
Accounts payable	415	733
Other current liabilities	(2,232)	(6,322)
Current income taxes payable	(4,344)	(1,036)
Other noncurrent assets and liabilities	(947)	(614)
Net cash provided by operating activities	8,104	8,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,390)	(4,705)
Proceeds from settlement of net investment hedges	—	231
Payments for settlement of net investment hedges	(159)	(512)
Other investing activities, net	134	749
Net cash used in investing activities	(1,415)	(4,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	72
Common stock withheld for payroll tax withholdings	(635)	(719)
Principal payments on long-term debt	(49)	(48)
Repurchase of common shares	—	(9,249)
Dividends paid	(3,089)	(3,134)
Net cash used in financing activities	(3,773)	(13,078)

Effect of exchange rate changes on cash and cash equivalents	(1,104)	(1,021)
Net change in cash and cash equivalents	1,812	(9,833)
Cash and cash equivalents, beginning of period	101,246	139,093
Cash and cash equivalents, end of period	$103,058	$129,260

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$3,061	$4,897
Interest paid	$97	$70

See accompanying notes to condensed consolidated financial statements.

-  6  -

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all deferred tax assets will be classified as noncurrent.  The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company has early adopted this ASU during the first quarter of fiscal 2017 on a retrospective basis.  Accordingly, the Company reclassified current deferred tax assets and liabilities to non-current on its November 30, 2015 and August 31, 2016 condensed consolidated balance sheets, which increased net non-current deferred tax assets by $2.0 million and $3.3 million, respectively, and decreased non-current deferred tax liabilities by $10.3 million and $12.0 million, respectively.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The effective date of ASU No. 2016-02 will be the first quarter of fiscal 2020 with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard provides guidance for employee share-based compensation payments, including the income tax consequences, classification of awards as either equity or liabilities and the classification on the statement of cash flows.  The Company elected to early adopt this ASU as of the beginning of fiscal 2017.  For the first quarter of fiscal 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the quarter. An income tax benefit of approximately $0.1 million was recognized in the first quarter of fiscal 2017 as a result of the adoption of ASU 2016-09. Additionally, as required by the new guidance, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement.  ASU 2016-09 also allows an entity to elect, as an accounting policy, either to estimate the number of forfeited awards or to account for forfeitures as they occur.  The Company has elected to account for forfeitures as they occur.  This change did not have a material impact on estimated

-  7  -

expense.  The Company elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $0.1 million in the first quarter of fiscal 2016.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2016 and November 30, 2015:

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2016	2015
Numerator:
Net earnings	$873	$6,944

Denominator:
Weighted average shares outstanding	10,638	11,259
Diluted effect of stock awards	28	29
Weighted average shares outstanding assuming dilution	10,666	11,288

Basic net earnings per share	$0.08	$0.62
Diluted net earnings per share	$0.08	$0.62

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive.  Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied.  In addition, the following table shows the securities excluded from the computation of earnings per share because their effect would have been anti-dilutive:

	Three months ended
	November 30,	November 30,
(Units and options in thousands)	2016	2015
Restricted stock units	33	15
Stock options	148	63

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2016 and November 30, 2015.

The Company recorded income tax expense of $0.5 million and $3.5 million for the three months ended November 30, 2016 and November 30, 2015, respectively. The estimated annual effective income tax rate was 34.6 percent and 33.2 percent for the fiscal year-to-date periods ended November 30, 2016 and November 30, 2015, respectively. The increase in the estimated annual effective income tax rate from November 2015 to November 2016 primarily relates to the earnings mix among jurisdictions.

-  8  -

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2016, November 30, 2015, and August 31, 2016:

	November 30,	November 30,	August 31,
($ in thousands)	2016	2015	2016
Raw materials and supplies	$27,898	$26,611	$26,599
Work in process	8,001	8,623	5,742
Finished goods and purchased parts	49,917	48,569	47,805
Total inventory value before LIFO adjustment	85,816	83,803	80,146
Less adjustment to LIFO value	(5,677)	(5,557)	(5,396)
Inventories, net	$80,139	$78,246	$74,750

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown.

	November 30,	November 30,	August 31,
($ in thousands)	2016	2015	2016
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	2,124	2,318	2,173
Total debt	117,124	117,318	117,173
Less current portion	(198)	(194)	(197)
Total long-term debt	$116,926	$117,124	$116,976

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$198
2 years	202
3 years	206
4 years	210
5 years	214
Thereafter	116,094
$117,124

-  9  -

Note 7 – Financial Derivatives

The Company uses certain financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  Fair values of derivative instruments are as follows:

	Balance sheet	November 30,	November 30,	August 31,
($ in thousands)	location	2016	2015	2016
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,546	$2,092	$40
Foreign currency forward contracts	Other current liabilities	(204)	(31)	(385)
Total derivatives designated as hedging instruments		$1,342	$2,061	$(345)

Foreign currency forward contracts	Other current assets	$123	$63	$33
Foreign currency forward contracts	Other current liabilities	(48)	(311)	(210)
Total derivatives not designated as hedging instruments		$75	$(248)	$(177)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $6.5 million, $6.7 million, and $5.6 million at November 30, 2016, November 30, 2015, and August 31, 2016, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain or (loss) recognized in other comprehensive income is as follows:

	Three months ended
	November 30,	November 30,
($ in thousands)	2016	2015
Foreign currency forward contracts, net of tax expense of $610 and $649, respectively	$918	$1,212

For the three months ended November 30, 2016 and November 30, 2015, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.1 million each quarter, which were included in other comprehensive income as part of a currency translation adjustment.  There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2016 and November 30, 2015.

At November 30, 2016, November 30, 2015 and August 31, 2016, the Company had outstanding Euro foreign currency forward contracts to sell 32.6 million Euro, 28.8 million Euro, and 32.6 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2016, November 30, 2015, and August 31, 2016, the Company had an outstanding South African Rand foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statement of operations.  At November 30, 2016, November 30, 2015, and August 31, 2016, the Company had $6.9 million, $9.6 million, and $8.2 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

-  10  -

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2016, November 30, 2015, and August 31, 2016, respectively. There were no transfers between any levels for the periods presented.

	November 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$103,058	$—	$—	$103,058
Derivative assets	—	1,669	—	1,669
Derivative liabilities	—	(252)	—	(252)

	November 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$129,260	$—	$—	$129,260
Derivative assets	—	2,155	—	2,155
Derivative liabilities	—	(342)	—	(342)

	August 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,246	$—	$—	$101,246
Derivative assets	—	73	—	73
Derivative liabilities	—	(595)	—	(595)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2016 or November 30, 2015.

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

In fiscal 2012, the Company undertook an investigation to assess further potential site remediation and containment actions.  In connection with the receipt of preliminary results of this investigation and other evaluations, the Company estimated that it would incur $7.2 million in remediation of source area contamination and operating costs and accrued that undiscounted amount.  In addition to this source area, the Company determined that volatile organic compounds also existed under one of the manufacturing buildings on the site.  Due to the location, the Company had not yet determined the extent of these compounds or the extent to which they were contributing to groundwater contamination.  Based on the uncertainty of the remediation actions that might be required with respect to this affected area, the Company believed that meaningful estimates of costs or range of costs could not be made and accordingly were not accrued at that time.

In December 2014, the EPA requested that the Company prepare a feasibility study related to the site, including the area covered by the building, which resulted in a revision to the Company’s remediation timeline.  In the first quarter of fiscal 2015, the Company accrued $1.5 million of incremental operating costs to reflect its updated timeline.

-  11  -

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

The current estimated aggregate accrued cost of $18.8 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2017 or beyond.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis currently available, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts currently accrued for this expense.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2016, November 30, 2015, and August 31, 2016:

	November 30,	November 30,	August 31,
($ in thousands)	2016	2015	2016

Other current liabilities	$1,122	$1,343	$722
Other noncurrent liabilities	17,714	6,100	18,255
Total environmental remediation liabilities	$18,836	$7,443	$18,977

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	November 30,	November 30,
($ in thousands)	2016	2015
Product warranty accrual balance, beginning of period	$7,443	$7,271
Liabilities accrued for warranties during the period	1,001	1,357
Warranty claims paid during the period	(1,202)	(1,860)
Changes in estimates	330	(483)
Product warranty accrual balance, end of period	$7,572	$6,285

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and

-  12  -

recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.9 million for each of the three month periods ended November 30, 2016 and 2015.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2016 and 2015:

	Three months ended November 30,
	2016		2015
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	47,223	$26.25	39,999	$27.88
RSUs	37,033	$74.80	38,438	$64.37
PSUs	15,902	$74.80	16,466	$64.37

The RSUs granted during the three months ended November 30, 2016 and 2015 consisted of 3,634 and 3,496, respectively of awards that will be settled in cash. The weighted average stock price on the date of the grant was $78.23 and $67.68 for 2016 and 2015, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three month periods ended November 30, 2016 and 2015:

	Grant Year
	2016	2015
Weighted-average dividend yield	1.5%	1.7%
Weighted-average volatility	36.5%	46.3%
Range of risk-free interest rates	1.5%	1.8%
Weighted-average expected lives	7 years	7 years

Note 12 – Other Current Liabilities

	November 30,	November 30,	August 31,
($ in thousands)	2016	2015	2016
Other current liabilities:
Compensation and benefits	$14,154	$12,752	$19,044
Warranties	7,572	6,285	7,443
Deferred revenues	7,227	5,709	7,594
Customer deposits	4,648	4,843	3,399
Dealer related liabilities	3,384	4,822	4,978
Tax related liabilities	3,592	3,255	4,200
Other	11,289	10,588	8,737
Total other current liabilities	$51,866	$48,254	$55,395

Note 13 – Share Repurchases

In accordance with its share repurchase program, the Company repurchased 136,263 shares of common stock for an aggregate purchase price of $9.2 million during the three months ended November 30, 2015. There were no share repurchases during the three months ended November 30, 2016.  The remaining amount available under the repurchase program was $63.7 million as of November 30, 2016.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer

-  13  -

who represented 10 percent or more of its total revenues during the three month periods ended November 30, 2016 and November 30, 2015.

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

Infrastructure – This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment; the manufacture and sale of large diameter steel tubing and railroad signals and structures; and the provision of outsourced manufacturing and production services.  The infrastructure reporting segment consists of one operating segment.

	Three months ended
	November 30,	November 30,
($ in thousands)	2016	2015
Operating revenues:
Irrigation	$89,852	$101,327
Infrastructure	20,538	20,295
Total operating revenues	$110,390	$121,622

Operating income:
Irrigation	$5,150	$12,692
Infrastructure	2,974	3,082
Segment operating income	8,124	15,774

Unallocated general and administrative expenses	(5,389)	(4,026)
Interest and other expense, net	(1,400)	(1,352)
Earnings before income taxes	$1,335	$10,396

Capital expenditures:
Irrigation	$950	$3,152
Infrastructure	440	1,553
Corporate	—	—
	$1,390	$4,705
Depreciation and amortization:
Irrigation	$2,823	$2,953
Infrastructure	1,109	1,201
Corporate	103	141
	$4,035	$4,295

	November 30,	November 30,	August 31,
($ in thousands)	2016	2015	2016
Total assets:
Irrigation	$340,711	$335,920	$341,972
Infrastructure	80,002	78,551	83,531
Corporate	60,230	96,798	62,012
	$480,943	$511,269	$487,515

-  14  -

ITEM 2 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward‑Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical are forward-looking and reflect information concerning possible or assumed future results of operations and planned financing of the Company.  In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's web site, or otherwise, in the future by or on behalf of the Company.  When used by or on behalf of the Company, the words "expect," "anticipate," "estimate," "believe," "intend," "will," "plan," “predict,” "project," "outlook," "could," "may," "should" or similar expressions generally identify forward-looking statements.  The entire section entitled “Executive Overview and Outlook” should be considered forward-looking statements.  For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2016.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2016.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Net earnings for the three months ended November 30, 2016 were $0.9 million, or $0.08 per diluted share, compared with net earnings of $6.9 million, or $0.62 per diluted share, for the three months ended November 30, 2015.  Operating margin for the three months ended November 30, 2016 was 2.5 percent, compared to 9.7 percent for the three months ended November 30, 2015.  The decrease in earnings and operating margin was primarily attributable to lower revenues, which declined 9 percent to $110.4 million from $121.6 million, reduced gross margin, and higher operating expenses of $3.0 million.

The reduction in revenue is mainly attributable to the irrigation segment, where sales decreased 11 percent to $89.9 million. The decline in irrigation revenues was slightly offset by an increase in revenue from the infrastructure segment, in which sales increased one percent to $20.5 million.  In the irrigation segment, the decrease in revenue is primarily due to a reduction in irrigation system unit volume as falling commodity prices and reduced farm income negatively impacted demand for irrigation equipment.  The increase in infrastructure revenues results from higher sales volume in road safety products offset, in part, by lower Road Zipper® system project sales and lease revenue.

-  15  -

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of November 2016, corn prices have decreased approximately 10 percent while soybean prices have increased approximately 17 percent from November 2015.  Although there has been an increase in soybean prices from the previous year, both corn and soybean prices remain substantially lower than the peak prices observed during the last five years.  Among other things, favorable growing conditions in the United States throughout the 2016 growing season have led to record harvests which, combined with the current high stock of commodities, may continue to contribute to low prices for agricultural commodities.

•

Net farm income - As of November 2016, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2016 net farm income to be $66.9 billion, down 17 percent from the USDA’s final U.S. 2015 net farm income of $80.9 billion.  If the USDA’s estimate proves accurate,  net farm income in 2016 would be at its lowest level since 2009.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures.  Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable natural precipitation, such as the conditions experienced during 2016.

•	Governmental policies - A number of governmental laws and regulations can affect the Company’s business, including:
•

The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program (EQIP), which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

Current tax incentives, such as the Section 179 income tax deduction and bonus depreciation, are intended to encourage equipment purchases.   These incentives could benefit equipment sales in the future.

•	Various U.S. and global trade sanctions, as well as market fluctuations and political hostility, could negatively affect irrigation equipment sales to certain geographic markets around the world.

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  Annual biofuel production targets established by the U.S. Environmental Protection Agency in November 2016 project a six percent increase in ethanol production and a five percent increase in biodiesel production from 2016 to 2017.

•

Many international markets are affected by government policies such as subsidies and other agriculturally related incentives.  While these policies can have a significant effect on individual markets, they typically do not have a material effect on the consolidated results of the Company.

•

Currency – The value of the U.S. dollar has been rising in relation to the value of currencies in a number of countries to which the Company exports products and in which the Company maintains local operations. The strengthening of the dollar increases the cost in the local currency of the products exported from the U.S. into these countries and, therefore, could negatively affect the Company’s international sales and margins. In addition, the U.S. dollar value of sales made in any affected foreign currencies will decline as the value of the dollar rises in relation to these other currencies.

As the Company continues to manage through a prolonged downturn in the agricultural cycle, there has not been a sufficient catalyst to improvement in the short term. While commodity prices have rebounded somewhat during the first quarter of fiscal 2017, net farm income in the U.S. is projected to be at the lowest level since 2009, leading to uncertainty among growers and resulting in downward pressure on irrigation equipment demand and pricing.  In the international markets, regional political and economic factors, currency conditions and local competition create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

-  16  -

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency globally.  The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015.  While the additional capacity from the plant in Turkey has created some short-term fixed overhead cost absorption challenges, the Company is confident in the incremental profit potential of global expansion plans and the long-term growth opportunities throughout the region, including in the European, Middle Eastern and African markets.

In a global environment of constrained government spending, demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved safety.  In the United States, the enactment of a $305 billion bill in December 2015 to fund highway, bridge and transit projects over the subsequent five years creates opportunities for market growth in each of the road safety product lines.  While the outlook for infrastructure products in international markets continues to be positive, global or economic slowdowns could negatively impact government spending and have a resultant negative impact on demand for the Company’s products in certain regions.  Domestically, the Federal Highway Administration has mandated a change to certification standards for road safety products to be phased in beginning in 2018.  However, individual states may mandate the adoption of these standards earlier.  This change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  Overall, the Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the possibilities of a global economic slowdown and increased regulatory requirements.

As of November 30, 2016, the Company had an order backlog of $55.9 million compared with $61.9 million at November 30, 2015 and $50.7 million at August 31, 2016.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

-  17  -

Results of Operations

For the Three Months ended November 30, 2016 compared to the Three Months ended November 30, 2015

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended November 30, 2016 and November 30, 2015.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,	November 30,	Increase
($ in thousands)	2016	2015	(Decrease)
Consolidated
Operating revenues	$110,390	$121,622	(9%)
Gross profit	$28,374	$34,415	(18%)
Gross margin	25.7%	28.3%

Operating expenses (1)	$25,639	$22,666	13%
Operating income	$2,735	$11,748	(77%)
Operating margin	2.5%	9.7%

Other (expense), net	$(1,400)	$(1,352)	4%
Income tax expense	$462	$3,452	(87%)
Effective income tax rate	34.6%	33.2%
Net earnings	$873	$6,944	(87%)

Irrigation Equipment Segment
Segment operating revenues	$89,852	$101,327	(11%)
Segment operating income (2)	$5,150	$12,692	(59%)
Segment operating margin (2)	5.7%	12.5%

Infrastructure Products Segment
Segment operating revenues	$20,538	$20,295	1%
Segment operating income (2)	$2,974	$3,082	(3%)
Segment operating margin (2)	14.5%	15.2%

(1) Includes $5.4 million and $4.0 million of unallocated general and administrative expenses for the three months ended November 30, 2016 and November 30, 2015, respectively.
(2) Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended November 30, 2016 declined nine percent to $110.4 million from $121.6 million for the three months ended November 30, 2015, as irrigation revenues decreased $11.5 million and infrastructure revenues increased $0.2 million.  The irrigation segment provided 81 percent of the Company’s revenue for the three months ended November 30, 2016 as compared to 83 percent for the three months ended November 30, 2015.

U.S. irrigation revenues for the three months ended November 30, 2016 of $50.3 million decreased $8.9 million or 15 percent from $59.2 million for the three months ended November 30, 2015,  primarily due to a reduction in irrigation system unit volume as falling commodity prices and reduced farm income negatively impacted demand for irrigation equipment.

International irrigation revenues for the three months ended November 30, 2016 of $39.5 million decreased $2.6 million or six percent from $42.1 million for the three months ended November 30, 2015.  Changes in foreign currency translation rates compared to the same prior year period had a favorable impact on revenues of approximately three percent.  Excluding the effect of foreign currency translation, international irrigation revenues decreased nine percent for the three months ended November 30, 2016 compared to the same prior year period, as improved sales volume in Brazil, Africa and the Middle East were more than offset by declines in other markets.

Infrastructure segment revenues for the three months ended November 30, 2016 of $20.5 million increased $0.2 million or one percent from $20.3 million for the three months ended November 30, 2015.  The increase resulted from higher sales volume in road safety products offset by lower Road Zipper® system project sales and lease revenue compared with the same period in the prior year.

-  18  -

Gross Profit

Gross profit for the three months ended November 30, 2016 of $28.4 million decreased 18 percent from $34.4 million for the three months ended November 30, 2015.  The decrease in gross profit was primarily due to lower irrigation sales and a decline in gross margin to 25.7 percent for the three months ended November 30, 2016 from 28.3 percent for the three months ended November 30, 2015.  Improved gross margin in the infrastructure segment was more than offset by lower gross margin in the irrigation segment.  Irrigation margin decreased over three percentage points compared to the prior year due to lower overhead cost absorption from lower unit volume, increased product warranty costs due to a specific component field-fix, and changes in the international regional mix of sales.  Infrastructure margin improved almost two percentage points as the result of improved cost absorption in Road Zipper® system production and volume leverage from road safety product sales.

Operating Expenses

Operating expenses of $25.6 million for the three months ended November 30, 2016 increased by $3.0 million over operating expenses in the three months ended November 30, 2015.  Operating expenses in the first quarter of the prior year were lowered by the reversal of a $1.2 million bad debt reserve related to the collection of a previously reserved account.  Increased operating expenses in the first quarter of the current year resulted primarily from higher new product development and testing costs, some specific project-related legal and outside consulting service fees, and higher personnel-related costs.  Operating expenses were 23.2 percent of sales for the three months ended November 30, 2016 compared to 18.6 percent of sales for the three months ended November 30, 2015.

Income Taxes

The Company recorded income tax expense of $0.5 million and $3.5 million for the three months ended November 30, 2016 and November 30, 2015, respectively.  The effective income tax rate was 34.6 percent and 33.2 percent for the three months ended November 30, 2016 and November 30, 2015, respectively.  The increase in the effective income tax rate from November 2015 to November 2016 primarily relates to the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $103.1 million at November 30, 2016 compared with $129.3 million at November 30, 2015 and $101.2 million at August 31, 2016.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $38.8 million, $30.8 million and $34.6 million as of November 30, 2016,  November 30, 2015 and August 31, 2016, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested in those subsidiaries and would need to accrue and pay taxes if such earnings were repatriated to the United States.  Accordingly, the Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $190.3 million at November 30, 2016, as compared with $208.8 million at November 30, 2015 and $188.9 million at August 31, 2016. Cash provided by operations totaled $8.1 million during the three months ended November 30, 2016, a decrease of $0.4 million compared to cash provided by operations of $8.5 million during the three months ended November 30, 2015.  This decrease was primarily due to the decrease in net earnings as well as changes in working capital.

Cash flows used in investing activities totaled $1.4 million during the three months ended November 30, 2016 compared to $4.2 million used in investing activities during the three months ended November 30, 2015.  The decrease is primarily attributable to a decrease in capital spending.  Capital spending was  $1.4 million in the first three months of fiscal 2017 compared to capital spending of $4.7 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $3.8 million during the three months ended November 30, 2016 compared to cash flows used in financing activities of $13.1 million during the same prior year period.  The decrease in cash used in financing activities was primarily due to a $9.2 million reduction in the repurchase of common shares for fiscal 2017 compared to the prior fiscal year.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s announced capital allocation plan in January 2014, the priorities for uses of cash include:

-  19  -

•	Investment in organic growth including capital expenditures and expansion of international markets,
•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,
•	Synergistic water-related acquisitions that provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2017 are estimated to be between $14.0 million and $17.0 million largely focused on manufacturing capacity expansion and productivity improvements.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2017, the Company paid a quarterly cash dividend of $0.29 per common share, or a total of $3.1 million, to stockholders as compared to $0.28 per common share or $3.1 million in the first quarter of fiscal 2016.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016.  On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no share repurchases for the three months ended November 30, 2016.  During the three months ended November 30, 2015, the Company repurchased 136,263 shares of common stock for an aggregate purchase price of $9.2 million.  The remaining amount available under the repurchase program was $63.7 million as of November 30, 2016.

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

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Revolving Credit Facility replaced a previous revolving credit facility from Wells Fargo originally entered into on January 24, 2008 and last amended on January 22, 2014.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2016 and November 30, 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At November 30, 2016, the Company had the ability to borrow up to $43.8 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $6.2 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.52 percent at November 30, 2016), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.  Unpaid principal and interest on the Revolving Credit Facility is due by February 18, 2018.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At November 30, 2016,  November 30, 2015 and August 31, 2016, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.1 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (2.28 percent as of November 30, 2016).  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

-  20  -

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2016.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM  5 – Other Information

None.

-  21  -

ITEM 6 – Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2017 Plan Year.†**
10.2*	Lindsay Corporation Policy on Payment of Director Fees and Expenses.†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

___________________________________

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

** Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Securities and Exchange Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

-  22  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of December 2016.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

-  23  -