Form 10-Q
period 2017-02-28
LINDSAY CORP
filed 2017-03-31
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10‑Q

___________________________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

__________________________________________________________

Lindsay Corporation

(Exact name of registrant as specified in its charter)

___________________________________________________________

Delaware	47‑0554096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 N. 111th Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

402‑829-6800

(Registrant's telephone number, including area code)

________________________________________________

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

As of March 27, 2017,  10,662,997 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

-  2  -

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ and shares in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$124,125	$120,573	$234,515	$242,195
Cost of operating revenues	91,184	88,128	173,200	175,336
Gross profit	32,941	32,445	61,315	66,859

Operating expenses:
Selling expense	10,132	10,363	20,114	20,355
General and administrative expense	10,230	23,028	21,585	32,043
Engineering and research expense	4,057	3,748	8,359	7,407
Total operating expenses	24,419	37,139	50,058	59,805

Operating income (loss)	8,522	(4,694)	11,257	7,054

Other income (expense):
Interest expense	(1,201)	(1,201)	(2,410)	(2,397)
Interest income	171	229	336	393
Other income (expense), net	144	(527)	(212)	(847)

Earnings (loss) before income taxes	7,636	(6,193)	8,971	4,203

Income tax expense (benefit)	2,624	(2,064)	3,086	1,388

Net earnings (loss)	$5,012	$(4,129)	$5,885	$2,815

Earnings (loss) per share:
Basic	$0.47	$(0.37)	$0.55	$0.25
Diluted	$0.47	$(0.37)	$0.55	$0.25

Shares used in computing earnings (loss) per share:
Basic	10,657	11,024	10,647	11,142
Diluted	10,674	11,024	10,670	11,163

Cash dividends declared per share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to condensed consolidated financial statements.

-  3  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2017	2016	2017	2016
Net earnings (loss)	$5,012	$(4,129)	$5,885	$2,815
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	38	33	75	38
Unrealized loss on cash flow hedges, net of tax	—	(76)	—	(76)
Foreign currency translation adjustment, net of hedging activities and tax	1,947	(507)	513	(2,073)
Total other comprehensive income (loss), net of tax expense (benefit) of $87, ($253), $653, and $391, respectively	1,985	(550)	588	(2,111)
Total comprehensive income (loss)	$6,997	$(4,679)	$6,473	$704

See accompanying notes to condensed consolidated financial statements.

-  4  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	February 29,	August 31,
($ and shares in thousands, except par values)	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$102,825	$89,522	$101,246
Restricted cash	—	2,028	2,030
Receivables, net of allowance of $7,473, $7,987, and $8,312, respectively	78,828	79,225	80,610
Inventories, net	82,847	82,078	74,750
Prepaid expenses	5,208	4,418	3,671
Other current assets	15,968	12,802	14,468
Total current assets	285,676	270,073	276,775

Property, plant, and equipment:
Cost	185,714	181,477	182,696
Less accumulated depreciation	(110,082)	(102,561)	(105,069)
Property, plant, and equipment, net	75,632	78,916	77,627

Intangibles, net	44,890	49,475	47,200
Goodwill	76,577	76,628	76,803
Deferred income tax assets	3,094	3,108	4,225
Other noncurrent assets	4,747	5,070	4,885
Total assets	$490,616	$483,270	$487,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,254	$36,371	$32,268
Current portion of long-term debt	199	195	197
Other current liabilities	46,350	47,971	55,395
Total current liabilities	90,803	84,537	87,860

Pension benefits liabilities	6,708	6,431	6,869
Long-term debt	116,876	117,075	116,976
Deferred income tax liabilities	1,678	1,020	1,223
Other noncurrent liabilities	20,995	22,588	23,020
Total liabilities	237,060	231,651	235,948

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares;
18,746, 18,713, and 18,713 shares issued, respectively	18,746	18,713	18,713
Capital in excess of stated value	59,002	55,908	57,338
Retained earnings	466,630	455,535	466,926
Less treasury stock - at cost, 8,083, 7,864, and 8,083 shares, respectively	(277,238)	(261,118)	(277,238)
Accumulated other comprehensive loss, net	(13,584)	(17,419)	(14,172)
Total shareholders' equity	253,556	251,619	251,567
Total liabilities and shareholders' equity	$490,616	$483,270	$487,515

See accompanying notes to condensed consolidated financial statements.

-  5  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 28,	February 29,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,885	$2,815
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,120	8,536
Provision for uncollectible accounts receivable	(609)	(1,103)
Deferred income taxes	1,707	(4,163)
Share-based compensation expense	1,815	1,534
Other, net	(594)	1,828
Changes in assets and liabilities:
Receivables	2,710	(5,220)
Inventories	(7,368)	(8,094)
Other current assets	3,375	(1,779)
Accounts payable	11,926	(2,247)
Other current liabilities	(8,135)	(5,273)
Current income taxes payable	(5,987)	(3,641)
Other noncurrent assets and liabilities	(2,123)	11,833
Net cash provided by (used in) operating activities	10,722	(4,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,194)	(7,392)
Proceeds from settlement of net investment hedges	2,054	2,317
Payments for settlement of net investment hedges	(482)	(512)
Other investing activities, net	136	1,073
Net cash used in investing activities	(2,486)	(4,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	647	113
Common stock withheld for payroll tax withholdings	(635)	(712)
Principal payments on long-term debt	(98)	(96)
Repurchase of common shares	—	(32,215)
Dividends paid	(6,181)	(6,183)
Net cash used in financing activities	(6,267)	(39,093)

Effect of exchange rate changes on cash and cash equivalents	(390)	(990)
Net change in cash and cash equivalents	1,579	(49,571)
Cash and cash equivalents, beginning of period	101,246	139,093
Cash and cash equivalents, end of period	$102,825	$89,522

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$7,233	$11,637
Interest paid	$2,383	$2,352

See accompanying notes to condensed consolidated financial statements.

-  6  -

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all deferred tax assets will be classified as noncurrent.  The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company has early adopted this ASU during the first quarter of fiscal 2017 on a retrospective basis.  Accordingly, the Company reclassified current deferred tax assets and liabilities to non-current on its February 29, 2016 and August 31, 2016 condensed consolidated balance sheets, which increased net non-current deferred tax assets by $1.8 million and $3.3 million, respectively, and decreased non-current deferred tax liabilities by $12.2 million and $12.0 million, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard provides guidance for employee share-based compensation payments, including the income tax consequences, classification of awards as either equity or liabilities and the classification on the statement of cash flows.  The Company elected to early adopt this ASU as of the beginning of fiscal 2017.  For the first quarter of fiscal 2017, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the quarter. The result of the adoption of ASU 2016-09 was immaterial to the financial statements.   Additionally, as required by the new guidance, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement.  ASU 2016-09 also allows an entity to elect, as an accounting policy, either to estimate the number of forfeited awards or to account for forfeitures as they occur.  The Company has elected to account for forfeitures as they occur.  This change did not have a material impact on estimated expense.  The Company elected to present the cash flow

-  7  -

statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of  $0.1 million in fiscal 2016.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2017 and February 29, 2016:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ and shares in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net earnings (loss)	$5,012	$(4,129)	$5,885	$2,815

Denominator:
Weighted average shares outstanding	10,657	11,024	10,647	11,142
Diluted effect of stock awards	17	—	23	21
Weighted average shares outstanding assuming dilution	10,674	11,024	10,670	11,163

Basic net earnings (loss) per share	$0.47	$(0.37)	$0.55	$0.25
Diluted net earnings (loss) per share	$0.47	$(0.37)	$0.55	$0.25

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

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
(Units and options in thousands)	2017	2016	2017	2016
Restricted stock units	7	3	20	9
Stock options	119	86	133	75

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and six months ended February 28, 2017 and February 29, 2016.

The Company recorded income tax expense of $2.6 million and income tax benefit of $2.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively.  The Company recorded income tax expense of $3.1 million and $1.4 million for the six months ended February 28, 2017 and February 29, 2016, respectively.    The estimated annual effective income tax rate was 34.4 percent and 33.0 percent for the fiscal year-to-date periods ended February 28, 2017 and February 29, 2016, respectively. The increase in the estimated annual effective income tax rate from February 2016 to February 2017 primarily relates to the earnings mix among jurisdictions.

-  8  -

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2017,  February 29, 2016,  and August 31, 2016:

	February 28,	February 29,	August 31,
($ in thousands)	2017	2016	2016
Raw materials and supplies	$27,368	$24,663	$26,599
Work in process	7,570	8,714	5,742
Finished goods and purchased parts	53,587	53,217	47,805
Total inventory value before LIFO adjustment	88,525	86,594	80,146
Less adjustment to LIFO value	(5,678)	(4,516)	(5,396)
Inventories, net	$82,847	$82,078	$74,750

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

	February 28,	February 29,	August 31,
($ in thousands)	2017	2016	2016
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	2,075	2,270	2,173
Total debt	117,075	117,270	117,173
Less current portion	(199)	(195)	(197)
Total long-term debt	$116,876	$117,075	$116,976

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$199
2 years	203
3 years	207
4 years	211
5 years	215
Thereafter	116,040
$117,075

-  9  -

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

	Balance sheet	February 28,	February 29,	August 31,
($ in thousands)	location	2017	2016	2016
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$—	$40
Foreign currency forward contracts	Other current liabilities	(619)	(639)	(385)
Total derivatives designated as hedging instruments		$(619)	$(639)	$(345)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$14	$33
Foreign currency forward contracts	Other current liabilities	(249)	(187)	(210)
Total derivatives not designated as hedging instruments		$(249)	$(173)	$(177)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $6.3 million, $6.2 million, and $5.6 million at February 28, 2017, February 29, 2016, and August 31, 2016, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain or (loss) recognized in other comprehensive income is as follows:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2017	2016	2017	2016
Foreign currency forward contracts, net of tax (benefit) expense of $(47), $(240), $563, and $409	$(182)	$(314)	$736	$898

For the three months ended February 28, 2017 and February 29, 2016, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $1.0 million and $1.4 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the six months ended February 28, 2017 and February 29, 2016, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.9 million and $1.2 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statement of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2017 and February 29, 2016.

At February 28, 2017,  February 29, 2016, and August 31, 2016, the Company had outstanding Euro foreign currency forward contracts to sell 32.9 million Euro, 28.3 million Euro,  and 32.6 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2017, February 29, 2016, and August 31, 2016, the Company had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statement of operations.  At February 28, 2017,  February 29, 2016,  and August 31, 2016, the Company had $5.6 million, $10.3 million, and $8.2 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

-  10  -

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2017,  February 29, 2016,  and August 31, 2016, respectively. There were no transfers between any levels for the periods presented.

	February 28, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,825	$—	$—	$102,825
Derivative assets	—	—	—	—
Derivative liabilities	—	(868)	—	(868)

	February 29, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$89,522	$—	$—	$89,522
Derivative assets	—	14	—	14
Derivative liabilities	—	(826)	—	(826)

	August 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,246	$—	$—	$101,246
Derivative assets	—	73	—	73
Derivative liabilities	—	(595)	—	(595)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2017 or February 29, 2016.

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

The current estimated aggregate accrued cost of $18.7 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2018 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2017,  February 29, 2016, and August 31, 2016:

	February 28,	February 29,	August 31,
($ in thousands)	2017	2016	2016
Other current liabilities	$1,722	$1,296	$722
Other noncurrent liabilities	16,933	18,650	18,255
Total environmental remediation liabilities	$18,655	$19,946	$18,977

-  12  -

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	February 28,	February 29,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$7,572	$6,285
Liabilities accrued for warranties during the period	860	586
Warranty claims paid during the period	(1,420)	(725)
Changes in estimates	(74)	285
Product warranty accrual balance, end of period	$6,938	$6,431

	Six months ended
	February 28,	February 29,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$7,443	$7,271
Liabilities accrued for warranties during the period	1,861	1,944
Warranty claims paid during the period	(2,621)	(2,586)
Changes in estimates	255	(198)
Product warranty accrual balance, end of period	$6,938	$6,431

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.9 million and $0.6 million for the three months ended February 28, 2017 and February 29, 2016, respectively.  Share-based compensation expense was $1.8 million and $1.5 million for the six months ended February 28, 2017 and February 29, 2016, respectively.

During the second quarter of fiscal 2017, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $74.47 per share, which resulted in a total of 7,427 RSUs being granted.  These RSUs are scheduled to become fully vested on November 1, 2017 and were issued from the Company’s 2015 Long-Term Incentive Plan.

Note 12 – Other Current Liabilities

	February 28,	February 29,	August 31,
($ in thousands)	2017	2016	2016
Other current liabilities:
Compensation and benefits	$13,804	$12,940	$19,044
Warranties	6,938	6,431	7,443
Deferred revenues	4,873	6,601	7,594
Customer deposits	4,757	6,282	3,399
Dealer related liabilities	2,724	4,298	4,978
Tax related liabilities	2,964	2,774	4,200
Other	10,290	8,645	8,737
Total other current liabilities	$46,350	$47,971	$55,395

Note 13 – Share Repurchases

In accordance with its share repurchase program, during the three and six months ended February 29, 2016, the Company repurchased 332,949 shares and 469,212 shares, respectively, of common stock for an aggregate purchase price of $23.0 million and $32.2 million, respectively.  There were no share repurchases during the three and six months ended February 28, 2017.  The remaining amount available under the repurchase program was $63.7 million as of February 28, 2017.

-  13  -

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and six months ended February 28, 2017 and February 29, 2016.

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

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2017	2016	2017	2016
Operating revenues:
Irrigation	$106,209	$103,081	$196,061	$204,407
Infrastructure	17,916	17,492	38,454	37,788
Total operating revenues	$124,125	$120,573	$234,515	$242,195

Operating income:
Irrigation	$11,304	$11,081	$16,453	$23,773
Infrastructure	1,595	1,532	4,571	4,614
Segment operating income	12,899	12,613	21,024	28,387

Unallocated general and administrative expenses	(4,377)	(17,307)	(9,767)	(21,333)
Interest and other expense, net	(886)	(1,499)	(2,286)	(2,851)
Earnings (loss) before income taxes	$7,636	$(6,193)	$8,971	$4,203

Capital expenditures:
Irrigation	$1,796	$2,054	$2,746	$5,206
Infrastructure	664	633	1,104	2,186
Corporate	344	—	344	—
	$2,804	$2,687	$4,194	$7,392
Depreciation and amortization:
Irrigation	$2,880	$2,956	$5,703	$5,909
Infrastructure	1,110	1,177	2,219	2,378
Corporate	95	108	198	249
	$4,085	$4,241	$8,120	$8,536

-  14  -

	February 28,	February 29,	August 31,
($ in thousands)	2017	2016	2016
Total assets:
Irrigation	$343,067	$330,107	$332,294
Infrastructure	73,280	76,191	81,160
Corporate	74,269	76,972	74,061
	$490,616	$483,270	$487,515

-  15  -

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three and six months ended February 28, 2017.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2017 were $124.1 million compared to $120.6 million for the three months ended February 29, 2016.  Net earnings for the three months ended February 28, 2017 were $5.0 million, or $0.47 per diluted share, compared to a net loss  of  $4.1 million, or $0.37  per diluted share, for the three months ended February 29, 2016.  The prior year period included $13.0 million of environmental remediation expenses which, on an after tax basis, reduced net earnings by $8.5 million, or $0.78 per diluted share.

The increase in operating revenues compared to the prior year is attributable to both the irrigation and infrastructure segments, where irrigation segment sales increased 3 percent to $106.2 and infrastructure segment sales increased 2 percent to $17.9 million.  In the irrigation segment, the increase in revenue is due to increased demand in international markets, offset somewhat by lower demand in the domestic market.  The increase in infrastructure revenues resulted from higher sales volume in road safety products and Road Zipper® system sales and leasing, offset in part by lower activity in rail products.

-  16  -

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of February 2017, corn prices have increased approximately 6 percent and soybean prices have increased approximately 19 percent from February 2016.  Although there has been an increase in prices from the previous year, commodity prices continue to face downward pressure following record 2016 harvests in the U.S. and resulting high stocks.

•

Net farm income - As of February 2017, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2017 net farm income to be $62.3 billion, down 9 percent from the USDA’s estimated U.S. 2016 net farm income of $68.3 billion.  If the USDA’s estimate proves accurate,  net farm income in 2017 would be at its lowest level since 2009.

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
•

The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program (“EQIP”), which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

Current tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, are intended to encourage equipment purchases.   These incentives could benefit equipment sales in the future.

•	Various U.S. and global trade sanctions, as well as market fluctuations and political hostility, could negatively affect irrigation equipment sales to certain geographic markets around the world.

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  Annual biofuel production targets established by the U.S. Environmental Protection Agency in November 2016 project a 6 percent increase in ethanol production and a 5 percent increase in biodiesel production from 2016 to 2017.

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

As the Company continues to manage through a prolonged downturn in the agricultural cycle, there has not been a sufficient catalyst to improvement in the short term. While commodity prices have improved somewhat during the first half of fiscal 2017, net farm income in the U.S. is projected to be at the lowest level since 2009, leading to uncertainty among growers and resulting in continued downward pressure on irrigation equipment demand and pricing.  In the international markets, regional political and economic factors, currency conditions and local competition create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

-  17  -

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

In a global environment of constrained government spending, demand for the Company’s transportation safety products continues to be driven by population growth and the increased promulgation of safety standard regulations.  In the United States, the enactment of a $305 billion bill in December 2015 to fund highway, bridge and transit projects over the subsequent five years creates opportunities for market growth in each of the road safety product lines.  While the outlook for infrastructure products in international markets continues to be positive, global or economic slowdowns could negatively impact government spending and have a resultant negative impact on demand for the Company’s products in certain regions.  Domestically, the Federal Highway Administration has mandated a change to certification standards for road safety products to be phased in beginning in 2018.  However, individual states may mandate the adoption of these standards earlier.  This change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  Overall, the Company’s outlook for infrastructure continues to be positive, although somewhat mitigated by the possibilities of a global economic slowdown and increased regulatory requirements.

As of February 28, 2017, the Company had an order backlog of $62.3 million compared with $52.6 million at February 29, 2016 and $50.7 million at August 31, 2016.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

-  18  -

Results of Operations

For the Three Months ended February 28, 2017 compared to the Three Months ended February 29, 2016

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2017 and February 29, 2016.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
	February 28,	February 29,	Increase
($ in thousands)	2017	2016	(Decrease)
Consolidated
Operating revenues	$124,125	$120,573	3%
Gross profit	$32,941	$32,445	2%
Gross margin	26.5%	26.9%

Operating expenses (1)	$24,419	$37,139	(34%)
Operating income (loss)	$8,522	$(4,694)	282%
Operating margin	6.9%	(3.9%)

Other (expense), net	$(886)	$(1,499)	(41%)
Income tax expense (benefit)	$2,624	$(2,064)	227%
Effective income tax rate	34.4%	33.3%
Net earnings (loss)	$5,012	$(4,129)	221%

Irrigation Equipment Segment
Segment operating revenues	$106,209	$103,081	3%
Segment operating income (2)	$11,304	$11,081	2%
Segment operating margin (2)	10.6%	10.7%

Infrastructure Products Segment
Segment operating revenues	$17,916	$17,492	2%
Segment operating income (2)	$1,595	$1,532	4%
Segment operating margin (2)	8.9%	8.8%

(1) Includes $4.4 million and $17.3 million of unallocated general and administrative expenses for the three months ended February 28, 2017 and February 29, 2016, respectively.  Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million for the three months ended February 29, 2016.

(2) Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended February 28, 2017 increased 3 percent to $124.1 million from $120.6 million for the three months ended February 29, 2016, as irrigation revenues increased $3.1 million and infrastructure revenues increased $0.4 million.  The irrigation segment provided 86 percent of the Company’s revenue for the three months ended February 28, 2017 as compared to 85 percent for the three months ended February 29, 2016.

U.S. irrigation revenues for the three months ended February 28, 2017 of $61.5 million decreased $10.8 million, or 15 percent, from $72.3 million for the three months ended February 29, 2016.  Harsh winter weather conditions in the Northwest region contributed to lower irrigation equipment unit volume and lower revenue from other irrigation businesses, including pump systems and a Company-owned dealership.

International irrigation revenues for the three months ended February 28, 2017 of $44.7 million increased $14.0 million, or 46 percent, from $30.7 million for the three months ended February 29, 2016.  Changes in foreign currency translation rates compared to the same prior year period had a favorable impact on revenues of approximately 6 percent.  The increase was driven primarily by improved demand and project activity in South America, Africa, and the Commonwealth of Independent States (“CIS”) region.

Infrastructure segment revenues for the three months ended February 28, 2017 of $17.9 million increased $0.4 million, or 2 percent, from $17.5 million for the three months ended February 29, 2016.  The increase resulted from increased demand for road safety products and higher Road Zipper® system sales and lease revenue, partially offset by a decline in sales volume for rail products.

-  19  -

Gross Profit

Gross profit for the three months ended February 28, 2017 of $32.9 million increased 2 percent from $32.4 million for the three months ended February 29, 2016.  The increase in gross profit resulted from higher revenues, partially offset by a decline in gross margin to 26.5 percent for the three months ended February 28, 2017 from 26.9 percent for the three months ended February 29, 2016.  Improved gross margin in the infrastructure segment was more than offset by lower gross margin in the irrigation segment.  Irrigation margin decreased approximately 1 percentage point compared to the prior year due to a higher mix of international revenue which is at lower margin levels compared to domestic revenue.  Infrastructure margin improved approximately 4 percentage points as the result of improved cost absorption in Road Zipper® system production and volume leverage from road safety product sales.

Operating Expenses

Operating expenses of $24.4 million for the three months ended February 28, 2017 decreased by $12.7 million over operating expenses in the three months ended February 29, 2016.  Operating expenses in the prior year period were higher due to $13.0 million of environmental remediation expenses that did not repeat in the current year.  Operating expenses were 19.7 percent of sales for the three months ended February 28, 2017 compared to 30.8 percent of sales for the three months ended February 29, 2016.

Income Taxes

The Company recorded income tax expense of $2.6 million and income tax benefit of $2.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively.  The effective income tax rate was 34.4 percent and 33.3 percent for the three months ended February 28, 2017 and February 29, 2016, respectively.  The increase in the effective income tax rate from February 2016 to February 2017 reflects a change in the earnings mix among jurisdictions.

For the Six Months ended February 28, 2017 compared to the Six Months ended February 29, 2016

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 28, 2017 and February 29, 2016.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Six months ended		Percent
	February 28,	February 29,	Increase
($ in thousands)	2017	2016	(Decrease)
Consolidated
Operating revenues	$234,515	$242,195	(3%)
Gross profit	$61,315	$66,859	(8%)
Gross margin	26.1%	27.6%

Operating expenses (1)	$50,058	$59,805	(16%)
Operating income	$11,257	$7,054	60%
Operating margin	4.8%	2.9%

Other (expense), net	$(2,286)	$(2,851)	(20%)
Income tax expense	$3,086	$1,388	122%
Effective income tax rate	34.4%	33.0%
Net earnings	$5,885	$2,815	109%

Irrigation Equipment Segment
Segment operating revenues	$196,061	$204,407	(4%)
Segment operating income (2)	$16,453	$23,773	(31%)
Segment operating margin (2)	8.4%	11.6%

Infrastructure Products Segment
Segment operating revenues	$38,454	$37,788	2%
Segment operating income (2)	$4,571	$4,614	(1%)
Segment operating margin (2)	11.9%	12.2%

(1) Includes $9.8 million and $21.3 million of unallocated general and administrative expenses for the six months ended February 28, 2017 and February 29, 2016, respectively.  Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million for the six months ended February 29, 2016.

(2) Excludes unallocated general and administrative expenses.

-  20  -

Revenues

Operating revenues for the six months ended February 28, 2017 declined 3 percent to $234.5 million from $242.2 million for the six months ended February 29, 2016, as irrigation revenues decreased $8.3 million and infrastructure revenues increased by $0.6 million.  The irrigation segment provided 84 percent of the Company’s revenue for each of the six months ended February 28, 2017 and February 29, 2016.

U.S. irrigation revenues for the six months ended February 28, 2017 of $111.8 million decreased $19.7 million or 15 percent from $131.5 million for the six months ended February 29, 2016. The decrease in U.S. irrigation revenues is due to a decline in irrigation equipment unit volume and lower revenue from other irrigation components, including pump systems and a Company-owned dealership, compared to the prior year period.  Lower commodity prices and lower farm income affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the six months ended February 28, 2017 of $84.3 million increased $11.5 million or 16 percent from $72.8 million for the six months ended February 29, 2016.  Foreign currency translation as compared to the prior year had a favorable impact on revenues by approximately 4 percent.  Increased revenues were driven primarily by improved demand and project activity in South America, Africa, and the CIS region.

Infrastructure segment revenues for the six months ended February 28, 2017 of $38.4 million increased $0.6 million or 2 percent from $37.8 million for the six months ended February 29, 2016.  The increase resulted from increased demand for road safety products that was partially offset by lower activity in rail products compared with the prior year.

Gross Profit

Gross profit for the six months ended February 28, 2017 of $61.3 million decreased 8 percent from $66.9 million for the six months ended February 29, 2016.  The decrease in gross profit resulted from lower irrigation sales and a decline in gross margin to 26.1 percent for the six months ended February 28, 2017 from 27.6 percent for the six months ended February 29, 2016.  Improved gross margin in the infrastructure segment was more than offset by lower gross margin in the irrigation segment.  Irrigation gross margin decreased approximately 2 percentage points compared to the prior year primarily due to lower overhead cost absorption from lower domestic unit volume and a higher mix of revenue from international markets.  Infrastructure margin improved approximately 3 percentage points as the result of improved cost absorption in Road Zipper® system production and volume leverage from road safety product sales.

Operating Expenses

The Company’s operating expenses of $50.1 million for the six months ended February 28, 2017 decreased by $9.7 million over operating expenses for the six months ended February 29, 2016.  The reduction in operating expenses in the current year is due to $13.0 million of environmental remediation expenses in the prior year that did not repeat, offset in part by higher new product development and testing costs, legal, and outside consulting fees incurred in the current year.  Operating expenses were 21.3 percent of sales for the six months ended February 28, 2017 compared to 24.7 percent of sales for the six months ended February 29, 2016.

Income Taxes

The Company recorded income tax expense of $3.1 million and $1.4 million for the six months ended February 28, 2017 and February 29, 2016, respectively.  The effective income tax rate was 34.4 percent and 33.0 percent for the six months ended February 28, 2017 and February 29, 2016, respectively.  The increase in the effective income tax rate from February 2016 to February 2017 reflects a change in the earnings mix among jurisdictions.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $102.8 million at February 28, 2017 compared with $89.5 million at February 29, 2016 and $101.2 million at August 31, 2016.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $32.1 million, $24.0 million, and $34.6 million as of February 28, 2017,  February 29, 2016 and August 31, 2016, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested in those subsidiaries and would need to accrue and pay taxes if such earnings were repatriated to the United States.  Accordingly, the Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

-  21  -

Net working capital was $194.9 million at February 28, 2017, as compared with $185.5 million at February 29, 2016 and $188.9 million at August 31, 2016. Cash provided by operations totaled $10.7 million during the six months ended February 28, 2017, an increase of $15.7 million compared to cash used in operations of $5.0 million during the six months ended February 29, 2016.  This increase was primarily due to the increase in net earnings as well as the increase in working capital.

Cash flows used in investing activities totaled $2.5 million during the six months ended February 28, 2017 compared to $4.5 million used in investing activities during the six months ended February 29, 2016.  The decrease is primarily attributable to a decrease in capital spending.  Capital spending was  $4.2 million in the first six months of fiscal 2017 compared to capital spending of $7.4 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $6.3 million during the six months ended February 28, 2017 compared to cash flows used in financing activities of $39.1 million during the same prior year period.  The decrease in cash used in financing activities was primarily due to a $32.2 million reduction in the repurchase of common shares for fiscal 2017 compared to the prior fiscal year.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s capital allocation plan, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,
•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,
•	Synergistic water-related acquisitions that provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2017 are estimated to be between $10.0 million and $13.0 million largely focused on manufacturing capacity expansion and productivity improvements.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2017, the Company paid a quarterly cash dividend of $0.29 per common share, or $3.1 million, to stockholders as compared to $0.28 per common share, or $3.1 million, in the second quarter of fiscal 2016.  During fiscal 2017, the Company has paid total quarterly cash dividends of $0.58 per common share, or $6.2 million, to stockholders as compared to $0.56 per common share, or $6.2 million, during the same period of fiscal 2016.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016.  On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no share repurchases for the six months ended February 28, 2017.  During the three and six months ended February 29, 2016, the Company repurchased 332,949 shares and 469,212 shares, respectively, of common stock for an aggregate purchase price of $23.0 million and $32.2 million, respectively.  The remaining amount available under the repurchase program was $63.7 million as of February 28, 2017.

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

-  22  -

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extends the termination date of the agreement from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2017 and February 29, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At February 28, 2017, the Company had the ability to borrow up to $41.5 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $8.5 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.69 percent at February 28, 2017), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.  Unpaid principal and interest on the Revolving Credit Facility is due by February 28, 2020.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At February 28, 2017,  February 29, 2016,  and August 31, 2016, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.1 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every 5 years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of February 28, 2017).  This rate was reset on September 1, 2016 in accordance with the terms of the bonds, and will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2017.

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

-  23  -

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM  5 – Other Information

None.

-  24  -

ITEM 6 – Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1

First Amendment to Amended and Restated Revolving Credit Agreement, dated February 28, 2017, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 1, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

___________________________________

* Filed herein.

-  25  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2017.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

-  26  -