Form 10-Q
period 2017-05-31
LINDSAY CORP
filed 2017-06-30
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10‑Q

___________________________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐
Non‑accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 26, 2017, 10,689,648 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

-  2  -

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2017	2016	2017	2016
Operating revenues	$151,533	$141,319	$386,048	$383,514
Cost of operating revenues	105,627	99,511	278,827	274,847
Gross profit	45,906	41,808	107,221	108,667

Operating expenses:
Selling expense	10,451	10,606	30,565	30,961
General and administrative expense	13,693	11,882	35,278	43,925
Engineering and research expense	4,348	3,995	12,707	11,402
Total operating expenses	28,492	26,483	78,550	86,288

Operating income	17,414	15,325	28,671	22,379

Other income (expense):
Interest expense	(1,156)	(1,179)	(3,566)	(3,576)
Interest income	545	127	881	520
Other expense, net	(606)	(208)	(818)	(1,055)

Earnings before income taxes	16,197	14,065	25,168	18,268

Income tax expense	5,245	4,421	8,331	5,809

Net earnings	$10,952	$9,644	$16,837	$12,459

Earnings per share:
Basic	$1.03	$0.90	$1.58	$1.13
Diluted	$1.02	$0.90	$1.58	$1.13

Shares used in computing earnings per share:
Basic	10,677	10,709	10,657	10,997
Diluted	10,705	10,732	10,682	11,019

Cash dividends declared per share	$0.29	$0.28	$0.87	$0.84

See accompanying notes to condensed consolidated financial statements.

-  3  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2017	2016	2017	2016
Net earnings	$10,952	$9,644	$16,837	$12,459
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	38	33	113	71
Unrealized loss on cash flow hedges, net of tax	—	76	—	—
Foreign currency translation adjustment, net of hedging activities and tax	(476)	1,804	37	(269)
Total other comprehensive (loss) income, net of tax (benefit) expense of ($722), ($138), ($69), and $253, respectively	(438)	1,913	150	(198)
Total comprehensive income	$10,514	$11,557	$16,987	$12,261

See accompanying notes to condensed consolidated financial statements.

-  4  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	May 31,	August 31,
($ and shares in thousands, except par values)	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$113,212	$91,498	$101,246
Restricted cash	—	2,029	2,030
Receivables, net of allowance of $7,524, $7,979, and $8,312, respectively	86,772	81,915	80,610
Inventories, net	88,601	82,845	74,750
Prepaid expenses	4,944	4,068	3,671
Other current assets	11,877	14,373	14,468
Total current assets	305,406	276,728	276,775

Property, plant, and equipment:
Cost	187,890	184,740	182,696
Less accumulated depreciation	(113,481)	(105,580)	(105,069)
Property, plant, and equipment, net	74,409	79,160	77,627

Intangibles, net	43,874	48,367	47,200
Goodwill	76,843	76,778	76,803
Deferred income tax assets	6,027	3,473	4,225
Other noncurrent assets	4,728	5,054	4,885
Total assets	$511,287	$489,560	$487,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,256	$40,805	$32,268
Current portion of long-term debt	200	196	197
Other current liabilities	62,501	55,651	55,395
Total current liabilities	102,957	96,652	87,860

Pension benefits liabilities	6,628	6,362	6,869
Long-term debt	116,826	117,025	116,976
Deferred income tax liabilities	1,111	1,278	1,223
Other noncurrent liabilities	20,060	23,307	23,020
Total liabilities	247,582	244,624	235,948

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares;
18,773, 18,713, and 18,713 shares issued, respectively	18,773	18,713	18,713
Capital in excess of stated value	61,709	56,766	57,338
Retained earnings	474,483	462,201	466,926
Less treasury stock - at cost, 8,083, 8,083, and 8,083 shares, respectively	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(14,022)	(15,506)	(14,172)
Total shareholders' equity	263,705	244,936	251,567
Total liabilities and shareholders' equity	$511,287	$489,560	$487,515

See accompanying notes to condensed consolidated financial statements.

-  5  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 31,	May 31,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,837	$12,459
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,337	12,771
Provision for uncollectible accounts receivable	(408)	(1,161)
Deferred income taxes	(1,383)	(4,737)
Share-based compensation expense	2,798	2,440
Other, net	226	755
Changes in assets and liabilities:
Receivables	(5,737)	(6,704)
Inventories	(13,217)	(7,732)
Prepaid expenses and other current assets	3,255	(1,425)
Accounts payable	8,182	1,452
Other current liabilities	4,734	(205)
Other noncurrent assets and liabilities	(3,158)	12,389
Net cash provided by operating activities	24,466	20,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,219)	(10,073)
Proceeds from settlement of net investment hedges	2,054	2,317
Payments for settlement of net investment hedges	(948)	(2,719)
Other investing activities, net	137	1,118
Net cash used in investing activities	(4,976)	(9,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,455	113
Common stock withheld for payroll tax withholdings	(635)	(712)
Principal payments on long-term debt	(147)	(144)
Repurchase of common shares	—	(48,335)
Dividends paid	(9,280)	(9,161)
Net cash used in financing activities	(7,607)	(58,239)

Effect of exchange rate changes on cash and cash equivalents	83	(301)
Net change in cash and cash equivalents	11,966	(47,595)
Cash and cash equivalents, beginning of period	101,246	139,093
Cash and cash equivalents, end of period	$113,212	$91,498

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,772	$13,608
Interest paid	$2,423	$2,413

See accompanying notes to condensed consolidated financial statements.

-  6  -

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

The Company is currently in the assessment phase, reviewing a representative sample of contracts, holding discussions with key stakeholders, and cataloging potential impacts on the Company’s operations, accounting policies, internal control over financial reporting, and financial statements. The Company has identified that the key changes in the ASU that could potentially impact the Company’s revenue recognition relates to the allocation of contract revenues between various products and services, the timing of when those revenues are recognized, and the deferral of incremental costs to obtain a contract. The Company is continuing to evaluate the impact of the ASU on the consolidated statements of earnings, financial position, and financial statement disclosures, as well as the adoption method.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all deferred tax assets will be classified as noncurrent.  The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company has early adopted this ASU during the first quarter of fiscal 2017 on a retrospective basis.  Accordingly, the Company reclassified current deferred tax assets and liabilities to non-current on its May 31, 2016 and August 31, 2016 condensed consolidated balance sheets, which increased net non-current deferred tax assets by $2.4 million and $3.3 million, respectively, and decreased non-current deferred tax liabilities by $12.1 million and $12.0 million, respectively.

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

-  7  -

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

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2017 and May 31, 2016:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ and shares in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net earnings	$10,952	$9,644	$16,837	$12,459

Denominator:
Weighted average shares outstanding	10,677	10,709	10,657	10,997
Diluted effect of stock awards	28	23	25	22
Weighted average shares outstanding assuming dilution	10,705	10,732	10,682	11,019

Basic net earnings per share	$1.03	$0.90	$1.58	$1.13
Diluted net earnings per share	$1.02	$0.90	$1.58	$1.13

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(Units and options in thousands)	2017	2016	2017	2016
Restricted stock units	—	1	14	6
Stock options	101	104	123	84

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three and nine months ended May 31, 2017 and May 31, 2016.

The Company recorded income tax expense of $5.2 million and $4.4 million for the three months ended May 31, 2017 and May 31, 2016, respectively.  The Company recorded income tax expense of $8.3 million and $5.8 million for the nine months ended May 31, 2017 and May 31, 2016, respectively.    The estimated annual effective income tax rate was 33.1 percent and 31.8 percent for the fiscal year-to-date periods ended May 31, 2017 and May 31, 2016, respectively. The increase in the estimated annual effective income tax rate from May 2016 to May 2017 primarily relates to the change in earnings mix among domestic and foreign tax jurisdictions.

-  8  -

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2017,  May 31, 2016, and August 31, 2016:

	May 31,	May 31,	August 31,
($ in thousands)	2017	2016	2016
Raw materials and supplies	$32,960	$25,903	$26,599
Work in process	7,849	7,730	5,742
Finished goods and purchased parts	53,469	53,731	47,805
Total inventory value before LIFO adjustment	94,278	87,364	80,146
Less adjustment to LIFO value	(5,677)	(4,519)	(5,396)
Inventories, net	$88,601	$82,845	$74,750

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

	May 31,	May 31,	August 31,
($ in thousands)	2017	2016	2016
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	2,026	2,221	2,173
Total debt	117,026	117,221	117,173
Less current portion	(200)	(196)	(197)
Total long-term debt	$116,826	$117,025	$116,976

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$200
2 years	204
3 years	208
4 years	212
5 years	216
Thereafter	115,986
$117,026

-  9  -

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

	Balance sheet	May 31,	May 31,	August 31,
($ in thousands)	location	2017	2016	2016
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$858	$40
Foreign currency forward contracts	Other current liabilities	(2,109)	(136)	(385)
Total derivatives designated as hedging instruments		$(2,109)	$722	$(345)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$71	$16	$33
Foreign currency forward contracts	Other current liabilities	(3)	(50)	(210)
Total derivatives not designated as hedging instruments		$68	$(34)	$(177)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $5.1 million, $5.9 million, and $5.6 million at May 31, 2017, May 31, 2016, and August 31, 2016, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain or (loss) recognized in other comprehensive income is as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2017	2016	2017	2016
Foreign currency forward contracts, net of tax (benefit) expense of ($744), ($260), ($181), and $149	$(1,213)	$(448)	$(477)	$450

For the three months ended May 31, 2017 and May 31, 2016, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.3 million and $1.4 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the nine months ended May 31, 2017 and May 31, 2016, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.6 million and an after-tax net loss of $0.2 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2017 and May 31, 2016.

At May 31, 2017,  May 31, 2016, and August 31, 2016,  the Company had outstanding foreign currency forward contracts to sell 32.9 million Euro, 28.5 million Euro,  and 32.6 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2017,  May 31, 2016, and August 31, 2016, the Company had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At May 31, 2017,  May 31, 2016,  and August 31, 2016, the Company had $3.1 million, $8.4 million, and $8.2 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

-  10  -

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2017,  May 31, 2016, and August 31, 2016, respectively. There were no transfers between any levels for the periods presented.

	May 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,212	$—	$—	$113,212
Derivative assets	—	71	—	71
Derivative liabilities	—	(2,112)	—	(2,112)

	May 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,498	$—	$—	$91,498
Derivative assets	—	874	—	874
Derivative liabilities	—	(186)	—	(186)

	August 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,246	$—	$—	$101,246
Derivative assets	—	73	—	73
Derivative liabilities	—	(595)	—	(595)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2017 or May 31, 2016.

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

The Company began soil and groundwater testing in preparation for developing this feasibility study during the first quarter of fiscal 2016. During the second quarter of fiscal 2016, the Company completed its testing which clarified the extent of contamination, including the identification of a source of contamination near the manufacturing building that was not part of the area for which reserves were previously established.  The Company, with the assistance of third-party environmental experts, developed and evaluated remediation alternatives, a proposed remediation plan, and estimated costs.  Based on these estimates of future remediation and operating costs, the Company accrued an additional $13.0 million in the second quarter of fiscal 2016 and included the related expenses in general and administrative expenses in the condensed consolidated statements of earnings.

The current estimated aggregate accrued cost of $18.3 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2018 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2017,  May 31, 2016, and August 31, 2016:

	May 31,	May 31,	August 31,
($ in thousands)	2017	2016	2016
Other current liabilities	$2,134	$980	$722
Other noncurrent liabilities	16,161	18,571	18,255
Total environmental remediation liabilities	$18,295	$19,551	$18,977

-  12  -

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	May 31,	May 31,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$6,938	$6,431
Liabilities accrued for warranties during the period	2,364	1,372
Warranty claims paid during the period	(1,893)	(1,267)
Changes in estimates	186	(78)
Product warranty accrual balance, end of period	$7,595	$6,458

	Nine months ended
	May 31,	May 31,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$7,443	$7,271
Liabilities accrued for warranties during the period	4,225	3,676
Warranty claims paid during the period	(4,514)	(3,853)
Changes in estimates	441	(636)
Product warranty accrual balance, end of period	$7,595	$6,458

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares, and performance stock units to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $0.9 million for the three months ended May 31, 2017 and May 31, 2016, respectively.  Share-based compensation expense was $2.8 million and $2.4 million for the nine months ended May 31, 2017 and May 31, 2016, respectively.

Note 12 – Other Current Liabilities

	May 31,	May 31,	August 31,
($ in thousands)	2017	2016	2016
Other current liabilities:
Compensation and benefits	$18,832	$17,468	$19,044
Deferred revenues	8,854	6,876	7,594
Warranties	7,595	6,458	7,443
Customer deposits	5,392	5,497	3,399
Tax related liabilities	5,112	5,286	4,200
Dealer related liabilities	3,330	4,656	4,978
Accrued environmental liabilities	2,134	980	722
Other	11,252	8,430	8,015
Total other current liabilities	$62,501	$55,651	$55,395

Note 13 – Share Repurchases

In accordance with its share repurchase program, during the three and nine months ended May 31, 2016, the Company repurchased 219,578 shares and 688,790 shares, respectively, of common stock for an aggregate purchase price of $16.1 million and $48.3 million, respectively.  There were no share repurchases during the three and nine months ended May 31, 2017.  The remaining amount available under the repurchase program was $63.7 million as of May 31, 2017.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income,

-  13  -

interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2017 and May 31, 2016.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems as well as various water pumping stations, controls, filtration solutions and machine-to-machine technology.  The irrigation reporting segment consists of three operating segments that have similar economic characteristics and meet the aggregation criteria, including similar products, production processes, type or class of customer and methods for distribution.

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
($ in thousands)	2017	2016	2017	2016
Operating revenues:
Irrigation	$120,040	$117,325	$316,102	$321,733
Infrastructure	31,493	23,994	69,946	61,781
Total operating revenues	$151,533	$141,319	$386,048	$383,514

Operating income:
Irrigation	$16,508	$16,560	$32,961	$40,333
Infrastructure	8,016	4,654	12,588	9,268
Segment operating income	24,524	21,214	45,549	49,601

Unallocated general and administrative expenses	(7,110)	(5,889)	(16,878)	(27,222)
Interest and other expense, net	(1,217)	(1,260)	(3,503)	(4,111)
Earnings before income taxes	$16,197	$14,065	$25,168	$18,268

Capital expenditures:
Irrigation	$1,625	$2,108	$4,371	$7,314
Infrastructure	131	524	1,235	2,710
Corporate	269	49	613	49
	$2,025	$2,681	$6,219	$10,073
Depreciation and amortization:
Irrigation	$3,011	$2,981	$8,714	$8,890
Infrastructure	1,111	1,158	3,330	3,536
Corporate	95	96	293	345
	$4,217	$4,235	$12,337	$12,771

	May 31,	May 31,	August 31,
($ in thousands)	2017	2016	2016
Total assets:
Irrigation	$343,722	$336,376	$332,294
Infrastructure	84,327	79,025	81,160
Corporate	83,238	74,159	74,061
	$511,287	$489,560	$487,515

-  14  -

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2016.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three and nine months ended May 31, 2017.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2017 were $151.5 million compared to $141.3 million for the three months ended May 31, 2016.  The increase in operating revenues compared to the third quarter of the prior year is attributable to both the irrigation and infrastructure segments, where irrigation segment sales increased 2 percent to $120.0 million and infrastructure segment sales increased 31 percent to $31.5 million.    Net earnings for the three months ended May 31, 2017 were $11.0 million, or $1.02 per diluted share, compared to net earnings  of  $9.6 million, or $0.90  per diluted share, for the three months ended May 31, 2016.

Operating revenues for the nine months ended May 31, 2017 were $386.0 million compared to $383.5 million for the nine months ended May 31, 2016.  The increase in operating revenues compared to the first nine months of the prior year is attributable to a decrease in irrigation segment sales of 2 percent to $316.1 million, more than offset by an increase in infrastructure sales of 13 percent to $69.9 million.  Net earnings for the nine months ended May 31, 2017 were $16.8 million, or $1.58 per diluted share, compared to net earnings of $12.5 million, or $1.13 per diluted share, for the nine months ended May 31, 2016.

-  15  -

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of May 2017, corn prices have increased approximately 17 percent and soybean prices have decreased approximately 4 percent from August 2016.  Commodity prices, in general, continue to be constrained from rising following record 2016 harvests in the U.S. and resulting high stocks.

•

Net farm income - As of May 2017, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2017 net farm income to be $62.3 billion, down 9 percent from the USDA’s estimated U.S. 2016 net farm income of $68.3 billion.  If the USDA’s estimate proves accurate,  net farm income in 2017 would be at its lowest level since 2009.

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

As the Company continues to manage through a prolonged downturn in the agricultural cycle, there has not been a sufficient catalyst to improvement in the short term. While corn prices have improved somewhat during the first nine months of fiscal 2017, they are still below the levels that prevailed in May of 2016.  Net farm income in the U.S. is projected to be at the lowest level since 2009, leading to uncertainty among growers and continuing to limit demand for investment in irrigation equipment.  In the international markets, regional political and economic factors, currency conditions and local competition create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

-  16  -

The Company remains confident in the long-term drivers for efficient agricultural irrigation and water use efficiency globally.  The Company has expanded global capacity with the opening of a factory in Turkey that began manufacturing operations in March 2015.  While the additional capacity from the plant in Turkey has created some fixed cost absorption challenges under current market conditions, the Company is confident in the incremental profit potential of global expansion plans and the long-term growth opportunities throughout the region, including in the European, Middle Eastern and African markets.

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

As of May 31, 2017, the Company had an order backlog of $70.1 million compared with $61.2 million at May 31, 2016 and $50.7 million at August 31, 2016.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

The global drivers for the Company’s markets of population growth, expanded food production, efficient water use and infrastructure expansion support the Company’s long-term growth goals.  The most significant opportunities for growth over the next several years are in international markets, where irrigation use is less developed and demand is driven primarily by food security, water scarcity and population growth.  In the United States, the focus on converting dryland acres to irrigated cropland while increasing the efficiency of water utilization is expected to have an impact on future irrigation equipment demand.

-  17  -

Results of Operations

For the Three Months ended May 31, 2017 compared to the Three Months ended May 31, 2016

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2017 and May 31, 2016.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
	May 31,	May 31,	Increase
($ in thousands)	2017	2016	(Decrease)
Consolidated
Operating revenues	$151,533	$141,319	7%
Gross profit	$45,906	$41,808	10%
Gross margin	30.3%	29.6%

Operating expenses (1)	$28,492	$26,483	8%
Operating income	$17,414	$15,325	14%
Operating margin	11.5%	10.8%

Other (expense), net	$(1,217)	$(1,260)	(3%)
Income tax expense	$5,245	$4,421	19%
Effective income tax rate	32.4%	31.4%
Net earnings	$10,952	$9,644	14%

Irrigation Equipment Segment
Segment operating revenues	$120,040	$117,325	2%
Segment operating income (2)	$16,508	$16,560	0%
Segment operating margin (2)	13.8%	14.1%

Infrastructure Products Segment
Segment operating revenues	$31,493	$23,994	31%
Segment operating income (2)	$8,016	$4,654	72%
Segment operating margin (2)	25.5%	19.4%

(1) Includes $7.1 million and $5.9 million of unallocated general and administrative expenses for the three months ended May 31, 2017 and May 31, 2016, respectively.
(2) Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended May 31, 2017 increased 7 percent to $151.5 million from $141.3 million for the three months ended May 31, 2016, as irrigation revenues increased $2.7 million and infrastructure revenues increased $7.5 million.  The irrigation segment provided 79 percent of the Company’s revenue for the three months ended May 31, 2017 as compared to 83 percent for the three months ended May 31, 2016.

U.S. irrigation revenues for the three months ended May 31, 2017 of $75.2 million increased $1.8 million, or 2 percent, from $73.4 million for the three months ended May 31, 2016.  Higher irrigation equipment revenue, resulting from higher average selling prices and a modest increase in irrigation equipment unit volume, was partially offset by lower revenue from other irrigation components, including filtration and pump systems.

International irrigation revenues for the three months ended May 31, 2017 of $44.8 million increased $0.9 million, or 2 percent, from $43.9 million for the three months ended May 31, 2016.  The continuation of a notable recovery in Brazil, increased project activity in developing markets, and a slightly favorable currency translation impact, were partially offset by lower revenues in other international markets.

Infrastructure segment revenues for the three months ended May 31, 2017 of $31.5 million increased $7.5 million, or 31 percent, from $24.0 million for the three months ended May 31, 2016.  The increase resulted from higher Road Zipper® system sales and lease revenue and higher sales of road safety products in international markets.  Sales of road safety products in the U.S. increased modestly compared to the same period last year.

-  18  -

Gross Profit

Gross profit for the three months ended May 31, 2017 of $45.9 million increased 10 percent from $41.8 million for the three months ended May 31, 2016.  The increase in gross profit resulted from higher revenues as well as an increase in gross margin to 30.3 percent for the three months ended May 31, 2017 from 29.6 percent for the three months ended May 31, 2016.  Improved gross margin in the infrastructure segment was partially offset by slightly lower gross margin in the irrigation segment.  Improved infrastructure margin resulted from higher Road Zipper system sales and lease revenue and volume leverage from higher road safety products sales.    International irrigation margin was lower due to a less-favorable regional sales mix compared to the prior year.  U.S. irrigation margin increased compared to the prior year as higher margin from technology products was partially offset by the impact of higher material costs.

Operating Expenses

Operating expenses of $28.5 million for the three months ended May 31, 2017 increased by $2.0 million over operating expenses in the three months ended May 31, 2016.  The increase resulted primarily from higher product development costs and professional fees.  Operating expenses were 18.8 percent of sales for the three months ended May 31, 2017 compared to 18.7 percent of sales for the three months ended May 31, 2016.

Income Taxes

The Company recorded income tax expense of $5.2 million and $4.4 million for the three months ended May 31, 2017 and May 31, 2016, respectively.  The effective income tax rate was 32.4 percent and 31.4 percent for the three months ended May 31, 2017 and May 31, 2016, respectively.  The increase in the effective income tax rate reflects anticipated changes in earnings mix among domestic and foreign tax jurisdictions for the full fiscal year.

For the Nine Months ended May 31, 2017 compared to the Nine Months ended May 31, 2016

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2017 and May 31, 2016.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Nine months ended		Percent
	May 31,	May 31,	Increase
($ in thousands)	2017	2016	(Decrease)
Consolidated
Operating revenues	$386,048	$383,514	1%
Gross profit	$107,221	$108,667	(1%)
Gross margin	27.8%	28.3%

Operating expenses (1)	$78,550	$86,288	(9%)
Operating income	$28,671	$22,379	28%
Operating margin	7.4%	5.8%

Other (expense), net	$(3,503)	$(4,111)	(15%)
Income tax expense	$8,331	$5,809	43%
Effective income tax rate	33.1%	31.8%
Net earnings	$16,837	$12,549	34%

Irrigation Equipment Segment
Segment operating revenues	$316,102	$321,733	(2%)
Segment operating income (2)	$32,961	$40,333	(18%)
Segment operating margin (2)	10.4%	12.5%

Infrastructure Products Segment
Segment operating revenues	$69,946	$61,781	13%
Segment operating income (2)	$12,588	$9,268	36%
Segment operating margin (2)	18.0%	15.0%

(1) Includes $16.9 million and $27.2 million of unallocated general and administrative expenses for the nine months ended May 31, 2017 and May 31, 2016, respectively.  Unallocated general and administrative expenses includes environmental remediation expenses of $13.0 million for the nine months ended May 31, 2016.

(2) Excludes unallocated general and administrative expenses.

-  19  -

Revenues

Operating revenues for the nine months ended May 31, 2017 increased 1 percent to $386.0 million from $383.5 million for the nine months ended May 31, 2016, as irrigation revenues decreased $5.6 million and infrastructure revenues increased by $8.1 million.  The irrigation segment provided 82 percent of the Company’s revenue for the nine months ended May 31, 2017 as compared to 84 percent for the nine months ended May 31, 2016.

U.S. irrigation revenues for the nine months ended May 31, 2017 of $187.0 million decreased $17.9 million or 9 percent from $204.9 million for the nine months ended May 31, 2016. The decrease in U.S. irrigation revenues is due to a decline in irrigation equipment unit volume and lower revenue from other irrigation components, including pump systems and a Company-owned dealership, compared to the prior year.  Lower commodity prices and lower farm income affected farmers’ sentiment regarding equipment purchases and contributed to lower demand for U.S. irrigation equipment.

International irrigation revenues for the nine months ended May 31, 2017 of $129.1 million increased $12.3 million or 11 percent from $116.8 million for the nine months ended May 31, 2016.  Foreign currency translation as compared to the prior year had a favorable impact on revenues of approximately 4 percent.  Increased revenues were driven primarily by improved demand and project activity in South America, Africa, and the CIS region, partially offset by declines in other regions.

Infrastructure segment revenues for the nine months ended May 31, 2017 of $69.9 million increased $8.1 million or 13 percent from $61.8 million for the nine months ended May 31, 2016.  The increase resulted from increased demand for road safety products and higher sales of movable traffic barrier product compared with the prior year.

Gross Profit

Gross profit for the nine months ended May 31, 2017 of $107.2 million decreased 1 percent from $108.7 million for the nine months ended May 31, 2016.  The decrease in gross profit resulted from lower irrigation sales and a decline in gross margin to 27.8 percent for the nine months ended May 31, 2017 from 28.3 percent for the nine months ended May 31, 2016.  Improved gross margin in the infrastructure segment was more than offset by lower gross margin in the irrigation segment.  Irrigation gross margin declined primarily due to lower overhead cost absorption from lower domestic unit volume and a higher mix of revenue from international markets.  Infrastructure margin improved as the result of higher Road Zipper system sales and volume leverage from higher road safety product sales.

Operating Expenses

The Company’s operating expenses of $78.6 million for the nine months ended May 31, 2017 decreased by $7.7 million over operating expenses for the nine months ended May 31, 2016.  The reduction in operating expenses in the current year is due to $13.0 million of environmental remediation expenses in the prior year that did not repeat, offset in part by higher product development and testing costs and professional fees compared to the current year.  Operating expenses were 20.3 percent of sales for the nine months ended May 31, 2017 compared to 22.5 percent of sales for the nine months ended May 31, 2016.

Income Taxes

The Company recorded income tax expense of $8.3 million and $5.8 million for the nine months ended May 31, 2017 and May 31, 2016, respectively.  The effective income tax rate was 33.1 percent and 31.8 percent for the nine months ended May 31, 2017 and May 31, 2016, respectively.  The increase in the effective income tax rate from May 2016 to May 2017 reflects anticipated changes in earnings mix among domestic and foreign tax jurisdictions for the full fiscal year.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $113.2 million at May 31, 2017 compared with $91.5 million at May 31, 2016 and $101.2 million at August 31, 2016.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $23.5 million, $27.0 million, and $34.6 million as of May 31, 2017,  May 31, 2016,  and August 31, 2016, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested in those subsidiaries and would need to accrue and pay taxes if such earnings were repatriated to the United States.  Accordingly, the Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

-  20  -

Net working capital was $202.4 million at May 31, 2017, as compared with $180.1 million at May 31, 2016 and $188.9 million at August 31, 2016. Cash provided by operations totaled $24.5 million during the nine months ended May 31, 2017, an increase of $4.2 million compared to cash provided by operations of $20.3 million during the nine months ended May 31, 2016.  This increase was primarily due to the increase in net earnings.

Cash flows used in investing activities totaled $5.0 million during the nine months ended May 31, 2017 compared to $9.4 million used in investing activities during the nine months ended May 31, 2016.  The decrease is primarily attributable to a decrease in capital spending.  Capital spending was  $6.2 million in the first nine months of fiscal 2017 compared to capital spending of $10.1 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $7.6 million during the nine months ended May 31, 2017 compared to cash flows used in financing activities of $58.2 million during the nine months ended May 31, 2016.  The decrease in cash used in financing activities was primarily due to a $48.3 million reduction in the repurchase of common shares for fiscal 2017 compared to the prior fiscal year.

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

Capital Expenditures

Capital expenditures for fiscal 2017 are estimated to be between $8.0 million and $10.0 million, largely focused on equipment maintenance and replacement, and productivity improvement.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2017, the Company paid a quarterly cash dividend of $0.29 per common share, or $3.1 million, to stockholders as compared to $0.28 per common share, or $3.0 million, in the third quarter of fiscal 2016.  During fiscal 2017, the Company has paid total quarterly cash dividends of $0.87 per common share, or $9.3 million, to stockholders as compared to $0.84 per common share, or $9.2 million, during the same period of fiscal 2016.

Share Repurchases

On January 3, 2014, the Company announced that its Board of Directors authorized the Company to repurchase up to $150.0 million of common stock through January 2, 2016.  On July 22, 2015, the Company announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no share repurchases for the nine months ended May 31, 2017.  During the three and nine months ended May 31, 2016, the Company repurchased 219,578 shares and 688,790 shares, respectively, of common stock for an aggregate purchase price of $16.1 million and $48.3 million, respectively.  The remaining amount available under the repurchase program was $63.7 million as of May 31, 2017.

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

-  21  -

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extends the termination date of the agreement from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2017 and May 31, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At May 31, 2017, the Company had the ability to borrow up to $44.0 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $6.0 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.96 percent at May 31, 2017), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.  Unpaid principal and interest on the Revolving Credit Facility is due by February 28, 2020.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At May 31, 2017,  May 31, 2016,  and August 31, 2016, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys Corporation, a wholly owned subsidiary of the Company, has outstanding $2.0 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every 5 years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of May 31, 2017).  This rate was reset on September 1, 2016 in accordance with the terms of the bonds, and will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2017.

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

-  22  -

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM  5 – Other Information

None.

-  23  -

ITEM 6 – Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

___________________________________

* Filed herein.

-  24  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of June 2017.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

-  25  -