Form 10-K
period 2017-08-31
LINDSAY CORP
filed 2017-10-13
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

Lindsay Corporation

(Exact name of registrant as specified in its charter)

Delaware	47‑0554096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2222 North 111th Street, Omaha, Nebraska	68164
(Address of principal executive offices)	(Zip Code)

402‑829-6800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc. (Symbol LNN)

Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).     Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2017 was $ 825,259,673.

As of October 9, 2017, 10,697,035 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2018 annual stockholders' meeting to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products - The Company manufactures and markets its center pivot, lateral move irrigation systems, and irrigation controls in the U.S. and internationally under its Zimmatic® brand.  The Company also manufactures and markets hose reel travelers under the Perrot™ and Greenfield®  brands.  The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors, and remote monitoring and control systems which it sells under its GrowSmart® brand.  In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls.  The Company also designs and manufactures water pumping stations and controls for the agriculture, golf, landscape, and municipal markets under its Watertronics® brand and filtration solutions for groundwater, agriculture, industrial, and heat transfer markets, worldwide, under its LAKOS® brand.  Furthermore, the Company designs and manufactures innovative M2M communication technology solutions, data acquisition and management systems, and custom electronic equipment for critical applications under its Elecsys™ brand.

The Company’s irrigation systems are primarily of the standard center pivot type, with a small portion of its products consisting of the lateral move type.  Both are automatic move systems consisting of sprinklers mounted on a water carrying pipeline which is supported approximately 11 feet off the ground by a truss system suspended between moving towers.

A standard center pivot in the U.S. is typically seven spans and approximately 1,300 feet long and is designed to circle within a quarter‑section of land, which comprises 160 acres, wherein it irrigates approximately 125 to 130 acres.  A center pivot or lateral move system can also be custom designed and can irrigate from 25 to 600+ acres.

A center pivot system represents a significant investment to a farmer.  In a dry land conversion to center pivot irrigation, approximately one‑half of the investment is for the pivot itself, and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply, and a concrete pad upon which the pivot is anchored.  The Company’s center pivot and lateral move irrigation systems can be enhanced with a family of integrated proprietary products such as water pumping stations, GPS monitoring, and other automated controls.

The Company also manufactures and distributes hose reel travelers.  Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a smaller investment than a typical standard center pivot.

The Company also markets proprietary remote monitoring and automation technology that works on any brand of electronic pivot and drip irrigation systems and is sold on a subscription basis under the FieldNET® product name.  FieldNET® technology enables growers to remotely monitor and operate irrigation equipment, saving time, and reducing water and energy consumption.  The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, water usage, weather and soil conditions, and similar data.  The system can remotely control the irrigation system, altering the speed to vary water application amounts, and controlling pump station and diesel generator operation.  Data management and control is achieved using applications running on various personal computer or mobile devices connected to the internet.

Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers and solid set sprinklers.  The bulk of worldwide irrigation is accomplished by traditional flood irrigation.  Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source.  The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows.  It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded.  Disadvantages or limitations of flood irrigation include that it cannot be used to irrigate uneven, hilly, or rolling terrain, it can be wasteful or inefficient and coverage can become inconsistently applied.  In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level.  Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

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

Markets ‑ Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield.  The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets.  Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production and cost savings attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment.  Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world.  International sales accounted for approximately 42 percent and 38 percent of the Company’s total irrigation segment revenues in fiscal 2017 and 2016, respectively.  The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand serving the key South American, European, Chinese, African, Russian, Ukrainian, Middle East, Australian, and New Zealand markets.  The Company also exports irrigation equipment from the U.S. to international markets.

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

Competition – Four manufacturers control a substantial majority of the U.S. center pivot irrigation system industry.  The international irrigation market includes participation and competition by the leading U.S. manufacturers, as well as various regional manufacturers.  The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company.  The Company competes by continuously improving its products through ongoing research and development activities.  The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications, as well as through the acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs.    Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time.  On balance, the Company believes it competes favorably with respect to these factors.

INFRASTRUCTURE SEGMENT

Products  – The Company’s Quickchange® Moveable Barrier™ system, commonly known as the Road Zipper System®, is composed of three parts:  1) T-shaped concrete and steel barriers that are connected to form a continuous wall; 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement; and 3) the variable length barriers necessary for accommodating curves.  A barrier element is approximately 32 inches high, 12-24 inches wide, 3 feet long, and weighs 1,500 pounds.  The barrier elements are interconnected by heavy duty steel hinges to form a continuous barrier.  The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moving it laterally before setting it back on the roadway surface.

In permanent applications, the Road Zipper System®  increases capacity and reduces congestion by varying the number of directional traffic lanes to match the traffic demand, and promotes safety by maintaining the physical separation of opposing lanes of traffic.  Roadways with fixed medians have a set number of lanes in each direction and cannot be adjusted to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance.  Applications include high-volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding.  The Road Zipper System® is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels.  Road Zipper Systems® can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow, and safeguard work crews and motorists by positively separating the work area and traffic.  Examples of types of work completed with the help of a Road Zipper System® include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

The Company offers a variety of equipment lease options for Road Zipper Systems® and BTM™ equipment used in construction applications.  The leases extend for periods of one month or more for equipment already existing in the Company’s lease fleet.  Longer lease periods may be required for specialty equipment that must be built for specific projects.  Sales for a highway safety or road improvement project range from $2.0 to $20.0 million, making them significant capital investments.

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

Other Products – The Company’s Diversified Manufacturing, Rail and Tubing business manufactures and markets railroad signals and structures, and large diameter steel tubing, and provides outsourced manufacturing and production services for other companies.  The Company’s customer base includes large industrial companies and railroads.  Customers benefit from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing, and assembling hydraulic, electrical, and mechanical components.

Markets – The Company’s primary infrastructure market includes moveable concrete barriers, delineation systems, crash cushions, and similar protective equipment.  The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and development of technologies for relief of roadway congestion.  Much of the U.S. highway infrastructure market is driven by government (federal and state) spending programs.  For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program.  This program provides funding to improve the nation’s roadway system.  Matching funding from the various states may be required as a condition of federal funding.  In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety.  International sales accounted for approximately 45 percent and 37 percent of the Company’s total infrastructure segment revenues in fiscal 2017 and 2016, respectively.  The international market is very different from country to country.  The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program.  Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand.  The Company distributes infrastructure products in Europe, South America, the Middle East, and Asia.  The Company expects to continue expanding in international markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company.  The Company competes by continuously improving its products through ongoing research and development activities.  The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System®.  However, the Company’s barrier product does compete with traditional “safety-shaped” concrete barriers and other safety barriers.

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

PRESIDENT AND CHIEF EXECUTIVE OFFICER TRANSITION

As previously disclosed, the Board of Directors of the Company has appointed Timothy L. Hassinger as President and Chief Executive Officer and a member of the Board of Directors, effective October 16, 2017.  Mr. Hassinger will succeed Richard W. Parod, who is retiring from his positions as President, Chief Executive Officer and a member of the Board of Directors after 17 years of service to the Company.  From October 16, 2017 through his expected retirement date of December 1, 2017, Mr. Parod is expected to serve the Company in an advisory capacity as President Emeritus.

GENERAL

Certain information generally applicable to both of the Company’s reportable segments is set forth below.

The following table describes the Company’s total revenues for the past three fiscal years.  United States export revenue is included in International, based on the region of destination.

	For the years ended August 31,
($ in millions)	2017		2016		2015
		% of		% of		% of
	Revenues	total	Revenues	total	Revenues	total
United States	$297.3	57	$321.6	62	$350.3	63
International	220.7	43	194.9	38	209.9	37
Total revenues	$518.0	100	$516.4	100	$560.2	100

SEASONALITY

Irrigation equipment sales are seasonal by nature.  Farmers generally order systems to be delivered and installed before the growing season.  Shipments to customers located in Northern Hemisphere countries usually peak during the Company’s second and third fiscal quarters for the spring planting period.  Sales of infrastructure products are traditionally higher during prime road construction seasons and lower in the winter.  The primary construction season for Northern Hemisphere countries generally corresponds with the Company’s third and fourth fiscal quarters.

CUSTOMERS

The Company is not dependent upon a single customer or upon a limited number of customers for a material part of either segment’s business.  The loss of any one customer would not have a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

ORDER BACKLOG

As of August 31, 2017, the Company had an order backlog of $51.8 million compared with $50.7 million at August 31, 2016.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, therefore it is generally not a good indication of the next quarter’s revenues.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2017,  2016, and 2015 were $8.9 million, $11.5 million, and $15.2 million, respectively.  Capital expenditures for fiscal 2018 are estimated to be approximately $12.0 million to $15.0 million, including equipment replacement, manufacturing capacity expansion and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®,  Greenfield®,  GrowSmart®, Perrot™,  Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, FieldNET®, TAU®, Universal TAU-II®, TAU-II-R™,  TAU-B_NR™, X-Tension®, X-Lite® CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Watertronics®, LAKOS®, and other trademarks are registered or applied for in the major markets in which the Company sells its products.  In addition, the Company owns multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, and data compression and transmission.  Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate.  Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at  the fiscal years ended 2017,  2016, and 2015 was 1,410, 1,366, and 1,324, respectively.  None of the Company’s U.S. employees are represented by a union.  Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

The Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all such applicable laws and regulations, and that it holds all necessary permits in each jurisdiction in which its facilities are located.  Environmental and health and safety regulations are subject to change and interpretation.  In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures.  The Company, however, is not currently aware of any material expenditures required to comply with such regulations, other than information related to the environmental remediation activities described in Note 13, Commitments and Contingencies, to the Company’s consolidated financial statements.  The Company accrues for the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated.  Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party.  For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed.  Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies.  Approximately 23 percent and 19 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2017 and 2016, respectively.  To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions.    The Company’s irrigation revenues are cyclical and highly dependent upon the need for irrigated agricultural crop production which, in turn, depends upon many factors, including total worldwide crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, and regional climate conditions. As farm income decreases, farmers may postpone capital expenditures or seek less expensive irrigation alternatives.

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

Changing worldwide demand for food and different types of biofuel could have an effect on the price of agricultural commodities and consequently the demand for irrigation equipment.   Changing worldwide demand for farm outputs to meet the world’s growing food and biofuel demands, driven in part by government policies and an expanding global population, are likely to result in fluctuating agricultural commodity prices, which affect demand for irrigation equipment. The primary benefit of many of the Company’s irrigation products is to increase grain yields and the resulting revenue for farmers.  As grain prices decline, the breakeven point of incremental production is more difficult to achieve, reducing or eliminating the profit and return on investment from the purchase of the Company’s products.  As a result, changes in grain prices can significantly affect the Company’s sales levels.

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

The Company’s international sales are highly dependent on foreign market conditions and subject the Company to additional risk, restrictions, and compliance obligations.   International revenues are primarily generated from Australia, New Zealand, Canada, Europe, Mexico, the Middle East, Africa, China, Russia, Ukraine, and Central and South America.  In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war and similar incidents.  The collectability of receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions.  In addition, the Company’s international sales efforts must also comply with anti-corruption laws like the U.S. Foreign Corrupt Practices Act. These anti-corruption laws generally prohibit companies and their intermediaries (including, in the Company’s case, dealers and sales representatives) from making improper payments or providing anything of value to improperly influence government officials or certain private individuals for the purpose of obtaining or retaining a business advantage.  As part of the Company’s irrigation and infrastructure sales efforts, the Company promotes and sells products to governmental entities and state-owned or state-backed business enterprises, the employees and representatives of which may be considered government officials for purposes of the U.S. Foreign Corrupt Practices Act.  Further, some of the countries in which the Company does business lack fully developed legal systems and are perceived to have elevated levels of corruption.  Although the Company has compliance and training programs in place designed to reduce the likelihood of potential violations of such laws, violations of these laws or other compliance requirements could occur and result in criminal or civil sanctions and have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

The Company’s international sales and profit margins are subject to currency exchange risk.    Most of the Company’s international sales involve some level of export from the U.S., either of components or completed products.  Policies and geopolitical events affecting exchange rates could adversely affect the international flow of agricultural and other commodities, which can cause a corresponding downturn in the demand for agricultural equipment in many areas of the world.  Further, any strengthening of the U.S. dollar or any other currency of a country in which the Company manufactures its products (e.g. the Euro, Brazilian real, South African rand, Turkish lira and Chinese renminbi) and/or any weakening of local currencies can increase the cost of the Company’s products in its foreign markets.  Irrespective of any effect on the overall demand for agricultural equipment, the effect of these changes can make the Company’s products less competitive relative to local producing competitors and, in extreme cases, can result in the Company’s products not being cost-effective for customers.  As a result, the Company’s international sales and profit margins could decline.

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

In addition, the Company’s infrastructure products are required to meet certain standards as outlined by the various governments worldwide.  The Federal Highway Administration (“FHWA”) has begun to implement Manual for Assessing Safety Hardware (“MASH”) standards which update and supersede National Cooperative Highway Research Program (“NCHRP”) Report 350 standards for evaluating new road safety hardware devices.  In addition, state departments of transportation have the ability to require compliance with MASH standards prior to FHWA mandating such practices.  While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they will no longer be eligible for federal reimbursement as the MASH standards are implemented by FHWA and the states.  The Company is incurring, and will continue to incur, research and development and testing expense to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

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

The Company’s Lindsay, Nebraska site was added to the list of priority superfund sites of the U.S. Environmental Protection Agency (the “EPA”) in 1989.  The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.  Although the Company has accrued reasonably estimable costs associated with remediation of the site, the estimate of costs and their timing could change as a result of a number of factors, including (1) input from the EPA and the Nebraska Department of Environmental Quality on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at the end of fiscal 2017.  The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note 13, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company is exposed to risks from legal proceedings.    From time to time, the Company may be involved in various legal proceedings and other various claims that arise in the ordinary course of its business, which may include commercial, employment, product liability, tort, and other litigation.  Current and future litigation, governmental proceedings and investigations, audits, indemnification claims or other claims that the Company faces may result in substantial costs and expenses and significantly divert the attention of its management regardless of the outcome.  In addition, these matters could lead to increased costs or interruptions of its normal business operations.  Litigation, governmental proceedings and investigations, audits, indemnification claims or other claims involve uncertainties and the eventual outcome of any such matter could adversely affect the Company’s business, results of operations or cash flows. For a summary of the Company’s infrastructure products litigation, see Note 13, Commitments and Contingencies, to the Company’s consolidated financial statements.

The frequency and magnitude of liability claims and the related expenses could lower profitability and increase business risk.   The nature of the Company’s business subjects the Company to potential liability for claims alleging property damage and personal injury or death arising from the use of or exposure to its products, especially infrastructure products that are installed along roadways. While the Company’s liability insurance coverage is consistent with commercial norms in the industries in which the Company operates, an unusually large liability claim or a string of claims could potentially exceed the Company’s available insurance coverage. In addition, the availability of, and the Company’s ability to collect on, insurance coverage can be subject to factors beyond the Company’s control.  For example, any accident, incident, or lawsuit involving the Company, its products specifically, or the industries in which the Company operates generally, even if the Company is fully insured, contractually indemnified, or not held to be liable, could significantly affect the cost and availability of insurance to the Company in the future.

If any of the Company’s third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide the Company with adequate insurance coverage, then the Company’s overall risk exposure and operational expenses would increase and the management of the Company’s business operations would be disrupted.

Further, as insurance policies expire, increased premiums for renewed or new coverage, if such coverage can be secured, may increase the Company’s insurance expense and/or require that the Company increase its self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year, the Company could suffer additional costs associated with accessing its excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose the Company to uninsured damages if the Company was unable or elected not to insure against certain claims because of increased premiums or other reasons.

The Company’s infrastructure products are installed along roadways in inherently dangerous applications.  Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm.  The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal.  While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways.  In addition to this inherent risk, a sizable judgment against a competitor (although recently reversed on appeal) brought significant attention to the infrastructure products industry and may lead to additional lawsuits being filed against the Company and others in the industry.

An actual or perceived issue with the Company’s infrastructure products could lead to a decline in demand for such products, the removal of such products from qualified products lists used by government customers in their purchasing decisions, product recalls, adverse publicity, claims or litigation, and/or the diversion of management’s attention, which could materially and adversely affect the Company’s reputation, business, financial condition, and results of operations.  While infrastructure product selection, assembly, installation, operation, repair, and maintenance are the responsibilities of dealers, distributors, customers, and/or state departments of transportation, the Company may nevertheless also be subjected to claims or litigation in connection with a third party’s alleged failure to satisfactorily discharge such responsibilities, including but not limited to claims associated with personal injuries, property damage, and death. Likewise, improper assembly, installation, operation, repair, or maintenance of the Company’s infrastructure products may cause such infrastructure products to fail to meet certain performance standards, which could lead to similar consequences as an actual or perceived issue with the infrastructure products themselves.  Although the Company currently maintains insurance against product-related claims or litigation, the Company could be exposed to significant losses arising from claims involving infrastructure products if the Company’s insurance does not cover all associated liabilities or if coverage in the future becomes unobtainable on commercially reasonable terms.

Changes in interest rates could reduce demand for the Company’s products. Interest rates globally remain at historically low levels.  In some international markets, the Company has recently seen these rates rise to some degree and it is expected that global rates will continue to increase, potentially quickly in the U.S., as the economy continues to improve. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for the Company’s products and customers’ ability to repay obligations to the Company.  An increase in interest rates could also make it more difficult for customers to cost-effectively fund the purchase of new equipment, which could adversely affect the Company’s sales.

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

Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with its operations and could compromise the Company’s and its customers’ and suppliers’ information, exposing the Company to liability that could cause its business and reputation to suffer.  In the ordinary course of business, the Company relies upon information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business functions, including supply chain, manufacturing, distribution, invoicing and collection of payments.  The Company uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements.  Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of customers and suppliers, as well as personally identifiable information of customers and employees, in data centers and on information technology networks.  The secure operation of these networks and the processing and maintenance of this information is critical to the Company’s business operations and strategy.  Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to, among other reasons, attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events.  The occurrence of any of these events could compromise the Company’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage the Company’s reputation, which could adversely affect the Company’s business.

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

Segment	Geographic location (s)	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2019	30,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Lease	2025	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2022	150,000	Manufacturing plant for irrigation products
Irrigation	Fresno, California	Own	N/A	94,000	Manufacturing plant for filtration products
Infrastructure	Omaha, Nebraska	Own	N/A	83,000	Manufacturing plant for infrastructure products
Irrigation	Hartland, Wisconsin	Own	N/A	73,000	Manufacturing plant for water pumping stations and controls
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2024	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine to machine products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

ITEM 3 — Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes, and other legal proceedings.  No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company, other than the specific environmental remediation matters which are disclosed as part of Note 13, Commitments and Contingencies, to the Company’s consolidated financial statements.  Any revisions to the estimates accrued for environmental remediation could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

For a summary of the Company’s infrastructure products litigation, see Note 13, Commitments and Contingencies, to the Company’s consolidated financial statements.

ITEM 4 — Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN.  As of October 9, 2017, there were approximately 167 stockholders of record.

Price Range of Common Stock

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2017 Stock Price			Fiscal 2016 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$85.68	$69.11	$0.29	$77.34	$63.19	$0.28
Second Quarter	$89.98	$72.85	$0.29	$79.27	$62.99	$0.28
Third Quarter	$89.57	$79.01	$0.29	$79.22	$65.78	$0.28
Fourth Quarter	$95.04	$83.63	$0.30	$75.70	$65.80	$0.29
Year	$95.04	$69.11	$1.17	$79.27	$62.99	$1.13

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2017.  During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million.  During the twelve months ended August 31, 2015, the Company repurchased 1,198,089 shares of common stock for an aggregate purchase price of $96.9 million.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2017.

Dividends

The Company paid a total of $12.5 million and $12.2 million in dividends during fiscal 2017 and 2016, respectively.  The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P Small Cap 600 Index and the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck index for the five-year period ended August 31, 2017.  An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2012 and the graph shows its relative performance through August 31, 2017.

	8/12	8/13	8/14	8/15	8/16	8/17

Lindsay Corporation	100.00	117.00	121.04	120.19	115.29	140.70
S&P Smallcap 600	100.00	126.69	150.38	153.09	173.39	196.12
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	152.86	242.86	199.66	221.15	277.82

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — Selected Financial Data

($ in millions and shares in thousands,	For the years ended August 31,
except per share amounts)	2017	2016(1)	2015(2)	2014(3)	2013
Operating revenues	$518.0	$516.4	$560.2	$617.9	$690.8
Gross profit	$145.0	$148.6	$156.3	$171.0	$194.8
Gross margin	28.0%	28.8%	27.9%	27.7%	28.2%
Operating expenses	$104.8	$114.2	$105.6	$92.6	$87.8
Operating income	$40.2	$34.4	$50.7	$78.4	$107.0
Operating margin	7.8%	6.7%	9.0%	12.7%	15.5%
Net earnings	$23.2	$20.3	$26.3	$51.5	$70.6
Net margin	4.5%	3.9%	4.7%	8.3%	10.2%
Diluted net earnings per share	$2.17	$1.85	$2.22	$4.00	$5.47
Cash dividends per share	$1.17	$1.13	$1.09	$0.92	$0.48
Property, plant, and equipment, net	$74.5	$77.6	$78.7	$72.5	$65.1
Total assets	$506.0	$487.5	$522.6	$515.5	$502.5
Long-term debt, including current installments	$117.0	$117.2	$117.4	$—	$—
Total shareholders' equity	$270.1	$251.6	$288.6	$382.6	$380.6
Return on beginning shareholders' equity (4)	9.2%	7.0%	6.9%	13.5%	22.7%
Diluted weighted average shares	10,694	10,930	11,855	12,882	12,901

(1) Fiscal 2016 operating expenses include an increase in an environmental remediation reserve of $13.0 million.

(2) Fiscal 2015 includes operating results of Elecsys Corporation acquired in the second quarter of fiscal 2015 and SPF Water Engineering,
   LLC acquired in the fourth quarter of fiscal 2015.  Operating expenses include an increase in bad debt expense of $5.0 million and an increase in an environmental remediation reserve of $1.5 million.

(3) Fiscal 2014 includes operating results of Claude Laval Corporation acquired near the end of fiscal 2013.
(4) Defined as net earnings divided by beginning-of-period shareholders' equity.

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

For the business overall, the global, long-term drivers of water conservation, population growth, increasing importance of biofuels, and the need for safer, more efficient transportation solutions remain positive.  Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, and foreign currency exchange rates.  A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems.  Much of the U.S. highway infrastructure market is driven by government spending programs.  For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program.  This program provides funding to improve the nation’s roadway system.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  Matching funding from the various states may be required as a condition of federal funding.

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world in irrigation/water solutions.  Lindsay is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions.  Since 2001, the Company has utilized acquisitions and greenfield efforts to expand its product lines and add to its operations in France, Italy, Brazil, South Africa, the Netherlands, Australia, New Zealand, China, and Turkey.  The addition of those operations has allowed the Company to strengthen its market position in those regions.

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

The Company offers a subscription-based service for wireless management and recognizes subscription revenue on a straight-line basis over the contract term.  The Company leases certain infrastructure property held for lease to customers, such as moveable concrete barriers and Road Zipper Systems®.  Revenues for the lease of infrastructure property held for lease are recognized on a straight-line basis over the lease term.

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

Inventories

The Company’s accounting policy on inventories is critical because the valuation and costing of inventory is essential to the presentation of the Company’s consolidated results of operations and financial condition.  Inventories are stated at the lower of cost or market.  Cost is determined by the last‑in, first‑out (“LIFO”) method, the first-in, first-out (“FIFO”) method, or the weighted average cost method for inventory depending on the operations at each specific location.  At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

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

During the second quarter of fiscal 2016, the Company completed its testing for a feasibility study which clarified the extent of contamination, including the identification of a source of contamination near the manufacturing building that was not part of the area for which reserves were previously established.  The Company, together with its third-party environmental experts, participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ. Based on guidance from third-party environmental experts and the preliminary discussions held with the EPA, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2018 or later.

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

Trade Receivables and Allowances

Trade receivables are reported on the balance sheet, net of any doubtful accounts.  Losses are recognized when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.  In estimating probable losses, the Company reviews specific accounts that are significant and past due, in bankruptcy, or otherwise identified at risk for potential credit loss.  Collectability of these specific accounts are assessed based on facts and circumstances of that customer, and an allowance for credit losses is established based on the probability of default.  In assessing the likelihood of collection of receivable, the Company considers, for example, the Company’s history of collections, the current status of discussions and repayment plans, collateral received, and other evidence and information regarding collection or default risk that is available in the market place.  The allowance for credit losses attributable to the remaining accounts is established using probabilities of default and an estimate of associated losses based upon the aging of receivable balances, collection experience, economic condition, and credit risk quality.  In evaluating the allowance expense as a percentage of sales, if the prior three-year average rate were to double, the result on the fiscal 2017 consolidated statement of operations would be additional expense of approximately $2.1 million.

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased.  These exposures can be difficult to estimate, particularly in areas of political instability, or with governments with which the Company has limited experience, or where there is a lack of transparency as to the current credit condition of governmental units.  The Company’s allowance for all doubtful accounts related to outstanding receivables decreased to $7.4 million at August 31, 2017 from $8.3 million at August 31, 2016.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued, and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

In fiscal 2017, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. Also in fiscal 2017, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

Financial Overview and Outlook

Operating revenues in fiscal 2017 were $518.0 million, a slight increase compared to $516.4 million in the prior year.    Infrastructure segment revenues increased 5 percent to $99.9 million while irrigation segment revenues decreased 1 percent to $418.0 million.  Net earnings for fiscal 2017 were $23.2 million or  $2.17 per diluted share compared with $20.3 million or $1.85 per diluted share in the prior year.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of August 2017,  corn prices have increased approximately 13 percent and soybean prices have increased approximately 2 percent from August 2016.  However, commodity prices continue to be constrained from rising following record 2016 harvests in the U.S., generally favorable growing conditions in 2017, and continuing high stock levels.

•

Net farm income - As of August 2017, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2017 net farm income to be $63.4 billion, up 3.1 percent from the USDA’s final U.S. 2016 net farm income of $61.5 billion.  If the USDA’s estimate proves accurate, this would be the first increase in net farm income following three years of significant decline.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or excessive natural precipitation.

•	Governmental policies - A number of government laws and regulations can impact the Company’s business, including:

o

The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

o

Current tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, are intended to encourage equipment purchases.  These incentives could benefit equipment sales in the future.

o

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In July 2017, the EPA proposed to maintain the 2018 ethanol production target levels at the same levels as the 2017 requirements.

o

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

After a four year cyclical downturn in our U.S. irrigation business, indications are that the market has reached a level of stabilization.  Stable commodity prices and net farm income, recalibration of farm input costs and general economic optimism have all contributed to improved grower sentiment towards investment in irrigation equipment.  However, notable growth in demand for irrigation equipment is expected to remain constrained until there is more significant and sustained improvement in commodity prices and net farm income.  International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business has continued to generate growth and profitability improvement in an environment of constrained government spending.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  In addition, the FHWA has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2017, the Company had an order backlog of $51.8 million compared with $50.7 million at August 31, 2016.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore it is generally not a good indication of the next quarter’s revenues.

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

Results of Operations

The following “Fiscal 2017 Compared to Fiscal 2016” and the “Fiscal 2016 Compared to Fiscal 2015” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 16, Industry Segment Information, to the consolidated financial statements.

Fiscal 2017 Compared to Fiscal 2016

The following table provides highlights for fiscal 2017 compared with fiscal 2016:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2017	2016	(decrease)
Consolidated
Operating revenues	$517,985	$516,411	0%
Cost of operating revenues	$372,973	$367,798	1%
Gross profit	$145,012	$148,613	(2%)
Gross margin	28.0%	28.8%
Operating expenses	$104,811	$114,238	(8%)
Operating income	$40,201	$34,375	17%
Operating margin	7.8%	6.7%
Other (expense) income, net	$(4,486)	$(5,087)	(12%)
Income tax expense	$12,536	$9,021	39%
Effective income tax rate	35.1%	30.8%
Net earnings	$23,179	$20,267	14%
Irrigation segment (1)
Operating revenues	$418,041	$421,641	(1%)
Operating income (2)	$42,774	$49,232	(13%)
Operating margin (2)	10.2%	11.7%
Infrastructure segment (1)
Operating revenues	$99,944	$94,770	5%
Operating income (2)	$20,131	$18,535	9%
Operating margin (2)	20.1%	19.6%

(1) See Note 16 for further details regarding segments.
(2) Excludes unallocated corporate general and administrative expenses of $22.7 million and $33.4 million for fiscal 2017 and fiscal 2016, respectively.

Revenues

Operating revenues in fiscal 2017 were $518.0 million, a slight increase compared with $516.4 million in fiscal 2016.  The increase is attributable to a $5.1 million increase in infrastructure segment revenues and a $3.6 million decrease in irrigation segment revenues.  The irrigation segment provided 81 percent of Company revenue in fiscal 2017 as compared to 82 percent in fiscal 2016.

U.S. irrigation revenues in fiscal 2017 of $242.6 million  decreased $19.6  million or 7 percent from $262.2 million in fiscal 2016.  The decrease in U.S. irrigation revenues resulted from a decline in irrigation system unit sales volume reflecting lower market demand as well as a decline in revenue from other irrigation product lines, including filtration and pump systems.  The impact of lower irrigation system unit sales volume was partially offset by higher average selling prices from passing through higher raw material costs.

International irrigation revenues in fiscal 2017 of $175.4 million increased $16.0 million or 10 percent from $159.4 million in fiscal 2016.  A notable recovery of market demand in Brazil and increased project activity in Africa and the Commonwealth of Independent States region were partially offset by lower revenues in other international markets.  Changes in foreign currency translation rates compared to the prior year resulted in an increase in international irrigation revenues of approximately 3 percent for fiscal 2017.

Infrastructure segment revenues in fiscal 2017 of $99.9 million increased  $5.1 million or 5 percent from $94.8 million in fiscal 2016.  The increase resulted from higher Road Zipper System® sales and lease revenue and higher sales of road safety products in international markets.  Sales of road safety products in the U.S. declined modestly compared to the prior year.

Gross Profit

Gross profit was $145.0 million for fiscal 2017, a decrease of $3.6 million, or 2 percent, compared to fiscal 2016.  The decrease in gross profit resulted from lower irrigation sales and a decline in gross margin to 28.0 percent for fiscal 2017 from 28.8 percent for fiscal 2016.  Comparable year-to-year gross margin in the infrastructure segment was offset by lower gross margin in the irrigation segment.  Irrigation gross margin declined primarily due to lower overhead cost absorption from lower domestic unit sales volume and a higher mix of revenue from international markets which produce lower gross margins.

Operating Expenses

The Company’s operating expenses of $104.8 million for fiscal 2017 decreased $9.4 million compared to fiscal 2016 operating expenses of $114.2 million.  The reduction in operating expenses in the current year is due to $13.0 million of environmental remediation expenses in the prior year that did not repeat in fiscal 2017, offset in part by higher product development and testing costs and professional fees in the current year.   Operating expenses were 20.2 percent of sales for fiscal 2017 compared to 22.1 percent of sales for fiscal 2016.  The Company’s operating income increased to $40.2 million in fiscal 2017 compared to $34.4 million during fiscal 2016.    Operating margin was 7.8 percent for fiscal 2017 as compared to 6.7 percent for fiscal 2016.

Income Taxes

The Company recorded income tax expense of $12.5 million and $9.0 million for fiscal 2017 and fiscal 2016, respectively.  The effective income tax rate increased to 35.1 percent in fiscal 2017 compared to 30.8 percent in fiscal 2016.  The increase in the annual effective income tax rate is primarily due to the impact of differences between book and tax treatment of certain items and proportionately higher earnings from U.S. operations in the current year with tax rates higher than in foreign jurisdictions.

Net Earnings

Net earnings for fiscal 2017 were $23.2 million, or $2.17 per diluted share, compared to $20.3 million, or $1.85 per diluted share, for fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015

The following table provides highlights for fiscal 2016 compared with fiscal 2015:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2016	2015	(decrease)
Consolidated
Operating revenues	$516,411	$560,181	(8%)
Cost of operating revenues	$367,798	$403,860	(9%)
Gross profit	$148,613	$156,321	(5%)
Gross margin	28.8%	27.9%
Operating expenses	$114,238	$105,626	8%
Operating income	$34,375	$50,695	(32%)
Operating margin	6.7%	9.0%
Other (expense) income, net	$(5,087)	$(3,944)	29%
Income tax expense	$9,021	$20,442	(56%)
Effective income tax rate	30.8%	43.7%
Net earnings	$20,267	$26,309	(23%)
Irrigation segment (1)
Operating revenues	$421,641	$451,205	(7%)
Operating income (2)	$49,232	$52,065	(5%)
Operating margin (2)	11.7%	11.5%
Infrastructure segment (1)
Operating revenues	$94,770	$108,976	(13%)
Operating income (2)	$18,535	$20,249	(8%)
Operating margin (2)	19.6%	18.6%

(1) See Note 16 for further details regarding segments.
(2) Excludes unallocated corporate general and administrative expenses of $33.4 million and $21.6 million for fiscal 2016 and fiscal 2015, respectively.

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

U.S. irrigation revenues in fiscal 2016 of $262.2 million decreased $11.5 million or 4 percent from $273.7 million in fiscal 2015.  The decrease in U.S. irrigation revenues is due to a decline in irrigation system unit sales volume reflecting lower market demand, and reduced market pricing from passing through lower steel costs.  This decrease was offset somewhat by a modest increase in other irrigation component revenues, including pump stations and technology products, and the full year impact of the Elecsys and SPF acquisitions completed in fiscal 2015.

International irrigation revenues in fiscal 2016 of $159.4 million decreased $18.1 million or 10 percent from $177.5 million in fiscal 2015.  Changes in foreign currency translation rates compared to the prior year reduced international irrigation revenues by $12.3 million for fiscal 2016.  Excluding the impact of changes in foreign currency translation rates, international irrigation revenues declined by $5.8 million as lower market demand in Brazil and Australia more than offset improved unit sales volume in most other international markets.

Infrastructure segment revenues in fiscal 2016 of $94.8 million decreased by $14.2 million or 13 percent from $109.0 million in fiscal 2015.  The decrease is primarily due to the completion of a large of Road Zipper System® project in the prior year and the negative impact of changes in foreign currency translation rates of $2.2 million.  In addition, increased Road Zipper System® lease revenue and road safety product sales in fiscal 2016 were partially offset by declines in tubing, rail, and contract manufacturing revenue.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $121.6 million at August 31, 2017 compared with $101.2 million at August 31, 2016.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company’s Capital Allocation Plan outlined below could require the Company to incur additional debt depending on the size and timing of share repurchases and potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $23.5 million and $34.6 million as of August 31, 2017 and 2016, respectively.  The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay taxes if these funds were repatriated.  The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $200.9 million at August 31, 2017 as compared with $188.9 million at August 31, 2016.  Cash flows provided by operations totaled $39.4 million during the year ended August 31, 2017 compared to $33.1 million provided by operations during the same prior year period.  Cash provided by operations increased by $6.3 million compared to the prior year period primarily as a result of a $2.9 million increase in net earnings and normal fluctuations in the changes between assets and liabilities.

Cash flows used in investing activities totaled $10.0 million during the year ended August 31, 2017 compared to $9.9 million during the same prior year period.  Capital spending was  $8.9 million in fiscal 2017 compared to prior year capital spending of $11.5 million.

Cash flows used in financing activities totaled $10.3 million during the year ended August 31, 2017 compared to cash flows used in financing activities of  $61.4 million during the same prior year period.  The $51.1  million decrease in cash used in financing activities was primarily due to share repurchases of $48.3 million in fiscal 2016.

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

Capital Expenditures and Expansion of International Markets

In fiscal 2018, the Company expects capital expenditures of approximately $12.0 million to $15.0 million, including equipment replacement, manufacturing capacity expansion, and productivity improvements. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2017, the Company paid cash dividends of $1.17 per common share or $12.5 million to stockholders as compared to $1.13 per common share or $12.2 million in fiscal 2016.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2017.  During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million.  During the twelve months ended August 31, 2015, the Company repurchased 1,198,089 shares of common stock for an aggregate purchase price of $96.9 million.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2017.

Long-Term Borrowing Facilities

Senior Notes.    On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extended the termination date of the Revolving Credit Facility from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2017 and August 31, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2017, the Company had the ability to borrow up to $44.6 million under this facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.14 percent at August 31, 2017), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2017 and August 31, 2016, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $2.0 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2017).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices.  During fiscal 2017, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products, used in the production of its products.  While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.  However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

($ in thousands)		Less than	2-3	4-5	More than
Contractual obligations (1)	Total	1 year	years	years	5 years
Operating lease obligations	$19,183	$3,826	$5,796	$5,051	$4,510
Pension benefit obligations	6,825	519	1,019	990	4,297
Long-term debt	116,976	201	414	430	115,931
Interest	55,095	4,430	8,848	8,831	32,986
Total	$198,079	$8,976	$16,077	$15,302	$157,724

(1) Total liabilities for unrecognized tax benefits as of August 31, 2017 were $1.5 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company's consolidated balance sheets within other noncurrent liabilities.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The credit risk under these interest rate and foreign currency agreements is not considered to be significant.  The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  As of August 31, 2017, the Company’s derivative counterparty had investment grade credit ratings.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa.  The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers.  Export sales made from the United States are principally U.S. dollar denominated.  At times, export sales may be denominated in a currency other than the U.S. dollar.  A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency.  Accordingly, these sales are not typically subject to significant foreign currency transaction risk.  The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand and the Chinese renminbi in relation to the U.S. dollar.  Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.  Based on the consolidated statement of operations for the year ended August 31, 2017, the Company estimates the potential decrease in operating income from a 10 percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $0.5 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities.  The Company had $5.0 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2017.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations.  At August 31, 2017, the Company had outstanding Euro foreign currency forward contracts to sell 32.8 million Euro at fixed prices expected to settle during the first quarter of fiscal 2018.  At August 31, 2017, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the first quarter of fiscal 2018.  Based on the net investments contracts outstanding at August 31, 2017, the Company estimates the potential decrease in fair value from a 10 percent adverse change in the underlying exchange rates would be approximately $3.4 million.  This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended August 31, 2017.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule Item 15(a)(2) of this Form 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lindsay Corporation and subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lindsay Corporation’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

October 13, 2017

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2017	2016	2015
Operating revenues	$517,985	$516,411	$560,181
Cost of operating revenues	372,973	367,798	403,860
Gross profit	145,012	148,613	156,321

Operating expenses:
Selling expense	40,705	41,973	40,516
General and administrative expense	46,959	56,419	52,261
Engineering and research expense	17,147	15,846	12,849
Total operating expenses	104,811	114,238	105,626

Operating income	40,201	34,375	50,695

Interest expense	(4,757)	(4,751)	(2,626)
Interest income	1,178	645	631
Other expense, net	(907)	(981)	(1,949)

Earnings before income taxes	35,715	29,288	46,751

Income tax expense	12,536	9,021	20,442

Net earnings	$23,179	$20,267	$26,309

Earnings per share:
Basic	$2.17	$1.86	$2.23
Diluted	$2.17	$1.85	$2.22

Shares used in computing earnings per share:
Basic	10,666	10,906	11,818
Diluted	10,694	10,930	11,855

Cash dividends declared per share	$1.17	$1.13	$1.09

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2017	2016	2015
Net earnings	$23,179	$20,267	$26,309
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	331	(258)	(26)
Foreign currency translation adjustment, net of hedging activities and tax	1,733	1,394	(13,081)
Total other comprehensive income (loss), net of tax (benefit) expense of ($582), $79, and $1,450	2,064	1,136	(13,107)
Total comprehensive income	$25,243	$21,403	$13,202

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$121,620	$101,246
Restricted cash	—	2,030
Receivables, net of allowance of $7,447 and $8,312, respectively	73,850	80,610
Inventories, net	86,155	74,750
Prepaid expenses	4,384	3,671
Other current assets	6,925	14,468
Total current assets	292,934	276,775

Property, plant, and equipment, net	74,498	77,627
Intangible assets, net	42,808	47,200
Goodwill	77,131	76,803
Deferred income tax assets	5,311	4,225
Other noncurrent assets	13,350	4,885
Total assets	$506,032	$487,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,717	$32,268
Current portion of long-term debt	201	197
Other current liabilities	55,119	55,395
Total current liabilities	92,037	87,860

Pension benefits liabilities	6,295	6,869
Long-term debt	116,775	116,976
Deferred income tax liabilities	1,191	1,223
Other noncurrent liabilities	19,679	23,020
Total liabilities	235,977	235,948

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares;
no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares;
18,780 and 18,713 shares issued at August 31, 2017 and 2016, respectively	18,780	18,713
Capital in excess of stated value	63,006	57,338
Retained earnings	477,615	466,926
Less treasury stock - at cost, 8,083 and 8,083 shares
at August 31, 2017 and 2016, respectively	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(12,108)	(14,172)
Total shareholders' equity	270,055	251,567
Total liabilities and shareholders' equity	$506,032	$487,515

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2014	18,636	6,196	$18,636	$52,866	$445,366	$(132,020)	$(2,201)	$382,647
Comprehensive income:
Net earnings					26,309			26,309
Other comprehensive loss							(13,107)	(13,107)
Total comprehensive income								13,202
Cash dividends ($1.09) per share					(12,772)			(12,772)
Repurchase of common stock		1,198				(96,883)		(96,883)
Issuance of common shares under share compensation plans	48		48	(1,360)				(1,312)
Excess tax benefits from share-based compensation				576				576
Share-based compensation expense				3,102				3,102
Balance at August 31, 2015	18,684	7,394	$18,684	$55,184	$458,903	$(228,903)	$(15,308)	$288,560
Comprehensive income:
Net earnings					20,267			20,267
Other comprehensive income							1,136	1,136
Total comprehensive income								21,403
Cash dividends ($1.13) per share					(12,244)			(12,244)
Repurchase of common stock		689				(48,335)		(48,335)
Issuance of common shares under share compensation plans	29		29	(628)				(599)
Excess tax benefits from share-based compensation				(84)				(84)
Share-based compensation expense				2,866				2,866
Balance at August 31, 2016	18,713	8,083	$18,713	$57,338	$466,926	$(277,238)	$(14,172)	$251,567
Comprehensive income:
Net earnings					23,179			23,179
Other comprehensive income							2,064	2,064
Total comprehensive income								25,243
Cash dividends ($1.17) per share					(12,490)			(12,490)
Issuance of common shares under share compensation plans	67		67	2,318				2,385
Share-based compensation expense				3,350				3,350
Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,179	$20,267	$26,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,678	16,881	16,412
Asset write-down	—	—	270
Provision for uncollectible accounts receivable	(574)	(843)	5,840
Deferred income taxes	(903)	(5,755)	278
Share-based compensation expense	3,598	3,060	3,332
Other, net	626	89	4,665
Changes in assets and liabilities:
Receivables	7,959	(4,730)	10,902
Inventories	(10,092)	1,330	915
Prepaid expenses and other current assets	4,581	(1,047)	(3,984)
Accounts payable	4,076	(7,101)	(337)
Other current liabilities	(717)	(230)	(8,856)
Current taxes payable	(3,104)	(813)	(8,011)
Other noncurrent assets and liabilities	(5,858)	12,017	1,558
Net cash provided by operating activities	39,449	33,125	49,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(8,863)	(11,496)	(15,244)
Acquisition of business, net of cash acquired	—	—	(69,521)
Proceeds from settlement of net investment hedges	2,117	3,381	7,473
Payments for settlement of net investment hedges	(3,466)	(2,924)	(1,202)
Other investing activities, net	233	1,141	(1,091)
Net cash used in investing activities	(9,979)	(9,898)	(79,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,020	113	394
Common stock withheld for payroll tax obligations	(635)	(712)	(1,706)
Proceeds from issuance of long-term debt	—	—	115,000
Principal payments on long-term debt	(197)	(193)	(112)
Issuance costs related to debt	—	—	(620)
Repurchase of common shares	—	(48,335)	(96,883)
Dividends paid	(12,490)	(12,244)	(12,772)
Net cash (used in) provided by financing activities	(10,302)	(61,371)	3,301

Effect of exchange rate changes on cash and cash equivalents	1,206	297	(5,758)
Net change in cash and cash equivalents	20,374	(37,847)	(32,749)
Cash and cash equivalents, beginning of period	101,246	139,093	171,842
Cash and cash equivalents, end of period	$121,620	$101,246	$139,093

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$16,214	$18,395	$26,917
Interest paid	$4,696	$4,674	$2,448

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

The Company offers a subscription-based service for wireless management and recognizes subscription revenue on a straight-line basis over the contract term.  The Company leases certain infrastructure property held for lease to customers such as moveable concrete barriers and Road Zipper Systems®.  Revenues for the lease of infrastructure property held for lease are recognized on a straight-line basis over the lease term.

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

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased.  These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units.  The Company’s allowance for all doubtful accounts related to outstanding receivables decreased to $7.4 million at August 31, 2017 from $8.3 million at August 31, 2016.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by the last‑in, first‑out (“LIFO”) method, the first-in, first-out (“FIFO”) method, or the weighted average cost method for inventory depending on the operations at each specific location.  At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost.  The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs.  Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment.  Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 30 years; equipment ‑‑ 3 to 7 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease.  All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value.  No impairments were recorded during the fiscal years ended August 31, 2017, 2016, and 2015.  The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition.  The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2017, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. Also in fiscal 2017, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

Employee stock options, non-vested shares and similar equity instruments granted by the Company are treated as potential common share equivalents outstanding in computing diluted net earnings per share.  The Company’s diluted common shares outstanding reported in each period includes the dilutive effect of restricted stock units, in-the-money options, and performance stock units for which threshold performance conditions have been satisfied and is calculated based on the average share price for each fiscal period using the treasury stock method.  Under the treasury stock method, the amount the employee must pay for exercising stock options, and the amount of compensation cost for future service that the Company has not yet recognized, are assumed to be used to repurchase shares.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.  The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties.  As of August 31, 2017, the Company’s derivative counterparty had investment grade credit ratings.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The standard provides guidance for employee share-based compensation payments, including the income tax consequences, classification of awards as either equity or liabilities and the classification on the statement of cash flows.  The Company adopted this ASU during the first quarter of fiscal 2017.  The Company recognized all excess tax benefits and excess tax deficiencies as income tax expense or benefit in fiscal 2017. The result of the adoption of ASU 2016-09 was immaterial to the financial statements.  Additionally, as required by the new guidance, when calculating diluted earnings per share, excess tax benefits were excluded from the calculation of assumed proceeds since such amounts are recognized in the income statement.  ASU 2016-09 also allows an entity to elect, as an accounting policy, either to estimate the number of forfeited awards or to account for forfeitures as they occur.  The Company has elected to account for forfeitures as they occur.  This change did not have a material impact on estimated expense.  The Company elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. This resulted in an increase in cash flows from operating activities and a decrease in cash flows from financing activities of $0.1 million in fiscal 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The standard requires an entity to classify all deferred tax assets and liabilities as noncurrent. In addition, companies will no longer allocate valuation allowances between current and noncurrent because all deferred tax assets will be classified as noncurrent.  The guidance allows companies to apply the update either on a retrospective or prospective basis. The Company adopted this ASU during the first quarter of fiscal 2017 on a retrospective basis.  Accordingly, the Company reclassified current deferred tax assets and liabilities to noncurrent on its August 31, 2016 condensed consolidated balance sheets, which increased net noncurrent deferred tax assets by $3.3 million, and decreased noncurrent deferred tax liabilities by $12.0 million.

Recent Accounting Guidance Not Yet Adopted

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

Note 3 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2017,  2016, and 2015:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net earnings	$23,179	$20,267	$26,309

Denominator:
Weighted average shares outstanding	10,666	10,906	11,818
Diluted effect of stock equivalents	28	24	37
Weighted average shares outstanding assuming dilution	10,694	10,930	11,855

Basic net earnings per share	$2.17	$1.86	$2.23
Diluted net earnings per share	$2.17	$1.85	$2.22

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

	For the years ended August 31,
(Units and options in thousands)	2017	2016	2015
Restricted stock units	10	5	3
Stock options	108	89	50

Note 4 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2017	2016
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $1,451 and $1,648	$(2,450)	$(2,781)
Foreign currency translation, net of hedging activities, net of tax expense of $2,508 and $3,287	(9,658)	(11,391)
Total accumulated other comprehensive loss	$(12,108)	$(14,172)

The following is a roll-forward of the balances in accumulated other comprehensive income (loss), net of tax.

	Defined	Foreign	Accumulated
	benefit	currency	other
	pension plan	translation	comprehensive
($ in thousands)	adjustment	adjustment	loss
Balance at August 31, 2015	$(2,523)	$(12,785)	$(15,308)
Current-period change	(258)	1,394	1,136
Balance at August 31, 2016	(2,781)	(11,391)	(14,172)
Current-period change	331	1,733	2,064
Balance at August 31, 2017	$(2,450)	$(9,658)	$(12,108)

Note 5 – Income Taxes

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2017	2016	2015
United States	$21,969	$17,805	$49,668
Foreign	13,746	11,483	(2,917)
	$35,715	$29,288	$46,751

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2017	2016	2015
Current:
Federal	$7,873	$10,570	$15,908
State	781	976	1,426
Foreign	4,785	3,230	2,830
Total current	13,439	14,776	20,164
Deferred:
Federal	(688)	(5,456)	(406)
State	(43)	(268)	45
Foreign	(172)	(31)	639
Total deferred	(903)	(5,755)	278
Total income tax provision	$12,536	$9,021	$20,442

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates.  The reasons for these differences are:

	For the years ended August 31,
($ in thousands)	2017		2016		2015
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$12,500	35.0	$10,251	35.0	$16,363	35.0
State and local taxes, net of federal tax benefit	480	1.3	350	1.2	911	1.9
Foreign tax rate differences	(486)	(1.4)	(195)	(0.7)	1,478	3.2
Domestic production activities deduction	(700)	(2.0)	(960)	(3.3)	(1,548)	(3.3)
Deferred tax asset valuation allowance	—	—	—	—	2,949	6.3
Other	742	2.2	(425)	(1.4)	289	0.6
Effective rate	$12,536	35.1	$9,021	30.8	$20,442	43.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2017	2016
Deferred tax assets:
Accrued expenses and allowances	$12,459	$13,053
Warranty	2,957	2,708
Defined benefit pension plan	2,666	2,917
Inventory	2,101	1,898
Share-based compensation	1,578	1,845
Vacation	1,422	1,365
Net operating loss carry forwards	1,420	1,174
Deferred revenue	793	1,501
Other	2,834	2,603
Gross deferred tax assets	28,230	29,064
Valuation allowance	(2,804)	(2,825)
Net deferred tax assets	$25,426	$26,239

Deferred tax liabilities:
Intangible assets	$(15,422)	$(16,426)
Property, plant, and equipment	(5,706)	(6,609)
Inventory	(178)	(203)
Total deferred tax liabilities	$(21,306)	$(23,238)

Net deferred tax assets	$4,120	$3,001

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Because the Company has a recent history of generating cumulative losses in a certain foreign tax jurisdiction, management did not consider projections of future taxable income as persuasive evidence for the recoverability of deferred tax assets in that jurisdiction.  Therefore, the Company recorded a valuation allowance of $2.9 million as of August 31, 2015.  The Company did not record an additional allowance in fiscal 2017 or 2016.

The Company does not intend to repatriate earnings of its foreign subsidiaries and accordingly, has not provided a U.S. deferred income tax liability on these undistributed earnings that are indefinitely reinvested.  The Company would recognize a deferred income tax liability if the Company were to determine that such earnings are no longer indefinitely reinvested.  At August 31, 2017, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $43.9 million.  Determination of the estimated amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2017	2016
Unrecognized tax benefits at September 1	$1,260	$3,836
Increases for positions taken in current year	371	33
Increases for positions taken in prior years	129	153
Reduction resulting from lapse of applicable statute of limitations	(224)	(299)
Decreases for settlements with tax authorities	(38)	(2,463)
Unrecognized tax benefits at August 31	$1,498	$1,260

The net amount of unrecognized tax benefits at August 31, 2017 and 2016 that, if recognized, would impact the Company’s effective tax rate was $1.5 million and $1.3 million, respectively.  Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.8 million for each of the years ended August 31, 2017 and 2016.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and in state, local, and foreign jurisdictions.  The Company is no longer subject to examination by tax authorities in most jurisdictions for years prior to 2014.

Note 6 - Inventories

	August 31,
($ in thousands)	2017	2016
Raw materials and supplies	$31,158	$26,599
Work in process	7,113	5,742
Finished goods and purchased parts	52,382	47,805
Total inventory value before LIFO adjustment	90,653	80,146
Less adjustment to LIFO value	(4,498)	(5,396)
Inventories, net	$86,155	$74,750

Note 7 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2017	2016
Operating property, plant, and equipment:
Land	$4,869	$4,817
Buildings	49,977	48,417
Machinery and equipment	80,442	73,185
Furniture and fixtures	24,547	24,787
Construction in progress	3,004	8,316
Total operating property, plant, and equipment	162,839	159,522
Accumulated depreciation	(99,912)	(90,210)
Total operating property, plant, and equipment, net	$62,927	$69,312

Property held for lease:
Machines	$7,833	$6,868
Barriers	18,468	16,306
Total property held for lease	26,301	$23,174
Accumulated depreciation	(14,730)	(14,859)
Total property held for lease, net	$11,571	$8,315

Property, plant, and equipment, net	$74,498	$77,627

Depreciation expense was $12.2 million, $12.2 million, and $11.7 million for fiscal 2017,  2016, and 2015, respectively.

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2017 and 2016 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2015	$60,905	$15,896	$76,801
Foreign currency translation	37	(35)	2
Balance as of August 31, 2016	$60,942	$15,861	$76,803
Foreign currency translation	36	292	328
Balance as of August 31, 2017	$60,978	$16,153	$77,131

The components of the Company’s identifiable intangible assets at August 31, 2017 and 2016 are included in the table below.

	August 31,
	2017			2016
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Amortizable intangible assets:
Patents and developed technology	5.1	$34,038	$(21,581)	6.1	$33,732	$(18,893)
Customer relationships	5.8	19,975	(10,419)	6.0	19,952	(8,747)
Non-compete agreements	1.6	2,354	(1,806)	2.2	2,350	(1,450)
Other	8.8	210	(84)	9.5	239	(97)
Unamortizable intangible assets:
Tradenames	N/A	20,121	—	N/A	20,114	—
Total	5.1	$76,698	$(33,890)	5.7	$76,387	$(29,187)

Amortization expense for amortizable intangible assets was $4.4 million, $4.7 million, and $4.7 million for fiscal 2017,  2016, and 2015, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2018	$4,221
2019	3,569
2020	3,149
2021	2,421
2022	2,253
Thereafter	7,074
$22,687

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2017.  No impairment losses were indicated as a result of the annual impairment testing for fiscal 2017,  2016 and 2015.

Note 9 – Other Current Liabilities

	August 31,
($ in thousands)	2017	2016
Other current liabilities:
Compensation and benefits	$18,926	$19,044
Warranties	8,411	7,443
Deferred revenues	6,166	7,594
Customer deposits	4,096	3,399
Dealer related liabilities	3,500	4,978
Tax related liabilities	2,813	4,200
Accrued environmental liabilities	2,095	722
Other	9,112	8,015
Total other current liabilities	$55,119	$55,395

Note 10 – Credit Arrangements

Senior Notes.    On February 19, 2015, the Company issued $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extended the termination date of the Revolving Credit Facility from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2017 and August 31, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit then outstanding.  At August 31, 2017, the Company had the ability to borrow up to $44.6 million under this facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.14 percent at August 31, 2017), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the

Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2017 and August 31, 2016, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $2.0 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2017).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2017	2016
Senior Notes	$115,000	$115,000
Revolving Credit Facility	—	—
Series 2006A Bonds	1,976	2,173
Total debt	116,976	117,173
Less current portion	(201)	(197)
Total long-term debt	$116,775	$116,976

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$201
2 years	205
3 years	209
4 years	213
5 years	217
Thereafter	115,931
$116,976

Note 11 – Financial Derivatives

Fair values of derivative instruments are as follows:

		August 31,
($ in thousands)	Balance sheet location	2017	2016
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$40
Foreign currency forward contracts	Other current liabilities	(1,633)	(385)
Total derivatives designated as hedging instruments		$(1,633)	$(345)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$9	$33
Foreign currency forward contracts	Other current liabilities	(114)	(210)
Total derivatives not designated as hedging instruments		$(105)	$(177)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $3.9 million, $5.6 million, and $5.4 million at August 31, 2017,  2016, and 2015, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of loss recognized in OCI on derivatives is as follows:

	For the years ended August 31,
($ in thousands)	2017	2016	2015
Foreign currency forward contracts, net of tax (benefit) expense of ($927), $52, and $2,083	$1,710	$(204)	$(3,420)

During fiscal 2017,  2016, and 2015, the Company settled Euro foreign currency forward contracts resulting in an after-tax net loss of $0.9 million and after-tax net gains of $0.3 million and $3.8 million, respectively, which were included in OCI as part of a currency translation adjustment.  There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2017,  2016, and 2015.

At August 31, 2017 and 2016, the Company had outstanding Euro foreign currency forward contracts to sell 32.8 million Euro and 32.6 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At August 31, 2017 and 2016, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities.  The Company may choose whether or not to designate these contracts as hedges.  For those contracts not designated, changes in fair value are recognized currently in the income statement.  At August 31, 2017 and 2016, the Company had $5.0 million and $8.2 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

Note 12 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2017 and 2016, respectively:

	August 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,620	$—	$—	$121,620
Derivative assets	—	9	—	9
Derivative liabilities	—	(1,747)	—	(1,747)

	August 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,246	$—	$—	$101,246
Derivative assets	—	73	—	73
Derivative liabilities	—	(595)	—	(595)

The carrying value of long-term debt (including current portion) was $117.0 million and $117.2 million at August 31, 2017 and 2016, respectively.  The fair value of this debt was estimated to be $113.3 million and $116.5 million as of August 31, 2017 and 2016, based on current market rates as of the respective year-ends.

Note 13 – Commitments and Contingencies

In the ordinary course of its business operations, the Company enters into arrangements that obligate it to make future payments under contracts such as lease agreements.  Additionally, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings.  The Company has established accruals for certain proceedings based on an assessment of probability of loss.  The Company believes that any such currently-pending proceedings are either covered by insurance or would not have a material effect on the business or its consolidated financial statements if decided in a manner that is unfavorable to the Company. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

Infrastructure Products Litigation

The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal.  Despite the September 2017 reversal of a sizable judgment against a competitor, the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

The Company intends to vigorously defend each of these allegations.  The Company maintains insurance to mitigate the impact of adverse judgment exposures in the current product liability cases.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s consolidated financial statements. Because of the complexity and early stage of these lawsuits, the Company is unable to estimate a range of possible loss.

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

The current estimated aggregate accrued cost of $18.0 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and the preliminary discussions with the EPA, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2018 or later.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2017 and 2016:

($ in thousands)	August 31,
Balance sheet location	2017	2016
Other current liabilities	$2,095	$722
Other noncurrent liabilities	15,937	18,255
Total environmental remediation liabilities	$18,032	$18,977

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various non-cancelable operating lease agreements.  At August 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal years	$ in thousands
2018	$3,826
2019	3,150
2020	2,646
2021	2,599
2022	2,452
Thereafter	4,510
$19,183

Lease expense was $5.1 million, $5.0 million, and $4.5 million for fiscal 2017,  2016, and 2015, respectively.

Note 14 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees.  Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plans provide for a matching contribution by the Company.  The Company’s total contributions charged to expense under the plans were $1.7 million, $1.5 million, and $1.2 million for the years ended August 31, 2017,  2016, and 2015, respectively.

A supplementary non‑qualified, non‑funded retirement plan for five former executives is also maintained.  Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment.  This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.  While the plan is unfunded, the Company has purchased life insurance policies on certain former executives named in this supplemental retirement plan to provide funding for this liability.  The cash surrender value of these insurance policies are recorded as other noncurrent assets.

As of August 31, 2017 and 2016, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets.  The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan.  As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$7,426	$7,126
Interest cost	236	281
Actuarial (gain) loss	(287)	576
Benefits paid	(550)	(557)
Benefit obligation at end of year	$6,825	$7,426

Amounts recognized in the statement of financial position consist of:

	August 31,
($ in thousands)	2017	2016
Other current liabilities	$530	$557
Pension benefit liabilities	6,295	6,869
Net amount recognized	$6,825	$7,426

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2017	2016
Net actuarial loss	$(3,901)	$(4,429)

For the years ended August 31, 2017 and 2016, the Company assumed a discount rate of 3.70 percent and 3.30 percent, respectively, for the determination of the liability.  The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions.  The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2017,  2016, and 2015, the Company assumed a discount rate of 3.30 percent, 4.10 percent, and 4.00 percent, respectively, for the determination of the net periodic benefit cost.  The components of the net periodic benefit cost for the supplemental retirement plan are as follows:

	For the years ended August 31,
($ in thousands)	2017	2016	2015
Interest cost	$236	$281	$275
Net amortization and deferral	241	209	209
Total	$477	$490	$484

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

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded.  The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2018	$519
2019	513
2020	506
2021	499
2022	491
Thereafter	4,297
$6,825

Note 15 - Warranties

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$7,443	$7,271
Liabilities accrued for warranties during the period	6,914	5,912
Warranty claims paid during the period	(6,312)	(5,244)
Changes in estimates	366	(496)
Product warranty accrual balance, end of period	$8,411	$7,443

Warranty costs were $7.3 million, $5.4 million, and $2.8 million for fiscal 2017,  2016,  and 2015, respectively.

Note 16 – Industry Segment Information

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

The Company has no single major customer representing 10 percent or more of its total revenues during fiscal 2017,  2016, or 2015.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2017	2016	2015
Operating revenues:
Irrigation	$418,041	$421,641	$451,205
Infrastructure	99,944	94,770	108,976
Total operating revenues	$517,985	$516,411	$560,181

Operating income:
Irrigation	$42,774	$49,232	$52,065
Infrastructure	20,131	18,535	20,249
Segment operating income	62,905	67,767	72,314

Unallocated general and administrative expenses	(22,704)	(33,392)	(21,619)
Interest and other income (expense), net	(4,486)	(5,087)	(3,944)
Earnings before income taxes	$35,715	$29,288	$46,751

Total capital expenditures:
Irrigation	$6,313	$8,375	$12,406
Infrastructure	1,562	2,977	2,671
Corporate	988	144	167
	$8,863	$11,496	$15,244

Total depreciation and amortization:
Irrigation	$11,840	$11,774	$11,000
Infrastructure	4,452	4,648	4,966
Corporate	386	459	446
	$16,678	$16,881	$16,412

Total assets:
Irrigation	$337,446	$332,294	$316,220
Infrastructure	80,187	81,160	79,436
Corporate	88,399	74,061	126,939
	$506,032	$487,515	$522,595

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2017		2016		2015
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$297,261	57	$321,554	62	$350,290	63
International	220,724	43	194,857	38	209,891	37
Total revenues	$517,985	100	$516,411	100	$560,181	100

	For the years ended August 31,
($ in thousands)	2017		2016		2015
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$54,199	73	$58,098	75	$61,332	78
International	20,299	27	19,529	25	17,324	22
Total long-lived assets	$74,498	100	$77,627	100	$78,656	100

Note 17 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company.  The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.  As of August 31, 2017, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan.  At August 31, 2017, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company.  The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan.  At August 31, 2017, 486,278 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan.  All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio.  If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan.  The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2017,  2016, and 2015:

	For the years ended August 31,
($ in thousands)	2017	2016	2015
Share-based compensation expense included in cost of
operating revenues	$231	$207	$161

Research and development	162	140	121
Sales and marketing	397	455	523
General and administrative	2,807	2,258	2,527
Share-based compensation expense included in
operating expenses	3,366	2,853	3,171
Total share-based compensation expense	3,597	3,060	3,332
Tax benefit	(1,338)	(1,138)	(1,240)
Share-based compensation expense, net of tax	$2,259	$1,922	$2,092

As of August 31, 2017, there was $4.9 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.0 years.

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

	Grant year
	Fiscal 2017	Fiscal 2016
Risk-free interest rate	1.5%	1.8%
Dividend yield	1.5%	1.7%
Expected life (years)	7	7
Volatility	36.5%	46.3%
Weighted average grant-date fair value of options granted	$26.25	$27.88

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

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2017,  2016,  and 2015:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2015	96,376	$70.65	7.3	$710
Granted	39,999	$67.68
Exercised	(4,456)	$25.47		$181
Forfeited / cancelled	(4,633)	$72.14
Stock options outstanding at August 31, 2016	127,286	$71.24	7.4	$521
Granted	47,223	$78.23
Exercised	(43,556)	$69.33		$681
Forfeited / cancelled	(8,434)	$73.90
Stock options outstanding at August 31, 2017	122,519	$74.43	7.5	$1,487

Exercisable at August 31, 2015	39,449	$61.47	6.1	$583
Exercisable at August 31, 2016	57,250	$68.57	6.1	$362
Exercisable at August 31, 2017	36,348	$71.37	5.8	$553

There were 25,285,  23,164, and 19,178 outstanding stock options that vested during fiscal 2017,  2016, and 2015, respectively.  Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2017	2016	2015
Intrinsic value of stock options exercised	$681	$181	$425
Cash received from stock option exercises	$3,020	$113	$394
Tax benefit realized from stock option exercises	$254	$67	$158
Aggregate grant-date fair value of stock options vested	$35.79	$37.70	$36.71

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

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2017,  2016, and 2015:

	Number of restricted stock units	Weighted average grant-date fair value
Restricted stock units outstanding at August 31, 2015	56,972	$78.54
Granted	48,022	64.36
Vested	(30,634)	78.68
Forfeited / Cancelled	(7,306)	70.41
Restricted stock units outstanding at August 31, 2016	67,054	$69.11
Granted	44,647	74.75
Vested	(34,312)	69.89
Forfeited / Cancelled	(8,366)	70.51
Restricted stock units outstanding at August 31, 2017	69,023	$72.25

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash.  At August 31, 2017,  2016, and 2015, outstanding restricted stock units included 6,709,  6,155, and 5,504 units, respectively, that will be settled in cash.  The fair value of restricted stock units that vested during the period was $2.4 million and $2.4 million for each of the years ended August 31, 2017 and 2016, respectively.

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

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2017,  2016, and 2015:

	Number of performance stock units	Weighted average grant-date fair value
Performance stock units outstanding at August 31, 2015	33,856	$76.50
Granted	16,466	64.37
Vested	(7,665)	74.31
Forfeited / cancelled	(4,509)	72.28
Performance stock units outstanding at August 31, 2016	38,148	$72.20
Granted	15,902	74.80
Forfeited / cancelled	(15,361)	74.10
Performance stock units outstanding at August 31, 2017	38,689	$72.52

In connection with the performance stock units, the performance goals are based upon revenue growth and a return on net assets during the performance period.  The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock.  Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.  In fiscal 2017, no performance stock units vested. In fiscal 2016, performance stock units that vested represented 7,665 of actual shares of common stock issued.  The fair value of performance stock units that vested during the period was $0.6 million for the year ended August 31, 2016.

Note 18 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2017. During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million.    During the twelve months ended August 31, 2015, the Company repurchased 1,198,089 shares of common stock for an aggregate purchase price of $96.9 million.    The remaining amount available under the repurchase program was $63.7 million as of August 31, 2017.

Note 19 – Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share amounts)	Quarter	Quarter(1)	Quarter	Quarter
Year ended August 31, 2017
Operating revenues	$110,390	$124,125	$151,533	$131,937
Cost of operating revenues	$82,016	$91,184	$105,627	$94,146
Earnings before income taxes	$1,335	$7,636	$16,197	$10,547
Net earnings	$873	$5,012	$10,952	$6,342
Diluted net earnings per share	$0.08	$0.47	$1.02	$0.59

Year ended August 31, 2016
Operating revenues	$121,622	$120,573	$141,319	$132,897
Cost of operating revenues	$87,208	$88,128	$99,511	$92,951
Earnings (loss) before income taxes	$10,396	$(6,193)	$14,065	$11,020
Net earnings (loss)	$6,944	$(4,129)	$9,644	$7,808
Diluted net earnings (loss) per share	$0.62	$(0.37)	$0.90	$0.73

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lindsay Corporation:

We have audited Lindsay Corporation’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Lindsay Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lindsay Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lindsay Corporation and subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2017, and the related financial statement schedule and our report dated October 13, 2017 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Omaha, Nebraska

October 13, 2017

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2017.  Information about the Board of Directors required by Items 401 and 407 of Regulation S‑K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

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

	Age	Position
Richard W. Parod	64	President and Chief Executive Officer
Timothy L. Hassinger	55	Incoming President and Chief Executive Officer
Eric R. Arneson*	43	Vice President, General Counsel and Secretary
David B. Downing	62	Executive Vice President
C. Mike Harris*	51	President – Industrial Water Solutions Business
Brian L. Ketcham	56	Vice President and Chief Financial Officer
Mark A. Roth*	42	Vice President – Corporate Development and Treasurer
Randy A. Wood	45	President – Agricultural Irrigation Division
Lori L. Zarkowski*	42	Chief Accounting Officer

* The employee is not an executive officer of the Registrant.

Mr. Richard W. Parod is President and Chief Executive Officer of the Company, and has held such positions and served as a member of the Board of Directors since April 2000.  Prior to that time and since 1997, Mr. Parod was Vice President and General Manager of the Irrigation Division of The Toro Company.  Mr. Parod was employed by James Hardie Irrigation from 1993 through 1997, becoming President in 1994.  On October 16, 2017, Timothy L. Hassinger will succeed Mr. Parod as President and Chief Executive Officer of the Company and as a member of the Board of Directors.  From October 16, 2017 through his expected retirement date of December 1, 2017, Mr. Parod is expected to serve the Company in an advisory capacity as President Emeritus.

Mr. Timothy L. Hassinger will serve as President and Chief Executive Officer of the Company commencing on October 16, 2017. Mr. Hassinger will also serve as a director of the Company commencing on such date. Prior to joining the Company and since May 2014, Mr. Hassinger served as President and Chief Executive Officer of Dow AgroSciences, an Indianapolis-based subsidiary of The Dow Chemical Company which discovers, develops and brings to market crop protection and plant biotechnology solutions.  During his 33-year career at Dow AgroSciences, Hassinger held a series of senior leadership positions across a variety of domestic and international business units. Prior to becoming President and Chief Executive Officer of Dow AgroSciences in May 2014, he served as its Global Commercial Leader from February 2013 to April 2014 and as Vice President for its Crop Protection Global Business Unit from August 2009 to April 2014. Previously, he served as Vice President for the Dow AgroSciences business in the Europe, Latin America, and Pacific regions from 2007 to 2009. In 2005, he moved to Shanghai, where he served as Regional Commercial Unit Leader for Greater China.

Mr. Eric R. Arneson is Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company.  Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

Mr. David B. Downing is Executive Vice President of the Company and has held such position since May 2016.  Between October 2013 and May 2016, Mr. Downing served as President - Agricultural Irrigation Division of the Company.  Between March 2008 and October 2013, Mr. Downing served as President – International operations of the Company. Between March 2009 and June 2011, Mr. Downing served as both Chief Financial Officer and President – International Operations of the Company.  Previously he was Senior Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company and held such positions from August 2004, when he joined the Company, to March 2008.  Prior to August 2004, Mr. Downing served as the President of FPM L.L.C., a heat-treating company based in Elk Grove Village, Illinois, after joining that company in January 2001 as Vice President and Chief Financial Officer.  Previously, Mr. Downing served as Vice President and Controller for Thermo-King, which manufactured transport refrigeration equipment.

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

Section 16(a) Beneficial Ownership Reporting Compliance ‑ Item 405 of Regulation S‑K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Securities Exchange Act. The information required by Item 405 is incorporated by reference to the discussion responsive thereto under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers).  The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website.  In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.  No waivers were provided for the fiscal year ended August 31, 2017.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2017 (there were no equity compensation plans not approved by security holders as of August 31, 2017):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	223,522	$74.43	486,278
Total	223,522	$74.43	486,278

(1) Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans.  While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.

(2)  Column (a) includes (i) 38,689 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2017, and (ii) 62,314 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2017.  The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met.  Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance.  The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements.  Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

(a)(1) Financial Statements.

The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.

Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years ended August 31, 2017, 2016, and 2015

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2017:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$8,312	$483	$—	$1,348	$7,447
Allowance for inventory obsolescence (2)	4,656	1,133	49	827	5,011
Deferred tax asset valuation allowance (3)	2,825	—	—	21	2,804
Year ended August 31, 2016:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$9,706	$800	$—	$2,194	$8,312
Allowance for inventory obsolescence (2)	4,405	1,262	(30)	980	4,656
Deferred tax asset valuation allowance (3)	2,949	—	—	124	2,825
Year ended August 31, 2015:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$4,857	$5,840	$—	$991	$9,706
Allowance for inventory obsolescence (2)	2,858	3,302	(147)	1,608	4,405
Deferred tax asset valuation allowance (3)	—	2,949	—	—	2,949

(1) Deductions consist of uncollectible items reserved, less recoveries of items previously reserved.
(2) Deductions consist of obsolete items sold or scrapped.
(3) Deductions consist of foreign exchange rate fluctuations.

(a)(3) Exhibits.  The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2017.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of October, 2017.

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
William F. Welsh II

(1) By: /s/ Richard W. Parod
Richard W. Parod, Attorney‑In‑Fact

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
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
10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2017 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016.†

10.5

Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008.†

10.6

Employment Agreement between the Company and Richard W. Parod effective March 8, 2000, incorporated by reference to Exhibit 10(a) to the Company’s Report on Form 10‑Q for the fiscal quarter ended May 31, 2000.†

10.7

First Amendment to Employment Agreement, dated May 2, 2003, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10 (a) of Amendment No. 1 to the Company’s Report on Form 10-Q for the fiscal quarter ended May 31, 2003.†

10.8

Second Amendment to Employment Agreement, dated December 22, 2004, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8‑K filed on December 27, 2004.†

10.9

Third Amendment to Employment Agreement, dated March 20, 2007, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2007.†

10.10

Fourth Amendment to Employment Agreement, dated December 22, 2008, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.11

Fifth Amendment to Employment Agreement, dated January 26, 2009, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009.†

10.12

Restated Sixth Amendment, effective February 25, 2010, by and between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2010.†

10.13

Seventh Amendment to Employment Agreement, dated January 31, 2011, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 3, 2011.†

10.14

Eighth Amendment to Employment Agreement, dated November 29, 2012, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2012.  †

10.15

Ninth Amendment to Employment Agreement, dated January 26, 2015, between the Company and Richard W. Parod, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 27, 2015.  †

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

10.19

First Amendment to Amended and Restated Revolving Credit Agreement, dated February 28, 2017, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2017.

10.20

Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.21

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016.

10.22

Employment Agreement, dated May 9, 2016, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016.†

10.23	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.24	Employment Agreement, dated July 17, 2017, between the Company and Timothy Hassinger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017. †
21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Richard W. Parod to sign the Annual Report on Form 10‑K for fiscal 2017 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

____________________________________

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