Form 10-Q
period 2017-11-30
LINDSAY CORP
filed 2017-12-22
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10‑Q

___________________________________

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of December 18, 2017, 10,721,402 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

-  2  -

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2017	2016
Operating revenues	$124,526	$110,390
Cost of operating revenues	92,129	82,016
Gross profit	32,397	28,374

Operating expenses:
Selling expense	10,225	9,982
General and administrative expense	11,918	11,355
Engineering and research expense	4,053	4,302
Total operating expenses	26,196	25,639

Operating income	6,201	2,735

Other income (expense):
Interest expense	(1,181)	(1,209)
Interest income	320	165
Other expense, net	(548)	(356)

Earnings before income taxes	4,792	1,335

Income tax expense	1,607	462

Net earnings	$3,185	$873

Earnings per share:
Basic	$0.30	$0.08
Diluted	$0.30	$0.08

Shares used in computing earnings per share:
Basic	10,705	10,638
Diluted	10,740	10,666

Cash dividends declared per share	$0.30	$0.29

See accompanying notes to condensed consolidated financial statements.

-  3  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2017	2016
Net earnings	$3,185	$873
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	32	37
Foreign currency translation adjustment, net of hedging activities and tax	(1,034)	(1,434)
Total other comprehensive loss, net of tax expense of $32 and $566, respectively	(1,002)	(1,397)
Total comprehensive income (loss)	$2,183	$(524)

See accompanying notes to condensed consolidated financial statements.

-  4  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	November 30,	August 31,
($ and shares in thousands, except par values)	2017	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$109,450	$103,058	$121,620
Receivables, net of allowance of $7,524, $7,808, and $7,447, respectively	79,774	69,774	73,850
Inventories, net	93,994	80,139	86,155
Prepaid expenses	3,555	3,295	4,384
Other current assets	9,461	18,622	6,925
Total current assets	296,234	274,888	292,934

Property, plant, and equipment:
Cost	190,028	182,848	189,140
Less accumulated depreciation	(117,088)	(107,287)	(114,642)
Property, plant, and equipment, net	72,940	75,561	74,498

Intangibles, net	41,702	45,998	42,808
Goodwill	77,127	76,562	77,131
Deferred income tax assets	3,111	3,134	5,311
Other noncurrent assets	12,293	4,800	13,350
Total assets	$503,407	$480,943	$506,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,046	$32,533	$36,717
Current portion of long-term debt	202	198	201
Other current liabilities	48,875	51,866	55,119
Total current liabilities	90,123	84,597	92,037

Pension benefits liabilities	6,223	6,789	6,295
Long-term debt	116,724	116,926	116,775
Deferred income tax liabilities	1,649	2,338	1,191
Other noncurrent liabilities	19,456	22,105	19,679
Total liabilities	234,175	232,755	235,977

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares;
18,805, 18,737, and 18,780 shares issued, respectively	18,805	18,737	18,780
Capital in excess of stated value	63,191	57,548	63,006
Retained earnings	477,584	464,710	477,615
Less treasury stock - at cost, 8,083, 8,083, and 8,083 shares, respectively	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(13,110)	(15,569)	(12,108)
Total shareholders' equity	269,232	248,188	270,055
Total liabilities and shareholders' equity	$503,407	$480,943	$506,032

See accompanying notes to condensed consolidated financial statements.

-  5  -

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 30,	November 30,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,185	$873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,335	4,035
Provision for uncollectible accounts receivable	112	(255)
Deferred income taxes	2,111	1,541
Share-based compensation expense	1,001	935
Other, net	614	388
Changes in assets and liabilities:
Receivables	(6,526)	10,436
Inventories	(8,672)	(5,741)
Prepaid expenses and other current assets	(15)	3,000
Accounts payable	4,642	415
Other current liabilities	(6,156)	(6,576)
Other noncurrent assets and liabilities	399	(947)
Net cash (used in) provided by operating activities	(4,970)	8,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,991)	(1,390)
Proceeds from settlement of net investment hedges	101	—
Payments for settlement of net investment hedges	(1,176)	(159)
Other investing activities, net	74	134
Net cash used in investing activities	(2,992)	(1,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	132	—
Common stock withheld for payroll tax obligations	(828)	(635)
Principal payments on long-term debt	(50)	(49)
Dividends paid	(3,216)	(3,089)
Net cash used in financing activities	(3,962)	(3,773)

Effect of exchange rate changes on cash and cash equivalents	(246)	(1,104)
Net change in cash and cash equivalents	(12,170)	1,812
Cash and cash equivalents, beginning of period	121,620	101,246
Cash and cash equivalents, end of period	$109,450	$103,058

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$213	$3,061
Interest paid	$123	$97

See accompanying notes to condensed consolidated financial statements.

-  6  -

Lindsay Corporation and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

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

-  7  -

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2017 and November 30, 2016:

	Three months ended
	November 30,	November 30,
($ and shares in thousands, except per share amounts)	2017	2016
Numerator:
Net earnings	$3,185	$873

Denominator:
Weighted average shares outstanding	10,705	10,638
Diluted effect of stock awards	35	28
Weighted average shares outstanding assuming dilution	10,740	10,666

Basic net earnings per share	$0.30	$0.08
Diluted net earnings per share	$0.30	$0.08

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

	Three months ended
	November 30,	November 30,
(Units and options in thousands)	2017	2016
Restricted stock units	65	33
Stock options	102	148

Note 4 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2017 and November 30, 2016.

The Company recorded income tax expense of $1.6 million and $0.5 million for the three months ended November 30, 2017 and November 30, 2016, respectively.  The estimated annual effective income tax rate was 33.5 percent and 34.6 percent for the fiscal year-to-date periods ended November 30, 2017 and November 30, 2016, respectively. The decrease in the estimated annual effective income tax rate from November 2016 to November 2017 primarily relates to the change in earnings mix among domestic and foreign tax jurisdictions.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2017,  November 30, 2016, and August 31, 2017:

	November 30,	November 30,	August 31,
($ in thousands)	2017	2016	2017
Raw materials and supplies	$34,410	$27,898	$31,158
Work in process	10,074	8,001	7,113
Finished goods and purchased parts	55,590	49,917	52,382
Total inventory value before LIFO adjustment	100,074	85,816	90,653
Less adjustment to LIFO value	(6,080)	(5,677)	(4,498)
Inventories, net	$93,994	$80,139	$86,155

-  8  -

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

	November 30,	November 30,	August 31,
($ in thousands)	2017	2016	2017
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,926	2,124	1,976
Total debt	116,926	117,124	116,976
Less current portion	(202)	(198)	(201)
Total long-term debt	$116,724	$116,926	$116,775

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$202
2 years	206
3 years	210
4 years	214
5 years	218
Thereafter	115,876
$116,926

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

	Balance sheet	November 30,	November 30,	August 31,
($ in thousands)	location	2017	2016	2017
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$1,546	$—
Foreign currency forward contracts	Other current liabilities	(365)	(204)	(1,633)
Total derivatives designated as hedging instruments		$(365)	$1,342	$(1,633)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$34	$123	$9
Foreign currency forward contracts	Other current liabilities	(120)	(48)	(114)
Total derivatives not designated as hedging instruments		$(86)	$75	$(105)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $4.0 million, $6.5 million, and $3.9 million at November 30, 2017, November 30, 2016, and August 31, 2017, respectively, related to derivative contracts designated as hedging instruments.

-  9  -

Net Investment Hedging Relationships

The amount of gain recognized in other comprehensive income is as follows:

	Three months ended
	November 30,	November 30,
($ in thousands)	2017	2016
Foreign currency forward contracts, net of tax expense of $57 and $610	$123	$918

For the three months ended November 30, 2017 and November 30, 2016, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.7 million and $0.1 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2017 and November 30, 2016.

At November 30, 2017,  November 30, 2016, and August 31, 2017,  the Company had outstanding foreign currency forward contracts to sell 32.6 million Euro, 32.6 million Euro,  and 32.8 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2017, November 30, 2016, and August 31, 2017, the Company had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At November 30, 2017,  November 30, 2016, and August 31, 2017, the Company had $6.2 million, $6.9 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2017,  November 30, 2016, and August 31, 2017, respectively. There were no transfers between any levels for the periods presented.

	November 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$109,450	$—	$—	$109,450
Derivative assets	—	34	—	34
Derivative liabilities	—	(485)	—	(485)

	November 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$103,058	$—	$—	$103,058
Derivative assets	—	1,669	—	1,669
Derivative liabilities	—	(252)	—	(252)

	August 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,620	$—	$—	$121,620
Derivative assets	—	9	—	9
Derivative liabilities	—	(1,747)	—	(1,747)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2017 or November 30, 2016.

-  10  -

Note 9 – Commitments and Contingencies

In the ordinary course of its business operations, the Company enters into arrangements that obligate it to make future payments under contracts such as lease agreements.  Additionally, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings.  The Company has established accruals for certain proceedings where those proceedings present loss contingencies that are both probable and reasonably estimable at the time of determination. The Company believes that any such currently-pending proceedings are either covered by insurance or would not have a material effect on the business or its consolidated financial statements if decided in a manner that is unfavorable to the Company. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

Infrastructure Products Litigation

The Company is currently defending a number of product liability lawsuits arising out of vehicle collisions with highway barriers incorporating the Company’s X-Lite® end terminal.  Despite the September 2017 reversal of a sizable judgment against a competitor, the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

The Company intends to vigorously defend each of these allegations.  The Company maintains insurance to mitigate the impact of adverse judgment exposures in the current product liability cases.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements. In addition, because of the complexity and early stage of these lawsuits, the Company is unable to estimate a range of possible loss.

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

-  11  -

The current estimated aggregate accrued cost of $17.4 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2018 or later.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Costs are charged against the accrual in the period in which they are paid. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis currently available, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts currently accrued for this expense.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2017,  November 30, 2016, and August 31, 2016:

	November 30,	November 30,	August 31,
($ in thousands)	2017	2016	2017
Other current liabilities	$1,616	$1,122	$2,095
Other noncurrent liabilities	15,825	17,714	15,937
Total environmental remediation liabilities	$17,441	$18,836	$18,032

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
	November 30,	November 30,
($ in thousands)	2017	2016
Product warranty accrual balance, beginning of period	$8,411	$7,443
Liabilities accrued for warranties during the period	1,456	1,001
Warranty claims paid during the period	(1,688)	(1,202)
Changes in estimates	8	330
Product warranty accrual balance, end of period	$8,187	$7,572

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares, and performance stock units to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $0.9 million for the three months ended November 30, 2017 and November 30, 2016, respectively.

-  12  -

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended November 30, 2017 and November 30, 2016:

	Three months ended November 30,
	2017		2016
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	44,312	$30.73	47,223	$26.25
RSUs	69,198	$87.06	37,033	$74.80
PSUs	14,854	$88.06	15,902	$74.80

The RSUs granted during the three months ended November 30, 2017 and November 30, 2016 consisted of 3,980 and 3,634, respectively, of awards that will be settled in cash. The weighted average stock price on the date of the grant was $91.56 and $78.23 for 2017 and 2016, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three month periods ended November 30, 2017 and November 30, 2016:

	Grant Year
	2017	2016
Weighted-average dividend yield	1.3%	1.5%
Weighted-average volatility	34.0%	36.5%
Range of risk-free interest rates	2.2%	1.5%
Weighted-average expected lives	7 years	7 years

Note 12 – Other Current Liabilities

	November 30,	November 30,	August 31,
($ in thousands)	2017	2016	2017
Other current liabilities:
Compensation and benefits	$14,615	$14,154	$18,926
Warranties	8,187	7,572	8,411
Deferred revenues	4,370	7,227	6,166
Customer deposits	3,783	4,648	4,096
Dealer related liabilities	3,286	3,384	3,500
Tax related liabilities	3,218	3,592	2,813
Accrued environmental liabilities	1,616	1,122	2,095
Other	9,800	10,167	9,112
Total other current liabilities	$48,875	$51,866	$55,119

Note 13 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2017 or November 30, 2016  in accordance with the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2017.

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

who represented 10 percent or more of its total revenues during the three and three months ended November 30, 2017 and November 30, 2016.

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

	Three months ended
	November 30,	November 30,
($ in thousands)	2017	2016
Operating revenues:
Irrigation	$103,353	$89,852
Infrastructure	21,173	20,538
Total operating revenues	$124,526	$110,390

Operating income:
Irrigation	$7,851	$5,150
Infrastructure	3,291	2,974
Segment operating income	11,142	8,124

Unallocated general and administrative expenses	(4,941)	(5,389)
Interest and other expense, net	(1,409)	(1,400)
Earnings before income taxes	$4,792	$1,335

Capital expenditures:
Irrigation	$1,673	$950
Infrastructure	196	440
Corporate	122	—
	$1,991	$1,390
Depreciation and amortization:
Irrigation	$3,079	$2,823
Infrastructure	1,138	1,109
Corporate	118	103
	$4,335	$4,035

	November 30,	November 30,	August 31,
($ in thousands)	2017	2016	2017
Total assets:
Irrigation	$327,183	$340,711	$337,446
Infrastructure	76,488	80,002	80,187
Corporate	99,736	60,230	88,399
	$503,407	$480,943	$506,032

-  14  -

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2017.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2017, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2017.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2017.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2017 were $124.5 million, an increase of 13 percent compared to $110.4 million for the three months ended November 30, 2016.  Irrigation segment revenues increased 15 percent to $103.4 million and infrastructure segment revenues increased three percent to $21.2 million.    Net earnings for the three months ended November 30, 2017 were $3.2 million, or $0.30 per diluted share, compared to net earnings  of  $0.9 million, or $0.08  per diluted share, for the three months ended November 30, 2016.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of November 2017, corn prices have increased approximately five percent while soybean prices have decreased approximately three percent from November 2016.  Commodity prices, in general, continue to be constrained from rising following record 2016 and estimated 2017 harvests in the U.S. and continuing high stock levels.

-  15  -

•

Net farm income - As of November 2017, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2017 net farm income to be $63.2 billion, up three percent from the USDA’s estimated U.S. 2016 net farm income of $61.5 billion.  If the USDA’s estimate proves accurate,  this would be the first increase in net farm income following three years of significant decline.

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

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In November 2017, the U.S. Environmental Protection Agency issued Renewable Fuels Standard volume requirements for 2018 that maintain volume requirements similar to 2017 levels.

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

As of November 30, 2017, the Company had an order backlog of $80.3 million compared with $55.9 million at November 30, 2016 and $51.8 million at August 31, 2017.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2017 compared to the Three Months ended November 30, 2016

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2017 and November 30, 2016.    It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
	November 30,	November 30,	Increase
($ in thousands)	2017	2016	(Decrease)
Consolidated
Operating revenues	$124,526	$110,390	13%
Gross profit	$32,397	$28,374	14%
Gross margin	26.0%	25.7%

Operating expenses (1)	$26,196	$25,639	2%
Operating income	$6,201	$2,735	127%
Operating margin	5.0%	2.5%

Other (expense), net	$(1,409)	$(1,400)	1%
Income tax expense	$1,607	$462	248%
Effective income tax rate	33.5%	34.6%
Net earnings	$3,185	$873	265%

Irrigation Equipment Segment
Segment operating revenues	$103,353	$89,852	15%
Segment operating income (2)	$7,851	$5,150	52%
Segment operating margin (2)	7.6%	5.7%

Infrastructure Products Segment
Segment operating revenues	$21,173	$20,538	3%
Segment operating income (2)	$3,291	$2,974	11%
Segment operating margin (2)	15.5%	14.5%

(1) Includes $4.9 million and $5.4 million of unallocated general and administrative expenses for the three months ended November 30, 2017 and November 30, 2016, respectively.
(2) Excludes unallocated general and administrative expenses.

Revenues

Operating revenues for the three months ended November 30, 2017 increased 13 percent to $124.5 million from $110.4 million for the three months ended November 30, 2016, as irrigation revenues increased $13.5 million and infrastructure revenues increased $0.6 million.  The irrigation segment provided 83 percent of the Company’s revenue for the three months ended November 30, 2017 as compared to 81 percent for the three months ended November 30, 2016.

North America irrigation revenues for the three months ended November 30, 2017 of $67.8 million increased $15.0 million, or 28 percent, from $52.8 million for the three months ended November 30, 2016.  An increase in irrigation system sales volume reflected a more traditional fall selling season compared to the prior year.  Revenues from other irrigation components increased modestly.

International irrigation revenues for the three months ended November 30, 2017 of $35.6 million decreased $1.5 million, or four percent, from $37.1 million for the three months ended November 30, 2016.  The decrease resulted from a lower level of project sales while certain markets had higher sales compared to the prior year.  The impact of foreign currency translation was insignificant.

Infrastructure segment revenues for the three months ended November 30, 2017 of $21.2 million increased $0.7 million, or three percent, from $20.5 million for the three months ended November 30, 2016.  The increase resulted from increased sales volume in road safety products and higher Road Zipper System® lease revenue were partially offset by lower revenue in other product lines.

-  18  -

Gross Profit

Gross profit for the three months ended November 30, 2017 of $32.4 million increased 14 percent from $28.4 million for the three months ended November 30, 2016.  The increase in gross profit resulted from higher revenues as well as an increase in gross margin to 26.0 percent for the three months ended November 30, 2017 from 25.7 percent for the three months ended November 30, 2016.  Infrastructure segment margins improved due to a more favorable product mix within road safety products and an increase in higher margin lease revenue.  In the irrigation segment, improved volume leverage from higher irrigation system sales was tempered by the impact of changes in product mix and changes in the regional mix of international sales.

Operating Expenses

Operating expenses of $26.2 million for the three months ended November 30, 2017 increased by two percent over operating expenses of $25.6 million in the three months ended November 30, 2016.  Operating expenses were 21.0 percent of sales for the three months ended November 30, 2017 compared to 23.2 percent of sales for the three months ended November 30, 2016.

Income Taxes

The Company recorded income tax expense of $1.6 million and $0.5 million for the three months ended November 30, 2017 and November 30, 2016, respectively.  The effective income tax rate was 33.5 percent and 34.6 percent for the three months ended November 30, 2017 and November 30, 2016, respectively.  The decrease in the effective income tax rate reflects anticipated changes in earnings mix among domestic and foreign tax jurisdictions for the full fiscal year.

On December 20, 2017, both the U.S. Senate and the U.S. House of Representatives passed reconciled U.S. tax reform legislation.  If tax reform legislation is enacted, the Company estimates a decrease to tax expense primarily due to the lower blended effective U.S. federal tax rate for fiscal 2018, partially offset by the deemed repatriation of foreign income. The Company will continue to review and assess the potential impact of the legislation to the financial statements.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $109.5 million at November 30, 2017 compared with $103.1 million at November 30, 2016 and $121.6 million at August 31, 2017.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $26.1 million, $38.8 million, and $23.5 million as of November 30, 2017,  November 30, 2016,  and August 31, 2017, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested in those subsidiaries and would need to accrue and pay taxes if such earnings were repatriated to the United States.  Accordingly, the Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $206.1 million at November 30, 2017, as compared with $190.3 million at November 30, 2016 and $200.9 million at August 31, 2017. Cash used in operations totaled $5.0 million during the three months ended November 30, 2017, a decrease of $13.1 million compared to cash provided by operations of $8.1 million during the three months ended November 30, 2016.  This decrease was primarily due to increased working capital to support higher sales.

Cash flows used in investing activities totaled $3.0 million during the three months ended November 30, 2017 compared to $1.4 million used in investing activities during the three months ended November 30, 2016.  The increase is primarily attributable to an increase in capital spending and hedging activity.  Capital spending was  $2.0 million in the first three months of fiscal 2018 compared to capital spending of $1.4 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $4.0 million during the three months ended November 30, 2017 compared to cash flows used in financing activities of $3.8 million during the three months ended November 30, 2016.  The increase in cash used in financing activities was primarily due to higher dividends paid in fiscal 2018 compared to the prior fiscal year.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s capital allocation plan, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,

-  19  -

•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,
•	Synergistic acquisitions that provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2018 are expected to be between $12.0 million and $15.0 million, including equipment replacement, manufacturing capacity expansion, and productivity improvements.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2018, the Company paid a quarterly cash dividend of $0.30 per common share, or $3.2 million, to stockholders as compared to $0.29 per common share, or $3.1 million, in the first quarter of fiscal 2017.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three months ended November 30, 2017 and November 30, 2016, respectively. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2017.

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

Revolving Credit Facility.  On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extended the termination date of the agreement from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2017 and November 30, 2016, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At November 30, 2017, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.27 percent at November 30, 2017), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At November 30, 2017,  November 30, 2016,  and August 31, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.9 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of November 30, 2017).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

-  20  -

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2017.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM  3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM  5 – Other Information

None.

-  21  -

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2018 Plan Year.†**
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21th day of December 2017.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

-  23  -