Form 10-Q
period 2018-02-28
LINDSAY CORP
filed 2018-03-29
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of March 19, 2018, 10,757,318 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Operating revenues	$130,339	$124,125	$254,865	$234,515
Cost of operating revenues	95,023	91,184	187,152	173,200
Gross profit	35,316	32,941	67,713	61,315

Operating expenses:
Selling expense	10,020	10,132	20,245	20,114
General and administrative expense	14,311	10,230	26,229	21,585
Engineering and research expense	3,919	4,057	7,972	8,359
Total operating expenses	28,250	24,419	54,446	50,058

Operating income	7,066	8,522	13,267	11,257

Other income (expense):
Interest expense	(1,095)	(1,201)	(2,331)	(2,410)
Interest income	311	171	686	336
Other (expense) income, net	(606)	144	(1,154)	(212)

Earnings before income taxes	5,676	7,636	10,468	8,971

Income tax expense	3,941	2,624	5,548	3,086

Net earnings	$1,735	$5,012	$4,920	$5,885

Earnings per share:
Basic	$0.16	$0.47	$0.46	$0.55
Diluted	$0.16	$0.47	$0.46	$0.55

Shares used in computing earnings per share:
Basic	10,743	10,657	10,724	10,647
Diluted	10,765	10,674	10,752	10,670

Cash dividends declared per share	$0.30	$0.29	$0.60	$0.58

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net earnings	$1,735	$5,012	$4,920	$5,885
Other comprehensive income:
Defined benefit pension plan adjustment, net of tax	37	38	69	75
Foreign currency translation adjustment, net of hedging activities and tax	1,814	1,947	780	513
Total other comprehensive income, net of tax (benefit) expense of ($306), $87, ($274) and $653, respectively	1,851	1,985	849	588
Total comprehensive income	$3,586	$6,997	$5,769	$6,473

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2018	February 28, 2017	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$102,211	$102,825	$121,620
Receivables, net of allowance of $7,736, $7,473, and $7,447, respectively	96,738	78,828	73,850
Inventories, net	102,975	82,847	86,155
Prepaid expenses	5,339	5,208	4,384
Other current assets	6,092	15,968	6,925
Total current assets	313,355	285,676	292,934

Property, plant, and equipment:
Cost	192,898	185,714	189,140
Less accumulated depreciation	(120,220)	(110,082)	(114,642)
Property, plant, and equipment, net	72,678	75,632	74,498

Intangibles, net	40,677	44,890	42,808
Goodwill	77,296	76,577	77,131
Deferred income tax assets	5,773	3,094	5,311
Other noncurrent assets	12,575	4,747	13,350
Total assets	$522,354	$490,616	$506,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,599	$44,254	$36,717
Current portion of long-term debt	203	199	201
Other current liabilities	57,720	46,350	55,119
Total current liabilities	104,522	90,803	92,037

Pension benefits liabilities	6,152	6,708	6,295
Long-term debt	116,673	116,876	116,775
Deferred income tax liabilities	1,179	1,678	1,191
Other noncurrent liabilities	20,768	20,995	19,679
Total liabilities	249,294	237,060	235,977

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,841, 18,746, and 18,780 shares issued, respectively	18,841	18,746	18,780
Capital in excess of stated value	66,625	59,002	63,006
Retained earnings	476,091	466,630	477,615
Less treasury stock - at cost, 8,083, 8,083, and 8,083 shares, respectively	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(11,259)	(13,584)	(12,108)
Total shareholders' equity	273,060	253,556	270,055
Total liabilities and shareholders' equity	$522,354	$490,616	$506,032

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,920	$5,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,599	8,120
Provision for uncollectible accounts receivable	228	(609)
Deferred income taxes	(931)	1,707
Share-based compensation expense	1,887	1,815
Other, net	45	(594)
Changes in assets and liabilities:
Receivables	(23,084)	2,710
Inventories	(15,239)	(7,368)
Prepaid expenses and other current assets	(1,731)	3,375
Accounts payable	9,728	11,926
Other current liabilities	5,313	(14,122)
Other noncurrent assets and liabilities	1,368	(2,123)
Net cash (used in) provided by operating activities	(8,897)	10,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,715)	(4,194)
Proceeds from settlement of net investment hedges	101	2,054
Payments for settlement of net investment hedges	(1,967)	(482)
Other investing activities, net	137	136
Net cash used in investing activities	(6,444)	(2,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,788	647
Common stock withheld for payroll tax obligations	(833)	(635)
Principal payments on long-term debt	(100)	(98)
Dividends paid	(6,444)	(6,181)
Net cash used in financing activities	(4,589)	(6,267)

Effect of exchange rate changes on cash and cash equivalents	521	(390)
Net change in cash and cash equivalents	(19,409)	1,579
Cash and cash equivalents, beginning of period	121,620	101,246
Cash and cash equivalents, end of period	$102,211	$102,825
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$2,141	$7,233
Interest paid	$2,301	$2,383

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The ASU will replace existing revenue recognition guidance in U.S. GAAP and becomes effective in the first quarter of the Company’s fiscal 2019. Early adoption is permitted only in fiscal 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The effective date of ASU No. 2016-02 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. ASU 2017-07 is effective in the first quarter of the Company’s fiscal 2019 with early adoption permitted. The Company does not believe this ASU will have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under U.S. Tax Reform through a reclassification of the stranded tax effects from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate from U.S. Tax Reform is recognized. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

Recent Accounting Guidance Adopted

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which provides guidance on accounting for the impacts of U.S. Tax Reform.  SAB 118 directs companies to consider the impact of U.S. Tax Reform as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  The Company has not yet completed its accounting for the tax effects of the U.S. Tax Reform; however it has made a reasonable, but provisional, estimate of the effects as more fully explained in Note 4 to the condensed consolidated financial statements.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2018 and February 28, 2017:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Numerator:
Net earnings	$1,735	$5,012	$4,920	$5,885

Denominator:
Weighted average shares outstanding	10,743	10,657	10,724	10,647
Diluted effect of stock awards	22	17	28	23
Weighted average shares outstanding assuming dilution	10,765	10,674	10,752	10,670

Basic net earnings per share	$0.16	$0.47	$0.46	$0.55
Diluted net earnings per share	$0.16	$0.47	$0.46	$0.55

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

	Three months ended		Six months ended
(Units and options in thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Restricted stock units	6	7	72	20
Stock options	64	119	167	133

Note 4 – Income Taxes

The Company recorded income tax expense of $3.9 million and $2.6 million for the three months ended February 28, 2018 and February 28, 2017, respectively.  The Company recorded income tax expense of $5.5 million and $3.1 million for the six months ended February 28, 2018 and February 28, 2017, respectively.  The overall income tax rate was 53.0 percent and 34.4 percent for the fiscal year-to-date periods ended February 28, 2018 and February 28, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation through U.S. Tax Reform which significantly revised the U.S. corporate income tax structure by, among other things, lowering the U.S. corporate income tax rate, repealing certain deductions, and changing the way foreign earnings are taxed. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law is enacted. As such, the Company’s estimated annual effective income tax rate for the current fiscal year includes the impact of the reduction of the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As an August fiscal year end filer, the lower corporate income tax rate will be phased in resulting in a blended U.S. corporate income tax rate of 25.7% for the fiscal year ending August 31, 2018 (effectively the four months of September through December 2017 at 35% and the eight months of January through August 2018 at 21%).

Income tax expense for the three and six months ended February 28, 2018 includes discrete items related to the impact of U.S. Tax Reform as required by ASC Topic 740. These include a one-time mandatory deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company made a reasonable estimate and recorded a provisional deemed repatriation transition tax obligation of $1.8 million. The Company continues to gather information to more precisely compute the amount of the deemed repatriation transition tax.

The Company also remeasured or revalued its deferred income tax assets and liabilities during its fiscal 2018 second quarter, resulting in a provisional deferred income tax expense of $0.8 million. This provisional amount incorporates assumptions and estimates made based upon the Company’s current interpretations of U.S. Tax Reform and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred income tax assets and liabilities.

The Company’s collective provisional estimates of $2.6 million of incremental income tax expense recorded during the second quarter of fiscal 2018 represents all known and estimable impacts of U.S. Tax Reform, and may change as the Company receives additional clarification and implementation guidance, and as data becomes available. The accounting is expected to be finalized by the end of fiscal 2018.

Certain other provisions included in U.S. Tax Reform have later effective dates for fiscal year filers and may have an impact on the Company’s future estimated annual effective income tax rate. Other future adjustments to income tax expense may include the impact of actions the Company may take as a result of U.S. Tax Reform.

The tax effects of discrete items, such as U.S. Tax Reform, were recognized in the interim period in which the events occurred for the three and six months ended February 28, 2018. The Company recorded no material discrete items for the three and six months ended February 28, 2017.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2018, February 28, 2017, and August 31, 2017:

($ in thousands)	February 28, 2018	February 28, 2017	August 31, 2017
Raw materials and supplies	$38,716	$27,368	$31,158
Work in process	9,371	7,570	7,113
Finished goods and purchased parts	60,925	53,587	52,382
Total inventory value before LIFO adjustment	109,012	88,525	90,653
Less adjustment to LIFO value	(6,037)	(5,678)	(4,498)
Inventories, net	$102,975	$82,847	$86,155

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2018	February 28, 2017	August 31, 2017
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,876	2,075	1,976
Total debt	116,876	117,075	116,976
Less current portion	(203)	(199)	(201)
Total long-term debt	$116,673	$116,876	$116,775

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$203
2 years	207
3 years	211
4 years	215
5 years	219
Thereafter	115,821
$116,876

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

($ in thousands)	Balance sheet location	February 28, 2018	February 28, 2017	August 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$—	$—
Foreign currency forward contracts	Other current liabilities	(965)	(619)	(1,633)
Total derivatives designated as hedging instruments		$(965)	$(619)	$(1,633)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$19	$—	$9
Foreign currency forward contracts	Other current liabilities	(45)	(249)	(114)
Total derivatives not designated as hedging instruments		$(26)	$(249)	$(105)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $3.0 million, $6.3 million, and $3.9 million at February 28, 2018, February 28, 2017, and August 31, 2017, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended		Six months ended
($ in thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Foreign currency forward contracts, net of tax (benefit) expense of ($330), ($47), ($273), and $563	$(1,047)	$(182)	$(924)	$736

For the three months ended February 28, 2018 and February 28, 2017, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.6 million and an after-tax net gain of $1.0 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the six months ended February 28, 2018 and February 28, 2017, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $1.3 million and an after-tax net gain of $0.9 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2018 and February 28, 2017.

At February 28, 2018, February 28, 2017, and August 31, 2017, the Company had outstanding foreign currency forward contracts to sell 32.8 million Euro, 32.9 million Euro, and 32.8 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2018, February 28, 2017, and August 31, 2017, the Company had an outstanding foreign currency forward contract to sell 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At February 28, 2018, February 28, 2017, and August 31, 2017, the Company had $6.2 million, $5.6 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2018, February 28, 2017, and August 31, 2017, respectively. There were no transfers between any levels for the periods presented.

	February 28, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,211	$—	$—	$102,211
Derivative assets	—	19	—	19
Derivative liabilities	—	(1,010)	—	(1,010)

	February 28, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,825	$—	$—	$102,825
Derivative assets	—	—	—	—
Derivative liabilities	—	(868)	—	(868)

	August 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,620	$—	$—	$121,620
Derivative assets	—	9	—	9
Derivative liabilities	—	(1,747)	—	(1,747)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and six months ended February 28, 2018 or February 28, 2017.

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

The Company intends to vigorously defend each of these allegations.  The Company maintains insurance to mitigate the impact of adverse judgment exposures in the current product liability cases.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements.  While it is possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits.

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

The current estimated aggregate accrued cost of $17.2 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2018 or beyond.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. Costs are charged against the accrual in the period in which they are paid. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis currently available, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could vary from the amounts currently accrued for this expense.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2018, February 28, 2017, and August 31, 2017:

($ in thousands)	February 28, 2018	February 28, 2017	August 31, 2017
Other current liabilities	$1,544	$1,722	$2,095
Other noncurrent liabilities	15,677	16,933	15,937
Total environmental remediation liabilities	$17,221	$18,655	$18,032

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Product warranty accrual balance, beginning of period	$8,187	$7,572	$8,411	$7,443
Liabilities accrued for warranties during the period	647	860	2,103	1,861
Warranty claims paid during the period	(1,245)	(1,420)	(2,933)	(2,621)
Changes in estimates	(41)	(74)	(33)	255
Product warranty accrual balance, end of period	$7,548	$6,938	$7,548	$6,938

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares, and performance stock units to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.9 million and $0.9 million for the three months ended February 28, 2018 and February 28, 2017, respectively.  Share-based compensation expense was $1.9 million and $1.8 million for the six months ended February 28, 2018 and February 28, 2017, respectively.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three month periods ended February 28, 2018 and February 28, 2017:

	Three months ended
	February 28, 2018		February 28, 2017
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	1,994	$30.50	-	$-
RSUs	6,401	$89.65	7,427	$74.47
PSUs	670	$87.24	-	$-

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three month period ended February 28, 2018:

Grant Year
2018
Weighted-average dividend yield	1.3%
Weighted-average volatility	33.1%
Risk-free interest rate	2.6%
Weighted-average expected lives	7 years

Note 12 – Other Current Liabilities

($ in thousands)	February 28, 2018	February 28, 2017	August 31, 2017
Other current liabilities:
Compensation and benefits	$16,146	$13,804	$18,926
Deferred revenues	12,322	4,873	6,166
Warranties	7,548	6,938	8,411
Customer deposits	6,102	4,757	4,096
Dealer related liabilities	3,445	2,724	3,500
Tax related liabilities	2,654	2,964	2,813
Accrued environmental liabilities	1,544	1,722	2,095
Other	7,959	8,568	9,112
Total other current liabilities	$57,720	$46,350	$55,119

Note 13 – Share Repurchases

There were no shares repurchased during the three and six months ended February 28, 2018 and February 28, 2017 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2018.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and six months ended February 28, 2018 and February 28, 2017.

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

	Three months ended		Six months ended
($ in thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Operating revenues:
Irrigation	$111,865	$106,209	$215,218	$196,061
Infrastructure	18,474	17,916	39,647	38,454
Total operating revenues	$130,339	$124,125	$254,865	$234,515

Operating income:
Irrigation	$11,933	$11,304	$19,784	$16,453
Infrastructure	2,519	1,595	5,810	4,571
Corporate	(7,386)	(4,377)	(12,327)	(9,767)
Total operating income	7,066	8,522	13,267	11,257

Interest and other expense, net	(1,390)	(886)	(2,799)	(2,286)
Earnings before income taxes	$5,676	$7,636	$10,468	$8,971

Capital expenditures:
Irrigation	$2,362	$1,796	$4,035	$2,746
Infrastructure	268	664	464	1,104
Corporate	94	344	216	344
	$2,724	$2,804	$4,715	$4,194
Depreciation and amortization:
Irrigation	$2,994	$2,880	$6,073	$5,703
Infrastructure	1,144	1,110	2,282	2,219
Corporate	126	95	244	198
	$4,264	$4,085	$8,599	$8,120

($ in thousands)	February 28, 2018	February 28, 2017	August 31, 2017
Total assets:
Irrigation	$348,298	$343,067	$337,446
Infrastructure	79,342	73,280	80,187
Corporate	94,714	74,269	88,399
	$522,354	$490,616	$506,032

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2017.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three and six months ended February 28, 2018.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2018 were $130.3 million, an increase of five percent compared to $124.1 million for the three months ended February 28, 2017.  Irrigation segment revenues increased five percent to $111.9 million and infrastructure segment revenues increased three percent to $18.5 million.  Net earnings for the three months ended February 28, 2018 were $1.7 million, or $0.16 per diluted share, compared to net earnings of $5.0 million, or $0.47 per diluted share, for the three months ended February 28, 2017.  Net earnings for the three months ended February 28, 2018 were reduced by tax expense of $2.6 million due to the enactment of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) and by after-tax costs of $1.7 million comprised of severance costs and professional consulting fees related to the Company’s “Foundation for Growth” initiative.

Foundation for Growth is a focused performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating performance.  A key financial objective is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 without assuming improvement in the market environment.

Additional costs anticipated in connection with this initiative, over each of the next several quarters, are expected to be recovered through improved operating income in fiscal 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of February 2018, both corn and soybean prices have increased approximately one percent from February 2017.  Commodity prices, in general, continue to be constrained from rising following record 2016 and 2017 harvests in the U.S. and continuing high stock levels.

•

Net farm income - As of February 2018, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2018 net farm income to be $59.5 billion, down seven percent from the USDA’s estimated U.S. 2017 net farm income of $63.8 billion.  If the USDA’s estimate proves accurate, net farm income in 2018 would be at its lowest level since 2009.

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

•

U.S. Tax Reform enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases. These incentives could benefit equipment sales in the future.

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

•

Currency – The value of the U.S. dollar has weakened slightly in relation to the value of currencies in some of the countries to which the Company exports products and in which the Company maintains local operations. The weakening of the dollar reduces the cost in the local currency of the products exported from the U.S. into these countries and, therefore, could positively affect the Company’s international sales and margins. In addition, the U.S. dollar value of sales made in any affected foreign currencies will increase as the value of the dollar weakens in relation to these other currencies.

After a four year cyclical downturn in our U.S. irrigation business, indications are that the market has reached a level of stabilization which, along with general economic optimism, has contributed to improved grower sentiment towards investment in irrigation equipment.  However, notable growth in demand for irrigation equipment is expected to remain constrained until there is more significant and sustained improvement in commodity prices and net farm income.  International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business has continued to generate growth and profitability improvement in an environment of constrained government spending.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  In addition, the Federal Highway Administration has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

The backlog of unshipped orders at February 28, 2018 was $90.2 million compared with $62.3 million at February 28, 2017, with higher backlogs in both the irrigation and infrastructure segments.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended February 28, 2018 compared to the Three Months ended February 28, 2017

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2018 and February 28, 2017.  It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	February 28, 2018	February 28, 2017	Increase (Decrease)
Consolidated
Operating revenues	$130,339	$124,125	5%
Gross profit	$35,316	$32,941	7%
Gross margin	27.1%	26.5%

Operating expenses (1)	$28,250	$24,419	16%
Operating income	$7,066	$8,522	-17%
Operating margin	5.4%	6.9%

Other (expense), net	$(1,390)	$(886)	57%
Income tax expense	$3,941	$2,624	50%
Overall income tax rate	69.4%	34.4%
Net earnings	$1,735	$5,012	-65%

Irrigation Equipment Segment
Segment operating revenues	$111,865	$106,209	5%
Segment operating income	$11,933	$11,304	6%
Segment operating margin	10.7%	10.6%

Infrastructure Products Segment
Segment operating revenues	$18,474	$17,916	3%
Segment operating income	$2,519	$1,595	58%
Segment operating margin	13.6%	8.9%

(1)	Includes $7.4 million and $4.4 million of corporate expenses for the three months ended February 28, 2018 and February 28, 2017, respectively.

Revenues

Operating revenues for the three months ended February 28, 2018 increased five percent to $130.3 million from $124.1 million for the three months ended February 28, 2017, as irrigation revenues increased $5.7 million and infrastructure revenues increased $0.6 million.  The irrigation segment provided 86 percent of the Company’s revenue during the three months ended February 28, 2018 and February 28, 2017.

North America irrigation revenues for the three months ended February 28, 2018 of $78.9 million increased $14.8 million, or 23 percent, from $64.1 million for the three months ended February 28, 2017.  The increase in North American irrigation revenues is due primarily to an increase in irrigation equipment unit volume compared to the prior year period.

International irrigation revenues for the three months ended February 28, 2018 of $33.0 million decreased $9.1 million, or 22 percent, from $42.1 million for the three months ended February 28, 2017.  The second quarter of the prior year included revenues from projects in developing markets that did not repeat in the current period, while demand in core markets remained stable.  The impact of foreign currency translation rates compared to the same prior year period was insignificant.

Infrastructure segment revenues for the three months ended February 28, 2018 of $18.5 million increased $0.6 million, or three percent, from $17.9 million for the three months ended February 28, 2017.  The increase resulted from higher Road Zipper System® sales that were partially offset by a decline in sales volume from North America road safety products.

Gross Profit

Gross profit for the three months ended February 28, 2018 of $35.3 million increased seven percent from $32.9 million for the three months ended February 28, 2017.  The increase in gross profit resulted from higher revenues and an increase in gross margin to 27.1 percent for the three months ended February 28, 2018 from 26.5 percent for the three months ended February 28, 2017.  Improved gross margin in the infrastructure segment was partially offset by slightly lower gross margin in the irrigation segment.  Infrastructure margin improved due to a higher proportion of revenue from Road Zipper System® sales which resulted in an improved margin mix.  In irrigation, improved volume leverage from higher North America irrigation system sales was partially offset by lower project sales and margins in international markets.

Operating Expenses

Operating expenses of $28.3 million for the three months ended February 28, 2018 increased by $3.8 million over operating expenses in the three months ended February 28, 2017.  The increase included $2.3 million of severance costs and professional consulting fees associated with the Company’s Foundation for Growth performance improvement initiative.  The remainder of the increase is due primarily to higher professional fees and healthcare costs compared to the prior year.  Operating expenses were 22 percent of sales for the three months ended February 28, 2018 compared to 20 percent of sales for the three months ended February 28, 2017.

Income Taxes

The Company recorded income tax expense of $3.9 million and $2.6 million for the three months ended February 28, 2018 and February 28, 2017, respectively.  The overall income tax rate was 69.4 percent and 34.4 percent for the three months ended February 28, 2018 and February 28, 2017, respectively.  Tax expense for the three months ended February 28, 2018 includes $2.6 million of incremental expense resulting from the enactment of U.S. Tax Reform, as more fully explained in Note 4 to the condensed consolidated financial statements.

For the Six Months ended February 28, 2018 compared to the Six Months ended February 28, 2017

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2018 and February 28, 2017.  It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Six months ended		Percent
($ in thousands)	February 28, 2018	February 28, 2017	Increase (Decrease)
Consolidated
Operating revenues	$254,865	$234,515	9%
Gross profit	$67,713	$61,315	10%
Gross margin	26.6%	26.1%

Operating expenses (1)	$54,446	$50,058	9%
Operating income	$13,267	$11,257	18%
Operating margin	5.2%	4.8%

Other (expense), net	$(2,799)	$(2,286)	22%
Income tax expense	$5,548	$3,086	80%
Overall income tax rate	53.0%	34.4%
Net earnings	$4,920	$5,885	-16%

Irrigation Equipment Segment
Segment operating revenues	$215,218	$196,061	10%
Segment operating income	$19,784	$16,453	20%
Segment operating margin	9.2%	8.4%

Infrastructure Products Segment
Segment operating revenues	$39,647	$38,454	3%
Segment operating income	$5,810	$4,571	27%
Segment operating margin	14.7%	11.9%

(1)	Includes $12.3 million and $9.8 million of corporate expenses for the six months ended February 28, 2018 and February 28, 2017, respectively.

Revenues

Operating revenues for the six months ended February 28, 2018 increased nine percent to $254.9 million from $234.5 million for the six months ended February 28, 2017, as irrigation revenues increased $19.2 million and infrastructure revenues increased by $1.2 million.  The irrigation segment provided 84 percent of the Company’s revenue during the six months ended February 28, 2018 and February 28, 2017.

North America irrigation revenues for the six months ended February 28, 2018 of $146.6 million increased $29.7 million or 25 percent from $116.9 million for the six months ended February 28, 2017. The increase in North American irrigation revenues is due primarily to an increase in irrigation equipment unit volume compared to the prior year period.

International irrigation revenues for the six months ended February 28, 2018 of $68.6 million decreased $10.6 million or 13 percent from $79.2 million for the six months ended February 28, 2017.  The six month period of the prior year included revenues from projects in developing markets that did not repeat in the current period, while demand in core markets remained stable.  The impact of foreign currency translation rates compared to the same prior year period was insignificant.

Infrastructure segment revenues for the six months ended February 28, 2018 of $39.6 million increased $1.2 million or three percent from $38.5 million for the six months ended February 28, 2017.  The increase resulted from higher Road Zipper System® sales as well as overall increased demand for road safety products compared with the prior year.

Gross Profit

Gross profit for the six months ended February 28, 2018 of $67.7 million increased 10 percent from $61.3 million for the six months ended February 28, 2017.  The increase in gross profit resulted from higher revenues and an increase in gross margin to 26.6 percent for the six months ended February 28, 2018 from 26.1 percent for the six months ended February 28, 2017.  Improved gross margin in the infrastructure segment was partially offset by slightly lower gross margin in the irrigation segment.  Infrastructure margin improved due to a higher proportion of revenue from Road Zipper System® sales which resulted in an improved margin mix. In the irrigation segment, improved volume leverage from higher irrigation system sales in North America was offset by lower international irrigation sales and changes in the regional mix of sales.

Operating Expenses

The Company’s operating expenses of $54.4 million for the six months ended February 28, 2018 increased by $4.4 million over operating expenses for the six months ended February 28, 2017.  The increase included $2.3 million of severance costs and professional consulting fees associated with the Company’s Foundation for Growth performance improvement initiative.  The remainder of the increase is due primarily to higher professional fees and healthcare costs compared to the prior year.  Operating expenses were 21 percent of sales for each of the six months ended February 28, 2018 and February 28, 2017.

Income Taxes

The Company recorded income tax expense of $5.5 million and $3.1 million for the six months ended February 28, 2018 and February 28, 2017, respectively.  The overall income tax rate was 53.0 percent and 34.4 percent for the six months ended February 28, 2018 and February 28, 2017, respectively.  Tax expense for the six months ended February 28, 2018 includes $2.6 million of incremental expense resulting from the enactment of U.S. Tax Reform, as more fully explained in Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $102.2 million at February 28, 2018 compared with $102.8 million at February 28, 2017 and $121.6 million at August 31, 2017.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $25.4 million, $32.1 million, and $23.5 million as of February 28, 2018, February 28, 2017, and August 31, 2017, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  These incremental taxes would be in addition to the one-time mandatory deemed repatriation transition tax of $1.8 million as more fully explained in Note 4 to the condensed consolidated financial statements. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $208.8 million at February 28, 2018, as compared with $194.9 million at February 28, 2017 and $200.9 million at August 31, 2017. Cash used in operations totaled $8.9 million during the six months ended February 28, 2018, a decrease of $19.6 million compared to cash provided by operations of $10.7 million during the six months ended February 28, 2017.  This decrease was primarily due to increased working capital to support higher sales.

Cash flows used in investing activities totaled $6.4 million during the six months ended February 28, 2018 compared to $2.5 million used in investing activities during the six months ended February 28, 2017.  The increase is primarily attributable to an increase in capital spending and changes in hedging activity.  Capital spending was $4.7 million in the first six months of fiscal 2018 compared to capital spending of $4.2 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $4.6 million during the six months ended February 28, 2018 compared to cash flows used in financing activities of $6.3 million during the six months ended February 28, 2017.  The decrease in cash used in financing activities was primarily due to higher proceeds from the exercise of stock options in fiscal 2018 compared to the prior fiscal year.

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

Capital Expenditures

Capital expenditures for fiscal 2018 are expected to be between $10.0 million and $12.0 million, including equipment replacement and productivity improvements.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2018, the Company paid a quarterly cash dividend of $0.30 per common share, or $3.2 million, to stockholders as compared to $0.29 per common share, or $3.1 million, in the second quarter of fiscal 2017.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three and six months ended February 28, 2018 and February 28, 2017, respectively. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2018.

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

Revolving Credit Facility. On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). On February 28, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extended the termination date of the agreement from February 18, 2018 to February 28, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2018 and February 28, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At February 28, 2018, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.56 percent at February 28, 2018), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At February 28, 2018, February 28, 2017, and August 31, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.9 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of February 28, 2018).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2018.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Separation Agreement and General Release, dated January 10, 2018, by and between the Company and David B. Downing.†

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 2018.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)