Form 10-Q
period 2018-05-31
LINDSAY CORP
filed 2018-06-29
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of June 22, 2018, 10,757,318 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Operating revenues	$169,571	$151,533	$424,436	$386,048
Cost of operating revenues	118,093	105,627	305,245	278,827
Gross profit	51,478	45,906	119,191	107,221

Operating expenses:
Selling expense	10,842	10,451	31,087	30,565
General and administrative expense	17,974	13,693	44,203	35,278
Engineering and research expense	3,960	4,348	11,932	12,707
Total operating expenses	32,776	28,492	87,222	78,550

Operating income	18,702	17,414	31,969	28,671

Other income (expense):
Interest expense	(1,226)	(1,156)	(3,502)	(3,566)
Interest income	540	545	1,171	881
Other (expense) income, net	(571)	(606)	(1,725)	(818)

Earnings before income taxes	17,445	16,197	27,913	25,168

Income tax expense	7,066	5,245	12,614	8,331

Net earnings	$10,379	$10,952	$15,299	$16,837

Earnings per share:
Basic	$0.96	$1.03	$1.43	$1.58
Diluted	$0.96	$1.02	$1.42	$1.58

Shares used in computing earnings per share:
Basic	10,757	10,677	10,735	10,657
Diluted	10,785	10,705	10,763	10,682

Cash dividends declared per share	$0.30	$0.29	$0.90	$0.87

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net earnings	$10,379	$10,952	$15,299	$16,837
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	40	38	109	113
Foreign currency translation adjustment, net of hedging activities and tax	(3,705)	(476)	(2,925)	37
Total other comprehensive (loss) income, net of tax expense (benefit) of $347, ($722), $74 and ($69), respectively	(3,665)	(438)	(2,816)	150
Total comprehensive income	$6,714	$10,514	$12,483	$16,987

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2018	May 31, 2017	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$111,779	$113,212	$121,620
Receivables, net of allowance of $4,143, $7,473, and $7,447, respectively	92,135	86,772	73,850
Inventories, net	82,635	88,601	86,155
Prepaid expenses	4,132	4,944	4,384
Assets held-for-sale	51,516	—	—
Other current assets	8,209	11,877	6,925
Total current assets	350,406	305,406	292,934

Property, plant, and equipment:
Cost	172,438	187,890	189,140
Less accumulated depreciation	(112,554)	(113,481)	(114,642)
Property, plant, and equipment, net	59,884	74,409	74,498

Intangibles, net	28,656	43,874	42,808
Goodwill	64,723	76,843	77,131
Deferred income tax assets	4,581	6,027	5,311
Other noncurrent assets	11,978	4,728	13,350
Total assets	$520,228	$511,287	$506,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,281	$40,256	$36,717
Current portion of long-term debt	204	200	201
Liabilities held-for-sale	14,275	—	—
Other current liabilities	53,911	62,501	55,119
Total current liabilities	98,671	102,957	92,037

Pension benefits liabilities	6,080	6,628	6,295
Long-term debt	116,622	116,826	116,775
Deferred income tax liabilities	1,117	1,111	1,191
Other noncurrent liabilities	20,229	20,060	19,679
Total liabilities	242,719	247,582	235,977

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,841, 18,773, and 18,780 shares issued, respectively	18,841	18,773	18,780
Capital in excess of stated value	67,587	61,709	63,006
Retained earnings	483,243	474,483	477,615
Less treasury stock - at cost, 8,083, 8,083, and 8,083 shares, respectively	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(14,924)	(14,022)	(12,108)
Total shareholders' equity	277,509	263,705	270,055
Total liabilities and shareholders' equity	$520,228	$511,287	$506,032

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,299	$16,837
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,851	12,337
Loss on businesses held-for-sale	6,023	—
Provision for uncollectible accounts receivable	(2,407)	(408)
Deferred income taxes	(687)	(1,383)
Share-based compensation expense	2,942	2,798
Other, net	473	226
Changes in assets and liabilities:
Receivables	(29,826)	(5,737)
Inventories	(8,247)	(13,217)
Prepaid expenses and other current assets	(971)	3,255
Accounts payable	1,901	8,182
Other current liabilities	10,058	4,734
Other noncurrent assets and liabilities	766	(3,158)
Net cash provided by operating activities	8,175	24,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,920)	(6,219)
Proceeds from settlement of net investment hedges	101	2,054
Payments for settlement of net investment hedges	(3,089)	(948)
Other investing activities, net	241	137
Net cash used in investing activities	(9,667)	(4,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,788	2,455
Common stock withheld for payroll tax obligations	(833)	(635)
Principal payments on long-term debt	(150)	(147)
Dividends paid	(9,671)	(9,280)
Net cash used in financing activities	(7,866)	(7,607)

Effect of exchange rate changes on cash and cash equivalents	(483)	83
Net change in cash and cash equivalents	(9,841)	11,966
Cash and cash equivalents, beginning of period	121,620	101,246
Cash and cash equivalents, end of period	$111,779	$113,212
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$6,087	$8,772
Interest paid	$2,358	$2,423

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

The Company is continuing to evaluate the impact of the ASU on the Company’s operations, accounting policies, internal control over financial reporting, consolidated financial statements, and disclosures. The Company has identified that the key changes in the ASU that could potentially impact the Company’s revenue recognition relates to the allocation of contract revenues between various products and services, the timing of when those revenues are recognized, and the deferral of incremental costs to obtain a contract. Based on the current status of the evaluation, the adoption of the standard is not expected to have a material effect on the amounts or timing of revenue recognition.  The Company expects to adopt the new standard using the modified retrospective approach effective September 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The effective date of ASU No. 2016-02 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently in the assessment phase and is evaluating the effect that adopting this standard will have on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which modifies the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. ASU 2018-02 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate from U.S. Tax Reform is recognized. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

Recent Accounting Guidance Adopted

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the impacts of U.S. Tax Reform.  SAB 118 directs companies to consider the impact of U.S. Tax Reform as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes.  The Company has not yet completed its accounting for the tax effects of the U.S. Tax Reform; however it has made a reasonable, but provisional, estimate of the effects as more fully explained in Note 6 to the condensed consolidated financial statements.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2018 and May 31, 2017:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Numerator:
Net earnings	$10,379	$10,952	$15,299	$16,837

Denominator:
Weighted average shares outstanding	10,757	10,677	10,735	10,657
Diluted effect of stock awards	28	28	28	25
Weighted average shares outstanding assuming dilution	10,785	10,705	10,763	10,682

Basic net earnings per share	$0.96	$1.03	$1.43	$1.58
Diluted net earnings per share	$0.96	$1.02	$1.42	$1.58

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

	Three months ended		Nine months ended
(Units and options in thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Restricted stock units	1	—	24	14
Stock options	58	101	75	123

Note 4 – Inventories

Inventories consisted of the following as of May 31, 2018, May 31, 2017, and August 31, 2017:

($ in thousands)	May 31, 2018	May 31, 2017	August 31, 2017
Raw materials and supplies	$39,320	$32,960	$31,158
Work in process	7,898	7,849	7,113
Finished goods and purchased parts	41,454	53,469	52,382
Total inventory value before LIFO adjustment	88,672	94,278	90,653
Less adjustment to LIFO value	(6,037)	(5,677)	(4,498)
Inventories, net	$82,635	$88,601	$86,155

Note 5 – Assets and Liabilities Held-For-Sale

During the third quarter of fiscal 2018, the Company completed a portfolio review of business investments and has committed to a plan of divestiture of its filtration and pump systems businesses as well as a Company-owned irrigation dealership, all of which are reported in the Irrigation segment.  The Company has determined that the divestiture of these businesses does not meet the criteria for discontinued operations presentation as the commitment to divest these businesses does not represent a strategic shift that will have a major effect on its operations and financial results.  As a result of this classification, the assets and liabilities of these businesses are separately presented within the captions “Assets held-for-sale” and “Liabilities held-for-sale” in the condensed consolidated balance sheet as of May 31, 2018.  Assets and liabilities held-for-sale are recorded at their estimated selling price less costs to sell.  The Company has estimated that value for certain of these businesses to be less than their existing carrying value and has recorded an expense of $6.0 million included in general and administrative expense on the condensed consolidated statement of earnings in the fiscal quarter ended May 31, 2018.  Subsequent to the end of the fiscal quarter, the Company entered into a definitive agreement to sell its filtration and pump systems businesses with an anticipated closing date in the fourth fiscal quarter.  The Company expects the sale of the Company-owned irrigation dealership to close before the end of the current calendar year.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at May 31, 2018, are as follows:

($ in thousands)	May 31, 2018
Receivables, net of allowance of $547	$12,212
Inventories, net	11,210
Prepaid expenses	178
Other current assets	55
Property, plant, and equipment, net	10,693
Intangibles, net	10,827
Goodwill	6,341
Total assets	51,516

Accounts payable	7,522
Other current liabilities	6,243
Other noncurrent liabilities	510
Total liabilities	14,275

Net assets	$37,241

Note 6 – Income Taxes

The Company recorded income tax expense of $7.1 million and $5.2 million for the three months ended May 31, 2018 and May 31, 2017, respectively.  The Company recorded income tax expense of $12.6 million and $8.3 million for the nine months ended May 31, 2018 and May 31, 2017, respectively.  The effective income tax rate was 28.5 percent and 33.1 percent for the fiscal year-to-date periods ended May 31, 2018 and May 31, 2017, respectively.  The Company also recorded $4.7 million of discrete income tax expense for the fiscal year-to-date period ended May 31, 2018 as discussed further below.

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

Income tax expense for the three and nine months ended May 31, 2018 includes discrete items related to the impact of U.S. Tax Reform as required by ASC Topic 740. These include a one-time mandatory deemed repatriation transition tax on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company made a reasonable estimate and recorded a provisional deemed repatriation transition tax obligation of $1.8 million. The Company continues to gather information to more precisely compute the amount of the deemed repatriation transition tax.

The Company also remeasured or revalued its deferred income tax assets and liabilities during its fiscal 2018 second quarter, resulting in a provisional deferred income tax expense of $0.8 million, and an additional $0.4 million in its fiscal 2018 third quarter. This provisional amount incorporates assumptions and estimates made based upon the Company’s current interpretations of U.S. Tax Reform and may change as the Company receives additional implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred income tax assets and liabilities.

The Company’s collective provisional estimates of $3.0 million of incremental income tax expense recorded during the second and third quarters of fiscal 2018 represents all known and estimable impacts of U.S. Tax Reform, and may change as the Company receives additional clarification and implementation guidance, and as data becomes available. The accounting is expected to be finalized by the end of fiscal 2018.

Certain other provisions included in U.S. Tax Reform have later effective dates for fiscal year filers and may have an impact on the Company’s future estimated annual effective income tax rate. Other future adjustments to income tax expense may include the impact of actions the Company may take as a result of U.S. Tax Reform.

The tax effects of discrete items related to U.S. Tax Reform as described above, in addition to tax impacts of $1.7 million related to a non-deductible carrying value adjustment on businesses held-for-sale, were recognized in the interim periods in which the events occurred for the three and nine months ended May 31, 2018.  The Company recorded no material discrete items for the three and nine months ended May 31, 2017.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2018	May 31, 2017	August 31, 2017
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,826	2,026	1,976
Total debt	116,826	117,026	116,976
Less current portion	(204)	(200)	(201)
Total long-term debt	$116,622	$116,826	$116,775

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$204
2 years	208
3 years	212
4 years	216
5 years	220
Thereafter	115,766
$116,826

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

($ in thousands)	Balance sheet location	May 31, 2018	May 31, 2017	August 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$2,149	$—	$—
Foreign currency forward contracts	Other current liabilities	(49)	(2,109)	(1,633)
Total derivatives designated as hedging instruments		$2,100	$(2,109)	$(1,633)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$92	$71	$9
Foreign currency forward contracts	Other current liabilities	(11)	(3)	(114)
Total derivatives not designated as hedging instruments		$81	$68	$(105)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $4.4 million, $5.1 million, and $3.9 million at May 31, 2018, May 31, 2017, and August 31, 2017, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Foreign currency forward contracts, net of tax expense (benefit) of $544, ($744), $271, and ($181)	$1,404	$(1,213)	$480	$(477)

For the three months ended May 31, 2018 and May 31, 2017, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $0.8 million and $0.3 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the nine months ended May 31, 2018 and May 31, 2017, the Company settled foreign currency forward contracts resulting in an after-tax net loss of $2.1 million and an after-tax net gain of $0.6 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2018 and May 31, 2017.

At May 31, 2018, May 31, 2017, and August 31, 2017, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.8 million Euro, 32.9 million Euro, and 32.8 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2018, May 31, 2017, and August 31, 2017, the Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At May 31, 2018, May 31, 2017, and August 31, 2017, the Company had notional value of $5.9 million, $3.1 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2018, May 31, 2017, and August 31, 2017, respectively. There were no transfers between any levels for the periods presented.

	May 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$111,779	$—	$—	$111,779
Derivative assets	—	2,241	—	2,241
Derivative liabilities	—	(60)	—	(60)

	May 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$113,212	$—	$—	$113,212
Derivative assets	—	71	—	$71
Derivative liabilities	—	(2,112)	—	$(2,112)

	August 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,620	$—	$—	$121,620
Derivative assets	—	9	—	9
Derivative liabilities	—	(1,747)	—	(1,747)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three and nine months ended May 31, 2018 or May 31, 2017.

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

The current estimated aggregate accrued cost of $16.8 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2018 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of May 31, 2018, May 31, 2017, and August 31, 2017:

($ in thousands)	May 31, 2018	May 31, 2017	August 31, 2017
Other current liabilities	$1,281	$2,134	$2,095
Other noncurrent liabilities	15,513	16,161	15,937
Total environmental remediation liabilities	$16,794	$18,295	$18,032

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Product warranty accrual balance, beginning of period	$7,548	$6,938	$8,411	$7,443
Liabilities accrued for warranties during the period	1,483	2,364	3,586	4,225
Warranty claims paid during the period	(1,177)	(1,893)	(4,111)	(4,514)
Changes in estimates	153	186	121	441
Transfers to liabilities held-for-sale	(872)	—	(872)	—
Product warranty accrual balance, end of period	$7,135	$7,595	$7,135	$7,595

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares, and performance stock units to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $1.0 million for the three months ended May 31, 2018 and May 31, 2017, respectively.  Share-based compensation expense was $2.9 million and $2.8 million for the nine months ended May 31, 2018 and May 31, 2017, respectively.

Note 13 – Other Current Liabilities

($ in thousands)	May 31, 2018	May 31, 2017	August 31, 2017
Other current liabilities:
Compensation and benefits	$17,258	$18,832	$18,926
Deferred revenues	9,701	8,854	6,166
Warranties	7,135	7,595	8,411
Tax related liabilities	5,174	3,330	2,813
Dealer related liabilities	3,237	5,112	3,500
Customer deposits	1,767	5,392	4,096
Accrued environmental liabilities	1,281	2,134	2,095
Other	8,358	11,252	9,112
Total other current liabilities	$53,911	$62,501	$55,119

Note 14 – Share Repurchases

There were no shares repurchased during the three and nine months ended May 31, 2018 and May 31, 2017 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2018.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2018 and May 31, 2017.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Operating revenues:
Irrigation	$128,421	$120,040	$343,639	$316,102
Infrastructure	41,150	31,493	80,797	69,946
Total operating revenues	$169,571	$151,533	$424,436	$386,048

Operating income:
Irrigation	$11,718	$16,508	$31,502	$32,961
Infrastructure	14,248	8,016	20,058	12,588
Corporate	(7,264)	(7,110)	(19,591)	(16,878)
Total operating income	18,702	17,414	31,969	28,671

Interest and other expense, net	(1,257)	(1,217)	(4,056)	(3,503)
Earnings before income taxes	$17,445	$16,197	$27,913	$25,168

Capital expenditures:
Irrigation	$1,950	$1,625	$5,985	$4,371
Infrastructure	252	131	716	1,235
Corporate	3	269	219	613
	$2,205	$2,025	$6,920	$6,219
Depreciation and amortization:
Irrigation	$2,974	$3,011	$9,047	$8,714
Infrastructure	1,153	1,111	3,435	3,330
Corporate	125	95	369	293
	$4,252	$4,217	$12,851	$12,337

($ in thousands)	May 31, 2018	May 31, 2017	August 31, 2017
Total assets:
Irrigation	$326,058	$343,722	$337,446
Infrastructure	88,616	84,327	80,187
Corporate	105,554	83,238	88,399
	$520,228	$511,287	$506,032

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2017.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three and nine months ended May 31, 2018.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2018 were $169.6 million, an increase of 12 percent compared to $151.5 million for the three months ended May 31, 2017.  Irrigation segment revenues increased seven percent to $128.4 million and infrastructure segment revenues increased 31 percent to $41.2 million.  Net earnings for the three months ended May 31, 2018 were $10.4 million, or $0.96 per diluted share, compared to net earnings of $11.0 million, or $1.02 per diluted share, for the three months ended May 31, 2017.  Net earnings for the three months ended May 31, 2018 were reduced by after-tax costs of $7.5 million, or $0.70 per diluted share, related to the Company’s “Foundation for Growth” initiative.

Foundation for Growth is a focused performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating performance.  A key financial objective is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 exclusive of market changes.

During the three months ended May 31, 2018, in connection with a portfolio review of business investments, the Company committed to a plan of divestiture of its pump and filtration businesses as well as a Company-owned irrigation dealership.  The investments are classified as held-for-sale in the May 31, 2018 condensed consolidated balance sheet.  The combined revenues from these businesses are approximately $70 million annually.  The divestitures are expected to reduce future revenues and to have a positive impact on operating margins.  In addition to these business divestitures, the Company announced plans to close one of its infrastructure manufacturing facilities prior to the end of the calendar year.

Results for the three months ended May 31, 2018 include pre-tax costs of $7.6 million in connection with the Foundation for Growth initiative, of which $6.0 million represents an adjustment to the carrying value of businesses held-for-sale with the remainder representing severance costs and professional consulting fees.  These costs, and additional future costs anticipated in connection with this initiative, are expected to be recovered through improved operating income in fiscal 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of May 2018, corn prices have increased approximately nine percent and soybean prices have increased approximately thirteen percent from May 2017.  Commodity prices, although somewhat improved over the prior year, continue to be substantially lower than the peak prices reached in 2013.

•

Net farm income – The U.S. Department of Agriculture (the “USDA”) report from February 2018 estimated U.S. 2018 net farm income to be $59.5 billion, down seven percent from the USDA’s estimated U.S. 2017 net farm income of $63.8 billion.  If the USDA’s estimate proves accurate, net farm income in 2018 would be at its lowest level since 2009.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures.  Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or excessive natural precipitation.

•	Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•

The Agricultural Act of 2014 provides a degree of certainty to growers by adopting a five-year farm bill. This law continued many of the existing programs, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

The Tax Cuts and Jobs Act (“U.S. Tax Reform”) enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases. These incentives could benefit equipment sales in the future.

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

After a four-year cyclical downturn in our U.S. irrigation business, indications are that the market has reached a level of stabilization which, along with general economic optimism, has contributed to improved grower sentiment towards investment in irrigation equipment.  More recently however, this improved sentiment is being tempered by uncertainty regarding the outcome of U.S. steel tariffs and trade negotiations with other countries.  International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

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

The backlog of unshipped orders at May 31, 2018 was $55.8 million compared with $70.1 million at May 31, 2017, with higher overall backlogs in the infrastructure segment and lower overall backlogs in the irrigation segment.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Steel prices in the U.S. have increased dramatically over the last several months, primarily as a result of tariffs that have been placed on imported steel.  In addition, freight costs in the U.S. have recently increased due to a general trucking shortage.  The Company has generally been able to pass through raw material and other cost increases to its customers and intends to continue to do so, however a sustained increase in steel prices or freight costs could impact customer sentiment for investment or result in additional pressure on operating margins.

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

Results of Operations

For the Three Months ended May 31, 2018 compared to the Three Months ended May 31, 2017

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2018 and May 31, 2017.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	May 31, 2018	May 31, 2017	Increase (Decrease)
Consolidated
Operating revenues	$169,571	$151,533	12%
Gross profit	$51,478	$45,906	12%
Gross margin	30.4%	30.3%

Operating expenses (1)	$32,776	$28,492	15%
Operating income	$18,702	$17,414	7%
Operating margin	11.0%	11.5%

Other (expense), net	$(1,257)	$(1,217)	3%
Income tax expense	$7,066	$5,245	35%
Overall income tax rate	40.5%	32.4%
Net earnings	$10,379	$10,952	-5%

Irrigation Equipment Segment
Segment operating revenues	$128,421	$120,040	7%
Segment operating income	$11,718	$16,508	-29%
Segment operating margin	9.1%	13.8%

Infrastructure Products Segment
Segment operating revenues	$41,150	$31,493	31%
Segment operating income	$14,248	$8,016	78%
Segment operating margin	34.6%	25.5%

(1)	Includes $7.3 million and $7.1 million of corporate expenses for the three months ended May 31, 2018 and May 31, 2017, respectively.

Revenues

Operating revenues for the three months ended May 31, 2018 increased 12 percent to $169.6 million from $151.5 million for the three months ended May 31, 2017, as irrigation revenues increased $8.4 million and infrastructure revenues increased $9.7 million.  The irrigation segment provided 76 percent of the Company’s revenue during the three months ended May 31, 2018 as compared to 79 percent for the three months ended May 31, 2017.

North America irrigation revenues for the three months ended May 31, 2018 of $87.4 million increased $8.6 million, or 11 percent, from $78.8 million for the three months ended May 31, 2017.  The increase in North American irrigation revenues is due primarily to an increase in irrigation equipment unit volume and higher average selling prices compared to the prior year period.

International irrigation revenues for the three months ended May 31, 2018 of $41.0 million decreased by $0.3 million, or one percent, from $41.3 million for the three months ended May 31, 2017.  Higher project activity in developing markets was offset by lower activity levels in Brazil.  The impact of foreign currency translation rates compared to the same prior year period was insignificant.

Infrastructure segment revenues for the three months ended May 31, 2018 of $41.2 million increased $9.7 million, or 31 percent, from $31.5 million for the three months ended May 31, 2017.  The increase was driven by higher Road Zipper System® sales from large orders that had been in the backlog at the end of the previous quarter.

Gross Profit

Gross profit for the three months ended May 31, 2018 of $51.5 million increased 12 percent from $45.9 million for the three months ended May 31, 2017.  The increase in gross profit resulted primarily from higher revenues as gross margin increased slightly to 30.4 percent for the three months ended May 31, 2018 from 30.3 percent for the three months ended May 31, 2017.  Improved gross margin in the infrastructure segment was offset by lower gross margin in the irrigation segment.  Infrastructure margin improved due to higher revenue from Road Zipper System® sales which resulted in an improved margin mix and cost leverage.  Higher freight costs pressured North America irrigation margins, while international margins were negatively impacted by a lower margin mix from project orders.

Operating Expenses

Operating expenses of $32.8 million for the three months ended May 31, 2018 increased by $4.3 million over operating expenses in the three months ended May 31, 2017.  The increase included costs of $7.6 million in connection with the Company’s Foundation for Growth initiative, of which $6.0 million represents an adjustment to the carrying value of businesses held-for-sale with the remainder representing severance costs and professional consulting fees.  The increase was partially offset by the net recovery of $2.5 million in previously reserved accounts receivable.  Operating expenses were 19.3 percent of sales for the three months ended May 31, 2018 compared to 18.8 percent of sales for the three months ended May 31, 2017.

Income Taxes

The Company recorded income tax expense of $7.1 million and $5.2 million for the three months ended May 31, 2018 and May 31, 2017, respectively.  The overall income tax rate was 40.5 percent and 32.4 percent for the three months ended May 31, 2018 and May 31, 2017, respectively.  The increase in tax expense for the three months ended May 31, 2018 includes $1.7 million for tax impacts related to assets and liabilities held-for-sale and $0.4 million of incremental expense resulting from the enactment of U.S. Tax Reform, as more fully explained in Note 6 to the condensed consolidated financial statements.

For the Nine Months ended May 31, 2018 compared to the Nine Months ended May 31, 2017

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2018 and May 31, 2017.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Nine months ended		Percent
($ in thousands)	May 31, 2018	May 31, 2017	Increase (Decrease)
Consolidated
Operating revenues	$424,436	$386,048	10%
Gross profit	$119,191	$107,221	11%
Gross margin	28.1%	27.8%

Operating expenses (1)	$87,222	$78,550	11%
Operating income	$31,969	$28,671	12%
Operating margin	7.5%	7.4%

Other (expense), net	$(4,056)	$(3,503)	16%
Income tax expense	$12,614	$8,331	51%
Overall income tax rate	45.2%	33.1%
Net earnings	$15,299	$16,837	-9%

Irrigation Equipment Segment
Segment operating revenues	$343,639	$316,102	9%
Segment operating income	$31,502	$32,961	-4%
Segment operating margin	9.2%	10.4%

Infrastructure Products Segment
Segment operating revenues	$80,797	$69,946	16%
Segment operating income	$20,058	$12,588	59%
Segment operating margin	24.8%	18.0%

(1)	Includes $19.6 million and $16.9 million of corporate expenses for the nine months ended May 31, 2018 and May 31, 2017, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2018 increased 10 percent to $424.4 million from $386.0 million for the nine months ended May 31, 2017, as irrigation revenues increased $27.5 million and infrastructure revenues increased by $10.9 million.  The irrigation segment provided 81 percent of the Company’s revenue during the nine months ended May 31, 2018 as compared to 82 percent for the nine months ended May 31, 2017.

North America irrigation revenues for the nine months ended May 31, 2018 of $234.0 million increased $38.4 million or 20 percent from $195.6 million for the nine months ended May 31, 2017. The increase in North American irrigation revenues is due primarily to an increase in irrigation equipment unit volume compared to the prior year period.

International irrigation revenues for the nine months ended May 31, 2018 of $109.6 million decreased $10.9 million or nine percent from $120.5 million for the nine months ended May 31, 2017.  The decrease is primarily the result of lower project activity in developing markets and lower activity levels in Brazil.  The impact of foreign currency translation rates compared to the same prior year period was insignificant.

Infrastructure segment revenues for the nine months ended May 31, 2018 of $80.8 million increased $10.9 million or 16 percent from $69.9 million for the nine months ended May 31, 2017.  The increase resulted primarily from higher Road Zipper System® sales compared with the prior year.

Gross Profit

Gross profit for the nine months ended May 31, 2018 of $119.1 million increased 11 percent from $107.2 million for the nine months ended May 31, 2017.  The increase in gross profit resulted from higher revenues and an increase in gross margin to 28.1 percent for the nine months ended May 31, 2018 from 27.8 percent for the nine months ended May 31, 2017.  Improved gross margin in the infrastructure segment was partially offset by slightly lower gross margin in the irrigation segment.  Infrastructure margin improved due to a higher proportion of revenue from Road Zipper System® sales which resulted in an improved margin mix. In the irrigation segment, improved volume leverage from higher irrigation system sales in North America was offset by lower international irrigation sales and changes in the regional mix of sales.

Operating Expenses

The Company’s operating expenses of $87.2 million for the nine months ended May 31, 2018 increased by $8.7 million over operating expenses for the nine months ended May 31, 2017.  The increase included costs of $9.9 million in connection with the Company’s Foundation for Growth initiative, of which $6.0 million represents an adjustment to the carrying value of businesses held-for-sale with the remainder representing severance costs and professional consulting fees. The increase were partially offset by the net recovery of $2.5 million in previously reserved accounts receivable. Operating expenses were 20.6 percent of sales for the nine months ended May 31, 2018 compared to 20.3 percent of sales for the nine months ended May 31, 2017.

Income Taxes

The Company recorded income tax expense of $12.6 million and $8.3 million for the nine months ended May 31, 2018 and May 31, 2017, respectively.  The overall income tax rate was 45.2 percent and 33.1 percent for the nine months ended May 31, 2018 and May 31, 2017, respectively.  Tax expense for the nine months ended May 31, 2018 includes $1.7 million for tax impacts related to assets and liabilities held-for-sale and $3.0 million of incremental expense resulting from the enactment of U.S. Tax Reform, as more fully explained in Note 6 to the condensed consolidated financial statements.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $111.8 million at May 31, 2018 compared with $113.2 million at May 31, 2017 and $121.6 million at August 31, 2017.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $27.1 million, $23.5 million, and $23.5 million as of May 31, 2018, May 31, 2017, and August 31, 2017, respectively.  The Company considers earnings in foreign subsidiaries to be permanently reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  These incremental taxes would be in addition to the one-time mandatory deemed repatriation transition tax of $1.8 million as more fully explained in Note 6 to the condensed consolidated financial statements. The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $251.7 million at May 31, 2018, as compared with $202.4 million at May 31, 2017 and $200.9 million at August 31, 2017. The net working capital amount at May 31, 2018 includes $27.4 million of net assets held-for-sale which were previously classified as noncurrent.  Cash provided by operations totaled $8.2 million during the nine months ended May 31, 2018, a decrease of $16.3 million compared to cash provided by operations of $24.5 million during the nine months ended May 31, 2017.  This decrease was primarily due to increased working capital to support higher sales.

Cash flows used in investing activities totaled $9.7 million during the nine months ended May 31, 2018 compared to $5.0 million used in investing activities during the nine months ended May 31, 2017.  The increase is primarily attributable to an increase in capital spending and changes in hedging activity.  Capital spending was $6.9 million in the first nine months of fiscal 2018 compared to capital spending of $6.2 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $7.9 million during the nine months ended May 31, 2018 compared to cash flows used in financing activities of $7.6 million during the nine months ended May 31, 2017.  The increase in cash used in financing activities was primarily due to an increase in dividends paid in fiscal 2018 compared to the prior fiscal year.

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

Capital Expenditures

Capital expenditures for fiscal 2018 are expected to be between $8.0 million and $10.0 million, including equipment replacement and productivity improvements.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2018, the Company paid a quarterly cash dividend of $0.30 per common share, or $3.2 million, to stockholders as compared to $0.29 per common share, or $3.1 million, in the third quarter of fiscal 2017.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three and nine months ended May 31, 2018 and May 31, 2017, respectively. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2018.

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

Revolving Credit Facility. On February 18, 2015, the Company entered into a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). On May 31, 2017, the Company and Wells Fargo entered into an amendment to the Revolving Credit Facility which, among other things, extended the termination date of the agreement from February 18, 2018 to May 31, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2018 and May 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At May 31, 2018, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.88 percent at May 31, 2018), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At May 31, 2018, May 31, 2017, and August 31, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Elecsys Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.8 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of May 31, 2018).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2018.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.

3.2	Amended and Restated By‑Laws of the Company, effective May 2, 2014, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 5, 2014.

4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.

10.1*	Employment Agreement, dated May 25, 2018, by and between the Company and J. Scott Marion.†

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.

101*	Interactive Data Files.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of June 2018.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)