Form 10-K
period 2018-08-31
LINDSAY CORP
filed 2018-10-24
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2018 was $936,720,708.

As of October 15, 2018, 10,757,318 shares of the registrant’s Common Stock were outstanding.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor.  The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls.  The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, irrigation scheduling, machine-to-machine (“M2M”) communication technology solutions and smartphone applications.  The Company’s primary domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas.  Internationally, the Company has production operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures.  The infrastructure segment also provides outsourced manufacturing and production services.  The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

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

A center pivot system represents a significant investment to a farmer.  In a dry land conversion to center pivot irrigation, approximately one‑half of the investment is for the pivot itself, and the remainder is attributable to installation of additional equipment such as wells, pumps, underground water pipes, electrical supply, and a concrete pad upon which the pivot is anchored.  The Company’s center pivot and lateral move irrigation systems can be enhanced with a family of integrated proprietary products such as GPS monitoring and other automated controls.

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

The Company also markets patented technology under the FieldNET Advisor™ product name which delivers information that helps farmers decide precisely when, where and how much to irrigate.  This technology combines more than 40 years of crop and irrigation science with FieldNET’s cloud computing capabilities, remote sensing functionality and machine learning to provide farmers with field-specific and crop-specific irrigation recommendations.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world.  International sales accounted for approximately 33 percent and 39 percent of the Company’s total irrigation segment revenues in fiscal 2018 and 2017, respectively.  The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand serving the key South American, European, Chinese, African, Russian, Ukrainian, Middle East, Australian, and New Zealand markets.  The Company also exports irrigation equipment from the U.S. to international markets.

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

Competition – Four manufacturers control a substantial majority of the U.S. center pivot irrigation system industry.  The international irrigation market includes participation and competition by the leading U.S. manufacturers, as well as various regional manufacturers.  The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company.  The Company competes by continuously improving its products through ongoing research and development activities.  The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and smartphone applications, as well as through the acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs.  The Company’s engineering and research expenses related to irrigation totaled approximately $10.8 million, $11.1 million, and $11.6 million for fiscal 2018, 2017, and 2016, respectively. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time.  On balance, the Company believes it competes favorably with respect to these factors.

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

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety.  International sales accounted for approximately 59 percent and 45 percent of the Company’s total infrastructure segment revenues in fiscal 2018 and 2017, respectively.  The international market is very different from country to country.  The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program.  Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand.  The Company distributes infrastructure products in Europe, South America, the Middle East, Australia and Asia.  The Company expects to continue expanding in international markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company.  The Company competes by continuously improving its products through ongoing research and development activities.  The Company’s engineering and research expenses related to infrastructure products totaled approximately $5.3 million, $6.0 million, and $4.3 million for fiscal 2018, 2017, and 2016, respectively. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System®.  However, the Company’s barrier product does compete with traditional “safety-shaped” concrete barriers and other safety barriers.

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

	For the years ended August 31,
($ in millions)	2018		2017		2016
		% of		% of		% of
	Revenues	total	Revenues	total	Revenues	total
United States	$321.7	59	$297.3	57	$321.6	62
International	226.0	41	220.7	43	194.9	38
Total revenues	$547.7	100	$518.0	100	$516.4	100

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

ORDER BACKLOG

As of August 31, 2018, the Company had an order backlog of $50.0 million compared with $51.8 million at August 31, 2017.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, therefore it is generally not a good indication of the next quarter’s revenues.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2018, 2017, and 2016 were $11.1 million, $8.9 million, and $11.5 million, respectively.  Capital expenditures for fiscal 2019 are estimated to be approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, FieldNET®, FieldNET Advisor™, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, X-Tension®, X-Lite® CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, and other trademarks are registered or applied for in the major markets in which the Company sells its products.  In addition, the Company owns multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, and data compression and transmission.  Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate.  Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at the fiscal years ended 2018, 2017, and 2016 was 1,412, 1,410, and 1,366, respectively.  None of the Company’s U.S. employees are represented by a union.  Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party.  For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed.  Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 23 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2018 and 2017.  To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

EXECUTIVE OFFICERS OF THE COMPANY

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

	Age	Position
Timothy L. Hassinger	56	President and Chief Executive Officer
Eric R. Arneson*	44	Vice President, General Counsel and Secretary
Brian L. Ketcham	57	Vice President and Chief Financial Officer
J. Scott Marion	50	President – Infrastructure
Gregory G. Oswald*	54	Vice President – Global Operations
Kelly M. Staup*	46	Vice President – Human Resources
Eric J. Talmadge*	55	Chief Information Officer
Randy A. Wood	46	President – Irrigation
Lori L. Zarkowski*	43	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

Mr. Timothy L. Hassinger is the President and Chief Executive Officer of the Company, a position he has held since October 2017. Mr. Hassinger has also been a director of the Company since October 2017 and he is the only executive officer of the Company serving on the Board of Directors. Prior to joining the Company, Mr. Hassinger served as President and Chief Executive Officer of Dow AgroSciences, an Indianapolis-based subsidiary of The Dow Chemical Company. During his 33-year career at Dow AgroSciences, Mr. Hassinger held a series of senior leadership positions across a variety of domestic and international business units. Prior to becoming President and Chief Executive Officer of Dow AgroSciences in May 2014, he served as its Global Commercial Leader from February 2013 to April 2014 and as Vice President for its Crop Protection Global Business Unit from August 2009 to April 2014. Previously, he served as Vice President for the Dow AgroSciences business in the Europe, Latin America, and Pacific regions from 2007 to 2009. In 2005, he moved to Shanghai, where he served as Regional Commercial Unit Leader for Greater China. Mr. Hassinger currently serves on the Board of Directors of AGDATA.

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

Mr. J. Scott Marion is President – Infrastructure Division, a position he has held with the Company since May 2016. Between April 2011 and May 2016, Mr. Marion served as Vice President and General Manager – Americas and APAC (Infrastructure). From January 2005 to April 2011, Mr. Marion served in several management positions at Pentair. Prior to 2005, Mr. Marion spent 14 years with General Electric in a variety of sales and managerial capacities.

Mr. Gregory G. Oswald is Vice President – Global Operations, a position he has held with the Company since January 2018. From June 2008 to January 2018, Mr. Oswald served as Vice President – Manufacturing. Prior to joining the Company, Mr. Oswald served as the Traction Global Lean Manager at Dana Corporation from 1998 through 2007. Mr. Oswald has obtained a Master Black Belt and is certified in Lean Manufacturing through Dana University.

Ms. Kelly M. Staup is Vice President – Human Resources, a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources. From June 2011 to November 2016, Ms. Staup served as Organization Development and Recruiting Manager. Prior to joining Lindsay, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

Mr. Eric J. Talmadge is Vice President and Chief Information Officer of the Company and has served as Chief Information Officer since December 2012, when he joined the Company. Prior to joining the Company, Mr. Talmadge served as Chief Information Officer of Crete Carrier Corporation from 2008 to December 2012. Prior to joining Crete Carrier Corporation, Mr. Talmadge served in a variety of information technology roles with SiTEL, Lozier Corporation, the University of Missouri, and the United States Air Force.

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

The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions.  For example, certain of the components required for the manufacture of the Company’s products have been or may be impacted by new or recently proposed tariffs.

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

The Company’s international sales and profit margins are subject to currency exchange risk. Most of the Company’s international sales involve some level of export from the U.S., either of components or completed products.  Policies and geopolitical events affecting exchange rates could adversely affect the international flow of agricultural and other commodities, which can cause a corresponding downturn in the demand for agricultural equipment in many areas of the world.  Further, any strengthening of the U.S. dollar or any other currency of a country in which the Company manufactures its products (e.g. the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi) and/or any weakening of local currencies can increase the cost of the Company’s products in its foreign markets.  Irrespective of any effect on the overall demand for agricultural equipment, the effect of these changes can make the Company’s products less competitive relative to local producing competitors and, in extreme cases, can result in the Company’s products not being cost-effective for customers.  As a result, the Company’s international sales and profit margins could decline.

The Company’s profitability may be negatively affected by changes in the availability and price of certain parts, components, and raw materials.  The Company requires access to various parts, components, and raw materials at competitive prices in order to manufacture its products. Changes in the availability and price of these parts, components, and raw materials (including steel and zinc), which have changed significantly and rapidly at times and are affected by factors like demand, tariffs, and freight costs, can significantly increase the costs of production.  Due to price competition in the market for irrigation equipment and certain infrastructure products, the Company may not be able to recoup increases in these costs through price increases for its products, which would result in reduced profitability.  Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income and the price of competing products.  Further, the Company relies on a limited number of suppliers for certain raw materials, parts and components in the manufacturing process.  Disruptions or delays in supply or significant price increases from these suppliers could adversely affect the Company’s operations and profitability.  Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales.

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

In addition, the Company’s infrastructure products are required to meet certain standards as outlined by the various governments worldwide.  The Federal Highway Administration (“FHWA”) continues to implement Manual for Assessing Safety Hardware (“MASH”) standards which update and supersede National Cooperative Highway Research Program (“NCHRP”) Report 350 standards for evaluating new road safety hardware devices.  In addition, state departments of transportation have the ability to require compliance with MASH standards prior to FHWA mandating such practices.  While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they will no longer be eligible for federal reimbursement as the MASH standards are implemented by FHWA and the states.  The Company is incurring, and will continue to incur, research and development and testing expense to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

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

The Company’s Lindsay, Nebraska site was added to the list of priority superfund sites of the U.S. Environmental Protection Agency (the “EPA”) in 1989.  The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.  Although the Company has accrued reasonably estimable costs associated with remediation of the site, the estimate of costs and their timing could change as a result of a number of factors, including (1) input from the EPA and the Nebraska Department of Environmental Quality on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at the end of fiscal 2018. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company is exposed to risks from legal proceedings.  From time to time, the Company may be involved in various legal proceedings and other various claims that arise in the ordinary course of its business, which may include commercial, employment, product liability, tort, and other litigation.  Current and future litigation, governmental proceedings and investigations, audits, indemnification claims or other claims that the Company faces may result in substantial costs and expenses and significantly divert the attention of its management regardless of the outcome.  In addition, these matters could lead to increased costs or interruptions of its normal business operations.  Litigation, governmental proceedings and investigations, audits, indemnification claims or other claims involve uncertainties and the eventual outcome of any such matter could adversely affect the Company’s business, results of operations or cash flows. For a summary of the Company’s infrastructure products litigation, see Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

The Company’s infrastructure products are installed along roadways in inherently dangerous applications.  Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm.  The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal.  While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways.  In addition to this inherent risk, a sizable judgment against a competitor (which was reversed on appeal)

brought significant attention to the infrastructure products industry and may be a factor leading to additional lawsuits being filed against the Company and others in the industry.

An actual or perceived issue with the Company’s infrastructure products can lead to a decline in demand for such products, the removal of such products from qualified products lists used by government customers in their purchasing decisions, product recalls, adverse publicity, claims or litigation, and/or the diversion of management’s attention, which could materially and adversely affect the Company’s reputation, business, financial condition, and results of operations.  While infrastructure product selection, assembly, installation, operation, repair, and maintenance are the responsibilities of dealers, distributors, customers, and/or state departments of transportation, the Company may nevertheless also be subjected to claims or litigation in connection with a third party’s alleged failure to satisfactorily discharge such responsibilities, including but not limited to claims associated with personal injuries, property damage, and death. Likewise, improper assembly, installation, operation, repair, or maintenance of the Company’s infrastructure products may cause such infrastructure products to fail to meet certain performance standards, which could lead to similar consequences as an actual or perceived issue with the infrastructure products themselves.  Although the Company currently maintains insurance against product-related claims or litigation, the Company could be exposed to significant losses arising from claims involving infrastructure products if the Company’s insurance does not cover all associated liabilities or if coverage in the future becomes unobtainable on commercially reasonable terms.

The Company may not realize targeted performance improvements from the Foundation for Growth initiative. Foundation for Growth is a focused performance improvement initiative by the Company that includes setting strategic direction, defining priorities, and improving overall operating performance.  As previously announced, a key financial objective is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 exclusive of market changes.  While costs associated with the Foundation for Growth initiative are expected to be recovered through improved operating income in fiscal 2020, it is possible the Company may not realize these anticipated performance improvements.

The initiative requires a substantial amount of management and operational resources.  Elements of this initiative require the Company to modify the way that it conducts and structures its operations, such as the recent portfolio review that led to the divestment of the Company’s pump and filtration businesses and a Company-owned water resource consulting firm.  Management must successfully implement the administrative and operational changes essential to achieve the targeted performance improvements of this initiative and, in limited respects, the Company’s tactics to achieve these improvements, revenue gains, and cost savings continue to be in development and are subject to change as future circumstances may dictate.  These and related demands on the Company’s resources could divert the attention of management from other business issues, adversely affect the Company’s existing business relationships with suppliers, dealers and distributors, and impact employee morale.  The Company’s future success is partly dependent upon successfully executing, and realizing performance improvements, revenue gains, cost savings and other benefits from, this initiative.  Any failure to fully implement the Foundation for Growth initiative or to realize the projected benefits of initiative-related divestitures could have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

Changes in interest rates could reduce demand for the Company’s products. In a number of markets, including the U.S., the Company has seen interest rates rise after years of historically low rates.  It is expected that global rates will continue to increase as the economy continues to improve. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for the Company’s products and customers’ ability to repay obligations to the Company.  An increase in interest rates could also make it more difficult for customers to cost-effectively fund the purchase of new equipment, which could adversely affect the Company’s sales.

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

Segment	Geographic location (s)	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2019	30,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Lease	2025	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2022	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2024	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Infrastructure	Omaha, Nebraska (1)	Own	N/A	83,000	Manufacturing plant for infrastructure products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

(1)	Property is held-for-sale at August 31, 2018.

ITEM 3 — Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, product liability litigation, tort litigation, employment disputes, administrative proceedings, business disputes, and other legal proceedings.  No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company, other than the specific environmental remediation matters which are disclosed as part of Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.  Any revisions to the estimates accrued for environmental remediation could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

For a summary of the Company’s infrastructure products litigation, see Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.

ITEM 4 — Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN.  As of October 15, 2018, there were approximately 165 stockholders of record.

Price Range of Common Stock

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2018 Stock Price			Fiscal 2017 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$96.22	$83.97	$0.30	$85.68	$69.11	$0.29
Second Quarter	$95.49	$85.00	$0.30	$89.98	$72.85	$0.29
Third Quarter	$103.03	$83.57	$0.30	$89.57	$79.01	$0.29
Fourth Quarter	$102.77	$88.22	$0.31	$95.04	$83.63	$0.30
Year	$103.03	$83.57	$1.21	$95.04	$69.11	$1.17

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2018 and 2017.  During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2018.

Dividends

The Company paid a total of $13.0 million and $12.5 million in dividends during fiscal 2018 and 2017, respectively.  The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2018.  An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2013 and the graph shows its relative performance through August 31, 2018.

	8/13	8/14	8/15	8/16	8/17	8/18
Lindsay Corporation	100.00	103.45	102.72	98.54	120.25	134.80
S&P SmallCap 600 Index	100.00	118.70	120.84	136.86	154.80	205.05
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	158.87	130.61	144.67	181.74	206.99

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — Selected Financial Data

($ in millions and shares in thousands,	For the years ended August 31,
except per share and employee amounts)	2018 (1)	2017	2016 (2)	2015 (3)	2014
Operating data
Operating revenues	$547.7	$518.0	$516.4	$560.2	$617.9
Gross profit	$151.5	$145.0	$148.6	$156.3	$171.0
Gross margin	27.7%	28.0%	28.8%	27.9%	27.7%
Operating expenses	$112.9	$104.8	$114.2	$105.6	$92.6
Operating income	$38.6	$40.2	$34.4	$50.7	$78.4
Operating margin	7.0%	7.8%	6.7%	9.0%	12.7%
Effective tax rate	40.1%	35.1%	30.8%	43.7%	34.5%
Net earnings	$20.3	$23.2	$20.3	$26.3	$51.5
Net margin	3.7%	4.5%	3.9%	4.7%	8.3%
Per share data
Diluted net earnings per share	$1.88	$2.17	$1.85	$2.22	$4.00
Cash dividends per share	$1.21	$1.17	$1.13	$1.09	$0.92
Financial position
Working capital	$251.0	$200.9	$204.2	$227.1	$257.7
Property, plant, and equipment, net	$57.2	$74.5	$77.6	$78.7	$72.5
Total assets	$500.3	$506.0	$487.5	$522.6	$515.5
Long-term debt, including current installments	$116.8	$117.0	$117.2	$117.4	$—
Total shareholders' equity	$276.9	$270.1	$251.6	$288.6	$382.6
Invested capital (4)	$393.6	$387.1	$368.8	$406.0	$382.6
Cash flow data
Net cash flows from operating activities	$33.9	$39.4	$33.1	$48.7	$91.8
Net cash flows from investing activities	$18.1	$(10.0)	$(9.9)	$(79.6)	$(18.5)
Net cash flows from financing activities	$(11.3)	$(10.3)	$(61.4)	$3.9	$(53.6)
Financial measures
Return on invested capital (5)	5.9%	6.9%	6.1%	7.2%	13.5%
Return on beginning shareholders' equity (6)	7.5%	9.2%	7.0%	6.9%	13.5%
Other Data
Diluted weighted average shares	10,772	10,694	10,930	11,855	12,882
Number of employees	1,412	1,410	1,366	1,324	1,202

(1)

Fiscal 2018 operating expenses include costs of $9.7 million ($8.8 million after-tax, or $0.82 per diluted share) in connection with the Foundation for Growth initiative.  The amount includes a net loss from business divestitures of $4.1 million with the remainder representing severance costs, plant closing costs, and professional consulting fees.  Net earnings also includes tax expense of $2.5 million ($0.23 per diluted share) related to the impact of the U.S. Tax Reform.

(2)	Fiscal 2016 operating expenses include an increase in an environmental remediation reserve of $13.0 million.
(3)

Fiscal 2015 includes operating results of Elecsys Corporation acquired in the second quarter of fiscal 2015.  Operating expenses include an increase in bad debt expense of $5.0 million and an increase in an environmental remediation reserve of $1.5 million.

(4)	Defined as current and long-term debt plus shareholders’ equity.
(5)	Defined as operating income (after tax) divided by the average of beginning and ending invested capital.
(6)	Defined as net earnings divided by beginning-of-period shareholders' equity.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward—Looking Statements

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

Company Overview

The Company manufactures and markets center pivot, lateral move, and hose reel irrigation systems.  The Company also produces and markets irrigation controls, chemical injection systems, remote monitoring and irrigation scheduling systems.  These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor.  Through its acquisitions and third-party commercial arrangements, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of designs, controls, and pump stations.  The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers.  The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  The Company also manufactures and markets, through distributors and direct sales to customers, various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes, and other road safety devices, through its production facilities in the United States and Italy, and has produced road safety products in irrigation manufacturing facilities in China and Brazil.  In addition, the Company’s infrastructure segment produces large diameter steel tubing, and railroad signals and structures, and provides outsourced manufacturing and production services for other companies.

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

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world and add to its irrigation and infrastructure capabilities.  The Company is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions.  Since 2001, the Company has utilized acquisitions and greenfield efforts to expand its product lines and add to its operations in France, Italy, Brazil, South Africa, the Netherlands, Australia, New Zealand, China, and Turkey.  The addition of those operations has allowed the Company to strengthen its market position in those regions.

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

During the second quarter of fiscal 2016, the Company completed its testing for a feasibility study which clarified the extent of contamination, including the identification of a source of contamination near the manufacturing building that was not part of the area for which reserves were previously established.  The Company, together with its third-party environmental experts, participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ. Based on guidance from third-party environmental experts and the preliminary discussions held with the EPA, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2019 or later.

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

Financial Overview and Outlook

Operating revenues in fiscal 2018 were $547.7 million, a six percent increase compared to $518.0 million in the prior year.  Irrigation segment revenues increased five percent to $439.9 million and infrastructure segment revenues increased eight percent to $107.8 million.  Net earnings for fiscal 2018 were $20.3 million or $1.88 per diluted share compared with $23.2 million or $2.17 per diluted share in the prior year.  Net earnings for fiscal 2018 were reduced by tax expense of $2.5 million, or $0.23 per diluted share, due to the enactment of significant tax reform in the United States (“U.S. Tax Reform”) and by after-tax costs of $8.8 million, or $0.82 per diluted share, related to the Company’s Foundation for Growth initiative.

Foundation for Growth is a focused performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating performance.  A key financial objective is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 exclusive of market changes.

During fiscal 2018, in connection with a portfolio review of business investments, the Company committed to a plan of divestiture of its pump and filtration businesses, a Company-owned irrigation dealership and a Company-owned water resource consulting firm, all of which are reported in the irrigation segment.  The combined revenues from these businesses were approximately $80 million in fiscal 2018.  The Company completed the divestiture of its pump and filtration businesses and the Company-owned water resource consulting firm during the fourth quarter of fiscal 2018, recognizing a loss on disposal of $4.1 million.  The investment in the Company-owned dealership is classified as held-for-sale in the August 31, 2018 consolidated balance sheet.  In addition, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated it with an existing irrigation manufacturing facility.

Results for fiscal 2018 include pre-tax costs of $9.7 million in connection with the Foundation for Growth initiative, including the loss from business divestitures along with severance costs, plant closing costs and professional consulting fees.  These costs, and additional future costs anticipated in connection with this initiative, are expected to be recovered through improved operating income in fiscal 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of August 2018, corn prices have increased approximately two percent and soybean prices have decreased approximately eleven percent from August 2017.  Commodity prices, although somewhat improved over the prior year, continue to be substantially lower than the peak prices in 2013.

•

Net farm income - As of August 2018, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2018 net farm income to be $65.7 billion, down 13 percent from the USDA’s final U.S. 2017 net farm income of $75.5 billion.

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

o

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In July 2018, the EPA proposed to maintain the 2019 ethanol production target levels at the same levels as the 2018 requirements.

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

After a four-year cyclical downturn in our U.S. irrigation business, the market reached a level of stabilization during the first half of fiscal 2018 which, along with general economic optimism, contributed to improved grower sentiment towards investment in irrigation equipment.  However, this improved sentiment was tempered over the last several months of fiscal 2018 by uncertainty regarding the outcome of U.S. steel tariffs and trade negotiations with other countries.  International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

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

As of August 31, 2018, the Company had an order backlog of $50.0 million compared with $51.8 million at August 31, 2017.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Steel prices in the U.S. have increased dramatically over the last several months of fiscal 2018, primarily as a result of tariffs that have been placed on imported steel.  In addition, freight costs in the U.S. have increased due to a general trucking shortage.  The Company has generally been able to pass through raw material and other cost increases to its customers and intends to continue to do so, however a sustained increase in steel prices or freight costs could impact customer sentiment for investment or result in additional pressure on operating margins.

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

Results of Operations

The following “Fiscal 2018 Compared to Fiscal 2017” and the “Fiscal 2017 Compared to Fiscal 2016” sections present an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 17, Industry Segment Information, to the consolidated financial statements.

Fiscal 2018 Compared to Fiscal 2017

The following table provides highlights for fiscal 2018 compared with fiscal 2017:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2018	2017	(decrease)
Consolidated
Operating revenues	$547,705	$517,985	6%
Cost of operating revenues	$396,243	$372,973	6%
Gross profit	$151,462	$145,012	4%
Gross margin	27.7%	28.0%
Operating expenses (1)	$112,899	$104,811	8%
Operating income	$38,563	$40,201	-4%
Operating margin	7.0%	7.8%
Other (expense) income, net	$(4,710)	$(4,486)	5%
Income tax expense	$13,576	$12,536	8%
Effective income tax rate	40.1%	35.1%
Net earnings	$20,277	$23,179	-13%
Irrigation segment (2)
Operating revenues	$439,858	$418,041	5%
Operating income	$41,933	$42,774	-2%
Operating margin	9.5%	10.2%
Infrastructure segment (2)
Operating revenues	$107,847	$99,944	8%
Operating income	$23,857	$20,131	19%
Operating margin	22.1%	20.1%

(1)	Includes corporate general and administrative expenses of $27.2 million and $22.7 million for fiscal 2018 and fiscal 2017, respectively.
(2)	See Note 17 for further details regarding segments.

Revenues

Operating revenues in fiscal 2018 increased by $29.7 million, or six percent, to $547.7 million compared with $518.0 million in fiscal 2017.  Irrigation segment revenues increased $21.8 million, or five percent, and infrastructure revenues increased $7.9 million, or eight percent, compared to the prior fiscal year for each.  The irrigation segment provided 80 percent of Company revenue in fiscal 2018 as compared to 81 percent in fiscal 2017.

North America irrigation revenues in fiscal 2018 increased by 16 percent to $294.6 million from $254.2 million in fiscal 2017.  The increase resulted primarily from improved market demand increasing irrigation system unit sales volume as well as from higher average selling prices.

International irrigation revenues in fiscal 2018 decreased by 11 percent to $145.2 million from $163.8 million in fiscal 2017.  The decrease resulted primarily from a lower level of project activity in developing markets compared to the prior fiscal year, as well as from a market disruption in Brazil. Market activity in Brazil was disrupted in the third and fourth quarters of fiscal 2018 due to a country-wide trucking strike, changes in government-subsidized equipment financing rates, and general uncertainty leading up to October federal elections.  The impact of foreign currency translation rates compared to the prior fiscal year was insignificant.

Infrastructure segment revenues in fiscal 2018 of $107.8 million increased $7.9 million or eight percent from $99.9 million in fiscal 2017.  The increase resulted primarily from higher Road Zipper System® sales, driven by two large projects, compared to the prior fiscal year.

Gross Profit

Gross profit was $151.5 million for fiscal 2018, an increase of $6.5 million, or four percent, compared to $145.0 million in fiscal 2017.  The increase in gross profit resulted from higher revenues while gross margin of 27.7% was slightly lower than the prior fiscal year. Improved gross margin in the infrastructure segment was offset by slightly lower gross margin in the irrigation segment.  Infrastructure gross margin improved due to a higher proportion of revenue from Road Zipper System® sales, which resulted in an improved margin mix.  In the irrigation segment, a higher mix of revenue from the North America market, which produces higher gross margin, was offset by the impact of incremental LIFO inventory valuation expense and lower overhead cost absorption resulting from lower international sales volume.

Operating Expenses

The Company’s operating expenses of $112.9 million for fiscal 2018 increased $8.1 million, or eight percent, compared to fiscal 2017 operating expenses of $104.8 million.  The increase included costs of $9.7 million in connection with the Company’s Foundation for Growth initiative, of which $4.1 million represents a net loss from business divestitures with the remainder representing severance costs, plant closing costs and professional consulting fees.  These costs were partially offset by the net recovery of $2.5 million in previously reserved accounts receivable.  Operating expenses were 20.6 percent of sales for fiscal 2018 compared to 20.2 percent of sales for fiscal 2017.

Income Taxes

The Company recorded income tax expense of $13.5 million and $12.5 million for fiscal 2018 and fiscal 2017, respectively.  The effective income tax rate increased to 40.1 percent in fiscal 2018 compared to 35.1 percent in fiscal 2017.  Tax expense for fiscal 2018 includes $2.5 million of incremental expense resulting from the enactment of U.S. Tax Reform, as more fully explained in Note 6 to the consolidated financial statements, and $1.8 million for tax impacts related to business divestitures.  Excluding the impact of these items, the effective tax rate for fiscal 2018 was 27.4 percent, reflecting the lower statutory federal tax rate resulting from U.S. Tax Reform.

Net Earnings

Net earnings for fiscal 2018 were $20.3 million, or $1.88 per diluted share, compared to $23.2 million, or $2.17 per diluted share, for fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

The following table provides highlights for fiscal 2017 compared with fiscal 2016:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2017	2016	(decrease)
Consolidated
Operating revenues	$517,985	$516,411	0%
Cost of operating revenues	$372,973	$367,798	1%
Gross profit	$145,012	$148,613	(2)%
Gross margin	28.0%	28.8%
Operating expenses (1)	$104,811	$114,238	-8%
Operating income	$40,201	$34,375	17%
Operating margin	7.8%	6.7%
Other (expense) income, net	$(4,486)	$(5,087)	-12%
Income tax expense	$12,536	$9,021	39%
Effective income tax rate	35.1%	30.8%
Net earnings	$23,179	$20,267	14%
Irrigation segment (2)
Operating revenues	$418,041	$421,641	(1)%
Operating income	$42,774	$49,232	(13)%
Operating margin	10.2%	11.7%
Infrastructure segment (2)
Operating revenues	$99,944	$94,770	5%
Operating income	$20,131	$18,535	9%
Operating margin	20.1%	19.6%

(1)	Includes corporate general and administrative expenses of $22.7 million and $33.4 million for fiscal 2017 and fiscal 2016, respectively.
(2)	See Note 17 for further details regarding segments.

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

North America irrigation revenues in fiscal 2017 of $254.2 million decreased $21.8 million or eight percent from $276.0 million in fiscal 2016.  The decrease resulted from a decline in irrigation system unit sales volume reflecting lower market demand as well as a decline in revenue from other irrigation product lines, including filtration and pump systems.  The impact of lower irrigation system unit sales volume was partially offset by higher average selling prices from passing through higher raw material costs.

International irrigation revenues in fiscal 2017 of $163.8 million increased $18.2 million or 13 percent from $145.6 million in fiscal 2016.  A notable recovery of market demand in Brazil and increased project activity in Africa and the Commonwealth of Independent States region were partially offset by lower revenues in other international markets.  Changes in foreign currency translation rates compared to the prior year resulted in an increase in international irrigation revenues of approximately three percent for fiscal 2017.

Infrastructure segment revenues in fiscal 2017 of $99.9 million increased $5.1 million or five percent from $94.8 million in fiscal 2016.  The increase resulted from higher Road Zipper System® sales and lease revenue and higher sales of road safety products in international markets.  Sales of road safety products in the U.S. declined modestly compared to the prior year.

Gross Profit

Gross profit was $145.0 million for fiscal 2017, a decrease of $3.6 million, or two percent, compared to fiscal 2016.  The decrease in gross profit resulted from lower irrigation sales and a decline in gross margin to 28.0 percent for fiscal 2017 from 28.8 percent for fiscal 2016.  Comparable year-to-year gross margin in the infrastructure segment was offset by lower gross margin in the irrigation segment.  Irrigation gross margin declined primarily due to lower overhead cost absorption, as a result of lower domestic unit sales volume, and a higher mix of revenue from international markets which produce lower gross margins.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $160.8 million at August 31, 2018 compared with $121.6 million at August 31, 2017.  A portion of this increase resulted from the sale of certain businesses in fiscal 2018.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company’s Capital Allocation Plan outlined below could require the Company to incur additional debt depending on the size and timing of share repurchases and potential acquisitions.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $32.6 million and $23.5 million as of August 31, 2018 and 2017, respectively.  The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  These incremental taxes would be in addition to the one-time deemed repatriation tax of $1.7 million as more fully explained in Note 6 to the consolidated financial statements.  The Company does not intend to repatriate the funds, and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $251.0 million at August 31, 2018 as compared with $200.9 million at August 31, 2017.  Cash flows provided by operations totaled $33.9 million during the year ended August 31, 2018 compared to $39.4 million provided by operations during the same prior year period.  Cash provided by operations decreased by $5.5 million compared to the prior year period primarily as a result of a $2.9 million decrease in net earnings and normal fluctuations in the changes between assets and liabilities.

Cash flows provided by investing activities totaled $18.1 million during the year ended August 31, 2018 compared to cash flows used in investing activities of $10.0 million during the same prior year period.  Capital spending was $11.1 million in fiscal 2018 compared to prior year capital spending of $8.9 million. The $28.1 million increase in cash provided by investing activities was primarily due to the sale of certain businesses in fiscal 2018.

Cash flows used in financing activities totaled $11.3 million during the year ended August 31, 2018 compared to cash flows used in financing activities of $10.3 million during the same prior year period.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders.  Priorities for the use of cash under the Company’s capital allocation plan include:

•	Investment in organic growth including capital expenditures and expansion of international markets,
•	Dividends to stockholders, along with expectations to increase dividends on an annual basis,
•	Synergistic acquisitions that leverage core capabilities and provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures and Expansion of International Markets

In fiscal 2019, the Company expects capital expenditures of approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2018, the Company paid cash dividends of $1.21 per common share or $13.0 million to stockholders as compared to $1.17 per common share or $12.5 million to stockholders in fiscal 2017.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2018 and 2017.  During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2018.

Long-Term Borrowing Facilities

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2018 and August 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2018, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (3.01 percent at August 31, 2018), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2018 and August 31, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.8 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2018).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices.  During fiscal 2018, the Company realized pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products, as well as increased freight costs.  While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.  However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

($ in thousands)		Less than	2-3	4-5	More than
Contractual obligations (1)	Total	1 year	years	years	5 years
Operating lease obligations	$39,138	$3,964	$7,967	$7,149	$20,059
Pension benefit obligations	6,404	518	1,015	983	3,889
Long-term debt	116,775	205	422	438	115,710
Interest	50,665	4,426	8,839	8,823	28,577
Total	$212,982	$9,112	$18,242	$17,393	$168,234

(1)

Total liabilities for unrecognized tax benefits as of August 31, 2018 were $1.4 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company's consolidated balance sheets within other noncurrent liabilities.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The credit risk under these interest rate and foreign currency agreements is not considered to be significant.  The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  As of August 31, 2018, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa.  The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers.  Export sales made from the United States are principally U.S. dollar denominated.  At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency.  Accordingly, these sales are not typically subject to significant foreign currency transaction risk.  The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar.  Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.  Based on the consolidated statement of operations for the year ended August 31, 2018, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $0.5 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities.  The Company had $5.0 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2018.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations.  At August 31, 2018, the Company had outstanding Euro foreign currency forward contracts to sell 32.7 million Euro at fixed prices expected to settle during the first quarter of fiscal 2019.  At August 31, 2018, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the first quarter of fiscal 2018.  Based on the net investments contracts outstanding at August 31, 2018, the Company estimates the potential decrease in fair value from a ten percent adverse change in the underlying exchange rates would be approximately $3.4 million.  This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended August 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 23, 2018

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2018	2017	2016
Operating revenues	$547,705	$517,985	$516,411
Cost of operating revenues	396,243	372,973	367,798
Gross profit	151,462	145,012	148,613

Operating expenses:
Selling expense	40,885	40,705	41,973
General and administrative expense	55,962	46,959	56,419
Engineering and research expense	16,052	17,147	15,846
Total operating expenses	112,899	104,811	114,238

Operating income	38,563	40,201	34,375

Other income (expense):
Interest expense	(4,687)	(4,757)	(4,751)
Interest income	1,640	1,178	645
Other (expense) income, net	(1,663)	(907)	(981)

Earnings before income taxes	33,853	35,715	29,288

Income tax expense	13,576	12,536	9,021

Net earnings	$20,277	$23,179	$20,267

Earnings per share:
Basic	$1.89	$2.17	$1.86
Diluted	$1.88	$2.17	$1.85

Shares used in computing earnings per share:
Basic	10,741	10,666	10,906
Diluted	10,772	10,694	10,930

Cash dividends declared per share	$1.21	$1.17	$1.13

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2018	2017	2016
Net earnings	$20,277	$23,179	$20,267
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	251	331	(258)
Foreign currency translation adjustment, net of hedging activities and tax	(6,231)	1,733	1,394
Total other comprehensive income (loss), net of tax expense (benefit) of $267, ($582), and $79	(5,980)	2,064	1,136
Total comprehensive income	$14,297	$25,243	$21,403

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$160,787	$121,620
Receivables, net of allowance of $3,585 and $7,447, respectively	69,107	73,850
Inventories, net	79,233	86,155
Prepaid expenses	3,883	4,384
Assets held-for-sale	10,837	—
Other current assets	7,204	6,925
Total current assets	331,051	292,934

Property, plant, and equipment, net	57,248	74,498
Intangible assets, net	27,376	42,808
Goodwill	64,671	77,131
Deferred income tax assets	6,645	5,311
Other noncurrent assets	13,265	13,350
Total assets	$500,256	$506,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,530	$36,717
Current portion of long-term debt	205	201
Liabilities held-for-sale	2,424	—
Other current liabilities	46,935	55,119
Total current liabilities	80,094	92,037

Pension benefits liabilities	5,874	6,295
Long-term debt	116,570	116,775
Deferred income tax liabilities	1,083	1,191
Other noncurrent liabilities	19,769	19,679
Total liabilities	223,390	235,977

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 18,841 and 18,780 shares issued at August 31, 2018 and 2017, respectively	18,841	18,780
Capital in excess of stated value	68,465	63,006
Retained earnings	484,886	477,615
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(18,088)	(12,108)
Total shareholders' equity	276,866	270,055
Total liabilities and shareholders' equity	$500,256	$506,032

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2015	18,684	7,394	$18,684	$55,184	$458,903	$(228,903)	$(15,308)	$288,560
Comprehensive income:
Net earnings					20,267			20,267
Other comprehensive income							1,136	1,136
Total comprehensive income								21,403
Cash dividends ($1.13) per share					(12,244)			(12,244)
Repurchase of common stock		689				(48,335)		(48,335)
Issuance of common shares under share compensation plans	29		29	(628)				(599)
Excess tax benefits from share- based compensation				(84)				(84)
Share-based compensation expense				2,866				2,866
Balance at August 31, 2016	18,713	8,083	$18,713	$57,338	$466,926	$(277,238)	$(14,172)	$251,567
Comprehensive income:
Net earnings					23,179			23,179
Other comprehensive income							2,064	2,064
Total comprehensive income								25,243
Cash dividends ($1.17) per share					(12,490)			(12,490)
Issuance of common shares under share compensation plans	67		67	2,318				2,385
Share-based compensation expense				3,350				3,350
Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055
Comprehensive income:
Net earnings					20,277			20,277
Other comprehensive income							(5,980)	(5,980)
Total comprehensive income								14,297
Cash dividends ($1.21) per share					(13,006)			(13,006)
Issuance of common shares under share compensation plans	61		61	1,894				1,955
Share-based compensation expense				3,565				3,565
Balance at August 31, 2018	18,841	8,083	18,841	68,465	484,886	(277,238)	(18,088)	276,866

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,277	$23,179	$20,267
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,514	16,678	16,881
Loss on sale of businesses	4,056	—	—
Provision for uncollectible accounts receivable	(2,587)	(574)	(843)
Deferred income taxes	(50)	(903)	(5,755)
Share-based compensation expense	3,891	3,598	3,060
Other, net	2,903	626	89
Changes in assets and liabilities:
Receivables	(3,714)	7,959	(4,730)
Inventories	(8,173)	(10,092)	1,330
Prepaid expenses and other current assets	(1,150)	4,581	(1,047)
Accounts payable	159	4,076	(7,101)
Other current liabilities	3,671	(3,821)	(1,043)
Other noncurrent assets and liabilities	(1,863)	(5,858)	12,017
Net cash provided by operating activities	33,934	39,449	33,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,054)	(8,863)	(11,496)
Proceeds from sale of businesses	29,888	—	—
Proceeds from settlement of net investment hedges	2,278	2,117	3,381
Payments for settlement of net investment hedges	(3,089)	(3,466)	(2,924)
Other investing activities, net	82	233	1,141
Net cash provided by (used in) investing activities	18,105	(9,979)	(9,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,788	3,020	113
Common stock withheld for payroll tax obligations	(833)	(635)	(712)
Principal payments on long-term debt	(201)	(197)	(193)
Repurchase of common shares	—	—	(48,335)
Dividends paid	(13,006)	(12,490)	(12,244)
Net cash used in financing activities	(11,252)	(10,302)	(61,371)

Effect of exchange rate changes on cash and cash equivalents	(1,620)	1,206	297
Net change in cash and cash equivalents	39,167	20,374	(37,847)
Cash and cash equivalents, beginning of period	121,620	101,246	139,093
Cash and cash equivalents, end of period	$160,787	$121,620	$101,246

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$11,184	$16,214	$18,395
Interest paid	$4,626	$4,696	$4,674

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

Irrigation Segment

The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor.  The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls.  The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (“M2M”) communication technology solutions and smartphone applications.  The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas.  Internationally, the Company has production operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Australia and New Zealand.  The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment

The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, large diameter steel tubing, and railroad signals and structures.  The infrastructure segment also provides outsourced manufacturing and production services.  The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

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

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased.  These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units.  The Company’s allowance for all doubtful accounts related to outstanding receivables decreased to $3.6 million at August 31, 2018 from $7.4 million at August 31, 2017.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost.  The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs.  Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment.  Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 30 years; equipment ‑‑ 3 to 7 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease.  All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value.  No impairments were recorded during the fiscal years ended August 31, 2018, 2017, and 2016.  The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition.  The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2018, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. Also in fiscal 2018, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.  The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties.  As of August 31, 2018, the Company’s derivative counterparty had investment grade credit ratings.

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

During fiscal 2018, the Company performed an evaluation of the effect of the ASU on the Company’s operations, accounting policies, internal control over financial reporting, consolidated financial statements, and disclosures. The Company has identified the key changes in the ASU that could impact the Company’s revenue recognition relate to contracts with terms and conditions that allow the Company to bill a customer for full compensation on a canceled order for the performance completed to date, and that include inventory which is custom engineered to a single customer’s specifications.  In these cases, revenue will be recognized over the production period and not the historical practice of upon shipment or time of delivery to the customer. Within both the Irrigation and Infrastructure segments, the Company has certain product lines with customer specifications resulting in limited ability for the asset to be used for another customer. The Company estimates that an immaterial difference in sales and pre-tax operating income would have been recognized prior to August 31, 2018 if the Company followed the new accounting guidance instead of the previously applied revenue recognition guidance.

The Company will adopt the new standard using the modified retrospective approach effective the first day of fiscal 2019.  Based on work performed to date, the Company expects to record an immaterial adjustment to retained earnings related to the adoption of the ASU. From a balance sheet perspective, a contract asset will be recorded for the amount of revenue recognized over the production period in excess of billings to that customer. The contract asset will be offset by lower reported inventory, resulting in an immaterial effect on the balance sheet. Although there were no significant changes to the Company's accounting systems or controls upon adoption of the ASU, certain existing controls were modified to incorporate the revisions made to the Company’s accounting policies and practices.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The effective date of ASU No. 2016-02 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently in the assessment phase and is evaluating the effect that adoption of this standard will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. ASU 2018-02 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted. Companies should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate from U.S. Tax Reform is recognized. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.

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

Note 3 – Divestitures and Held-For-Sale

During fiscal 2018, in connection with a portfolio review of business investments, the Company committed to a plan of divestiture of its pump and filtration businesses, a Company-owned irrigation dealership, and a Company-owned water resource consulting firm, all of which are reported in the Irrigation segment. The Company determined that the divestiture of these businesses does not meet the criteria for discontinued operations presentation as the commitment to divest these businesses does not represent a strategic shift that will have a major effect on its operations and financial results. The Company completed the divestiture of its pump and filtration businesses and the Company-owned water resource consulting firm during the fourth quarter of fiscal 2018. The Company has recorded a loss on sale of businesses of $4.1 million included in general and administrative expense on the consolidated statement of earnings in the fiscal year ended August 31, 2018.

The Company expects the sale of the Company-owned irrigation dealership to close before the end of the current calendar year.  Because the divestiture does not meet the criteria for discontinued operations presentation, the assets and liabilities of the Company-owned irrigation dealership are separately presented within the captions “Assets held-for-sale” and “Liabilities held-for-sale” in the consolidated balance sheet as of August 31, 2018.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” in the consolidated balance sheet as of August 31, 2018.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at August 31, 2018, are as follows:

($ in thousands)	August 31, 2018
Receivables, net of allowance of $244	$3,473
Inventories, net	3,676
Property, plant, and equipment, net	3,637
Intangibles, net	51
Total assets	10,837

Accounts payable	1,476
Other current liabilities	948
Total liabilities	2,424

Net assets	$8,413

Note 4 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2018, 2017, and 2016:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net earnings	$20,277	$23,179	$20,267
Denominator:
Weighted average shares outstanding	10,741	10,666	10,906
Diluted effect of stock equivalents	31	28	24
Weighted average shares outstanding assuming dilution	10,772	10,694	10,930

Basic net earnings per share	$1.89	$2.17	$1.86
Diluted net earnings per share	$1.88	$2.17	$1.85

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

	For the years ended August 31,
(Units and options in thousands)	2018	2017	2016
Restricted stock units	19	10	5
Stock options	65	108	89

Note 5 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2018	2017
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $1,362 and $1,451	$(2,199)	$(2,450)
Foreign currency translation, net of hedging activities, net of tax expense of $2,686 and $2,508	(15,889)	(9,658)
Total accumulated other comprehensive loss	$(18,088)	$(12,108)

The following is a roll-forward of the balances in accumulated other comprehensive income (loss), net of tax.

	Defined	Foreign	Accumulated
	benefit	currency	other
	pension plan	translation	comprehensive
($ in thousands)	adjustment	adjustment	loss
Balance at August 31, 2016	$(2,781)	$(11,391)	$(14,172)
Current-period change	331	1,733	2,064
Balance at August 31, 2017	(2,450)	(9,658)	(12,108)
Current-period change	251	(6,231)	(5,980)
Balance at August 31, 2018	$(2,199)	$(15,889)	$(18,088)

Note 6 – Income Taxes

The United States enacted significant tax reform into law on December 22, 2017.  U.S. Tax Reform made complex and broad changes to the U.S. tax laws that affect our fiscal year 2018 in two primary ways.

First, effective as of January 1, 2018, U.S. Tax Reform reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent.  Since the Company’s fiscal year ends in August, Lindsay has a blended U.S. federal statutory income tax rate for fiscal year 2018 of 25.7% (four months at 35% and eight months at 21%).  The U.S. federal statutory income tax rate is expected to be 21 percent for fiscal year 2019 and future years.

As a result of the enactment of a lower U.S. statutory corporate income tax rate, the Company remeasured U.S. deferred income tax assets and liabilities based on the rates at which they are expected to reverse in the future.  The Company recorded a $0.8 million expense related to this required remeasurement.

Second, U.S. Tax Reform requires companies to pay a one-time deemed repatriation tax on certain undistributed earnings of foreign subsidiaries. The Company recorded a $1.7 million provisional expense for the deemed repatriation tax.

U.S. Tax Reform also established new income tax provisions that will affect the Company’s fiscal year 2019, including, but not limited to, eliminating the U.S. manufacturing deduction, and establishing a new minimum tax on global intangible low-taxed income (“GILTI”).  The Company is allowed to make an accounting policy election to either treat the GILTI tax as a period expense or to provide U.S. deferred income taxes on certain foreign differences between the financial statement and tax basis of foreign assets and liabilities.  An analysis of the new GILTI rules and how they may impact the Company is incomplete.  Accordingly, no policy election has been made regarding the treatment of the GILTI tax.  Further, we did not record a deferred tax liability for these differences.

The U.S. Securities and Exchange Commission issued SAB 118, which provides guidance on accounting for the tax effects of U.S. Tax Reform.  SAB 118 provides a measurement period that should not extend beyond one year from the U.S. Tax Reform enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before U.S. Tax Reform.  The deemed repatriation tax expense is provisional, and may be adjusted during the following fiscal year within the measurement period, as a result of continuing analysis of U.S. Tax Reform, which may include additional implementation guidance from the IRS, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation, and updated information from foreign affiliates.

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2018	2017	2016
United States	$25,116	$21,969	$17,805
Foreign	8,737	13,746	11,483
	$33,853	$35,715	$29,288

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2018	2017	2016
Current:
Federal	$9,313	$7,873	$10,570
State	1,047	781	976
Foreign	3,266	4,785	3,230
Total current	13,626	13,439	14,776
Deferred:
Federal	517	(688)	(5,456)
State	(47)	(43)	(268)
Foreign	(520)	(172)	(31)
Total deferred	(50)	(903)	(5,755)
Total income tax provision	$13,576	$12,536	$9,021

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates.  The reasons for these differences are:

	For the years ended August 31,
($ in thousands)	2018		2017		2016
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$8,700	25.7	$12,500	35.0	$10,251	35.0
State and local taxes, net of federal tax benefit	743	2.2	480	1.3	350	1.2
Foreign tax rate differences	809	2.4	(486)	(1.4)	(195)	(0.7)
U.S. tax reform	2,496	7.4	—	—	—	—
Deferred tax asset valuation allowance	758	2.2	(21)	—	(124)	(0.4)
Domestic production activities deduction	(727)	(2.1)	(700)	(2.0)	(960)	(3.3)
Other	797	2.3	763	2.2	(301)	(1.0)
Effective rate	$13,576	40.1	$12,536	35.1	$9,021	30.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$947	$2,084
Accrued expenses	8,142	12,459
Warranty	1,648	2,957
Defined benefit pension plan	1,528	2,666
Inventory	1,935	1,923
Share-based compensation	925	1,578
Vacation	797	1,422
Net operating loss and capital loss carry forwards	2,868	1,420
Deferred revenue	536	793
Other	665	964
Gross deferred tax assets	19,991	28,266
Valuation allowance	(3,562)	(2,804)
Net deferred tax assets	$16,429	$25,462

Deferred tax liabilities:
Intangible assets	$(6,648)	$(15,422)
Property, plant, and equipment	(4,219)	(5,920)
Total deferred tax liabilities	$(10,867)	$(21,342)

Net deferred tax assets	$5,562	$4,120

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Because the Company has a recent history of generating cumulative losses in a certain foreign tax jurisdiction, management did not consider projections of future taxable income as persuasive evidence for the recoverability of deferred tax assets in that jurisdiction.  Therefore, the Company recorded a valuation allowance of $2.9 million as of August 31, 2015, which has decreased to $2.4 million as of August 31, 2018 for the certain foreign tax jurisdiction.  Additionally, in fiscal 2018 the Company sold its filtration business, generating a $5.1 million capital loss.  The Company believes it is more likely than not that the benefit from the capital loss will not be realized.  Therefore, the Company recorded a valuation allowance of $1.2 million as of August 31, 2018.

The Company does not intend to, and has not historically, repatriated earnings of its foreign subsidiaries.  Thus, the Company has not provided a deferred income tax liability on these undistributed earnings that are indefinitely reinvested.  The Company would recognize a deferred income tax liability if the Company were to determine that such earnings were no longer indefinitely reinvested.  During fiscal year 2018, U.S. Tax Reform was enacted, requiring companies to pay a one-time deemed repatriation tax on certain unrepatriated earnings of foreign subsidiaries, and generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries.  There are other taxes that may be incurred if the Company would repatriate earnings of its foreign subsidiaries.  It is not practicable to estimate the amount of income taxes that would be incurred if the Company would repatriate earnings of its foreign subsidiaries.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2018	2017
Unrecognized tax benefits at September 1	$1,498	$1,260
Increases for positions taken in current year	117	371
Increases for positions taken in prior years	43	129
Decreases for positions taken in prior years	(21)	—
Reduction resulting from lapse of applicable statute of limitations	(38)	(224)
Decreases for settlements with tax authorities	(200)	(38)
Unrecognized tax benefits at August 31	$1,399	$1,498

The net amount of unrecognized tax benefits at both August 31, 2018 and 2017 that, if recognized, would impact the Company’s effective tax rate was $1.1 million.  Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $1.0 million and $0.8 million for the years ended August 31, 2018 and 2017, respectively.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and in state, local, and foreign jurisdictions.  The U.S. Internal Revenue Service (“IRS”) began an income tax audit for fiscal year 2016 in the fall of 2017.  At August 31, 2018, the Company does not believe the outcome of the IRS examination is likely to be material to our consolidated financial statements.  Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

Note 7 - Inventories

	August 31,
($ in thousands)	2018	2017
Raw materials and supplies	$36,316	$31,158
Work in process	9,176	7,113
Finished goods and purchased parts	40,197	52,382
Total inventory value before LIFO adjustment	85,689	90,653
Less adjustment to LIFO value	(6,456)	(4,498)
Inventories, net	$79,233	$86,155

Note 8 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2018	2017
Operating property, plant, and equipment:
Land	$2,799	$4,869
Buildings	37,220	49,977
Machinery and equipment	75,635	80,442
Furniture and fixtures	22,727	24,547
Construction in progress	6,733	3,004
Total operating property, plant, and equipment	145,114	162,839
Accumulated depreciation	(98,191)	(99,912)
Total operating property, plant, and equipment, net	$46,923	$62,927
Property held for lease:
Machines	$8,214	$7,833
Barriers	18,122	18,468
Total property held for lease	26,336	26,301
Accumulated depreciation	(16,011)	(14,730)
Total property held for lease, net	$10,325	$11,571
Property, plant, and equipment, net	$57,248	$74,498

Depreciation expense was $12.5 million, $12.2 million, and $12.2 million for fiscal 2018, 2017, and 2016, respectively.

Note 9 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2018 and 2017 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2016	$60,942	$15,861	$76,803
Foreign currency translation	36	292	328
Balance as of August 31, 2017	$60,978	$16,153	$77,131
Divestiture of businesses	(12,294)	—	(12,294)
Foreign currency translation	(93)	(73)	(167)
Balance as of August 31, 2018	$48,591	$16,080	$64,671

The components of the Company’s identifiable intangible assets at August 31, 2018 and 2017 are included in the table below.

	August 31,
	2018			2017
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Amortizable intangible assets:
Patents and developed technology	3.2	$26,831	$(19,656)	5.1	$34,038	$(21,581)
Customer relationships	5.2	16,459	(8,668)	5.8	19,975	(10,419)
Non-compete agreements	0.4	1,137	(1,048)	1.6	2,354	(1,806)
Other	1.1	110	(85)	8.8	210	(84)
Unamortizable intangible assets:
Tradenames	N/A	12,297	—	N/A	20,121	—
Total	3.7	$56,834	$(29,457)	5.1	$76,698	$(33,890)

Amortization expense for amortizable intangible assets was $4.0 million, $4.4 million, and $4.7 million for fiscal 2018, 2017, and 2016, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2019	$2,919
2020	2,513
2021	1,875
2022	1,699
2023	1,595
Thereafter	4,479
$15,080

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2018.  No impairment losses were indicated as a result of the annual impairment testing for fiscal 2018, 2017 and 2016.

Note 10 – Other Current Liabilities

	August 31,
($ in thousands)	2018	2017
Other current liabilities:
Compensation and benefits	$17,850	$18,926
Warranties	7,109	8,411
Deferred revenues	6,337	6,166
Dealer related liabilities	3,057	3,500
Customer deposits	2,591	4,096
Tax related liabilities	1,293	2,813
Accrued environmental liabilities	1,264	2,095
Other	7,434	9,112
Total other current liabilities	$46,935	$55,119

Note 11 – Credit Arrangements

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility.  The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2018 and August 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2018, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (3.01 percent at August 31, 2018), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2018 and August 31, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.8 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2018).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2018	2017
Senior Notes	$115,000	$115,000
Revolving Credit Facility	—	—
Series 2006A Bonds	1,775	1,976
Total debt	116,775	116,976
Less current portion	(205)	(201)
Total long-term debt	$116,570	$116,775

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$205
2 years	209
3 years	213
4 years	217
5 years	221
Thereafter	115,710
$116,775

Note 12 – Financial Derivatives

Fair values of derivative instruments are as follows:

		August 31,
($ in thousands)	Balance sheet location	2018	2017
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$775	$—
Foreign currency forward contracts	Other current liabilities	—	(1,633)
Total derivatives designated as hedging instruments		$775	$(1,633)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$123	$9
Foreign currency forward contracts	Other current liabilities	(12)	(114)
Total derivatives not designated as hedging instruments		$111	$(105)

Accumulated other comprehensive income included realized and unrealized after-tax gains of $5.0 million, $3.9 million, and $5.6 million at August 31, 2018, 2017, and 2016, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of loss recognized in OCI on derivatives is as follows:

	For the years ended August 31,
($ in thousands)	2018	2017	2016
Foreign currency forward contracts, net of tax expense (benefit) of $498, ($927), and $52	$(1,103)	$1,710	$(204)

During fiscal 2018, 2017, and 2016, the Company settled Euro foreign currency forward contracts resulting in an after-tax net loss of $0.5 million and $0.9 million, and an after-tax net gain of $0.3 million, respectively, which were included in OCI as part of a currency translation adjustment.  There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2018, 2017, and 2016.

At August 31, 2018 and 2017, the Company had outstanding Euro foreign currency forward contracts to sell 32.7 million Euro and 32.8 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At August 31, 2018 and 2017, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities.  The Company may choose whether or not to designate these contracts as hedges.  For those contracts not designated, changes in fair value are recognized currently in the income statement.  At August 31, 2018 and 2017, the Company had $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

Note 13 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2018 and 2017, respectively:

	August 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	$898
Derivative liabilities	—	(12)	—	$(12)

	August 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,620	$—	$—	$121,620
Derivative assets	—	9	—	9
Derivative liabilities	—	(1,747)	—	(1,747)

The carrying value of long-term debt (including current portion) was $116.8 million and $117.0 million at August 31, 2018 and 2017, respectively.  The fair value of this debt was estimated to be $107.3 million and $113.3 million as of August 31, 2018 and 2017, based on current market rates as of the respective year-ends.

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

Infrastructure Products Litigation

The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal.  Despite the September 2018 reversal of a sizable judgment against a competitor, the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

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

The current estimated aggregate accrued cost of $16.6 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and the preliminary discussions with the EPA, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2019 or later.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2018 and 2017:

($ in thousands)	August 31,
Balance sheet location	2018	2017
Other current liabilities	$1,264	$2,095
Other noncurrent liabilities	15,319	15,937
Total environmental remediation liabilities	$16,583	$18,032

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various non-cancelable operating lease agreements.  At August 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal years	$ in thousands
2019	$3,964
2020	3,996
2021	3,971
2022	3,831
2023	3,318
Thereafter	20,059
$39,138

Lease expense was $5.0 million, $5.1 million, and $5.0 million for fiscal 2018, 2017, and 2016, respectively.

Note 15 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees.  Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plans provide for a matching contribution by the Company.  The Company’s total contributions charged to expense under the plans were $1.7 million, $1.7 million, and $1.5 million for the years ended August 31, 2018, 2017, and 2016, respectively.

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

As of August 31, 2018 and 2017, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets.  The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan.  As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$6,825	$7,426
Interest cost	243	236
Actuarial (gain) loss	(134)	(287)
Benefits paid	(530)	(550)
Benefit obligation at end of year	$6,404	$6,825

Amounts recognized in the statement of financial position consist of:

	August 31,
($ in thousands)	2018	2017
Other current liabilities	$530	$530
Pension benefit liabilities	5,874	6,295
Net amount recognized	$6,404	$6,825

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2018	2017
Net actuarial loss	$(3,561)	$(3,901)

For the years ended August 31, 2018 and 2017, the Company assumed a discount rate of 4.00 percent and 3.70 percent, respectively, for the determination of the liability.  The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions.  The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2018, 2017, and 2016, the Company assumed a discount rate of 3.70 percent, 3.30 percent, and 4.10 percent, respectively, for the determination of the net periodic benefit cost.  The components of the net periodic benefit cost for the supplemental retirement plan are as follows:

	For the years ended August 31,
($ in thousands)	2018	2017	2016
Interest cost	$243	$236	$281
Net amortization and deferral	206	241	209
Total	$449	$477	$490

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2019 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded.  The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2019	$518
2020	511
2021	504
2022	496
2023	487
Thereafter	3,889
$6,404

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2018	2017
Product warranty accrual balance, beginning of period	$8,411	$7,443
Liabilities accrued for warranties during the period	5,228	6,914
Warranty claims paid during the period	(5,848)	(6,312)
Changes in estimates	141	366
Transfers to liabilities held-for-sale and divested businesses	(823)	—
Product warranty accrual balance, end of period	$7,109	$8,411

Warranty costs were $5.4 million, $7.3 million, and $5.4 million for fiscal 2018, 2017, and 2016, respectively.

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

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, M2M communication technology, and smartphone applications.  The irrigation reporting segment consists of one operating segment.

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2018, 2017, or 2016.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2018	2017	2016
Operating revenues:
Irrigation	$439,858	$418,041	$421,641
Infrastructure	107,847	99,944	94,770
Total operating revenues	$547,705	$517,985	$516,411

Operating income:
Irrigation	$41,933	$42,774	$49,232
Infrastructure	23,857	20,131	18,535
Corporate	(27,227)	(22,704)	(33,392)
Total operating income	38,563	40,201	34,375

Interest and other income (expense), net	(4,710)	(4,486)	(5,087)
Earnings before income taxes	$33,853	$35,715	$29,288

Total capital expenditures:
Irrigation	$9,259	$6,313	$8,375
Infrastructure	938	1,562	2,977
Corporate	857	988	144
	$11,054	$8,863	$11,496
Depreciation and amortization:
Irrigation	$11,412	$11,840	$11,774
Infrastructure	4,611	4,452	4,648
Corporate	491	386	459
	$16,514	$16,678	$16,881
Total assets:
Irrigation	$277,712	$337,446	$332,294
Infrastructure	69,919	80,187	81,160
Corporate	152,625	88,399	74,061
	$500,256	$506,032	$487,515

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2018		2017		2016
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$321,698	59	$297,261	57	$321,554	62
International	226,007	41	220,724	43	194,857	38
Total revenues	$547,705	100	$517,985	100	$516,411	100

	For the years ended August 31,
($ in thousands)	2018		2017		2016
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$39,290	69	$54,199	73	$58,098	75
International	17,958	31	20,299	27	19,529	25
Total long-lived assets	$57,248	100	$74,498	100	$77,627	100

Note 18 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company.  The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.  As of August 31, 2018, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan.  At August 31, 2018, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company.  The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan.  At August 31, 2018, 466,505 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan.  All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio.  If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan.  The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2018, 2017, and 2016:

	For the years ended August 31,
($ in thousands)	2018	2017	2016
Share-based compensation expense included in cost of operating revenues	$113	$231	$207

Research and development	150	162	140
Sales and marketing	461	397	455
General and administrative	3,169	2,807	2,258
Share-based compensation expense included in operating expenses	3,780	3,366	2,853
Total share-based compensation expense	3,893	3,597	3,060
Tax benefit	(1,090)	(1,338)	(1,138)
Share-based compensation expense, net of tax	$2,803	$2,259	$1,922

As of August 31, 2018, there was $6.6 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 2.1 years.

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

	Grant year
	Fiscal 2018	Fiscal 2017
Risk-free interest rate	2.2%	1.5%
Dividend yield	1.3%	1.5%
Expected life (years)	7	7
Volatility	33.9%	36.5%
Weighted average grant-date fair value of options granted	$30.72	$26.25

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

The following table summarizes information about stock options outstanding as of and for the years ended August 31, 2018, 2017, and 2016:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2016	127,286	$71.24	7.4	$521
Granted	47,223	$78.23
Exercised	(43,556)	$69.33		$681
Forfeited / cancelled	(8,434)	$73.90
Stock options outstanding at August 31, 2017	122,519	$74.43	7.5	$1,487
Granted	46,306	$91.52
Exercised	(37,651)	$74.02		$538
Forfeited / cancelled	(54,371)	$78.49
Stock options outstanding at August 31, 2018	76,803	$82.06	7.7	$1,053

Exercisable at August 31, 2016	57,250	$68.57	6.1	$362
Exercisable at August 31, 2017	36,348	$71.37	5.8	$553
Exercisable at August 31, 2018	25,469	$72.70	5.5	$587

There were 27,811, 25,285, and 23,164 outstanding stock options that vested during fiscal 2018, 2017, and 2016, respectively.  Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2018	2017	2016
Intrinsic value of stock options exercised	$538	$681	$181
Cash received from stock option exercises	$2,788	$3,020	$113
Tax benefit realized from stock option exercises	$151	$254	$67
Aggregate grant-date fair value of stock options vested	$31.37	$35.79	$37.70

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

The following table summarizes information about restricted stock units as of and for the years ended August 31, 2018, 2017, and 2016:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2016	67,054	$69.11
Granted	44,647	74.75
Vested	(34,312)	69.89
Forfeited / Cancelled	(8,366)	70.51
Restricted stock units outstanding at August 31, 2017	69,023	$72.25
Granted	79,550	87.80
Vested	(34,857)	72.82
Forfeited / Cancelled	(23,107)	76.99
Restricted stock units outstanding at August 31, 2018	90,609	$84.38

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash.  At August 31, 2018, 2017, and 2016, outstanding restricted stock units included 6,474, 6,709, and 6,155 units, respectively, that will be settled in cash.

The fair value of restricted stock units that vested during the period was $3.2 million and $2.4 million for each of the years ended August 31, 2018 and 2017, respectively.

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

The table below summarizes the status of the Company’s performance stock units as of and for the year ended August 31, 2018, 2017, and 2016:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2016	38,148	$72.20
Granted	15,902	74.80
Forfeited / cancelled	(15,361)	74.10
Performance stock units outstanding at August 31, 2017	38,689	$72.52
Granted	15,524	88.02
Forfeited / cancelled	(34,261)	74.61
Performance stock units outstanding at August 31, 2018	19,952	80.99

In connection with the performance stock units, the performance goals are based upon revenue growth and a return on net assets during the performance period.  The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock.  Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.  In fiscal 2018 and 2017, no performance stock units vested.

Note 19 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2018 and 2017.  During the twelve months ended August 31, 2016, the Company repurchased 688,790 shares of common stock for an aggregate purchase price of $48.3 million. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2018.

Note 20 – Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2018
Operating revenues	$124,526	$130,339	$169,571	$123,269
Cost of operating revenues	$92,129	$95,023	$118,093	$90,998
Earnings before income taxes	$4,792	$5,676	$17,445	$5,940
Net earnings	$3,185	$1,735	$10,379	$4,978
Diluted net earnings per share	$0.30	$0.16	$0.96	$0.46
Year ended August 31, 2017
Operating revenues	$110,390	$124,125	$151,533	$131,937
Cost of operating revenues	$82,016	$91,184	$105,627	$94,146
Earnings before income taxes	$1,335	$7,636	$16,197	$10,547
Net earnings	$873	$5,012	$10,952	$6,342
Diluted net earnings per share	$0.08	$0.47	$1.02	$0.59

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation’s (the Company) internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Omaha, Nebraska
October 23, 2018

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the year ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2018.  Information about the Board of Directors required by Items 401 and 407 of Regulation S‑K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein, under the caption “Executive Officers” as required by Item 401(b) of Regulation S-K.

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

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers).  The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website.  In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.  No waivers were provided for the fiscal year ended August 31, 2018.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2018 (there were no equity compensation plans not approved by security holders as of August 31, 2018):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	180,890	$82.06	466,505
Total	180,890	$82.06	466,505

(1)

Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans.  While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.

(2)

Column (a) includes (i) 19,952 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2018, and (ii) 84,135 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2018.  The PSUs are earned and Common

Stock issued if certain predetermined performance criteria are met.  Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance.  The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements.  Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2018, 2017, and 2016

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2018:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$7,447	$744	$—	$4,606	$3,585
Deferred tax asset valuation allowance (2)	2,804	758	—	—	3,562
Year ended August 31, 2017:
Deducted in the balance sheet from the
Valuation
Allowance for doubtful accounts (1)	$8,312	$483	$—	$1,348	$7,447
Deferred tax asset valuation allowance (2)	2,825	—	—	21	2,804
Year ended August 31, 2016:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$9,706	$800	$—	$2,194	$8,312
Deferred tax asset valuation allowance (2)	2,949	—	—	124	2,825

(1)	Deductions consist of uncollectible items reserved, less recoveries of items previously reserved.
(2)	Additions and deductions consist of changes to deferred tax assets not expected to be realized.

(a)(3) Exhibits.  The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
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
10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2018 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017.†

10.5	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.†
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

Exhibit
Number	Description
10.16

Employment Agreement dated February 19, 2009, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 25, 2009.†

10.17

Separation Agreement and General Release, dated January 10, 2018, by and between the Company and David B. Downing, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018.†

10.18

Amended and Restated Revolving Credit Agreement, dated February 18, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

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

10.23	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.24	Employment Agreement, dated July 17, 2017, between the Company and Timothy Hassinger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017.†
10.25

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Timothy Hassinger to sign the Annual Report on Form 10‑K for fiscal 2018 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of October, 2018.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of October, 2018.

/s/ TIMOTHY L. HASSINGER		Director, President and Chief Executive Officer
Timothy L. Hassinger		(Principal Executive Officer)

/s/ BRIAN L. KETCHAM		Vice President and Chief Financial Officer
Brian L. Ketcham		(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael C. Nahl	(1)	Chairman of the Board of Directors
Michael C. Nahl

/s/ Robert E. Brunner	(1)	Director
Robert E. Brunner
/s/ Michael N Christodolou	(1)	Director
Michael N. Christodolou

/s/ W. Thomas Jagodinski	(1)	Director
W. Thomas Jagodinski

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ David B. Rayburn	(1)	Director
David B. Rayburn

/s/ Michael D.Walter	(1)	Director
Michael D. Walter

/s/ William F. Welsh II	(1)	Director
William F. Welsh II

(1) By: /s/ TIMOTHY L. HASSINGER
Timothy L. Hassinger, Attorney‑In‑Fact