Form 10-Q
period 2018-11-30
LINDSAY CORP
filed 2019-01-09
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of December 22, 2018, 10,786,339 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2018	November 30, 2017
Operating revenues	$111,951	$124,526
Cost of operating revenues	83,303	92,129
Gross profit	28,648	32,397

Operating expenses:
Selling expense	7,982	10,225
General and administrative expense	15,058	11,918
Engineering and research expense	3,568	4,053
Total operating expenses	26,608	26,196

Operating income	2,040	6,201

Other income (expense):
Interest expense	(1,205)	(1,181)
Interest income	654	320
Other (expense) income, net	192	(548)

Earnings before income taxes	1,681	4,792

Income tax expense	469	1,607

Net earnings	$1,212	$3,185

Earnings per share:
Basic	$0.11	$0.30
Diluted	$0.11	$0.30

Shares used in computing earnings per share:
Basic	10,766	10,705
Diluted	10,806	10,740

Cash dividends declared per share	$0.31	$0.30

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2018	November 30, 2017
Net earnings	$1,212	$3,185
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	29	32
Foreign currency translation adjustment, net of hedging activities and tax	1,106	(1,034)
Total other comprehensive (loss) income, net of tax expense of $226 and $32, respectively	1,135	(1,002)
Total comprehensive income	$2,347	$2,183

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2018	November 30, 2017	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$137,217	$109,450	$160,787
Receivables, net of allowance of $3,324, $7,524, and $3,585, respectively	84,864	79,774	69,107
Inventories, net	88,912	93,994	79,233
Prepaid expenses	3,199	3,555	3,883
Assets held-for-sale	2,744	—	10,837
Other current assets	8,386	9,461	7,204
Total current assets	325,322	296,234	331,051

Property, plant, and equipment:
Cost	176,669	190,028	171,450
Less accumulated depreciation	(116,187)	(117,088)	(114,202)
Property, plant, and equipment, net	60,482	72,940	57,248

Intangibles, net	26,576	41,702	27,376
Goodwill	64,557	77,127	64,671
Deferred income tax assets	5,639	3,111	6,645
Other noncurrent assets	19,943	12,293	13,265
Total assets	$502,519	$503,407	$500,256

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,338	$41,046	$30,530
Current portion of long-term debt	206	202	205
Liabilities held-for-sale	—	—	2,424
Other current liabilities	41,480	48,875	46,935
Total current liabilities	83,024	90,123	80,094

Pension benefits liabilities	5,803	6,223	5,874
Long-term debt	116,518	116,724	116,570
Deferred income tax liabilities	1,048	1,649	1,083
Other noncurrent liabilities	19,451	19,456	19,769
Total liabilities	225,844	234,175	223,390

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,870, 18,805, and 18,841 shares issued, respectively	18,870	18,805	18,841
Capital in excess of stated value	68,710	63,191	68,465
Retained earnings	483,811	477,584	484,886
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(17,478)	(13,110)	(18,088)
Total shareholders' equity	276,675	269,232	276,866
Total liabilities and shareholders' equity	$502,519	$503,407	$500,256

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings					1,212			1,212
Other comprehensive income							1,135	1,135
Total comprehensive income								2,347
Cash dividends ($0.31) per share					(3,344)			(3,344)
Issuance of common shares under share compensation plans, net	29		29	(972)				(943)
Share-based compensation expense				1,217				1,217
Cumulative impact of ASC 606 adoption					532			532
Cumulative impact of ASU 2018-02 adoption					525		(525)	—
Balance at November 30, 2018	18,870	8,083	$18,870	$68,710	$483,811	$(277,238)	$(17,478)	$276,675

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,212	$3,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,424	4,335
Loss on sale of business	67	—
Provision for uncollectible accounts receivable	(159)	112
Deferred income taxes	742	2,111
Share-based compensation expense	1,303	1,001
Other, net	(1,053)	614
Changes in assets and liabilities:
Receivables	(14,782)	(6,526)
Inventories	(11,387)	(8,672)
Prepaid expenses and other current assets	298	(15)
Accounts payable	13,917	4,642
Other current liabilities	(7,106)	(6,156)
Other noncurrent assets and liabilities	(792)	399
Net cash used in operating activities	(14,316)	(4,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,701)	(1,991)
Proceeds from settlement of net investment hedges	962	101
Payments for settlement of net investment hedges	—	(1,176)
Other investing activities, net	8	74
Net cash used in investing activities	(4,731)	(2,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	132
Common stock withheld for payroll tax obligations	(1,120)	(828)
Principal payments on long-term debt	(51)	(50)
Dividends paid	(3,344)	(3,216)
Net cash used in financing activities	(4,338)	(3,962)

Effect of exchange rate changes on cash and cash equivalents	(185)	(246)
Net change in cash and cash equivalents	(23,570)	(12,170)
Cash and cash equivalents, beginning of period	160,787	121,620
Cash and cash equivalents, end of period	$137,217	$109,450

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$553	$213
Interest paid	$83	$123

NONCASH INVESTING ACTIVITIES:
Note receivable from sale of business	$5,823	$—

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The effective date of ASU No. 2016-02 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently in the assessment phase and is evaluating the effect that adoption of this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which modifies the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU No. 2017-12 is effective in the first quarter of the Company’s fiscal 2020 with early adoption permitted.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

Recent Accounting Guidance Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which had been codified in ASC Topic 606 Revenue from Contracts with Customers. The standard provides a single model for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The guidance replaces existing revenue recognition guidance in U.S. GAAP and became effective for the Company in its first quarter of fiscal 2019. Under ASC Topic 606 the timing of revenue recognition may differ from previous guidance for contracts with multiple performance obligations as revenue is recognized when control has been transferred for each performance obligation.  For custom and contract manufactured products that do not have an alternate use to the Company revenue is recognized over-time when the customer agreements contain contractual termination clauses and right to payment for work performed to date which is a change from previous guidance.

The Company adopted the new standard using the modified retrospective approach effective the first day of fiscal 2019.  As a result of the adoption, the Company increased retained earnings, $0.5 million, net of tax. This change relates primarily to custom and contract manufacturing arrangements for certain of the Company’s irrigation and infrastructure equipment products at various stages of production at August 31, 2018 in addition to contracts with multiple performance obligations for which control of the relevant performance obligation had been satisfied. Results for reporting periods beginning

September 1, 2018 are presented in accordance with the ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previously applied revenue recognition guidance.

In March 2017, the FASB issued ASU No. 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted ASU No. 2017-07 in first quarter of fiscal 2019, recognizing the net periodic pension cost within other (expense) income, net.  The Company also reclassified an immaterial amount of net periodic pension cost for its first quarter of fiscal 2018 out of general and administrative expense and into other (expense) income, net.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the impacts of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”).  SAB 118 directs companies to consider the impact of the U.S. Tax Reform as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting under ASC Topic 740, Income Taxes.  The Company has completed its accounting for the tax effects of U.S. Tax Reform as more fully explained in Note 5 to the condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under U.S. Tax Reform through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings.  The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. The Company adopted ASU No. 2018-02 in the first quarter of the Company’s fiscal 2019 and reclassified $0.5 million to retained earnings for the impact of stranded tax effects resulting from U.S. Tax Reform.

Note 2 – Revenue Recognition

The cumulative effect of initially applying the new revenue standard under ASC Topic 606 was recorded as an adjustment to the opening balance of retained earnings, which impacted the condensed consolidated balance sheet as follows:

($ in thousands)	August 31, 2018	ASC Topic 606 Adjustments	September 1, 2018
Assets
Inventories, net	$79,233	$(942)	$78,291
Other current assets	7,204	1,651	8,855

Liabilities and Stockholders' Equity
Other current liabilities	$46,935	$14	$46,949
Deferred income tax liabilities	1,083	163	1,246
Retained earnings	484,886	532	485,418

The adoption of ASC Topic 606 had the following impact on the condensed consolidated balance sheet and condensed consolidated statement of earnings for the three months ended November 30, 2018:

($ in thousands)	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606
Assets
Inventories, net	$88,912	$3,669	$92,581
Other current assets	8,386	(1,059)	7,327

Liabilities and Stockholders' Equity
Other current liabilities	$41,480	$5,489	$46,969
Retained earnings	483,811	(2,879)	480,932

Statement of Earnings
Operating revenues	$111,951	$(6,168)	$105,783
Operating income	2,040	(3,280)	(1,240)

The Company determines the appropriate revenue recognition for its contracts by analyzing the type, terms and conditions of each contract or arrangement with a customer.  Revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a customer. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those goods or services pursuant to a contract with the customer. The Company does not recognize revenue in cases where collectability is not probable, and defers the recognition until collection is probable or payment is received. Sales taxes, value added taxes, and other taxes collected from its customers concurrent with its revenue activities are excluded from revenue.

The Company elected to use the practical expedient of treating shipping and handling costs associated with outbound freight as a fulfillment obligation instead of a separate performance obligation.  Shipping and handling fees billed to the customer are reported as revenue and recorded in the same period as the associated fulfillment costs.

Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues in the period in which the sale is recognized.  The Company establishes provisions for estimated warranties and does not generally sell extended warranties for its products.

In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations at the end of the period when the contract has an original expected length of service of one year or less. For contracts with a length longer than twelve months, the unsatisfied performance obligation was $0.7 million at November 30, 2018.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the stand-alone selling price of each distinct good or service in the contract.  For most performance obligations, the stand-alone selling price is directly observable as these goods or services are also sold separately by the Company.  For performance obligations where the stand-alone selling price is not directly observable, the Company uses the expected cost plus a margin approach, under which the expected costs of satisfying a performance obligation are forecasted and then an appropriate margin for that distinct good or service is added.

The Company’s performance obligations are satisfied at either a point in time or over time depending on the measure of progress applied toward the complete satisfaction in the transfer of control of the related goods and services to the customer.

Revenue recognized at a point in time is derived from the sale of equipment and related parts.  Revenue recognition for equipment and parts is generally at a point in time upon transfer of control of the goods to the customer which generally happens upon shipment of goods to the customer.

Revenue recognized over time is primarily derived from engineering services and remote monitoring subscription services as well as custom and contract manufactured products.  For engineering services, transfer of control to the customer is continuous over time.  Therefore, revenue is recognized based on the extent of progress towards completion of the performance obligation.  Judgement is required when selecting the method to measure progress towards completion.  For fixed price agreements, the Company recognizes revenue on an inputs basis, using total costs incurred to date as a percentage of total costs expected to be incurred.  For time and material arrangements, the Company utilizes an output method of resources consumed such as the expended hours times the hourly billing rate.  For remote monitoring subscription services, customers are generally billed in advance and revenue is recognized ratably over the life of the agreement.

For custom and contract manufactured products, the transfer of control is continuous over the life of the agreement and products do not have an alternate use to the Company.  When the customer agreements contain contractual termination clauses and right to payment for work performed to date, the revenue from these agreements is recognized over time as the products are produced.

The Company also leases certain infrastructure property.  Revenues for the lease of infrastructure property are recognized on a straight-line basis over the lease term.

A breakout by segment of revenue recognized over time versus point in time for the three months ended November 30, 2018 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$81,086	$21,247	$102,333
Over time	6,524	1,490	8,014
Revenue from the contracts with customers	87,610	22,737	110,347

Lease revenue	—	1,604	1,604
Total operating revenues	$87,610	$24,341	$111,951

Further disaggregation of revenue is disclosed in the Note 15 – Industry Segment Information.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract liabilities primarily relate to the advance consideration received from customers for customer contracts, for which transfer of control of products or performance of service occurs in the future, and therefore revenue is recognized upon completion of the performance obligation.

At November 30, 2018, contract assets amounted to $1.8 million. This amount is included in the other current assets line item within current assets on the condensed consolidated balance sheets.  The contract asset attributable to the cumulative effect from the adoption of ASC Topic 606 was $1.1 million; the contract asset at August 31, 2018 was $0.5 million.

At November 30, 2018 and August 31, 2018, the contract liability was $6.4 million and $7.5 million, respectively. The contract liability is included in the other current liabilities on the condensed consolidated balance sheets. During the Company’s fiscal quarter ended November 30, 2018, the Company recognized $4.6 million of revenue that was included in the liability as of August 31, 2018. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter. Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

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

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.1 million included in general and administrative expense on the condensed consolidated statement of earnings for the three months ended November 30, 2018.  The Company received a note of $5.8 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” in the condensed consolidated balance sheet as of November 30, 2018.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at November 30, 2018, November 30, 2017, and August 31, 2018 are as follows:

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Receivables, net of allowance of $244	$—	$—	$3,473
Inventories, net	—	—	3,676
Property, plant, and equipment, net	2,744	—	3,637
Intangibles, net	—	—	51
Total assets	2,744	—	10,837

Accounts payable	—	—	1,476
Other current liabilities	—	—	948
Total liabilities	—	—	2,424

Net assets	$2,744	$—	$8,413

Note 4 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2018 and November 30, 2017:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2018	November 30, 2017
Numerator:
Net earnings	$1,212	$3,185

Denominator:
Weighted average shares outstanding	10,766	10,705
Diluted effect of stock awards	40	35
Weighted average shares outstanding assuming dilution	10,806	10,740

Basic net earnings per share	$0.11	$0.30
Diluted net earnings per share	$0.11	$0.30

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

	Three months ended
(Units and options in thousands)	November 30, 2018	November 30, 2017
Restricted stock units	26	65
Stock options	35	102

Note 5 – Income Taxes

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate.  However, the tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded no material discrete items for the three months ended November 30, 2018 or 2017.

The Company recorded income tax expense of $0.5 million and $1.6 million for the three months ended November 30, 2018 and 2017, respectively. The estimated annual effective income tax rate was 27.9 percent and 33.5 percent for the three months ended November 30, 2018 and 2017, respectively. The decrease in the estimated annual effective income tax rate from November 2018 to November 2017 relates primarily to the reduction of the U.S corporate income tax rate from 35% to 21% due to U.S. Tax Reform.

The United States enacted significant tax reform into law on December 22, 2017. U.S. Tax Reform made complex and broad changes to the U.S. tax laws.  U.S. Tax Reform required companies to pay a one-time deemed repatriation tax on certain undistributed earnings of foreign subsidiaries.  The Company recorded a $1.7 million provisional expense for the deemed repatriation tax in fiscal year 2018.  The Company finalized the calculations of the transition tax liability in the quarter ending November 30, 2018, with no adjustments to the provisional estimate previously recorded.   U.S. Tax Reform also established new income tax provisions that will affect the Company’s fiscal year 2019, including, but not limited to, eliminating the U.S. manufacturing deduction, and establishing a new minimum tax on global intangible low-taxed income (“GILTI”).  The Company has elected to account for GILTI as a period cost.

Note 6 – Inventories

Inventories consisted of the following as of November 30, 2018, November 30, 2017, and August 31, 2018:

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Raw materials and supplies	$40,781	$34,410	$36,316
Work in process	9,601	10,074	9,176
Finished goods and purchased parts	46,925	55,590	40,197
Total inventory value before LIFO adjustment	97,307	100,074	85,689
Less adjustment to LIFO value	(8,395)	(6,080)	(6,456)
Inventories, net	$88,912	$93,994	$79,233

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,724	1,926	1,775
Total debt	116,724	116,926	116,775
Less current portion	(206)	(202)	(205)
Total long-term debt	$116,518	$116,724	$116,570

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$206
2 years	210
3 years	214
4 years	218
5 years	222
Thereafter	115,654
$116,724

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

($ in thousands)	Balance sheet location	November 30, 2018	November 30, 2017	August 31, 2018
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$873	$—	$775
Foreign currency forward contracts	Other current liabilities	(248)	(365)	—
Total derivatives designated as hedging instruments		$625	$(365)	$775

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$51	$34	$123
Foreign currency forward contracts	Other current liabilities	(45)	(120)	(12)
Total derivatives not designated as hedging instruments		$6	$(86)	$111

Accumulated other comprehensive income included realized and unrealized after-tax gains of $5.7 million, $4.0 million, and $5.0 million at November 30, 2018, November 30, 2017, and August 31, 2018, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended
($ in thousands)	November 30, 2018	November 30, 2017
Foreign currency forward contracts, net of tax expense of $161 and $57, respectively	$651	$123

For the three months ended November 30, 2018 and November 30, 2017, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.7 million and after-tax net loss of $0.7 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2018 and November 30, 2017.

At November 30, 2018, November 30, 2017, and August 31, 2018, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.5 million Euro, 32.6 million Euro, and 32.7 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At November 30, 2018, November 30, 2017, and August 31, 2018, the

Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At November 30, 2018, November 30, 2017, and August 31, 2018, the Company had notional value of $1.9 million, $6.2 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2018, November 30, 2017, and August 31, 2018, respectively. There were no transfers between any levels for the periods presented.

	November 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137,217	$—	$—	$137,217
Derivative assets	—	924	—	924
Derivative liabilities	—	(293)	—	(293)

	November 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$109,450	$—	$—	$109,450
Derivative assets	—	34	—	34
Derivative liabilities	—	(485)	—	(485)

	August 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	898
Derivative liabilities	—	(12)	—	(12)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2018 or November 30, 2017.

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

The current estimated aggregate accrued cost of $16.4 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2019 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of November 30, 2018, November 30, 2017, and August 31, 2018:

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Other current liabilities	$1,243	$1,616	$1,264
Other noncurrent liabilities	15,142	15,825	15,319
Total environmental remediation liabilities	$16,385	$17,441	$16,583

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2018	November 30, 2017
Product warranty accrual balance, beginning of period	$7,109	$8,411
Liabilities accrued for warranties during the period	1,178	1,456
Warranty claims paid during the period	(1,047)	(1,688)
Changes in estimates	—	8
Product warranty accrual balance, end of period	$7,240	$8,187

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.3 million and $1.0 million for the three-month periods ended November 30, 2018 and November 30, 2017, respectively.

The following table illustrates the type and fair value of the share-based compensation awards granted during the three-month periods ended November 30, 2018 and November 30, 2017:

	Three months ended
	November 30, 2018		November 30, 2017
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	38,337	$24.71	44,312	$30.73
RSUs	29,013	$88.27	69,198	$87.06
PSUs	20,631	$88.27	14,854	$88.06

The RSUs granted during the three-months ended November 30, 2018 and November 30, 2017 consisted of 3,071 and 3,980, respectively, of awards that will be settled in cash. The weighted average stock price on the date of the grant was $91.87 and $91.56 for the three-month periods ended November 30, 2018 and 2017, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three-month periods ended November 30, 2018 and November 30, 2017:

	Grant Year
	2018	2017
Weighted-average dividend yield	1.4%	1.3%
Weighted-average volatility	26.3%	34.0%
Risk-free interest rate	3.1%	2.2%
Weighted-average expected lives	6 years	7 years

Note 13 – Other Current Liabilities

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Other current liabilities:
Compensation and benefits	$12,034	$14,615	$17,850
Warranties	7,240	8,187	7,109
Deferred revenues	5,047	4,370	6,337
Dealer related liabilities	3,467	3,286	3,057
Customer deposits	2,959	3,783	2,591
Tax related liabilities	1,400	3,218	1,293
Accrued environmental liabilities	1,243	1,616	1,264
Other	8,090	9,800	7,434
Total other current liabilities	$41,480	$48,875	$46,935

Note 14 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2018 and November 30, 2017 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2018.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2018 and November 30, 2017.

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

	Three months ended
($ in thousands)	November 30, 2018	November 30, 2017
Operating revenues:
Irrigation:
North America	$56,464	$67,752
International	31,146	35,601
Irrigation total	87,610	103,353
Infrastructure	24,341	21,173
Total operating revenues	$111,951	$124,526

Operating income:
Irrigation	$7,783	$7,851
Infrastructure	4,168	3,291
Corporate	(9,911)	(4,941)
Total operating income	2,040	6,201

Interest and other expense, net	(359)	(1,409)
Earnings before income taxes	$1,681	$4,792

Capital expenditures:
Irrigation	$2,137	$1,673
Infrastructure	190	196
Corporate	3,374	122
	$5,701	$1,991
Depreciation and amortization:
Irrigation	$2,332	$3,079
Infrastructure	965	1,138
Corporate	127	118
	$3,424	$4,335

($ in thousands)	November 30, 2018	November 30, 2017	August 31, 2018
Total assets:
Irrigation	$289,773	$327,183	$277,712
Infrastructure	74,671	76,488	69,919
Corporate	138,075	99,736	152,625
	$502,519	$503,407	$500,256

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2018.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2018, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2018.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2018.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2018 were $112.0 million, a decrease of 10 percent compared to $124.5 million for the three months ended November 30, 2017.  Irrigation segment revenues decreased 15 percent to $87.6 million and infrastructure segment revenues increased 15 percent to $24.3 million.  Net earnings for the three months ended November 30, 2018 were $1.2 million, or $0.11 per diluted share, compared to net earnings of $3.2 million, or $0.30 per diluted share, for the three months ended November 30, 2017.

Net earnings for the three months ended November 30, 2018 were reduced by after-tax costs of $2.9 million, or $0.27 per diluted share, related to the Company’s “Foundation for Growth” initiative, which was implemented in fiscal 2018 as a performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating performance.  These expenses consisted primarily of professional consulting fees, severance costs, and a loss resulting from the sale of the Company-owned irrigation dealership that occurred during the period.  In addition, irrigation revenues were $14.0 million lower during the quarter compared to the same period of fiscal 2018 as a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019 as part of the Foundation for Growth initiative.  The impact on net earnings related to the divestitures was minimal, and we expect the implementation of the Foundation for Growth to ultimately improve the overall operating performance of the Company.  A key financial objective of the Foundation for Growth is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 exclusive of market changes.

Results for the three months ended November 30, 2018 include pre-tax costs of $4.0 million in connection with the Foundation for Growth initiative, of which $3.8 million represents professional consulting fees with the remainder representing severance costs and loss on sale of a business. These costs, and additional future costs anticipated in connection with this initiative, are expected to be recovered through improved operating income in fiscal 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of November 2018, corn prices have increased approximately two percent and soybean prices have decreased approximately 12 percent from November 2017.  Commodity prices remain under pressure from a record soybean and near-record corn harvest and from diminished export prospects due to an ongoing trade dispute with China.

•

Net farm income – The U.S. Department of Agriculture (the “USDA”) report from November 2018 estimated U.S. 2018 net farm income to be $66.3 billion, down 12 percent from the USDA’s U.S. 2017 net farm income of $75.5 billion.  The 2018 net farm income forecast is substantially below the 10-year average of $86.9 billion (in nominal dollars), primarily the result of weaker prices for most major crops.

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
•

The 2018 Farm Bill was signed into law in December 2018. This Farm Bill continues many of the programs that were in the Agricultural Act of 2014, which expired in September 2018.  Such programs are designed to provide a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

The U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In November 2018, the U.S. Environmental Protection Agency issued Renewable Fuels Standard volume requirements for 2019 that modestly increased volume requirements compared to 2018 levels.

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

The outlook for lower net farm income and relatively weak commodity prices signals the likelihood of continued constrained demand for irrigation equipment in North America.  The U.S. agricultural sector’s well-being remains dependent on continued growth in domestic and foreign demand to sustain and improve commodity prices.

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

The backlog of unshipped orders at November 30, 2018 was $48.9 million compared with $80.3 million at November 30, 2017, with lower overall backlogs in both the infrastructure and irrigation segments.  Approximately $13.0 million of the reduction in backlog resulted from the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019, and $14.0 million of the reduction is from a large infrastructure project completed in the prior fiscal year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2018 compared to the Three Months ended November 30, 2017

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2018 and November 30, 2017.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	November 30, 2018	November 30, 2017	Increase (Decrease)
Consolidated
Operating revenues	$111,951	$124,526	-10%
Gross profit	$28,648	$32,397	-12%
Gross margin	25.6%	26.0%

Operating expenses (1)	$26,608	$26,196	2%
Operating income	$2,040	$6,201	-67%
Operating margin	1.8%	5.0%

Other (expense), net	$(359)	$(1,409)	-75%
Income tax expense	$469	$1,607	-71%
Overall income tax rate	27.9%	33.5%
Net earnings	$1,212	$3,185	-62%

Irrigation Equipment Segment
Segment operating revenues	$87,610	$103,353	-15%
Segment operating income	$7,783	$7,851	-1%
Segment operating margin	8.9%	7.6%

Infrastructure Products Segment
Segment operating revenues	$24,341	$21,173	15%
Segment operating income	$4,168	$3,291	27%
Segment operating margin	17.1%	15.5%

(1)	Includes $9.9 million and $4.9 million of corporate expenses for the three months ended November 30, 2018 and November 30, 2017, respectively.

Revenues

Operating revenues for the three months ended November 30, 2018 decreased 10 percent to $112.0 million from $124.5 million for the three months ended November 30, 2017, as irrigation revenues decreased $15.8 million and infrastructure revenues increased $3.2 million.  The irrigation segment provided 78 percent of the Company’s revenue during the three months ended November 30, 2018 as compared to 83 percent for the three months ended November 30, 2017.

North America irrigation revenues for the three months ended November 30, 2018 of $56.5 million decreased $11.3 million, or 17 percent, from $67.8 million for the three months ended November 30, 2017.  North America irrigation revenues decreased $14.0 million during the quarter compared to the same prior year period as a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019. Excluding the impact of the divestitures, North America irrigation revenues increased five percent compared to the same prior year period, primarily due to higher average selling prices.

International irrigation revenues for the three months ended November 30, 2018 of $31.1 million decreased by $4.5 million, or 13 percent, from $35.6 million for the three months ended November 30, 2017. Revenues decreased $2.4 million, or 7 percent, due to differences in foreign currency translation rates compared to the same prior year period. In addition, higher sales in Brazil were more than offset by lower project sales in developing markets.

Infrastructure segment revenues for the three months ended November 30, 2018 of $24.3 million increased $3.1 million, or 15 percent, from $21.2 million for the three months ended November 30, 2017.  The increase resulted from higher Road Zipper System® sales which were partially offset by lower sales of road safety products.

Gross Profit

Gross profit for the three months ended November 30, 2018 of $28.6 million decreased 12 percent from $32.4 million for the three months ended November 30, 2017.  The decrease in gross profit resulted primarily from lower revenues, including the impact of the business divestitures.  Gross margin decreased slightly at 25.6 percent of sales for the three months ended November 30, 2018 compared with 26.0 percent of sales for the three months ended November 30, 2017.

Operating Expenses

Operating expenses of $26.6 million for the three months ended November 30, 2018 increased by two percent over operating expenses in the three months ended November 30, 2017.  The increase included costs of $4.0 million in connection with the Company’s Foundation for Growth initiative, of which $3.8 million represents professional consulting fees while the remainder represented severance costs and loss on sale of a business.  The increase was mainly offset by the impact of the business divestitures.  Excluding the impact of the Foundation for Growth costs, operating expenses were 20.2 percent of sales for the three months ended November 30, 2018 compared to 21.0 percent of sales for the three months ended November 30, 2017.

Income Taxes

The Company recorded income tax expense of $0.5 million and $1.6 million for the three months ended November 30, 2018 and November 30, 2017, respectively.  The overall income tax rate was 27.9 percent and 33.5 percent for the three months ended November 30, 2018 and November 30, 2017, respectively.  The decrease in the effective tax rate resulted primarily from the reduction of the U.S. corporate income tax rate from 35% to 21% due to U.S. Tax Reform.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $137.2 million at November 30, 2018 compared with $109.5 million at November 30, 2017 and $160.8 million at August 31, 2018.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $30.2 million, $26.1 million, and $32.6 million as of November 30, 2018, November 30, 2017, and August 31, 2018, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $242.3 million at November 30, 2018, as compared with $206.1 million at November 30, 2017 and $251.0 million at August 31, 2018.  Cash used in operating activities totaled $14.3 million during the three months ended November 30, 2018, an increase of $9.3 million compared to cash used in operating activities of $5.0 million during the three months ended November 30, 2017.  This increase was primarily due to increased working capital to support higher sales.

Cash flows used in investing activities totaled $4.7 million during the three months ended November 30, 2018 compared to $3.0 million during the three months ended November 30, 2017.  The increase is primarily attributable to an increase in capital spending compared to the prior year.  Capital spending was $5.7 million in the first three months of fiscal 2018 compared to capital spending of $2.0 million in the same period of the prior fiscal year.

Cash flows used in financing activities totaled $4.3 million during the three months ended November 30, 2018 compared to cash flows used in financing activities of $4.0 million during the three months ended November 30, 2017.

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

Capital Expenditures

Capital expenditures for fiscal 2019 are expected to be between $15.0 million and $20.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2019, the Company paid a quarterly cash dividend of $0.31 per common share, or $3.3 million, to stockholders as compared to $0.30 per common share, or $3.2 million, in the first quarter of fiscal 2018.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three months ended November 30, 2018 and November 30, 2017, respectively. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2018.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2018 and November 30, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At November 30, 2018, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (3.25 percent at November 30, 2018), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2018 and November 30, 2017, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.7 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of November 30, 2018).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2018.

Changes in Internal Control over Financial Reporting

Additionally, the CEO and CFO determined that there has not been any significant change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective September 1, 2018, the Company implemented ASC Topic 606, Revenue from Contracts with Customers. Management did implement changes to its processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 10 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2019 Plan Year.† **
10.2*	Lindsay Corporation Policy on Payment of Director Fees and Expenses.
10.3	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 19, 2018.†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January 2019.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)