Form 10-Q
period 2019-02-28
LINDSAY CORP
filed 2019-04-09
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

Lindsay Corporation

(Exact name of registrant as specified in its charter)

Delaware	47‑0554096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18135 Burke Street, Suite 100, Omaha, Nebraska	68022
(Address of principal executive offices)	(Zip Code)

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

As of April 5, 2019, 10,786,339 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Operating revenues	$109,182	$130,339	$221,133	$254,865
Cost of operating revenues	84,708	95,023	168,011	187,152
Gross profit	24,474	35,316	53,122	67,713

Operating expenses:
Selling expense	8,437	10,020	16,419	20,245
General and administrative expense	16,832	14,086	31,890	26,004
Engineering and research expense	3,665	3,919	7,233	7,972
Total operating expenses	28,934	28,025	55,542	54,221

Operating income (loss)	(4,460)	7,291	(2,420)	13,492

Other income (expense):
Interest expense	(1,178)	(1,095)	(2,383)	(2,331)
Interest income	751	311	1,405	686
Other (expense) income, net	(181)	(831)	11	(1,379)

Earnings (loss) before income taxes	(5,068)	5,676	(3,387)	10,468

Income tax expense (benefit)	(1,628)	3,941	(1,159)	5,548

Net earnings (loss)	$(3,440)	$1,735	$(2,228)	$4,920

Earnings (loss) per share:
Basic	$(0.32)	$0.16	$(0.21)	$0.46
Diluted	$(0.32)	$0.16	$(0.21)	$0.46

Shares used in computing earnings (loss) per share:
Basic	10,786	10,743	10,776	10,724
Diluted	10,786	10,765	10,776	10,752

Cash dividends declared per share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net earnings (loss)	$(3,440)	$1,735	$(2,228)	$4,920
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	38	37	67	69
Foreign currency translation adjustment, net of hedging activities and tax	852	1,814	1,958	780
Total other comprehensive (loss) income, net of tax expense (benefit) of $75, ($306), $301 and ($274), respectively	890	1,851	2,025	849
Total comprehensive income (loss)	$(2,550)	$3,586	$(203)	$5,769

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2019	February 28, 2018	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$102,778	$102,211	$160,787
Receivables, net of allowance of $3,224, $7,736, and $3,585, respectively	88,576	96,738	69,107
Inventories, net	99,984	102,975	79,233
Prepaid expenses	4,948	5,339	3,883
Assets held-for-sale	2,744	—	10,837
Other current assets	18,196	6,092	7,204
Total current assets	317,226	313,355	331,051

Property, plant, and equipment:
Cost	181,644	192,898	171,450
Less accumulated depreciation	(116,338)	(120,220)	(114,202)
Property, plant, and equipment, net	65,306	72,678	57,248

Intangibles, net	25,853	40,677	27,376
Goodwill	64,591	77,296	64,671
Deferred income tax assets	6,484	5,773	6,645
Other noncurrent assets	20,645	12,575	13,265
Total assets	$500,105	$522,354	$500,256

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,419	$46,599	$30,530
Current portion of long-term debt	207	203	205
Liabilities held-for-sale	—	—	2,424
Other current liabilities	44,825	57,720	46,935
Total current liabilities	82,451	104,522	80,094

Pension benefits liabilities	5,732	6,152	5,874
Long-term debt	116,466	116,673	116,570
Deferred income tax liabilities	991	1,179	1,083
Other noncurrent liabilities	22,622	20,768	19,769
Total liabilities	228,262	249,294	223,390

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,870, 18,841, and 18,841 shares issued, respectively	18,870	18,841	18,841
Capital in excess of stated value	69,772	66,625	68,465
Retained earnings	477,027	476,091	484,886
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(16,588)	(11,259)	(18,088)
Total shareholders' equity	271,843	273,060	276,866
Total liabilities and shareholders' equity	$500,105	$522,354	$500,256

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings (loss)	—	—	—	—	(2,228)	—	—	(2,228)
Other comprehensive income	—	—	—	—	—	—	2,025	2,025
Total comprehensive income (loss)	—	—	—	—	—	—	—	(203)
Cash dividends ($0.62) per share	—	—	—	—	(6,688)	—	—	(6,688)
Issuance of common shares under share compensation plans:
Proceeds from exercise of stock options	29	—	29	148	—	—	—	177
Common stock withheld for payroll tax obligations	—	—	—	(1,124)	—	—	—	(1,124)
Share-based compensation expense	—	—	—	2,283	—	—	—	2,283
Cumulative impact of ASC 606 adoption	—	—	—	—	532	—	—	532
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	525	—	(525)	—
Balance at February 28, 2019	18,870	8,083	$18,870	$69,772	$477,027	$(277,238)	(16,588)	$271,843

Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055
Comprehensive income:
Net earnings	—	—	—	—	4,920	—	—	4,920
Other comprehensive income	—	—	—	—	—	—	849	849
Total comprehensive income	—	—	—	—	—	—	—	5,769
Cash dividends ($0.60) per share	—	—	—	—	(6,444)	—	—	(6,444)
Issuance of common shares under share compensation plans:
Proceeds from exercise of stock options	61	—	61	2,727	—	—	—	2,788
Common stock withheld for payroll tax obligations	—	—	—	(833)	—	—	—	(833)
Share-based compensation expense	—	—	—	1,725	—	—	—	1,725
Balance at February 28, 2018	18,841	8,083	$18,841	$66,625	$476,091	$(277,238)	$(11,259)	$273,060

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,228)	$4,920
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,889	8,599
Loss on sale of business	67	—
Provision for uncollectible accounts receivable	(315)	228
Deferred income taxes	(105)	(931)
Share-based compensation expense	2,403	1,887
Other, net	(1,093)	45
Changes in assets and liabilities:
Receivables	(18,157)	(23,084)
Inventories	(22,246)	(15,239)
Prepaid expenses and other current assets	(5,111)	(1,731)
Accounts payable	8,402	9,728
Other current liabilities	(9,792)	5,313
Other noncurrent assets and liabilities	1,439	1,368
Net cash used in operating activities	(39,847)	(8,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(11,701)	(4,715)
Proceeds from settlement of net investment hedges	1,462	101
Payments for settlement of net investment hedges	(245)	(1,967)
Other investing activities, net	38	137
Net cash used in investing activities	(10,446)	(6,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	2,788
Common stock withheld for payroll tax obligations	(1,124)	(833)
Principal payments on long-term debt	(102)	(100)
Dividends paid	(6,688)	(6,444)
Net cash used in financing activities	(7,737)	(4,589)

Effect of exchange rate changes on cash and cash equivalents	21	521
Net change in cash and cash equivalents	(58,009)	(19,409)
Cash and cash equivalents, beginning of period	160,787	121,620
Cash and cash equivalents, end of period	$102,778	$102,211

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$5,876	$2,141
Interest paid	$2,329	$2,301

NONCASH INVESTING ACTIVITIES:
Note receivable from sale of business	$5,823

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2020 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

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

The Company adopted the new standard using the modified retrospective approach effective the first day of fiscal 2019.  As a result of the adoption, the Company increased retained earnings, $0.5 million, net of tax. This change relates primarily to custom and contract manufacturing arrangements for certain of the Company’s irrigation and infrastructure equipment products at various stages of production at August 31, 2018 in addition to contracts with multiple performance obligations for which control of the relevant performance obligation had been satisfied. Results for reporting periods beginning

September 1, 2018 are presented in accordance with ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previously applied revenue recognition guidance.

In March 2017, the FASB issued ASU No. 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted ASU No. 2017-07 in first quarter of fiscal 2019, recognizing the net periodic pension cost within other (expense) income, net.  The Company also reclassified $0.2 million of net periodic pension cost for the three months and six months ended February 28, 2018, out of general and administrative expense and into other (expense) income, net.

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

The adoption of ASC Topic 606 had the following impact on the condensed consolidated balance sheet and condensed consolidated statement of operations for the three months and six months ended February 28, 2019:

($ in thousands)	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606
Assets
Inventories, net	$99,984	$3,734	$103,718
Other current assets	18,196	(1,157)	17,039

Liabilities and Stockholders' Equity
Other current liabilities	$44,825	$5,503	$50,328
Retained earnings	477,027	(2,926)	474,101

	Three months ended			Six months ended
	February 28, 2019			February 28, 2019
($ in thousands)	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606
Statement of Earnings
Operating revenues	$109,182	$(178)	$109,004	$221,133	$(6,346)	$214,787
Operating income	(4,460)	(111)	(4,571)	(2,420)	(3,391)	(5,811)

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

In addition, the Company elected to use the practical expedient of not disclosing the value of unsatisfied performance obligations at the end of the period when the contract has an original expected length of service of one year or less. For contracts with a length longer than twelve months, the unsatisfied performance obligations were $1.7 million at February 28, 2019.

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

Revenue recognized over time is primarily derived from engineering services and remote monitoring subscription services as well as custom and contract manufactured products.  For engineering services, transfer of control to the customer is continuous over time.  Therefore, revenue is recognized based on the extent of progress towards completion of the performance obligation.  Judgment is required when selecting the method to measure progress towards completion.  For fixed price agreements, the Company recognizes revenue on an inputs basis, using total costs incurred to date as a percentage of total costs expected to be incurred.  For time and material arrangements, the Company utilizes an output method of resources consumed such as the expended hours times the hourly billing rate.  For remote monitoring subscription services, customers are generally billed in advance and revenue is recognized ratably over the life of the agreement.

For custom and contract manufactured products, the transfer of control is continuous over the life of the agreement and products do not have an alternate use to the Company.  When the customer agreements contain contractual termination clauses and right to payment for work performed to date, the revenue from these agreements is recognized over time as the products are produced.

The Company also leases certain infrastructure property to customers.  Revenues from the leasing of infrastructure property are recognized on a straight-line basis over the lease term.

A breakout by segment of revenue recognized over time versus point in time for the three months and six months ended February 28, 2019 is as follows:

	Three months ended			Six months ended
	February 28, 2019			February 28, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$85,939	$10,917	$96,856	$167,025	$32,164	$199,189
Over time	9,827	1,292	11,119	16,351	2,782	19,133
Revenue from the contracts with customers	95,766	12,209	107,975	183,376	34,946	218,322

Lease revenue	—	1,207	1,207	—	2,811	2,811
Total operating revenues	$95,766	$13,416	$109,182	$183,376	$37,757	$221,133

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

At February 28, 2019, contract assets amounted to $1.5 million. This amount is included in the other current assets line item within current assets on the condensed consolidated balance sheets.  The contract asset attributable to the cumulative effect from the adoption of ASC Topic 606 was $1.1 million; the contract asset at August 31, 2018 was $0.5 million.

At February 28, 2019 and August 31, 2018, the contract liability was $8.7 million and $8.2 million, respectively. The contract liability is included in the other current liabilities on the condensed consolidated balance sheets. During the

Company’s six months ended February 28, 2019, the Company recognized $6.5 million of revenue that was included in the liability as of August 31, 2018. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter. Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 3 – Divestitures and Held-For-Sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.1 million included in general and administrative expense on the condensed consolidated statement of operations for the three months ended November 30, 2018.  The Company received a note of $5.8 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” in the condensed consolidated balance sheet as of February 28, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at February 28, 2019, February 28, 2018, and August 31, 2018 are as follows:

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Receivables, net of allowance of $244	$—	$—	$3,473
Inventories, net	—	—	3,676
Property, plant, and equipment, net	2,744	—	3,637
Intangibles, net	—	—	51
Total assets	2,744	—	10,837

Accounts payable	—	—	1,476
Other current liabilities	—	—	948
Total liabilities	—	—	2,424

Net assets	$2,744	$—	$8,413

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

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2019 and February 28, 2018:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Numerator:
Net earnings (loss)	$(3,440)	$1,735	$(2,228)	$4,920

Denominator:
Weighted average shares outstanding	10,786	10,743	10,776	10,724
Diluted effect of stock awards	—	22	—	28
Weighted average shares outstanding assuming dilution	10,786	10,765	10,776	10,752

Basic net earnings (loss) per share	$(0.32)	$0.16	$(0.21)	$0.46
Diluted net earnings (loss) per share	$(0.32)	$0.16	$(0.21)	$0.46

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

	Three months ended		Six months ended
(Units and options in thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Restricted stock units	7	6	17	72
Stock options	74	64	55	167
Performance stock units	10	—	5	—

Note 5 – Income Taxes

The Company recorded income tax (benefit) expense of $(1.6) million and $3.9 million for the three months ended February 28, 2019 and 2018, respectively. The Company recorded income tax (benefit) expense of $(1.2) million and $5.5 million for the six months ended February 28, 2019 and February 28, 2018, respectively. The overall income tax rate was 34.2 percent and 53.0 percent for the fiscal year-to-date periods ended February 28, 2019 and February 28, 2018, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 29.4 percent and 28.4 percent for the six months ended February 28, 2019 and February 28, 2018, respectively. The change in the estimated annual effective income tax rate from February 2018 to February 2019 relates primarily to the reduction of the U.S corporate income tax rate from a prior year blended rate of 25.7 percent to 21 percent due to U.S. Tax Reform offset by the elimination of the manufacturing deduction. The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items of $(0.3) million for the six months ended February 28, 2019.  The Company recorded $2.6 million of discrete items for the six months ended February 28, 2018 as a result of amounts recorded for U.S. Tax Reform.

The United States enacted significant tax reform into law on December 22, 2017. U.S. Tax Reform made complex and broad changes to the U.S. tax laws. U.S. Tax Reform required companies to pay a one-time deemed repatriation tax on certain undistributed earnings of foreign subsidiaries. The Company recorded a $1.7 million expense for the deemed repatriation tax in fiscal year 2018. U.S. Tax Reform also established new income tax provisions that will affect the Company’s fiscal year 2019, including, but not limited to, eliminating the U.S. manufacturing deduction, and establishing a new minimum tax on global intangible low-taxed income (“GILTI”). The Company has elected to account for GILTI as a period cost, the effect of which is reflected in the estimated annual effective tax rate of 29.4 percent for the six months ended February 28, 2019.

Note 6 – Inventories

Inventories consisted of the following as of February 28, 2019, February 28, 2018, and August 31, 2018:

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Raw materials and supplies	$47,573	$38,716	$36,316
Work in process	8,715	9,371	9,176
Finished goods and purchased parts	51,910	60,925	40,197
Total inventory value before LIFO adjustment	108,198	109,012	85,689
Less adjustment to LIFO value	(8,214)	(6,037)	(6,456)
Inventories, net	$99,984	$102,975	$79,233

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,673	1,876	1,775
Total debt	116,673	116,876	116,775
Less current portion	(207)	(203)	(205)
Total long-term debt	$116,466	$116,673	$116,570

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$207
2 years	211
3 years	215
4 years	219
5 years	224
Thereafter	115,597
$116,673

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

($ in thousands)	Balance sheet location	February 28, 2019	February 28, 2018	August 31, 2018
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$396	$—	$775
Foreign currency forward contracts	Other current liabilities	(9)	(965)	—
Total derivatives designated as hedging instruments		$387	$(965)	$775

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$30	$19	$123
Foreign currency forward contracts	Other current liabilities	(13)	(45)	(12)
Total derivatives not designated as hedging instruments		$17	$(26)	$111

Accumulated other comprehensive income included realized and unrealized after-tax gains of $5.7 million, $3.0 million, and $5.0 million at February 28, 2019, February 28, 2018, and August 31, 2018, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended		Six months ended
($ in thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Foreign currency forward contracts, net of tax expense (benefit) of $25, ($330), $186, and ($273) respectively	$(8)	$(1,047)	$643	$(924)

For the three months ended February 28, 2019 and February 28, 2018, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.2 million and after-tax net loss of $0.6 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the six months ended February 28, 2019 and February 28, 2018, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.9 million and an after-tax net loss of $1.3 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 28, 2019 and February 28, 2018.

At February 28, 2019, February 28, 2018, and August 31, 2018, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.7 million Euro, 32.8 million Euro, and 32.7 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At February 28, 2019, February 28, 2018, and August 31, 2018, the Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of operations.  At February 28, 2019, February 28, 2018, and August 31, 2018, the Company had notional value of $2.0 million, $6.2 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2019, February 28, 2018, and August 31, 2018, respectively. There were no transfers between any levels for the periods presented.

	February 28, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,778	$—	$—	$102,778
Derivative assets	—	426	—	426
Derivative liabilities	—	(22)	—	(22)

	February 28, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,211	$—	$—	$102,211
Derivative assets	—	19	—	19
Derivative liabilities	—	(1,010)	—	(1,010)

	August 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	898
Derivative liabilities	—	(12)	—	(12)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 28, 2019 or February 28, 2018.

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

The Company believes it has meritorious factual and legal defenses to each of these lawsuits and is prepared to vigorously defend its interests.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements.  While it is possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in these lawsuits and does not expect that these lawsuits will have a material effect on its business or its consolidated financial statements.

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

The Company began soil and groundwater testing in preparation for developing this feasibility study during the first quarter of fiscal 2016. During the second quarter of fiscal 2016, the Company completed its testing which clarified the extent of contamination, including the identification of a source of contamination near the manufacturing building that was not part of the area for which reserves were previously established.  The Company, with the assistance of third-party environmental experts, developed and evaluated remediation alternatives, a proposed remediation plan, and estimated costs.  Based on these estimates of future remediation and operating costs, the Company accrued an additional $13.0 million in the second quarter of fiscal 2016 and included the related expenses in general and administrative expenses in the condensed consolidated statements of operations.

The current estimated aggregate accrued cost of $16.2 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a meeting with the EPA and the Nebraska Department of

Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2019 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of February 28, 2019, February 28, 2018, and August 31, 2018:

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Other current liabilities	$1,243	$1,544	$1,264
Other noncurrent liabilities	14,993	15,677	15,319
Total environmental remediation liabilities	$16,236	$17,221	$16,583

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Product warranty accrual balance, beginning of period	$7,240	$8,187	$7,109	$8,411
Liabilities accrued for warranties during the period	1,652	647	2,830	2,103
Warranty claims paid during the period	(1,259)	(1,245)	(2,306)	(2,933)
Changes in estimates	338	(41)	338	(33)
Product warranty accrual balance, end of period	$7,971	$7,548	$7,971	$7,548

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.1 million and $0.9 million for the three months ended February 28, 2019 and February 28, 2018, respectively. Share-based compensation expense was $2.4 million and $1.9 million for the six months ended February 28, 2019 and February 28, 2018, respectively.

During the second quarter of fiscal 2019, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $95.61 per share, which resulted in a total of 7,456 RSUs being granted.

Note 13 – Other Current Liabilities

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Other current liabilities:
Compensation and benefits	$13,102	$16,146	$17,850
Contract liabilities	8,660	17,509	8,184
Warranties	7,971	7,548	7,109
Dealer related liabilities	4,122	3,073	2,431
Accrued insurance	2,010	2,225	2,256
Accrued environmental liabilities	1,243	1,544	1,264
Tax related liabilities	1,223	2,654	1,293
Other	6,494	7,021	6,548
Total other current liabilities	$44,825	$57,720	$46,935

Note 14 – Share Repurchases

There were no shares repurchased during the three and six months ended February 28, 2019 and February 28, 2018 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2019.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 28, 2019 and February 28, 2018.

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

	Three months ended		Six months ended
($ in thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Operating revenues:
Irrigation:
North America	$57,681	$78,863	$114,145	$146,616
International	38,085	33,002	69,231	68,602
Irrigation total	95,766	111,865	183,376	215,218
Infrastructure	13,416	18,474	37,757	39,647
Total operating revenues	$109,182	$130,339	$221,133	$254,865

Operating income (loss):
Irrigation	$7,521	$11,933	$15,304	$19,784
Infrastructure	(446)	2,519	3,722	5,810
Corporate	(11,535)	(7,161)	(21,446)	(12,102)
Total operating income (loss)	(4,460)	7,291	(2,420)	13,492

Interest and other expense, net	(608)	(1,615)	(967)	(3,024)
Earnings (loss) before income taxes	$(5,068)	$5,676	$(3,387)	$10,468

Capital expenditures:
Irrigation	$2,341	$2,362	$4,478	$4,035
Infrastructure	176	268	366	464
Corporate	3,483	94	6,857	216
	$6,000	$2,724	$11,701	$4,715
Depreciation and amortization:
Irrigation	$2,366	$2,994	$4,698	$6,073
Infrastructure	919	1,144	1,884	2,282
Corporate	180	126	307	244
	$3,465	$4,264	$6,889	$8,599

($ in thousands)	February 28, 2019	February 28, 2018	August 31, 2018
Total assets:
Irrigation	$309,532	$348,298	$277,712
Infrastructure	69,829	79,342	69,919
Corporate	120,744	94,714	152,625
	$500,105	$522,354	$500,256

ITEM 2 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward‑Looking Statements`

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2018.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the six months ended February 28, 2019.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2019 were $109.2 million, a decrease of 16 percent compared to $130.3 million for the three months ended February 28, 2018.  Irrigation segment revenues decreased 14 percent to $95.8 million and infrastructure segment revenues decreased 27 percent to $13.4 million.  Net loss for the three months ended February 28, 2019 was $3.4 million, or $0.32 per diluted share, compared to net earnings of $1.7 million, or $0.16 per diluted share, for the three months ended February 28, 2018.

Net earnings for the three months ended February 28, 2019 were reduced by after-tax costs of $3.7 million, or $0.34 per diluted share, related to the Company’s “Foundation for Growth” initiative.  The pre-tax costs associated with the Foundation for Growth initiative during the quarter were $5.3 million, of which $4.8 million were professional consulting fees and the remainder represented severance costs.  These costs, and additional future costs anticipated in connection with this initiative, are expected to be recovered through improved operating income in future periods.

In addition, the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019 as part of the Foundation for Growth initiative resulted in a $19.6 million reduction in irrigation revenues during the second quarter of fiscal 2019 compared to the same period of fiscal 2018. However, the impact on net earnings during the quarter from this reduction in revenues was minimal. Going forward, the Foundation for Growth initiative is expected to ultimately improve the overall net earnings of the Company.  A key financial objective of the Foundation for Growth is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 assuming no improvement in market conditions from fiscal 2017.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of February 2019, corn prices have decreased one percent and soybean prices have decreased approximately 13 percent from February 2018.  Commodity prices remain under pressure from a record soybean harvest and near-record corn harvest and from diminished exports, due in part to an ongoing trade dispute with China.

•

Net farm income – The U.S. Department of Agriculture (the “USDA”) report from February 2019 estimated U.S. 2019 net farm income to be $69.4 billion, up 10 percent from the USDA’s U.S. 2018 net farm income of $63.1 billion.  However, forecasted 2019 net farm income remains substantially below the 10-year U.S. net farm income average of $85.3 billion (in nominal dollars), primarily the result of weaker prices for most major crops.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures.  Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or excessive natural precipitation.  In March, widespread flooding in many parts of the Midwest has resulted in extensive property damage including crop and cattle losses.  The impact on demand for irrigation equipment remains unknown at this time.

•	Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•

The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018. The 2018 Farm Bill continues many of the programs that were in the Agricultural Act of 2014, which expired in September 2018.  Such programs are designed to provide a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

The U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In November 2018, the U.S. Environmental Protection Agency issued Renewable Fuels Standard (RFS) volume requirements for 2019 that modestly increased volume requirements compared to 2018 levels. On March 12, 2019, the EPA proposed regulatory changes to allow gasoline blended with up to 15 percent ethanol (E15) to take advantage of the 1-psi Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months.  This would allow E15 to be sold year-round in any markets that wish to sell the product.  In addition, the EPA is proposing regulatory changes to modify certain elements of the renewable identification number (RIN) compliance system under the RFS program.   The proposed rule would lift a nearly 30 year old limitation on E15 that restricts sales between June 1 and September 15, the peak summer driving months. The agency is currently accepting comments from producers, farmers and other stakeholders.  The EPA has committed to completing the rule-making process by June 1, 2019.

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

The latest USDA forecast of net farm income for 2019 showing only modest improvement over 2018, along with relatively weak commodity prices, signals the likelihood of continued constrained demand for irrigation equipment in North America.  The U.S. agricultural sector’s well-being remains dependent on continued growth in domestic and foreign demand to sustain and improve commodity prices.

International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business is dependent to some extent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  In addition, the Federal Highway Administration has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

The backlog of unshipped orders at February 28, 2019 was $44.4 million compared with $90.2 million at February 28, 2018, with lower overall backlogs in both the infrastructure and irrigation segments.  Approximately $14.8 million of the reduction in backlog resulted from the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019, and $28.5 million of the reduction is from a lower backlog of Road Zipper System® orders compared to the prior year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended February 28, 2019 compared to the Three Months ended February 28, 2018

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 28, 2019 and February 28, 2018.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	February 28, 2019	February 28, 2018	Increase (Decrease)
Consolidated
Operating revenues	$109,182	$130,339	-16%
Gross profit	$24,474	$35,316	-31%
Gross margin	22.4%	27.1%

Operating expenses (1)	$28,934	$28,025	3%
Operating income (loss)	$(4,460)	$7,291	-161%
Operating margin	-4.1%	5.6%

Other expense, net	$(608)	$(1,615)	-62%
Income tax expense (benefit)	$(1,628)	$3,941	-141%
Overall income tax rate	32.1%	69.4%
Net earnings (loss)	$(3,440)	$1,735	-298%

Irrigation Equipment Segment
Segment operating revenues	$95,766	$111,865	-14%
Segment operating income	$7,521	$11,933	-37%
Segment operating margin	7.9%	10.7%

Infrastructure Products Segment
Segment operating revenues	$13,416	$18,474	-27%
Segment operating income (loss)	$(446)	$2,519	-118%
Segment operating margin	-3.3%	13.6%

(1)	Includes $11.5 million and $7.2 million of corporate expenses for the three months ended February 28, 2019 and February 28, 2018, respectively.

Revenues

Operating revenues for the three months ended February 28, 2019 decreased 16 percent to $109.2 million from $130.3 million for the three months ended February 28, 2018, as irrigation revenues decreased $16.1 million and infrastructure revenues decreased $5.1 million.  The irrigation segment provided 88 percent of the Company’s revenue during the three months ended February 28, 2019 as compared to 86 percent for the three months ended February 28, 2018.

North America irrigation revenues for the three months ended February 28, 2019 of $57.7 million decreased $21.2 million, or 27 percent, from $78.9 million for the three months ended February 28, 2018.  North America irrigation revenues decreased $19.6 million during the quarter compared to the same prior year period as a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019. Excluding the impact of the divestitures, North America irrigation revenues decreased three percent compared to the same prior year period. Irrigation equipment sales volume was lower than expected as the unresolved U.S.-China trade dispute contributed to a further decline in farmer sentiment toward investment.  The impact of lower sales volume was partially offset by higher average selling prices and higher revenue from engineering project services.

International irrigation revenues for the three months ended February 28, 2019 of $38.1 million increased by $5.1 million, or 15 percent, from $33.0 million for the three months ended February 28, 2018. Revenues decreased $2.3 million, or 7 percent, due to differences in foreign currency translation rates compared to the same prior year period. Excluding the impact of foreign currency translation, international irrigation revenues increased $7.4 million, or 22 percent, compared to the same prior year period. The increase resulted primarily from higher project sales activity in developing markets, while revenues from established markets were relatively flat overall compared to the prior year.

Infrastructure segment revenues for the three months ended February 28, 2019 of $13.4 million decreased $5.1 million, or 27 percent, from $18.5 million for the three months ended February 28, 2018.  The decrease resulted primarily from lower Road Zipper System® sales along with slightly lower sales of road safety products.

Gross Profit

Gross profit for the three months ended February 28, 2019 of $24.5 million decreased 31 percent from $35.3 million for the three months ended February 28, 2018.  The decrease in gross profit resulted in part from lower revenues, including the impact of the business divestitures.  In addition, gross margin was 22.4 percent of sales for the three months ended February 28, 2019 compared with 27.1 percent of sales for the three months ended February 28, 2018. Gross margin during the prior year period included the effects of high margin Road Zipper System® sales in infrastructure that were not repeated during the second quarter of fiscal 2019. Additionally, gross margin for the three months ended February 28, 2019 was impacted by negative margin mix from lower irrigation equipment sales volumes in North America, higher warranty costs and operational inefficiencies.

Operating Expenses

Operating expenses of $28.9 million for the three months ended February 28, 2019 increased by 3 percent over operating expenses in the three months ended February 28, 2018.  Operating expenses during the period included costs of $5.3 million incurred in connection with the Company’s Foundation for Growth initiative. Foundation for Growth costs included $4.8 million in professional consulting fees while the remainder represented severance costs.  These Foundation for Growth expenses were largely offset by the elimination of operating expenses associated with the divested businesses.

Income Taxes

The Company recorded income tax benefit of $1.6 million and expense of $3.9 million for the three months ended February 28, 2019 and February 28, 2018, respectively.  The overall income tax rate was 32.1 percent and 69.4 percent for the three months ended February 28, 2019 and 2018, respectively.  The effective tax rate for the three months ended February 28, 2018 was impacted by the enactment of U.S. Tax Reform.

For the Six Months ended February 28, 2019 compared to the Six Months ended February 28, 2018

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 28, 2019 and February 28, 2018.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Six months ended		Percent
($ in thousands)	February 28, 2019	February 28, 2018	Increase (Decrease)
Consolidated
Operating revenues	$221,133	$254,865	-13%
Gross profit	$53,122	$67,713	-22%
Gross margin	24.0%	26.6%

Operating expenses (1)	$55,542	$54,221	2%
Operating income (loss)	$(2,420)	$13,492	-118%
Operating margin	-1.1%	5.3%

Other expense, net	$(967)	$(3,024)	-68%
Income tax expense (benefit)	$(1,159)	$5,548	-121%
Overall income tax rate	34.2%	53.0%
Net earnings (loss)	$(2,228)	$4,920	-145%

Irrigation Equipment Segment
Segment operating revenues	$183,376	$215,218	-15%
Segment operating income	$15,304	$19,784	-23%
Segment operating margin	8.3%	9.2%

Infrastructure Products Segment
Segment operating revenues	$37,757	$39,647	-5%
Segment operating income	$3,722	$5,810	-36%
Segment operating margin	9.9%	14.7%

(1)	Includes $21.4 million and $12.1 million of corporate expenses for the six months ended February 28, 2019 and February 28, 2018, respectively.

Revenues

Operating revenues for the six months ended February 28, 2019 decreased 13 percent to $221.1 million from $254.9 million for the six months ended February 28, 2018, as irrigation revenues decreased $31.8 million and infrastructure revenues decreased $1.9 million.  The irrigation segment provided 83 percent of the Company’s revenue during the six months ended February 28, 2019 as compared to 84 percent for the six months ended February 28, 2018.

North America irrigation revenues for the six months ended February 28, 2019 of $114.1 million decreased $32.5 million, or 22 percent, from $146.6 million for the six months ended February 28, 2018.  North America irrigation revenues decreased $33.6 million during the first six months compared to the same prior year period as a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019. Excluding the impact of the divestitures, North America irrigation revenues increased 1 percent compared to the same prior year period, as the impact of higher average selling prices was almost completely offset by lower irrigation system unit volume.

International irrigation revenues for the six months ended February 28, 2019 of $69.2 million increased by $0.6 million, or 1 percent, from $68.6 million for the six months ended February 28, 2018.  Higher project sales in developing markets more than offset the negative impact of $4.6 million due to differences in foreign currency translation rates compared to the same prior year period.

Infrastructure segment revenues for the six months ended February 28, 2019 of $37.8 million decreased $1.9 million, or 5 percent, from $39.6 million for the six months ended February 28, 2018.  The decrease resulted from lower Road Zipper System® sales as well as from lower sales of road safety products.

Gross Profit

Gross profit for the six months ended February 28, 2019 of $53.1 million decreased 22 percent from $67.7 million for the six months ended February 28, 2018.  The decrease in gross profit resulted in part from lower revenues, including the impact of the business divestitures.  In addition, gross margin decreased to 24.0 percent of sales for the six months ended February 28, 2019 compared to 26.6 percent of sales for the six months ended February 28, 2018. Gross margin during the prior year period included the effects of high margin project sales in infrastructure that were not repeated during the second quarter of fiscal 2019.  Additionally, gross margin for the six months ended February 28, 2019 was impacted by negative margin mix from lower irrigation equipment sales volumes in North America, higher warranty costs and operational inefficiencies.

Operating Expenses

Operating expenses of $55.5 million for the six months ended February 28, 2019 increased by 2 percent over operating expenses in the six months ended February 28, 2018.  Operating expenses during the period included costs of $9.3 million incurred in connection with the Company’s Foundation for Growth initiative.  Foundation for Growth costs included $8.6 million in professional consulting fees while the remainder represented severance costs and loss on the sale of a business.  These Foundation for Growth expenses were largely offset by the elimination of operating expenses associated with the divested businesses.

Income Taxes

The Company recorded income tax benefit of $1.2 million and income tax expense of $5.5 million for the six months ended February 28, 2019 and February 28, 2018, respectively.  The overall income tax rate was 34.2 percent and 53.0 percent for the six months ended February 28, 2019 and February 28, 2018, respectively.  The effective tax rate for the six months ended February 28, 2019 was impacted by the enactment of U.S. Tax Reform.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $102.8 million at February 28, 2019 compared with $102.2 million at February 28, 2018 and $160.8 million at August 31, 2018.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $31.2 million, $25.4 million, and $32.6 million as of February 28, 2019, February 28, 2018, and August 31, 2018, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $234.8 million at February 28, 2019, as compared with $208.8 million at February 28, 2018 and $251.0 million at August 31, 2018.  Cash used in operating activities totaled $39.9 million during the six months ended February 28, 2019, an increase of $31.0 million compared to cash used in operating activities of $8.9 million during the six months ended February 28, 2018.  This increase was primarily due to an increase in working capital to support sales growth.

Cash flows used in investing activities totaled $10.4 million during the six months ended February 28, 2019 compared to $6.4 million during the six months ended February 28, 2018.  The increase is primarily attributable to an increase in capital expenditures compared to the same prior year period.

Cash flows used in financing activities totaled $7.7 million during the six months ended February 28, 2019 compared to cash flows used in financing activities of $4.6 million during the six months ended February 28, 2018.

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

Dividends

In the second quarter of fiscal 2019, the Company paid a quarterly cash dividend of $0.31 per common share, or $3.3 million, to stockholders as compared to $0.30 per common share, or $3.2 million, in the second quarter of fiscal 2018.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the six months ended February 28, 2019 and February 28, 2018, respectively. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2019.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring

May 31, 2020.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2019 and February 28, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At February 28, 2019, the Company had the ability to borrow up to $44.6 million under the Revolving Credit Facility, after consideration of outstanding standby letters of credit of $5.4 million. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (3.25 percent at February 28, 2019), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company also pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At February 28, 2019 and February 28, 2018, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.7 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of February 28, 2019).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2019.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day April 2019.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)