Form 10-Q
period 2019-05-31
LINDSAY CORP
filed 2019-07-09
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13419

Lindsay Corporation

(Exact name of registrant as specified in its charter)

Delaware	47‑0554096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18135 Burke Street, Suite 100, Omaha, Nebraska	68022
(Address of principal executive offices)	(Zip Code)

402‑829-6800

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	LNN	New York Stock Exchange, Inc.

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

As of July 9, 2019, 10,786,339 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Operating revenues	$121,054	$169,571	$342,187	$424,436
Cost of operating revenues	91,055	118,093	259,066	305,245
Gross profit	29,999	51,478	83,121	119,191

Operating expenses:
Selling expense	7,515	10,842	23,934	31,087
General and administrative expense	14,695	17,862	46,585	43,866
Engineering and research expense	3,314	3,960	10,547	11,932
Total operating expenses	25,524	32,664	81,066	86,885

Operating income	4,475	18,814	2,055	32,306

Other income (expense):
Interest expense	(1,169)	(1,226)	(3,552)	(3,502)
Interest income	525	540	1,930	1,171
Other expense, net	(602)	(683)	(591)	(2,062)

Earnings (loss) before income taxes	3,229	17,445	(158)	27,913

Income tax expense (benefit)	332	7,066	(827)	12,614

Net earnings	$2,897	$10,379	$669	$15,299

Earnings per share:
Basic	$0.27	$0.96	$0.06	$1.43
Diluted	$0.27	$0.96	$0.06	$1.42

Shares used in computing earnings per share:
Basic	10,786	10,757	10,779	10,735
Diluted	10,814	10,785	10,807	10,763

Cash dividends declared per share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net earnings	$2,897	$10,379	$669	$15,299
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	38	40	104	109
Foreign currency translation adjustment, net of hedging activities and tax	(1,831)	(3,705)	125	(2,925)
Total other comprehensive (loss) income, net of tax expense of $120, $347, $421 and $74, respectively	(1,793)	(3,665)	229	(2,816)
Total comprehensive income	$1,104	$6,714	$898	$12,483

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2019	May 31, 2018	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$110,839	$111,779	$160,787
Receivables, net of allowance of $2,498, $4,143, and $3,585, respectively	94,584	92,135	69,107
Inventories, net	91,091	82,635	79,233
Assets held-for-sale	2,744	51,516	10,837
Other current assets, net	17,903	12,341	11,087
Total current assets	317,161	350,406	331,051

Property, plant, and equipment:
Cost	188,215	172,438	171,450
Less accumulated depreciation	(117,848)	(112,554)	(114,202)
Property, plant, and equipment, net	70,367	59,884	57,248

Intangibles, net	25,103	28,656	27,376
Goodwill	64,454	64,723	64,671
Deferred income tax assets	8,783	4,581	6,645
Other noncurrent assets	20,054	11,528	12,824
Total assets	$505,922	$519,778	$499,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,509	$30,281	$30,530
Current portion of long-term debt	208	204	205
Liabilities held-for-sale	—	14,275	2,424
Other current liabilities	49,102	53,911	46,935
Total current liabilities	86,819	98,671	80,094

Pension benefits liabilities	5,661	6,080	5,874
Long-term debt	115,885	116,172	116,129
Deferred income tax liabilities	918	1,117	1,083
Other noncurrent liabilities	26,245	20,229	19,769
Total liabilities	235,528	242,269	222,949

Shareholders' equity:
Preferred stock of $1 par value -
Authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,870, 18,841, and 18,841 shares issued, respectively	18,870	18,841	18,841
Capital in excess of stated value	70,566	67,587	68,465
Retained earnings	476,580	483,243	484,886
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(18,384)	(14,924)	(18,088)
Total shareholders' equity	270,394	277,509	276,866
Total liabilities and shareholders' equity	$505,922	$519,778	$499,815

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings	—	—	—	—	669	—	—	669
Other comprehensive income	—	—	—	—	—	—	229	229
Total comprehensive income	—	—	—	—	—	—	—	898
Cash dividends ($0.93) per share	—	—	—	—	(10,032)	—	—	(10,032)
Issuance of common shares under share compensation plans:
Proceeds from exercise of stock options	29	—	29	148	—	—	—	177
Common stock withheld for payroll tax obligations	—	—	—	(1,124)	—	—	—	(1,124)
Share-based compensation expense	—	—	—	3,077	—	—	—	3,077
Cumulative impact of ASC 606 adoption	—	—	—	—	532	—	—	532
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	525	—	(525)	—
Balance at May 31, 2019	18,870	8,083	$18,870	$70,566	$476,580	$(277,238)	$(18,384)	$270,394

Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055
Comprehensive income:
Net earnings	—	—	—	—	15,299	—	—	15,299
Other comprehensive (loss) income	—	—	—	—	—	—	(2,816)	(2,816)
Total comprehensive income	—	—	—	—	—	—	—	12,483
Cash dividends ($0.90) per share	—	—	—	—	(9,671)	—	—	(9,671)
Issuance of common shares under share compensation plans:
Proceeds from exercise of stock options	61	—	61	2,727	—	—	—	2,788
Common stock withheld for payroll tax obligations	—	—	—	(833)	—	—	—	(833)
Share-based compensation expense	—	—	—	2,687	—	—	—	2,687
Balance at May 31, 2018	18,841	8,083	$18,841	$67,587	$483,243	$(277,238)	$(14,924)	$277,509

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$669	$15,299
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	10,452	12,851
Loss on sale of business	301	6,023
Provision for uncollectible accounts receivable	(726)	(2,407)
Deferred income taxes	(2,556)	(687)
Share-based compensation expense	3,226	2,942
Other, net	(14)	473
Changes in assets and liabilities:
Receivables	(26,371)	(29,826)
Inventories	(14,467)	(8,247)
Other current assets	546	(971)
Accounts payable	9,072	1,901
Other current liabilities	(4,078)	10,058
Other noncurrent assets and liabilities	4,318	766
Net cash (used in) provided by operating activities	(19,628)	8,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(20,210)	(6,920)
Proceeds from settlement of net investment hedges	2,262	101
Payments for settlement of net investment hedges	(327)	(3,089)
Other investing activities, net	60	241
Net cash used in investing activities	(18,215)	(9,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	2,788
Common stock withheld for payroll tax obligations	(1,124)	(833)
Principal payments on long-term debt	(153)	(150)
Payment of debt issuance costs	(115)	—
Dividends paid	(10,032)	(9,671)
Net cash used in financing activities	(11,247)	(7,866)

Effect of exchange rate changes on cash and cash equivalents	(858)	(483)
Net change in cash and cash equivalents	(49,948)	(9,841)
Cash and cash equivalents, beginning of period	160,787	121,620
Cash and cash equivalents, end of period	$110,839	$111,779

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$6,278	$6,087
Interest paid	$2,379	$2,358

NONCASH INVESTING ACTIVITIES:
Note receivable from sale of business	$5,589

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

Recent Accounting Guidance Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities arising from an operating lease on the balance sheet. Additionally, companies are permitted to make an accounting policy election to not recognize lease assets and liabilities for leases with a term of 12 months or less.  The Company will adopt ASU No. 2016-02 as of September 1, 2019. While the Company has not yet quantified the impact of the adoption on its consolidated financial statements, the Company expects to record assets and liabilities, which may be material, on its condensed consolidated balance sheet upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

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

Recent Accounting Guidance Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which had been codified in ASC Topic 606 Revenue from Contracts with Customers. The standard provides a single model for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services. The guidance replaces existing revenue recognition guidance in U.S. GAAP and became effective for the Company in its first quarter of fiscal 2019. Under ASC Topic 606 the timing of revenue recognition may differ from previous guidance for contracts with multiple performance obligations as revenue is recognized when control has been transferred for each performance obligation.  For custom and contract manufactured products that do not have an alternate use to the Company, revenue is recognized over-time when the customer agreements contain contractual termination clauses and right to payment for work performed to date which is a change from previous guidance.

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

In March 2017, the FASB issued ASU No. 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted ASU No. 2017-07 in first quarter of fiscal 2019, recognizing the net periodic pension cost within other (expense) income, net.  The Company also reclassified net periodic pension cost of $0.1 million and $0.3 million for the three and nine months ended May 31, 2018, respectively, out of general and administrative expense and into other expense, net.

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

Note 2 – Revenue Recognition

The cumulative effect of initially applying the new revenue standard under ASC Topic 606 was recorded as an adjustment to the opening balance of retained earnings, which impacted the condensed consolidated balance sheet as follows:

($ in thousands)	August 31, 2018	ASC Topic 606 Adjustments	September 1, 2018
Assets
Inventories, net	$79,233	$(942)	$78,291
Other current assets	11,087	1,651	12,738

Liabilities and Stockholders' Equity
Other current liabilities	$46,935	$14	$46,949
Deferred income tax liabilities	1,083	163	1,246
Retained earnings	484,886	532	485,418

The adoption of ASC Topic 606 had the following impact on the condensed consolidated balance sheet and condensed consolidated statement of earnings for the three and nine months ended May 31, 2019:

($ in thousands)	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606
Assets
Inventories, net	$91,091	$3,652	$94,743
Other current assets	17,903	(1,114)	16,789

Liabilities and Stockholders' Equity
Other current liabilities	$49,102	$5,039	$54,141
Retained earnings	476,580	(2,500)	474,080

	Three months ended			Nine months ended
	May 31, 2019			May 31, 2019
($ in thousands)	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606	As Reported	ASC Topic 606 Adjustments	Balance without adoption of ASC Topic 606
Statement of Earnings
Operating revenues	$121,054	$43	$121,097	$342,187	$(6,303)	$335,884
Operating income	4,475	(38)	4,437	2,055	(3,429)	(1,374)

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

In addition, the Company elected to use the practical expedient of not disclosing the value of unsatisfied performance obligations at the end of the period when the contract has an original expected length of service of one year or less. For contracts with a length longer than twelve months, the unsatisfied performance obligations were $1.6 million at May 31, 2019.

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

A breakout by segment of revenue recognized over time versus point in time for the three and nine months ended May 31, 2019 is as follows:

	Three months ended			Nine months ended
	May 31, 2019			May 31, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$89,442	$19,429	$108,871	$256,466	$51,593	$308,059
Over time	9,176	1,589	10,765	25,528	4,372	29,900
Revenue from the contracts with customers	98,618	21,018	119,636	281,994	55,965	337,959

Lease revenue	—	1,418	1,418	—	4,228	4,228
Total operating revenues	$98,618	$22,436	$121,054	$281,994	$60,193	$342,187

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

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract liabilities primarily relate to the advance consideration received from customers for customer contracts, for which transfer of control of products or performance of service occurs in the future, and therefore revenue is recognized upon completion of the performance obligation. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred.

At May 31, 2019, contract assets amounted to $1.4 million. This amount is included within other current assets on the condensed consolidated balance sheet.  The contract asset attributable to the cumulative effect from the adoption of ASC Topic 606 was $1.1 million; the contract asset at August 31, 2018 was $0.5 million.

At May 31, 2019 and August 31, 2018, the contract liability was $13.1 million and $8.2 million, respectively. The contract liability is included within other current liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2019, the Company recognized $0.8 million of revenue that was included in the liability as of August 31, 2018. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter. Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 3 – Divestitures and Held-For-Sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.3 million included in general and administrative expense on the condensed consolidated statement of earnings for the nine months ended May 31, 2019.  The Company received a note of $5.6 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” in the condensed consolidated balance sheet as of May 31, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at May 31, 2019, May 31, 2018, and August 31, 2018 are as follows:

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Receivables, net of allowance of $0, $547, and $244	$—	$12,212	$3,473
Inventories, net	—	11,210	3,676
Prepaid expenses	—	178	—
Other current assets	—	55	—
Property, plant, and equipment, net	2,744	10,693	3,637
Intangibles, net	—	10,827	51
Goodwill	—	6,341	—
Total assets	2,744	51,516	10,837

Accounts payable	—	7,522	1,476
Other current liabilities	—	6,243	948
Other noncurrent liabilities	—	510	—
Total liabilities	—	14,275	2,424

Net assets	$2,744	$37,241	$8,413

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

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2019 and May 31, 2018:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Numerator:
Net earnings	$2,897	$10,379	$669	$15,299

Denominator:
Weighted average shares outstanding	10,786	10,757	10,779	10,735
Diluted effect of stock awards	28	28	28	28
Weighted average shares outstanding assuming dilution	10,814	10,785	10,807	10,763

Basic net earnings per share	$0.27	$0.96	$0.06	$1.43
Diluted net earnings per share	$0.27	$0.96	$0.06	$1.42

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

	Three months ended		Nine months ended
(Units and options in thousands)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Restricted stock units	—	1	11	24
Stock options	88	58	66	75
Performance stock units	—	—	3	—

Note 5 – Income Taxes

The Company recorded income tax expense of $0.3 million and $7.1 million for the three months ended May 31, 2019 and 2018, respectively. The Company recorded an income tax benefit of $0.8 million and expense of $12.6 million for the nine months ended May 31, 2019 and 2018, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 42.6 percent and 28.5 percent for the nine months ended May 31, 2019 and 2018, respectively. The change in the estimated annual effective income tax rate from May 2018 to May 2019 relates primarily to the change in earnings mix between foreign and domestic operations, including a pre-tax loss in domestic operations. A larger percentage of earnings for the nine months ended May 31, 2019 was generated in foreign jurisdictions taxed at a higher statutory tax rate than the 21 percent U.S. federal tax rate. The rate was also impacted by the reduction of the U.S corporate income tax rate from a prior year blended rate of 25.7 percent to 21 percent due to U.S. Tax Reform offset by the elimination of the manufacturing deduction.  The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $0.8 million for the nine months ended May 31, 2019.  The Company recorded income tax expense of $4.7 million related to discrete items for the nine months ended May 31, 2018 as a result of amounts recorded for U.S. Tax Reform.

The United States enacted significant tax reform into law on December 22, 2017. U.S. Tax Reform made complex and broad changes to the U.S. tax laws. U.S. Tax Reform required companies to pay a one-time deemed repatriation tax on certain undistributed earnings of foreign subsidiaries. The Company recorded a $1.7 million expense for the deemed repatriation tax in fiscal year 2018. U.S. Tax Reform also established new income tax provisions that will affect the Company’s fiscal year 2019, including, but not limited to, eliminating the U.S. manufacturing deduction, and establishing a new minimum tax on global intangible low-taxed income (“GILTI”). The Company has elected to account for GILTI as a period cost, the effect of which is reflected in the estimated annual effective tax rate of 42.6 percent for the nine months ended May 31, 2019.

Note 6 – Inventories

Inventories consisted of the following as of May 31, 2019, May 31, 2018, and August 31, 2018:

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Raw materials and supplies	$44,742	$39,320	$36,316
Work in process	6,917	7,898	9,176
Finished goods and purchased parts, net	47,659	41,454	40,197
Total inventory value before LIFO adjustment	99,318	88,672	85,689
Less adjustment to LIFO value	(8,227)	(6,037)	(6,456)
Inventories, net	$91,091	$82,635	$79,233

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,622	1,826	1,775
Total debt	116,622	116,826	116,775
Less current portion	(208)	(204)	(205)
Less unamortized debt issuance costs	(529)	(450)	(441)
Total long-term debt	$115,885	$116,172	$116,129

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$208
2 years	212
3 years	216
4 years	220
5 years	225
Thereafter	115,541
$116,622

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

($ in thousands)	Balance sheet location	May 31, 2019	May 31, 2018	August 31, 2018
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$533	$2,149	$775
Foreign currency forward contracts	Other current liabilities	—	(49)	—
Total derivatives designated as hedging instruments		$533	$2,100	$775

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1	$92	$123
Foreign currency forward contracts	Other current liabilities	(22)	(11)	(12)
Total derivatives not designated as hedging instruments		$(21)	$81	$111

Accumulated other comprehensive income included realized and unrealized after-tax gains of $6.3 million, $4.4 million, and $5.0 million at May 31, 2019, May 31, 2018, and August 31, 2018, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain recognized in other comprehensive income is as follows:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Foreign currency forward contracts, net of tax expense of $182, $544, $368, and $271 respectively	$682	$1,404	$1,324	$480

For the three months ended May 31, 2019 and 2018, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.6 million and after-tax net loss of $0.8 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  For the nine months ended May 31, 2019 and 2018, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $1.5 million and an after-tax net loss of $2.1 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2019 and May 31, 2018.

At May 31, 2019, May 31, 2018, and August 31, 2018, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.7 million Euro, 32.8 million Euro, and 32.7 million Euro, respectively, at fixed prices to settle during the next fiscal quarter. At May 31, 2019, May 31, 2018, and August 31, 2018, the Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of operations.  At May 31, 2019, May 31, 2018, and August 31, 2018, the Company had notional value of $1.9 million, $5.9 million, and $5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2019, May 31, 2018, and August 31, 2018, respectively. There were no transfers between any levels for the periods presented.

	May 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$110,839	$—	$—	$110,839
Derivative assets	—	534	—	534
Derivative liabilities	—	(22)	—	(22)

	May 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$111,779	$—	$—	$111,779
Derivative assets	—	2,241	—	2,241
Derivative liabilities	—	(60)	—	(60)

	August 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	898
Derivative liabilities	—	(12)	—	(12)

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2019 or May 31, 2018.

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

Infrastructure Products

The Company is currently defending a number of product liability lawsuits arising out of vehicle collisions with highway barriers incorporating the Company’s X-Lite® end terminal.  Despite the September 2017 reversal of a sizable judgment against a competitor, the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.  The Company believes it has meritorious factual and legal defenses to each of these lawsuits and is prepared to vigorously defend its interests.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements.  While it is possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in these lawsuits and does not expect that these lawsuits will have a material adverse effect on its business or its consolidated financial statements.

In June 2019, the Company was informed by letter that the Department of Justice, Civil Division and U.S. Attorney’s Office for the Northern District of New York, with the assistance of the Department of Transportation, Office of Inspector General, are conducting an investigation of the Company relating to the Company’s X-Lite end terminal and potential violations of the federal civil False Claims Act.  Depending on the outcome of this matter, there could be a material adverse effect on the Company’s business or its consolidated financial statements.  Given the current posture of the matter, the Company is unable to estimate a range of potential loss, if any, or to express an opinion regarding the ultimate outcome.

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

The current estimated aggregate accrued cost of $16.1 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and further discussions with the EPA and the NDEQ, the Company anticipates that a definitive plan will not be agreed upon until later in fiscal 2019 or beyond.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2019, May 31, 2018, and August 31, 2018:

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Other current liabilities	$1,243	$1,281	$1,264
Other noncurrent liabilities	14,871	15,513	15,319
Total environmental remediation liabilities	$16,114	$16,794	$16,583

Note 11 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Product warranty accrual balance, beginning of period	$7,971	$7,548	$7,109	$8,411
Liabilities accrued for warranties during the period	2,642	1,483	5,472	3,586
Warranty claims paid during the period	(1,954)	(1,177)	(4,260)	(4,111)
Changes in estimates	44	153	382	121
Transfers to liabilities held-for-sale	—	(872)	—	(872)
Product warranty accrual balance, end of period	$8,703	$7,135	$8,703	$7,135

Note 12 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $0.8 million and $1.0 million for the three months ended May 31, 2019 and 2018, respectively. Share-based compensation expense was $3.2 million and $2.9 million for the nine months ended May 31, 2019 and 2018, respectively.

Note 13 – Other Current Liabilities

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Other current liabilities:
Compensation and benefits	$13,490	$17,258	$17,850
Contract liabilities	11,683	10,591	8,184
Warranties	8,703	7,135	7,109
Dealer related liabilities	3,679	2,698	2,431
Tax related liabilities	2,087	5,174	1,293
Accrued insurance	1,594	2,188	2,256
Accrued environmental liabilities	1,243	1,281	1,264
Refund liability	214	274	491
Other	6,409	7,312	6,057
Total other current liabilities	$49,102	$53,911	$46,935

Note 14 – Share Repurchases

There were no shares repurchased during the three and nine months ended May 31, 2019 and May 31, 2018 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2019.

Note 15 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and nine months ended May 31, 2019 and 2018.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial IoT solutions.  The irrigation reporting segment consists of one operating segment.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Operating revenues:
Irrigation:
North America	$62,974	$87,407	$177,118	$234,023
International	35,644	41,015	104,876	109,617
Irrigation total	98,618	128,421	281,994	343,639
Infrastructure	22,436	41,150	60,193	80,797
Total operating revenues	$121,054	$169,571	$342,187	$424,436

Operating income:
Irrigation	$11,037	$11,718	$26,341	$31,502
Infrastructure	3,537	14,248	7,259	20,058
Corporate	(10,099)	(7,152)	(31,545)	(19,254)
Total operating income	4,475	18,814	2,055	32,306

Interest and other expense, net	(1,246)	(1,369)	(2,213)	(4,393)
Earnings (loss) before income taxes	$3,229	$17,445	$(158)	$27,913

Capital expenditures:
Irrigation	$3,828	$1,950	$8,306	$5,985
Infrastructure	3,064	252	3,430	716
Corporate	1,617	3	8,474	219
	$8,509	$2,205	$20,210	$6,920
Depreciation and amortization:
Irrigation	$2,373	$2,974	$7,071	$9,047
Infrastructure	905	1,153	2,789	3,435
Corporate	285	125	592	369
	$3,563	$4,252	$10,452	$12,851

($ in thousands)	May 31, 2019	May 31, 2018	August 31, 2018
Total assets:
Irrigation	$306,714	$326,058	$277,712
Infrastructure	80,971	88,616	69,919
Corporate	118,237	105,104	152,184
	$505,922	$519,778	$499,815

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2018.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2019.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2019 were $121.1 million, a decrease of 29 percent compared to $169.6 million for the three months ended May 31, 2018.  Irrigation segment revenues decreased 23 percent to $98.6 million and infrastructure segment revenues decreased 45 percent to $22.4 million.  Net earnings for the three months ended May 31, 2019 were $2.9 million, or $0.27 per diluted share, compared to net earnings of $10.4 million, or $0.96 per diluted share, for the three months ended May 31, 2018.

Net earnings for the three months ended May 31, 2019 were reduced by after-tax costs of $2.6 million, or $0.23 per diluted share, related to the Company’s “Foundation for Growth” initiative.  The pre-tax costs associated with the Foundation for Growth initiative during the quarter were $3.9 million, primarily consisting of professional consulting fees and severance costs.  These costs, and additional future costs anticipated in connection with this initiative, are expected to be recovered through improved operating income in future periods.  Net earnings for the three months ended May 31, 2018 were reduced by after-tax costs of $7.5 million, or $0.70 per diluted share, related to the Foundation for Growth initiative.

In addition, the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019 as part of the Foundation for Growth initiative resulted in a $27.2 million reduction in irrigation revenues during the third quarter of fiscal 2019 compared to the same period of fiscal 2018.  Net earnings for the third quarter of fiscal 2018 included $1.5 million, or $0.14 per diluted share, related to the business divestitures. A key financial objective of the Foundation for Growth is to achieve operating margin performance of 11 percent to 12 percent in fiscal 2020 assuming no improvement in market conditions from fiscal 2017.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of May 2019, corn prices have increased five percent and soybean prices have decreased approximately 17 percent from May 2018.  Corn prices have increased further in June as severe wet weather in the U.S. delayed plantings and forced farmers to curtail acreage, resulting in reduced supply estimates.   Soybean prices remain under pressure from a record soybean harvest last year and from diminished exports, due in part to an ongoing trade dispute between the U.S. and China.

•

Net farm income – The U.S. Department of Agriculture (the “USDA”) report from March 2019 estimated U.S. 2019 net farm income to be $69.4 billion, up 10 percent from the USDA’s U.S. 2018 net farm income of $63.1 billion.  However, forecasted 2019 net farm income remains substantially below the 10-year U.S. net farm income average of $85.3 billion (in nominal dollars), primarily the result of weaker prices for most major crops.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures.  Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or excessive natural precipitation.  Beginning in March and continuing through May, above-average rainfall and widespread flooding in many parts of the Midwest have negatively impacted demand for irrigation equipment in the short-term.

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

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In November 2018, the U.S. Environmental Protection Agency (the “EPA”) issued Renewable Fuels Standard (RFS) volume requirements for 2019 that modestly increased volume requirements compared to 2018 levels. On May 30, 2019, the EPA finalized regulatory changes to allow gasoline blended with up to 15 percent ethanol (E15) to take advantage of the 1-psi Reid Vapor Pressure (RVP) waiver that formerly applied to 10 percent ethanol, or E10, during summer months.  Under the finalized expansion, E15 will be allowed to be sold year-round without additional RVP control rather than being available for sale just eight months of the year.

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

International irrigation markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

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

The backlog of unshipped orders at May 31, 2019 was $42.5 million compared with $55.8 million at May 31, 2018.  Approximately $12.4 million of the reduction in backlog resulted from the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019.  Excluding the impact of the divestitures, irrigation segment backlogs were higher and infrastructure segment backlogs were lower compared to the prior year. Subsequent to May 31, 2019, a $15.0 million Road Zipper System® order was received from a customer in Japan, with delivery expected to begin in the fourth quarter of fiscal 2019.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended May 31, 2019 compared to the Three Months ended May 31, 2018

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2019 and May 31, 2018.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	May 31, 2019	May 31, 2018	Increase (Decrease)
Consolidated
Operating revenues	$121,054	$169,571	-29%
Gross profit	$29,999	$51,478	-42%
Gross margin	24.8%	30.4%

Operating expenses (1)	$25,524	$32,664	-22%
Operating income	$4,475	$18,814	-76%
Operating margin	3.7%	11.1%

Other expense, net	$(1,246)	$(1,369)	-9%
Income tax expense	$332	$7,066	-95%
Overall income tax rate	10.3%	40.5%
Net earnings	$2,897	$10,379	-72%

Irrigation Segment
Segment operating revenues	$98,618	$128,421	-23%
Segment operating income	$11,037	$11,718	-6%
Segment operating margin	11.2%	9.1%

Infrastructure Segment
Segment operating revenues	$22,436	$41,150	-45%
Segment operating income	$3,537	$14,248	-75%
Segment operating margin	15.8%	34.6%

(1)	Includes $10.1 million and $7.2 million of corporate operating expenses for the three months ended May 31, 2019 and 2018, respectively.

Revenues

Operating revenues for the three months ended May 31, 2019 decreased 29 percent to $121.1 million from $169.6 million for the three months ended May 31, 2018, as irrigation revenues decreased $29.8 million and infrastructure revenues decreased $18.7 million.  The irrigation segment provided 81 percent of the Company’s revenue during the three months ended May 31, 2019 as compared to 76 percent for the three months ended May 31, 2018.

North America irrigation revenues for the three months ended May 31, 2019 of $63.0 million decreased $24.4 million, or 28 percent, from $87.4 million for the three months ended May 31, 2018.  As a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019, North America irrigation revenues decreased $27.2 million during the quarter compared to the same prior year period. Excluding the impact of the divestitures, North America irrigation revenues increased 5 percent compared to the same prior year period. Higher revenue from engineering project services and the impact of higher average selling prices for irrigation equipment was partially offset by lower irrigation equipment unit volume and lower sales of replacement parts.

International irrigation revenues for the three months ended May 31, 2019 of $35.6 million decreased by $5.4 million, or 13 percent, from $41.0 million for the three months ended May 31, 2018. Revenues decreased $2.7 million, or 6 percent, due to differences in foreign currency translation rates compared to the same prior year period. Excluding the impact of foreign currency translation, international irrigation revenues decreased $2.7 million, or 7 percent, compared to the same prior year period. Increased sales in Brazil and Europe were more than offset by declines in other markets.

Infrastructure segment revenues for the three months ended May 31, 2019 of $22.4 million decreased $18.7 million, or 46 percent, from $41.2 million for the three months ended May 31, 2018.  The decrease resulted almost entirely from lower Road Zipper System® sales compared to the prior year.  The prior year period included revenues from large projects that did not repeat in the current year.

Gross Profit

Gross profit for the three months ended May 31, 2019 of $30.0 million decreased 42 percent from $51.5 million for the three months ended May 31, 2018.  The decrease in gross profit resulted in part from lower revenues, including the impact of the business divestitures.  In addition, gross margin was 24.8 percent of sales for the three months ended May 31, 2019 compared with 30.4 percent of sales for the three months ended May 31, 2018. Gross margin during the prior year period included the effects of high margin Road Zipper System® sales in infrastructure that did not repeat during the third quarter of fiscal 2019. In addition, lower sales of irrigation equipment and replacement parts in North America resulted in a lower margin mix for the three months ended May 31, 2019 compared to the prior year period.

Operating Expenses

Operating expenses of $25.5 million for the three months ended May 31, 2019 decreased $7.1 million, or 22 percent, under operating expenses in the three months ended May 31, 2018.  Lower operating expenses resulted from the elimination of expenses associated with the divested businesses as well as from lower selling expenses. Operating expenses during the period included costs of $3.9 million incurred in connection with the Company’s Foundation for Growth initiative, primarily consisting of professional consulting fees and severance costs. Operating expenses for the prior year period included Foundation for Growth costs of $7.6 million, offset in part by the net recovery of $2.5 million in previously reserved accounts receivable.

Income Taxes

The Company recorded income tax expense of $0.3 million and $7.1 million for the three months ended May 31, 2019 and May 31, 2018, respectively.  The overall income tax rate was 10.3 percent and 40.5 percent for the three months ended May 31, 2019 and 2018, respectively.  The effective tax rate for the three months ended May 31, 2019 was affected by the earnings mix between foreign and domestic operations and discrete events recognized during the period.  Tax expense for the three months ended May 31, 2018 includes $1.7 million for tax impacts related to assets and liabilities held-for-sale and $0.4 million of incremental expense resulting from the enactment of U.S. Tax Reform.

For the Nine Months ended May 31, 2019 compared to the Nine Months ended May 31, 2018

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2019 and May 31, 2018.  It should be read together with the industry segment information in Note 15 to the condensed consolidated financial statements:

	Nine months ended		Percent
($ in thousands)	May 31, 2019	May 31, 2018	Increase (Decrease)
Consolidated
Operating revenues	$342,187	$424,436	-19%
Gross profit	$83,121	$119,191	-30%
Gross margin	24.3%	28.1%

Operating expenses (1)	$81,066	$86,885	-7%
Operating income	$2,055	$32,306	-94%
Operating margin	0.6%	7.6%

Other expense, net	$(2,213)	$(4,393)	-50%
Income tax expense (benefit)	$(827)	$12,614	-107%
Overall income tax rate	523.4%	45.2%
Net earnings	$669	$15,299	-96%

Irrigation Segment
Segment operating revenues	$281,994	$343,639	-18%
Segment operating income	$26,341	$31,502	-16%
Segment operating margin	9.3%	9.2%

Infrastructure Segment
Segment operating revenues	$60,193	$80,797	-26%
Segment operating income	$7,259	$20,058	-64%
Segment operating margin	12.1%	24.8%

(1)	Includes $31.5 million and $19.3 million of corporate operating expenses for the nine months ended May 31, 2019 and May 31, 2018, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2019 decreased 19 percent to $342.2 million from $424.4 million for the nine months ended May 31, 2018, as irrigation revenues decreased $61.6 million and infrastructure revenues decreased $20.6 million.  The irrigation segment provided 82 percent of the Company’s revenue during the nine months ended May 31, 2019 as compared to 81 percent for the nine months ended May 31, 2018.

North America irrigation revenues for the nine months ended May 31, 2019 of $177.1 million decreased $56.9 million, or 24 percent, from $234.0 million for the nine months ended May 31, 2018.  As a result of the business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019, North America irrigation revenues decreased $60.8 million during the first nine months compared to the same prior year period. Excluding the impact of the divestitures, North America irrigation revenues increased 2 percent compared to the same prior year period, as higher revenue from engineering project services and the impact of higher average selling prices were mostly offset by lower irrigation equipment unit volume.

International irrigation revenues for the nine months ended May 31, 2019 of $104.9 million decreased by $4.7 million, or 4 percent, from $109.6 million for the nine months ended May 31, 2018.  Revenues decreased $7.2 million, or 6 percent, due to differences in foreign currency translation rates compared to the same prior year period.  Excluding the impact of foreign currency translation, international irrigation revenues increased $2.6 million, or 2 percent, compared to the same prior year period.  Higher project sales in developing markets were partially offset by lower overall sales in established markets.

Infrastructure segment revenues for the nine months ended May 31, 2019 of $60.2 million decreased $20.6 million, or 26 percent, from $80.8 million for the nine months ended May 31, 2018.  The decrease resulted primarily from lower Road Zipper System® sales as well as from lower sales of road safety products.

Gross Profit

Gross profit for the nine months ended May 31, 2019 of $83.1 million decreased 30 percent from $119.2 million for the nine months ended May 31, 2018.  The decrease in gross profit resulted in part from lower revenues, including the impact of the business divestitures.  In addition, gross margin decreased to 24.3 percent of sales for the nine months ended May 31, 2019 compared to 28.1 percent of sales for the nine months ended May 31, 2018. Gross margin during the prior year period included the effects of high margin Road Zipper System® sales in infrastructure that were not repeated during the same period of fiscal 2019.  Additionally, gross margin for the nine months ended May 31, 2019 was impacted by negative margin mix from lower irrigation equipment sales volumes in North America, higher warranty costs and under absorbed factory overhead costs.

Operating Expenses

Operating expenses of $81.1 million for the nine months ended May 31, 2019 decreased $5.8 million, or 7 percent, over operating expenses in the nine months ended May 31, 2018.  Operating expenses during the period included costs of $13.2 million incurred in connection with the Company’s Foundation for Growth initiative.  Operating expenses for the prior year period included Foundation for Growth costs of $9.9 million, offset in part by the net recovery of $2.5 million in previously reserved accounts receivable.  Higher Foundation for Growth expenses were more than offset by the elimination of operating expenses associated with the divested businesses.

Income Taxes

The Company recorded income tax benefit of $0.8 million and income tax expense of $12.6 million for the nine months ended May 31, 2019 and 2018 respectively.  The overall income tax rate was 523.4 percent and 45.2 percent for the nine months ended May 31, 2019 and 2018, respectively.  The effective tax rate for the nine months ended May 31, 2019 was affected by the earnings mix between foreign and domestic operations and discrete events recognized during the period.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $110.8 million at May 31, 2019 compared with $111.8 million at May 31, 2018 and $160.8 million at August 31, 2018.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $34.2 million, $27.1 million, and $32.6 million as of May 31, 2019, May 31, 2018, and August 31, 2018, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $230.3 million at May 31, 2019, as compared with $251.7 million at May 31, 2018 and $251.0 million at August 31, 2018.  Cash used in operating activities totaled $19.6 million during the nine months ended May 31, 2019, compared to cash provided by operating activities of $8.2 million during the nine months ended May 31, 2018.  This change was primarily due to lower net earnings and an increase in working capital to support sales growth.

Cash flows used in investing activities totaled $18.2 million during the nine months ended May 31, 2019 compared to $9.7 million during the nine months ended May 31, 2018.  The increase is primarily attributable to an increase in capital expenditures compared to the same prior year period.

Cash flows used in financing activities totaled $11.2 million during the nine months ended May 31, 2019 compared to cash flows used in financing activities of $7.9 million during the nine months ended May 31, 2018.  The change is primarily attributed to differences in employee stock option activity.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Under the Company’s capital allocation plan, the priorities for uses of cash include:

•	Investment in organic growth including capital expenditures and expansion of international markets,
•	Dividends to stockholders, along with expectations to increase dividends over time,
•	Synergistic acquisitions that provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2019 are expected to be between $20.0 million and $25.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2019, the Company paid a quarterly cash dividend of $0.31 per common share, or $3.3 million, to stockholders as compared to $0.30 per common share, or $3.2 million, in the third quarter of fiscal 2018.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the nine months ended May 31, 2019 and 2018, respectively. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2019.

Long-Term Borrowing Facilities

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at an annual rate of 3.82 percent; however, on May 31, 2019, the Company and holders of the Senior Notes agreed to, among other things, temporarily increase the Company’s maximum permitted funded debt to EBITDA leverage ratio through the fiscal quarter ended May 31, 2020, provided that, if such ratio exceeds the original maximum permitted ratio during such period, the interest rate on the Senior Notes shall be increased by either 0.25% or 0.50% depending on the degree to which the Company exceeds such ratio.  Borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2019 and May 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At May 31, 2019, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (3.25 percent at May 31, 2019), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the

Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At May 31, 2019 and May 31, 2018, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of May 31, 2019).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2019.

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
10.1

First Amendment to Note Purchase Agreement, dated May 31, 2019, by and among the Company and the noteholders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.2

Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2019, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of July 2019.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)