Form 10-K
period 2019-08-31
LINDSAY CORP
filed 2019-10-31
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2019 was $936,720,708.

As of October 24, 2019, 10,786,339 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2019 annual stockholders' meeting to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world.  International sales accounted for approximately 38 percent and 33 percent of the Company’s total irrigation segment revenues in fiscal 2019 and 2018, respectively.  The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand serving the key South American, European, Chinese, African, Russian, Ukrainian, Middle East, Australian, and New Zealand markets.  The Company also exports irrigation equipment from the U.S. to international markets.

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

In permanent applications, the Road Zipper System® increases capacity and reduces congestion by varying the number of directional traffic lanes to match the traffic demand and promotes safety by maintaining the physical separation of opposing lanes of traffic.  Roadways with fixed medians have a set number of lanes in each direction and cannot be adjusted to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance.  Applications include high-volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding.  The Road Zipper System® is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels.  Road Zipper Systems® can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow, and safeguard work crews and motorists by positively separating the work area and traffic.  Examples of types of work completed with the help of a Road Zipper System® include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

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

Crash Cushions and End Terminals – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles, and other fixed roadway hazards.  The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities, and application accessories and include the following brand names:  TAU®; Universal TAU-II®; TAU-II-R™; TAU-B_NR™; ABSORB 350®; Walt™; TAU-M™; ABSORB-M™ and TAU-TUBE™. In addition to these products the Company also offers guardrail end terminal products such as the X-Tension®; X-Lite®; MAX-Tension® and ATT Terminal™ systems.  The crash cushions and end terminal products compete with other vendors in the world market.  These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

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

ORDER BACKLOG

As of August 31, 2019, the Company had an order backlog of $55.4 million compared with $53.3 million at August 31, 2018.  Included in these backlogs are amounts of $10.0 million and $3.3 million, respectively, that are not expected to be fulfilled within the subsequent fiscal year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2019, 2018, and 2017 were $23.2 million, $11.1 million, and $8.9 million, respectively.  Higher capital expenditures in fiscal 2019 resulted primarily from the relocation of the corporate headquarters and an increase in the Road Zipper System® lease assets.  Capital expenditures for fiscal 2020 are estimated to be approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

Lindsay’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper®, The Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, ABSORB-M™, FieldNET®, FieldNET Advisor®, FieldNET Crop Advisor®, FieldNET Irrigation Advisor®, FieldNET VRI Advisor®, FieldNET Weather Advisor®, Z-TRAX®, TAU®, Universal

TAU-II®, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™ , MAX-Tension®, X-Tension®, X-Lite®, CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth®, and other trademarks are registered or applied for in the major markets in which the Company sells its products.  In addition, the Company owns multiple patents dealing with cellular communication techniques, cathodic protection measurement methods, and data compression and transmission.  Lindsay follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate.  Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

EMPLOYEES

The number of persons employed by the Company and its wholly-owned subsidiaries at the fiscal years ended 2019, 2018, and 2017 was 1,069, 1,412, and 1,410, respectively.  None of the Company’s U.S. employees are represented by a union.  Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations.

ENVIRONMENTAL AND HEALTH AND SAFETY MATTERS

The Company is subject to numerous laws and regulations that govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all such applicable laws and regulations, and that it holds all necessary permits in each jurisdiction in which its facilities are located.  Environmental and health and safety regulations are subject to change and interpretation.  In some cases, compliance with applicable regulations or standards may require the Company to make additional capital and operational expenditures.  The Company, however, is not currently aware of any material expenditures required to comply with such regulations, other than information related to the environmental remediation activities described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.  The Company accrues for the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated.  Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party.  For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed.  Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 26 and 23 percent, respectively, of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2019 and 2018.  To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

	Age	Position
Timothy L. Hassinger	57	President and Chief Executive Officer
Eric R. Arneson*	45	Senior Vice President, General Counsel and Secretary
Brian L. Ketcham	58	Senior Vice President and Chief Financial Officer
J. Scott Marion	51	President – Infrastructure
Gustavo E. Oberto*	46	President - Elecsys International, LLC
Kelly M. Staup*	47	Senior Vice President – Human Resources
Eric J. Talmadge*	56	Senior Vice President and Chief Information Officer
Randy A. Wood	47	President – Irrigation
Lori L. Zarkowski*	44	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

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

Mr. Eric R. Arneson is Senior Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company.  Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

Mr. Brian L. Ketcham is Senior Vice President and Chief Financial Officer of the Company, and has held such positions since April 2016. Prior to joining Lindsay and since 2001, Mr. Ketcham served in various finance roles at Valmont Industries, Inc., most recently as Vice President and Group Controller of the Engineered Support Structures segment. Prior to joining Valmont, Mr. Ketcham held various positions with Consolidated Container Company LLC and KPMG LLP.

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

Mr. Gustavo E. Oberto is the President of Elecsys International, LLC, a position he has held since September 2019.  Prior to joining the Company, Mr. Oberto served as Managing Director of Global Sales & Markets for Conductix-Wampfler Group, a division of Delachaux S.A.  During his 20-year career at Conductix-Wampfler, Mr. Oberto held a series of leadership positions in international business development.  Prior to joining Conductix-Wampfler, Mr. Oberto worked for Travelex Global Payments and also worked as International Liaison to Fmr. Nebraska Governor Ben Nelson where he advised Midwestern companies on how to penetrate the Latin America agriculture market.  Mr. Oberto is currently a member of the U.S. Commercial Service District Export Council.

Ms. Kelly M. Staup is Senior Vice President – Human Resources, a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources. From June 2011 to November 2016, Ms. Staup served as Organization Development and Recruiting Manager. Prior to joining Lindsay, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

Mr. Eric J. Talmadge is Senior Vice President and Chief Information Officer of the Company and has served as Chief Information Officer since December 2012, when he joined the Company. Prior to joining the Company, Mr. Talmadge served as Chief Information Officer of Crete Carrier Corporation from 2008 to December 2012. Prior to joining Crete Carrier Corporation, Mr. Talmadge served in a variety of information technology roles with SiTEL, Lozier Corporation, the University of Missouri, and the United States Air Force.

Mr. Randy A. Wood is President – Irrigation Division of the Company and has held such position since May 2016. Between October 2013 and May 2016, Mr. Wood served as President – International Irrigation of the Company. Between February 2012 and October 2013, Mr. Wood served as Vice President – Americas / ANZ Sales and Marketing. Previously he was Vice President – North America Irrigation Sales of the Company and held such position from March 2008, when he joined the Company. Prior to March 2008, Mr. Wood spent 11 years with Case Corporation / CNH Global including roles as the Senior Director of Marketing, Case IH Tractors, and Senior Director of Sales and Marketing, Parts and Service.

Ms. Lori L. Zarkowski is Chief Accounting Officer of the Company and has held such position since August 2011. Ms. Zarkowski joined Lindsay in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to joining the Company and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.

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

The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions.  For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has escalated in 2019.  Certain of the components required for the manufacture of the Company's products have been or may be impacted by tariffs.  Likewise, other international trade disputes or any possible termination of the North American Free Trade Agreement (“NAFTA”) or failure to finalize and implement the United States Mexico-Canada Agreement as the successor to NAFTA, could increase our costs, reduce our competitiveness, and have an adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, the Company’s infrastructure products are required to meet certain standards as outlined by the various governments worldwide.  The Federal Highway Administration (“FHWA”) and state departments of transportation continue to implement Manual for Assessing Safety Hardware (“MASH”) standards which update and supersede National Cooperative Highway Research Program (“NCHRP”) Report 350 standards for evaluating new road safety hardware devices.  While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they generally are no longer eligible for federal reimbursement as the MASH standards have largely been implemented by FHWA and the states.  The Company is incurring, and will continue to incur, research and development and testing expense to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

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

The Company’s Lindsay, Nebraska site was added to the list of priority superfund sites of the U.S. Environmental Protection Agency (the “EPA”) in 1989.  The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.  Although the Company has accrued reasonably estimable costs associated with remediation of the site, the estimate of costs and their timing could change as a result of a number of factors, including (1) input from the EPA and the Nebraska Department of Environmental Quality on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may become available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could vary from the amounts accrued for this expense at the end of fiscal 2019. The Company’s ongoing remediation activities at its Lindsay, Nebraska facility are described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company is exposed to risks from legal proceedings.  From time to time, the Company may be involved in various legal proceedings and other various claims that arise in the ordinary course of its business, which may include commercial, employment, product liability, tort, and other litigation.  Current and future litigation, governmental proceedings and investigations, audits, indemnification claims or other claims that the Company faces may result in substantial costs and expenses and significantly divert the attention of its management regardless of the outcome.  In addition, these matters could lead to increased costs or interruptions of its normal business operations.  Litigation, governmental proceedings and investigations, audits, indemnification claims or other claims involve uncertainties and the eventual outcome of any such matter could adversely affect the Company’s business, results of operations or cash flows. For a summary of the Company’s infrastructure products litigation, see Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

The Company’s infrastructure products are installed along roadways in inherently dangerous applications.  Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm.  The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal.    In June 2019, the Company was informed by letter that the Department of Justice, Civil Division, and U.S. Attorney’s Office for the Northern District of New York, with the assistance of the Department of Transportation, Office of Inspector General, are

conducting an investigation of the Company relating to the Company’s X-Lite end terminal and potential violations of the federal civil False Claims Act.  While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims, demands for reimbursement or compensatory payments, and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways.  In addition to this inherent risk, a sizable False Claims Act judgment against a competitor (which was reversed on appeal) brought significant attention to the infrastructure products industry and may be a factor leading to additional lawsuits, demands, and investigations being pursued against the Company and others in the industry.

An actual or perceived issue with the Company’s infrastructure products can lead to a decline in demand for such products, the removal of such products from qualified products lists used by government customers in their purchasing decisions, the removal and replacement of such products from roadways by government customers and demands for reimbursement or compensatory payments for such actions, adverse publicity, claims or litigation, and/or the diversion of management’s attention, which could materially and adversely affect the Company’s reputation, business, financial condition, and results of operations.  While infrastructure product selection, assembly, installation, operation, repair, and maintenance are the responsibilities of dealers, distributors, customers, and/or state departments of transportation, the Company may nevertheless also be subjected to claims, litigation, or demands for reimbursement or compensatory payments in connection with a third party’s alleged failure to satisfactorily discharge such responsibilities, including but not limited to claims associated with personal injuries, property damage, and death. Likewise, improper assembly, installation, operation, repair, or maintenance of the Company’s infrastructure products may cause such infrastructure products to fail to meet certain performance standards, which could lead to similar consequences as an actual or perceived issue with the infrastructure products themselves.

Although the Company currently maintains insurance against product-related claims or litigation, the Company could be exposed to significant losses arising from claims involving infrastructure products if the Company’s insurance does not cover all associated liabilities or if coverage in the future becomes unobtainable on commercially reasonable terms.

The Company may not realize targeted performance improvements from the Foundation for Growth initiative. Foundation for Growth is a focused performance improvement initiative by the Company that includes setting strategic direction, defining priorities, and improving overall operating performance.  The Company's future success is partly dependent upon successfully executing, and realizing performance improvements, revenue gains, cost savings and other benefits from, this initiative.

The initiative requires a substantial amount of management and operational resources.  Elements of this initiative require the Company to modify the way that it conducts and structures its operations, such as the portfolio review that led to the divestment of the Company’s pump and filtration businesses, a Company-owned water resource consulting firm, and a Company-owned irrigation dealership.  Management must successfully implement the administrative and operational changes essential to achieve the targeted performance improvements of this initiative and, in limited respects, the Company’s tactics to achieve these improvements, revenue gains, and cost savings are subject to change as future circumstances may dictate.  These and related demands on the Company’s resources could divert the attention of management from other business issues, adversely affect the Company’s existing business relationships with suppliers, dealers and distributors, and impact employee morale.

While the Company expects to realize meaningful operating margin improvements from the initiative, headwinds such as challenging agricultural market conditions, low commodity prices, and trade uncertainty are largely outside of the Company’s control and have weighed on demand in the eighteen-plus months following the commencement of the Foundation for Growth initiative. As a result, it is possible that the Company may not fully realize the targeted operating margin improvements announced in March 2018.

Any failure to fully implement the Foundation for Growth initiative or to realize the projected benefits of administrative and operational changes and initiative-related divestitures could have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

Changes in interest rates could reduce demand for the Company’s products. Global interest rates have recently been at or near historic lows.  Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for the Company’s products and customers’ ability to repay obligations to the Company.  An increase in interest rates could also make it more difficult for customers to cost-effectively fund the purchase of new equipment, which could adversely affect the Company’s sales.

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

Segment	Geographic location(s)	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2034	55,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Lease	2025	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2022	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2024	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Infrastructure	Omaha, Nebraska (1)	Own	N/A	83,000	Manufacturing plant for infrastructure products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

(1)	Property is held-for-sale at August 31, 2019.

ITEM 3 — Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, product liability litigation, tort litigation, employment disputes, administrative proceedings, business disputes, and other legal proceedings.  No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company, other than the specific environmental remediation matters which are disclosed as part of Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.  Any revisions to the estimates accrued for environmental remediation could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

For a summary of the Company’s infrastructure products litigation, see Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

ITEM 4 — Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN.  As of October 25, 2019, there were approximately 165 stockholders of record.

Price Range of Common Stock

The following table sets forth for the periods indicated the range of the high and low stock prices and dividends paid per share:

	Fiscal 2019 Stock Price			Fiscal 2018 Stock Price
	High	Low	Dividends	High	Low	Dividends
First Quarter	$109.50	$86.87	$0.31	$96.22	$83.97	$0.30
Second Quarter	$103.71	$84.09	$0.31	$95.49	$85.00	$0.30
Third Quarter	$99.89	$76.35	$0.31	$103.03	$83.57	$0.30
Fourth Quarter	$94.22	$73.00	$0.31	$102.77	$88.22	$0.31
Year	$109.50	$73.00	$1.24	$103.03	$83.57	$1.21

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2019, 2018, and 2017. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2019.

Dividends

The Company paid a total of $13.4 million and $13.0 million in dividends during fiscal 2019 and 2018, respectively.  The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2019. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2014 and the graph shows its relative performance through August 31, 2019.

	8/14	8/15	8/16	8/17	8/18	8/19
Lindsay Corporation	100.00	99.30	95.25	116.24	130.31	121.80
S&P SmallCap 600 Index	100.00	101.80	115.30	130.41	172.75	146.74
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	82.21	91.06	114.39	130.28	104.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — Selected Financial Data

($ in millions and shares in thousands,	For the years ended August 31,
except per share and employee amounts)	2019 (1)	2018 (2)	2017	2016 (3)	2015 (4)
Operating data
Operating revenues	$444.1	$547.7	$518.0	$516.4	$560.2
Gross profit	$114.6	$151.5	$145.0	$148.6	$156.3
Gross margin	25.8%	27.7%	28.0%	28.8%	27.9%
Operating expenses	$108.5	$112.5	$104.4	$114.2	$105.6
Operating income	$6.1	$39.0	$40.6	$34.4	$50.7
Operating margin	1.4%	7.1%	7.8%	6.7%	9.0%
Effective tax rate	-3.1%	40.1%	35.1%	30.8%	43.7%
Net earnings	$2.2	$20.3	$23.2	$20.3	$26.3
Net margin	0.5%	3.7%	4.5%	3.9%	4.7%
Per share data
Diluted net earnings per share	$0.20	$1.88	$2.17	$1.85	$2.22
Cash dividends per share	$1.24	$1.21	$1.17	$1.13	$1.09
Financial position
Working capital	$231.4	$251.0	$200.9	$204.2	$227.1
Property, plant, and equipment, net	$69.0	$57.2	$74.5	$77.6	$78.7
Total assets	$500.3	$499.8	$506.0	$487.5	$522.6
Long-term debt, including current installments	$116.1	$116.3	$117.0	$117.2	$117.4
Total shareholders' equity	$268.2	$276.9	$270.1	$251.6	$288.6
Invested capital (5)	$384.3	$393.2	$387.1	$368.8	$406.0
Cash flow data
Net cash flows from operating activities	$3.8	$33.9	$39.4	$33.1	$48.7
Net cash flows from investing activities	$(21.2)	$18.1	$(10.0)	$(9.9)	$(79.6)
Net cash flows from financing activities	$(14.6)	$(11.3)	$(10.3)	$(61.4)	$3.9
Financial measures
Return on invested capital (6)	1.6%	6.0%	6.9%	6.1%	7.2%
Return on beginning shareholders' equity (7)	0.8%	7.5%	9.2%	7.0%	6.9%
Other Data
Diluted weighted average shares	10,810	10,772	10,694	10,930	11,855
Number of employees	1,069	1,410	1,410	1,366	1,324

(1)

Fiscal 2019 operating expenses include costs of $15.1 million ($11.6 million after-tax, or $1.07 per diluted share) in connection with the Foundation for Growth initiative and a valuation adjustment of $2.7 million ($1.8 million after-tax, or $0.17 per diluted share) for indirect tax credits in a foreign jurisdiction.

(2)

Fiscal 2018 operating expenses include costs of $9.7 million ($8.8 million after-tax, or $0.82 per diluted share) in connection with the Foundation for Growth initiative.  Net earnings also include tax expense of $2.5 million ($0.23 per diluted share) related to the impact of the U.S. Tax Cuts and Jobs Act.

(3)	Fiscal 2016 operating expenses include an increase in an environmental remediation reserve of $13.0 million.
(4)

Fiscal 2015 includes operating results of Elecsys Corporation acquired in the second quarter of fiscal 2015.  Operating expenses include an increase in bad debt expense of $5.0 million and an increase in an environmental remediation reserve of $1.5 million.

(5)	Defined as current and long-term debt plus shareholders’ equity.
(6)	Defined as operating income (after tax) divided by the average of beginning and ending invested capital.
(7)	Defined as net earnings divided by beginning-of-period shareholders' equity.

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

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive.  Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, and foreign currency exchange rates.  A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems.  Much of the U.S. highway infrastructure market is driven by government spending programs.  For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program.  This program provides funding to improve the nation’s roadway system.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  Matching funding from the various states may be required as a condition of federal funding.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make a variety of decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant facts and circumstances.  Certain of the Company’s accounting policies are critical, as these policies are most important to the presentation of the Company’s consolidated results of operations and financial condition.  They require the greatest use of judgments and estimates by management based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances.  Management periodically re-evaluates and adjusts the estimates that are used as circumstances change.  Following is the accounting policy management considers critical to the Company’s consolidated results of operations and financial condition:

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

Financial Overview and Outlook

Operating revenues in fiscal 2019 were $444.1 million, a 19 percent decrease compared to $547.7 million in the prior year.  Irrigation segment revenues decreased 20 percent to $351.5 million and infrastructure segment revenues decreased 14 percent to $92.6 million.  Net earnings for fiscal 2019 were $2.2 million or $0.20 per diluted share compared with $20.3 million or $1.88 per diluted share in the prior year.

Net earnings for fiscal 2019 were reduced by after-tax costs of $11.6 million, or $1.07 per diluted share, related to the Company’s Foundation for Growth initiative and by after-tax costs of $1.8 million, or $0.17 per diluted share, related to a valuation adjustment for indirect tax credits in a foreign jurisdiction.  Net earnings for fiscal 2018 were reduced by tax expense of $2.5 million, or $0.23 per diluted share, due to the enactment of the U.S. Tax Cuts and Jobs Act “U.S. Tax Reform” and by after-tax costs of $8.8 million, or $0.82 per diluted share, related to the Company’s Foundation for Growth initiative.

Foundation for Growth is a focused performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating margin performance.  Pre-tax costs of $15.1 million in fiscal 2019 and $9.7 million in fiscal 2018 associated with the initiative are comprised of professional consulting fees, net loss on business divestitures, severance costs and plant closing costs.  These costs are expected to be recovered through improved operating income in future periods.

The business divestitures completed in the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019 as part of the Foundation for Growth initiative resulted in a $78.1 million reduction in irrigation revenues in fiscal 2019 compared to fiscal 2018.  Net earnings of the business divestures in fiscal 2018 represented $2.0 million, or $0.19 per diluted share.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - As of August 2019, corn prices have increased approximately five percent and soybean prices have increased approximately three percent from August 2018.  Commodity prices, although somewhat improved over the prior year, continue to be substantially lower than the peak prices in 2013.

•

Net farm income - As of August 2019, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2019 net farm income to be $88.0 billion, an increase of 4.8 percent from the USDA’s final U.S. 2018 net farm income of $84.0 billion.

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
o

The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law in December 2018.  The 2018 Farm Bill continues many of the programs that were in the Agricultural Act of 2014, which expired in September 2018.  Such programs are designed to provide a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

o

U.S. Tax Reform enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

o

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In July 2018, the U.S. Environmental Protection Agency (“the EPA”) proposed to maintain the 2019 ethanol production target levels at the same levels as the 2018 requirements.  On May 30, 2019, the EPA finalized regulatory changes to allow gasoline blended with up to 15 percent ethanol (E15) to take advantage of the 1-psi Reid Vapor Pressure (RVP) waiver that formerly applied to 10 percent ethanol, or E10, during summer months.  Under the finalized expansion, E15 will be allowed to be sold year-round without additional RVP control rather than being available for sale just eight months out of the year.

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

In the U.S., uncertainty regarding the outcome of trade negotiations with other countries continues to weigh on farmer sentiment towards investment in irrigation equipment.  International markets remain active with opportunities for further development and expansion, however regional political and economic factors, currency conditions and other factors can create a challenging environment.  Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business is dependent to some extent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill to fund highway and bridge projects, the first long-term national transportation spending bill in a decade.  This bill provided a level of stability and certainty but only modestly increased spending levels.   In addition, the FHWA has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2019, the Company had an order backlog of $55.4 million compared with $53.3 million at August 31, 2018.  Included in these backlogs are amounts of $10.0 million and $3.3 million, respectively, that are not expected to be fulfilled within the subsequent fiscal year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

The global drivers for the Company’s markets of population growth, expanded food production and efficient water use and infrastructure expansion support the Company’s long-term growth goals.

Results of Operations

The following “Fiscal 2019 Compared to Fiscal 2018” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 17, Industry Segment Information, to the consolidated financial statements.  A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on October 24, 2018, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2019 Compared to Fiscal 2018

The following table provides highlights for fiscal 2019 compared with fiscal 2018:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2019	2018	(decrease)
Consolidated
Operating revenues	$444,072	$547,705	-19%
Cost of operating revenues	$329,464	$396,243	-17%
Gross profit	$114,608	$151,462	-24%
Gross margin	25.8%	27.7%
Operating expenses (1)	$108,493	$112,450	-4%
Operating income	$6,115	$39,012	-84%
Operating margin	1.4%	7.0%
Other (expense) income, net	$(4,008)	$(5,159)	-22%
Income tax (benefit) expense	$(65)	$13,576	-100%
Effective income tax rate	-3.1%	40.1%
Net earnings	$2,172	$20,277	-89%
Irrigation segment (2)
Operating revenues	$351,498	$439,858	-20%
Operating income	$29,804	$41,933	-29%
Operating margin	8.5%	9.5%
Infrastructure segment (2)
Operating revenues	$92,574	$107,847	-14%
Operating income	$16,599	$23,857	-30%
Operating margin	17.9%	22.1%

(1)	Includes corporate general and administrative expenses of $40.3 million and $26.8 million for fiscal 2019 and fiscal 2018, respectively.
(2)	See Note 17 for further details regarding segments.

Revenues

Operating revenues in fiscal 2019 decreased by $103.6 million, or 19 percent, to $444.1 million compared with $547.7 million in fiscal 2018.  Irrigation segment revenues decreased $88.4 million, or 20 percent, and infrastructure revenues decreased $15.2 million, or 14 percent, compared to the prior fiscal year for each.  Excluding the impact of business divestitures, irrigation segment revenues decreased three percent compared to fiscal 2018.  The irrigation segment provided 79 percent of Company revenue in fiscal 2019 as compared to 80 percent in fiscal 2018.

North America irrigation revenues in fiscal 2019 decreased by $76.0 million, or 26 percent, to $218.6 million from $294.6 million in fiscal 2018.  Excluding the impact of business divestitures, North America irrigation revenues increased one percent compared to fiscal 2018. Higher revenue from engineering project services and the impact of higher average selling prices for irrigation equipment was partially offset by lower irrigation equipment unit volume and lower sales of replacement parts.

International irrigation revenues in fiscal 2019 decreased by $12.4 million, or nine percent, to $132.9 million from $145.2 million in fiscal 2018.  Revenues decreased $7.8 million, or five percent, due to differences in foreign currency translation rates compared to the prior year.  Excluding the impact of foreign currency translation, international irrigation revenues decreased $4.6 million, or three percent, compared to the prior year.  Increased sales in Brazil and Europe were more than offset by declines in other markets.

Infrastructure segment revenues in fiscal 2019 decreased by $15.2 million, or 14 percent, to $92.6 million from $107.8 million in fiscal 2018.  The decrease resulted primarily from lower Road Zipper System® sales as the prior year included revenues from large projects that did not repeat in fiscal 2019.

Gross Profit

Gross profit was $114.6 million for fiscal 2019, a decrease of $36.9 million, or 24 percent, compared to $151.5 million in fiscal 2018.  The decrease in gross profit resulted in part from lower revenues, including the impact of the business divestitures. In addition, gross profit declined due to a decline in gross margin to 25.8 percent for fiscal 2019 compared with 27.7 percent for fiscal 2018. Gross margin in the prior year included the effects of high margin Road Zipper System® sales in infrastructure that did not repeat in fiscal 2019.  In addition, lower sales of irrigation equipment and replacement parts in North America resulted in a less profitable margin mix for fiscal 2019 compared to the prior year.

Operating Expenses

The Company’s operating expenses of $108.5 million for fiscal 2019 decreased $4.0 million, or four percent, compared to fiscal 2018 operating expenses of $112.5 million.  Contributing to lower operating expenses in fiscal 2019 was the elimination of expenses associated with the divested businesses.  Fiscal 2019 operating expenses included costs of $15.1 million in connection with the Company’s Foundation for Growth initiative and a $2.7 million valuation adjustment for indirect tax credits in a foreign jurisdiction.  Fiscal 2018 operating expenses included Foundation for Growth costs of $9.7 million, offset by the recovery of $2.5 million in previously reserved accounts receivable.  Operating expenses were 24.4 percent of sales for fiscal 2019 compared to 20.5 percent of sales for fiscal 2018.

Income Taxes

The Company recorded income tax benefit of $65 thousand and expense of $13.6 million for fiscal 2019 and fiscal 2018, respectively.  The tax benefit for fiscal 2019 resulted primarily from the impact of a change in the effective state tax rate on deferred tax assets and other discrete items.  Tax expense for fiscal 2018 includes $2.5 million of incremental expense resulting from the enactment of U.S. Tax Reform and $1.8 million for tax impacts related to business divestitures.

Net Earnings

Net earnings for fiscal 2019 were $2.2 million, or $0.20 per diluted share, compared to $20.3 million, or $1.88 per diluted share, for fiscal 2018.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $127.2 million at August 31, 2019 compared with $160.8 million at August 31, 2018.  The decrease resulted from increased levels of capital spending in fiscal 2019 as well as from increased inventories to support expected future sales growth.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries was approximately $48.1 million and $32.6 million as of August 31, 2019 and 2018, respectively.  The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $231.4 million at August 31, 2019 as compared with $251.0 million at August 31, 2018.  Cash flows provided by operations totaled $3.8 million during the year ended August 31, 2019 compared to $33.9 million provided by operations during the same prior year period.  Cash provided by operations decreased by $30.1 million compared to the prior year primarily as a result of an $18.1 million decrease in net earnings along with increased inventories to support expected future sales growth.

Cash flows used by investing activities totaled $21.2 million during the year ended August 31, 2019 compared to cash flows provided by investing activities of $18.1 million during the same prior year period.  Capital spending was

$23.2 million in fiscal 2019 compared to $11.1 million in fiscal 2018.  Higher capital expenditures in fiscal 2019 resulted primarily from the corporate headquarters relocation and an increase in Road Zipper System® lease assets. Fiscal 2018 investing activities also included proceeds of $29.9 million from the sale of certain businesses.

Cash flows used in financing activities totaled $14.6 million during the year ended August 31, 2019 compared to cash flows used in financing activities of $11.3 million during the same prior year period.  Cash flows used in financing activities is primarily attributable to the payment of dividends.  Dividends paid in fiscal 2019 increased by $0.4 million over fiscal 2018.  In addition, the change is primarily the result of lower proceeds from the exercise of stock options.

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

Capital Expenditures and Expansion of International Markets

In fiscal 2020, the Company expects capital expenditures of approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2019, the Company paid cash dividends of $1.24 per common share or $13.4 million to stockholders as compared to $1.21 per common share or $13.0 million to stockholders in fiscal 2018.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the years ended August 31, 2019, 2018 and 2017.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2019.

Long-Term Borrowing Facilities

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent.  On May 31, 2019, the Company and holders of the Senior Notes agreed, among other things, to temporarily increase the Company’s maximum permitted funded debt to EBITDA leverage ratio from 3.0 to 3.5 through the fiscal quarter ending May 31, 2020, provided that, if such ratio exceeds the original maximum permitted ratio during such period, the interest rate on the Senior Notes shall be increased by up to 0.50% depending on the degree to which the Company exceeds such ratio.  During fiscal 2019 the Company did not exceed the original permitted ratio.  Borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2019 and August 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2019, the Company had the ability to borrow up to $50.0 million under the Revolving

Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.9 percent at August 31, 2019), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2019 and August 31, 2018, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

Inflation

The Company is subject to the effects of changing prices.  During fiscal 2019, the Company experienced pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products.  While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.  However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

($ in thousands)		Less than	2-3	4-5	More than
Contractual obligations (1)	Total	1 year	years	years	5 years
Operating lease obligations	$42,742	$6,065	$10,037	$6,521	$20,119
Pension benefit obligations	6,559	519	1,015	979	4,046
Long-term debt	116,571	209	430	447	115,485
Interest	46,239	4,422	8,831	8,814	24,172
Total	$212,111	$11,215	$20,313	$16,761	$163,822

(1)

Total liabilities for unrecognized tax benefits as of August 31, 2019 were $1.4 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company's consolidated balance sheets within other noncurrent liabilities.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The credit risk under these interest rate and foreign currency agreements is not considered to be significant.  The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  As of August 31, 2019, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa.  The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers.  Export sales made from the United States are principally U.S. dollar denominated.  At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency.  Accordingly, these sales are not typically subject to significant foreign currency transaction risk.  The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar.  Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.  Based on the consolidated statement of operations for the year ended August 31, 2019, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $0.5 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities.  The Company had $1.8 million of U.S. dollar equivalent cash flow forward exchange contracts and option contracts outstanding as of August 31, 2019.

In order to reduce translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars, the Company, at times, utilizes Euro foreign currency forward contracts to hedge a portion of its Euro net investment exposure in its foreign operations.  At August 31, 2019, the Company had outstanding Euro foreign currency forward contracts to sell 32.7 million Euro at fixed prices expected to settle during the first quarter of fiscal 2020.  At August 31, 2019, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the first quarter of fiscal 2020.  Based on the net investments contracts outstanding at August 31, 2019, the Company estimates the potential decrease in fair value from a ten percent adverse change in the underlying exchange rates would be approximately $3.4 million.  This decrease in fair value would be reflected as a reduction to other comprehensive income offsetting the translation exposure or adjustment of the international subsidiaries.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended August 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 30, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental remediation liability

As discussed in Note 15 to the consolidated financial statements, the Company’s environmental remediation liability as of August 31, 2019 was $15.9 million. The environmental remediation liability represents the estimated future costs associated with the Company’s plan to reduce the level of contamination at the Lindsay, Nebraska Superfund site.

We identified the evaluation of the environmental remediation liability as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions related to the anticipated remediation activities and the cost of those activities. These assumptions have a range of potential outcomes and a revision to them could have a material impact on the financial statements.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate future remediation costs, including controls related to the development of the anticipated remediation activities and the cost of those activities. To assess the accuracy of the liability, we compared the estimated remediation costs for activities comprising the liability to historical costs incurred for similar activities or current estimates of their future costs. We also involved an environmental professional with specialized skills and knowledge, who assisted in (1) assessing the Company’s environmental specialist’s qualifications, and (2) evaluating the Company’s planned remediation activities through comparison of the Company’s selected remediation activities to those communicated to the U.S. Environmental Protection Agency and those commonly observed in conducting remediation.

Evaluation of infrastructure customer contract performance obligations

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) on the first day of the fiscal year ended August 31, 2019. At times, the Company’s infrastructure segment sells equipment and other services in a single contract. Certain of these contracts are considered multiple performance obligation arrangements and, under ASC 606, revenue is recognized when control of the goods or services related to each distinct performance obligation has been transferred to the customer. The infrastructure contracts that contain both equipment and services in a single contract are non-standardized and require independent assessments of performance obligations. The assessment of which performance obligations are considered distinct hinges, in part, on the judgment as to the customer’s ability to benefit from use of equipment being sold on its own or only when used with other equipment or services included in the contract.

We identified the evaluation of certain infrastructure customer contract performance obligations as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s determination of which infrastructure equipment and services represent distinct performance obligations.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls over the interpretation of ASC 606 and identification of performance obligations within infrastructure customer contracts. We examined the Company’s policies for applying ASC 606 to the Company’s infrastructure customer contracts. Specifically, we evaluated whether the performance obligations identified by the Company were capable of being distinct through review of contracts.  We selected a sample of infrastructure revenue transactions and performed an independent analysis of the performance obligations and compared our judgments and conclusions to those made by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 30, 2019

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2019	2018	2017
Operating revenues	$444,072	$547,705	$517,985
Cost of operating revenues	329,464	396,243	372,973
Gross profit	114,608	151,462	145,012

Operating expenses:
Selling expense	30,820	40,885	40,705
General and administrative expense	63,737	55,533	46,511
Engineering and research expense	13,936	16,032	17,147
Total operating expenses	108,493	112,450	104,363

Operating income	6,115	39,012	40,649

Other income (expense):
Interest expense	(4,767)	(4,687)	(4,757)
Interest income	2,402	1,640	1,178
Other expense, net	(1,643)	(2,112)	(1,355)

Earnings before income taxes	2,107	33,853	35,715

Income tax (benefit) expense	(65)	13,576	12,536

Net earnings	$2,172	$20,277	$23,179

Earnings per share:
Basic	$0.20	$1.89	$2.17
Diluted	$0.20	$1.88	$2.17

Shares used in computing earnings per share:
Basic	10,781	10,741	10,666
Diluted	10,810	10,772	10,694

Cash dividends declared per share	$1.24	$1.21	$1.17

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2019	2018	2017
Net earnings	$2,172	$20,277	$23,179
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	(192)	251	331
Foreign currency translation adjustment, net of hedging activities and tax	(1,042)	(6,231)	1,733
Total other comprehensive (loss) income, net of tax expense (benefit) of $467, $267, and ($582)	(1,234)	(5,980)	2,064
Total comprehensive income	$938	$14,297	$25,243

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$127,204	$160,787
Receivables, net of allowance of $2,635 and $3,585, respectively	75,551	69,107
Inventories, net	92,287	79,233
Assets held-for-sale	2,744	10,837
Other current assets	15,704	11,087
Total current assets	313,490	331,051

Property, plant, and equipment, net	68,968	57,248
Intangible assets, net	24,382	27,376
Goodwill	64,387	64,671
Deferred income tax assets	11,758	6,645
Other noncurrent assets	17,329	12,824
Total assets	$500,314	$499,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,434	$30,530
Current portion of long-term debt	209	205
Liabilities held-for-sale	—	2,424
Other current liabilities	52,488	46,935
Total current liabilities	82,131	80,094

Pension benefits liabilities	6,029	5,874
Long-term debt	115,846	116,129
Deferred income tax liabilities	872	1,083
Other noncurrent liabilities	27,227	19,769
Total liabilities	232,105	222,949

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 18,870 and 18,841 shares issued at August 31, 2019 and 2018, respectively	18,870	18,841
Capital in excess of stated value	71,684	68,465
Retained earnings	474,740	484,886
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(19,847)	(18,088)
Total shareholders' equity	268,209	276,866
Total liabilities and shareholders' equity	$500,314	$499,815

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2016	18,713	8,083	$18,713	$57,338	$466,926	$(277,238)	$(14,172)	$251,567
Comprehensive income:
Net earnings					23,179			23,179
Other comprehensive income							2,064	2,064
Total comprehensive income								25,243
Cash dividends ($1.17) per share					(12,490)			(12,490)
Issuance of common shares under share compensation plans	67		67	2,318				2,385
Share-based compensation expense				3,350				3,350
Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055
Comprehensive income:
Net earnings					20,277			20,277
Other comprehensive loss							(5,980)	(5,980)
Total comprehensive income								14,297
Cash dividends ($1.21) per share					(13,006)			(13,006)
Issuance of common shares under share compensation plans	61		61	1,894				1,955
Share-based compensation expense				3,565				3,565
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings					2,172			2,172
Other comprehensive loss							(1,234)	(1,234)
Total comprehensive income								938
Cash dividends ($1.24) per share					(13,375)			(13,375)
Issuance of common shares under share compensation plans	29		29	(976)				(947)
Share-based compensation expense				4,195				4,195
Cumulative effect of ASC 606 adoption					532			532
Cumulative effect of ASU 2018-02 adoption					525		(525)	—
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,172	$20,277	$23,179
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,018	16,514	16,678
Loss on sale of businesses	301	4,056	—
Provision for uncollectible accounts receivable	(496)	(2,587)	(574)
Deferred income taxes	(5,686)	(50)	(903)
Share-based compensation expense	4,195	3,891	3,598
Valuation adjustment for indirect tax credits	2,795	—	—
Other, net	981	2,903	626
Changes in assets and liabilities:
Receivables	(7,969)	(3,714)	7,959
Inventories	(16,187)	(8,173)	(10,092)
Other current assets	173	(1,150)	4,581
Accounts payable	2,119	159	4,076
Other current liabilities	2,629	3,671	(3,821)
Other noncurrent assets and liabilities	4,752	(1,863)	(5,858)
Net cash provided by operating activities	3,797	33,934	39,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(23,211)	(11,054)	(8,863)
Proceeds from sale of businesses	—	29,888	—
Proceeds from settlement of net investment hedges	2,262	2,278	2,117
Payments for settlement of net investment hedges	(327)	(3,089)	(3,466)
Other investing activities, net	57	82	233
Net cash (used in) provided by investing activities	(21,219)	18,105	(9,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	177	2,788	3,020
Common stock withheld for payroll tax obligations	(1,124)	(833)	(635)
Principal payments on long-term debt	(205)	(201)	(197)
Payment of debt issuance costs	(115)	—	—
Dividends paid	(13,375)	(13,006)	(12,490)
Net cash used in financing activities	(14,642)	(11,252)	(10,302)

Effect of exchange rate changes on cash and cash equivalents	(1,519)	(1,620)	1,206
Net change in cash and cash equivalents	(33,583)	39,167	20,374
Cash and cash equivalents, beginning of period	160,787	121,620	101,246
Cash and cash equivalents, end of period	$127,204	$160,787	$121,620

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$7,887	$11,184	$16,214
Interest paid	$4,671	$4,626	$4,696

NONCASH INVESTING ACTIVITIES
Issuance of note receivable from sale of business	$5,589	$—	$—

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Significant Accounting Policies

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services.  The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international water efficiency solutions and highway infrastructure firm with worldwide sales and distribution. Lindsay, a Delaware corporation, maintains its global headquarters in Omaha, Nebraska.  The Company has operations which are categorized into two major reporting segments.

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

Revenue Recognition

The Company adopted ASC 606 – Revenue from Contracts with Customers on September 1, 2018 using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Refer to Note 2 for additional information regarding the adoption of ASC 606 and Note 3 for additional information regarding our revenue recognition policy under ASC 606.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant.  The Company uses the straight-line amortization method over the vesting period of the awards.  The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units.

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

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased.  These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units.  The Company’s allowance for all doubtful accounts related to outstanding receivables decreased to $2.6  million at August 31, 2019 from $3.6 million at August 31, 2018.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined by the last‑in, first‑out (“LIFO”) method, the first-in, first-out (“FIFO”) method, or the weighted average cost method for inventory depending on the operations at each specific location.  At all locations, the Company reserves for obsolete, slow moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory.

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost.  The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs.  Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment.  Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 40 years; equipment ‑‑ 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease.  The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value.  No impairments were recorded during the fiscal years ended August 31, 2019, 2018, and 2017.  The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition.  The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2019, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. Also in fiscal 2019, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.  The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties.  As of August 31, 2019, the Company’s derivative counterparty had investment grade credit ratings.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases and disclose key information about leasing arrangements. The ASU is effective for public entities in the first fiscal year beginning after December 15, 2019. The Company will adopt this ASU for all annual and interim reporting periods in the first quarter of fiscal 2020. The Company elected the modified retrospective transition method which allows for the recognition of any cumulative effective adjustments to the beginning balances in the period of adoption. The Company has elected to not recast its comparative periods in transition as allowed under ASU 2018-11 and has made an accounting policy election to not record an asset and liability for leases with an expected term of 12 months or less. In addition, the Company elected practical expedients to not reassess whether existing contracts are or contain leases, the classification of any existing leases, and accounting for initial direct costs of any existing leases. Additionally, the Company elected to treat all contract components as a single lease component for all classes of underlying assets.

The Company has completed its implementation efforts, which included various procedures performed to identify the Company’s portfolio of lease agreements, implementation of a new leasing software to meet the reporting and disclosure requirements of the standard, and an evaluation of its lease related processes and internal controls.  The Company will record a right of use asset and lease liability of approximately $25.6 million and $29.4 million, respectively, upon adoption of the standard on the first day of fiscal 2020. Implementation of ASC 842 is not expected to have a material impact on the Company’s consolidated statements of operations or cash flows for its lessee transactions. The Company’s Infrastructure segment generates revenue from transactions in which it is the lessor. Adoption of the ASC 842 is not expected to have a material impact on the Company’s consolidated balance sheets, statements of operations or cash flows for its lessor transactions.

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

In March 2017, the FASB issued ASU No. 2017-07, Presentation of Net Periodic Benefit Cost Related to Defined Benefit Plans, which amends the income statement presentation requirements for the components of net periodic benefit cost for an entity's defined benefit pension and post-retirement plans. The Company adopted ASU No. 2017-07 in first quarter of fiscal 2019, recognizing the net periodic pension cost within other (expense) income, net. The Company also reclassified net periodic pension cost of $0.4 million for the years ended August 31, 2018 and 2017 out of general and administrative expense and into other expense, net.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the impacts of the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”).  SAB 118 directs companies to consider the impact of the U.S. Tax Reform as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting under ASC Topic 740, Income Taxes.  The Company has completed its accounting for the tax effects of U.S. Tax Reform as more fully explained in Note 7 to the condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities with the option to eliminate the stranded tax effects associated with the change in tax rates under U.S. Tax Reform through a reclassification of the stranded tax effects from accumulated other comprehensive income (“AOCI”) to retained earnings.  The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within AOCI. The Company adopted ASU No. 2018-02 in the first quarter of fiscal 2019 and reclassified $0.5 million to retained earnings for the impact of stranded tax effects resulting from U.S. Tax Reform.

Note 3 – Revenue Recognition

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

The adoption of ASC Topic 606 had the following impact on the consolidated balance sheet as of August 31, 2019 and consolidated statement of earnings for the year ended August 31, 2019:

($ in thousands)	As Reported	Adjustments	Balance without adoption of ASC Topic 606
Assets
Inventories, net	$92,287	$3,729	$96,016
Other current assets	15,704	(1,170)	14,534

Liabilities and Stockholders' Equity
Other current liabilities	$52,488	$5,711	$58,199
Retained earnings	474,740	(3,153)	471,587

($ in thousands)	As Reported	Adjustments	Balance without adoption of ASC Topic 606
Statement of Earnings
Operating revenues	$444,072	$(6,359)	$437,713
Operating income	6,115	(3,410)	2,705

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

In addition, the Company elected to use the practical expedient of not disclosing the value of unsatisfied performance obligations at the end of the period when the contract has an original expected length of service of one year or less. For contracts with a length longer than twelve months, the unsatisfied performance obligations were $7.0 million at August 31, 2019.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2019 is as follows:

	Year ended August 31, 2019
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$318,544	$78,768	$397,312
Over time	32,954	6,054	39,008
Revenue from the contracts with customers	351,498	84,822	436,320

Lease revenue	—	7,752	7,752
Total operating revenues	$351,498	$92,574	$444,072

Further disaggregation of revenue is disclosed in the Note 18 – Industry Segment Information.

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

At August 31, 2019, contract assets amounted to $1.3 million. This amount is included within other current assets on the consolidated balance sheet.  The contract asset attributable to the cumulative effect from the adoption of ASC Topic 606 totaled $1.1 million; the contract asset at August 31, 2018 was $0.5 million.

At August 31, 2019, the contract liability amounted to $18.4 million. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2019, the Company recognized $8.0 million of revenue that was included in the liability as of August 31, 2018. The revenue recognized was due to performance obligations being completed during the year.  Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 4 – Divestitures and Held-For-Sale

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

The Company completed the sale of the Company-owned irrigation dealership during fiscal 2019.  Because the divestiture did not meet the criteria for discontinued operations presentation, the assets and liabilities of the Company-owned irrigation dealership were separately presented within the captions “Assets held-for-sale” and “Liabilities held-for-sale” in the consolidated balance sheet as of August 31, 2018.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” in the consolidated balance sheet as of August 31, 2019.

The carrying amounts of the major classes of assets and liabilities that were classified as held-for-sale at August 31, 2019 and 2018, are as follows:

($ in thousands)	August 31, 2019	August 31, 2018
Receivables, net of allowance of $0 and $244, respectively	$—	$3,473
Inventories, net	—	3,676
Property, plant, and equipment, net	2,744	3,637
Intangibles, net	—	51
Total assets	2,744	10,837

Accounts payable	—	1,476
Other current liabilities	—	948
Total liabilities	—	2,424

Net assets	$2,744	$8,413

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2019, 2018, and 2017:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net earnings	$2,172	$20,277	$23,179
Denominator:
Weighted average shares outstanding	10,781	10,741	10,666
Diluted effect of stock equivalents	29	31	28
Weighted average shares outstanding assuming dilution	10,810	10,772	10,694

Basic net earnings per share	$0.20	$1.89	$2.17
Diluted net earnings per share	$0.20	$1.88	$2.17

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

	For the years ended August 31,
(Units and options in thousands)	2019	2018	2017
Restricted stock units	8	19	10
Stock options	72	65	108
Performance stock units	5	—	—

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2019	2018
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $885 and $1,362	$(2,916)	$(2,199)
Foreign currency translation, net of hedging activities, net of tax expense of $3,202 and $2,686	(16,931)	(15,889)
Total accumulated other comprehensive loss	$(19,847)	$(18,088)

The following is a roll-forward of the balances in accumulated other comprehensive loss, net of tax.

	Defined	Foreign	Accumulated
	benefit	currency	other
	pension plan	translation	comprehensive
($ in thousands)	adjustment	adjustment	loss
Balance at August 31, 2017	$(2,450)	$(9,658)	$(12,108)
Current period change	251	(6,231)	(5,980)
Balance at August 31, 2018	(2,199)	(15,889)	(18,088)
Current period change	(717)	(1,042)	(1,759)
Balance at August 31, 2019	$(2,916)	$(16,931)	$(19,847)

Note 7 – Income Taxes

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2019	2018	2017
United States	$(1,949)	$25,116	$21,969
Foreign	4,056	8,737	13,746
	$2,107	$33,853	$35,715

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2019	2018	2017
Current:
Federal	$2,190	$9,313	$7,873
State	324	1,047	781
Foreign	3,107	3,266	4,785
Total current	5,621	13,626	13,439
Deferred:
Federal	(3,209)	517	(688)
State	(624)	(47)	(43)
Foreign	(1,853)	(520)	(172)
Total deferred	(5,686)	(50)	(903)
Total income tax provision	$(65)	$13,576	$12,536

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates.  The reasons for these differences are:

	For the years ended August 31,
	2019		2018		2017
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$443	21.0	$8,700	25.7	$12,500	35.0
State and local taxes, net of federal tax benefit	(379)	(18.0)	743	2.2	480	1.3
Foreign tax rate differences	164	7.8	809	2.4	(486)	(1.4)
U.S. tax reform	160	7.6	2,496	7.4	—	—
Deferred tax asset valuation allowance	142	6.7	758	2.2	(21)	(0.1)
Domestic production activities deduction	—	—	(727)	(2.1)	(700)	(2.0)
Federal credits	(338)	(16.0)	(375)	(1.1)	(288)	(0.8)
Uncertain tax benefits	(153)	(7.3)	198	0.6	264	0.7
Other	(104)	(4.9)	974	2.9	787	2.2
Effective rate	$(65)	(3.1)	$13,576	40.1	$12,536	35.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$687	$947
Accrued expenses	7,791	8,142
Warranty	2,118	1,648
Defined benefit pension plan	1,705	1,528
Inventory	1,445	1,935
Share-based compensation	1,146	925
Vacation	741	797
Net operating loss and capital loss carry forwards	3,648	2,868
Deferred revenue	2,716	536
Other	2,074	665
Gross deferred tax assets	24,071	19,991
Valuation allowance	(3,759)	(3,562)
Net deferred tax assets	$20,312	$16,429

Deferred tax liabilities:
Intangible assets	$(6,163)	$(6,648)
Property, plant, and equipment	(3,263)	(4,219)
Total deferred tax liabilities	$(9,426)	$(10,867)

Net deferred tax assets	$10,886	$5,562

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Because the Company has a recent history of generating cumulative losses in a certain foreign tax jurisdiction, management did not consider projections of future taxable income as persuasive evidence for the recoverability of deferred tax assets in that jurisdiction. The Company has recorded a valuation allowance of $2.4 million as of August 31, 2019 and 2018 related to the net operating loss in the certain foreign tax jurisdiction. The Company has also recorded a valuation allowance of $1.4 million and

$1.2 million as of August 31, 2019 and 2018, respectively, related to capital losses from business divestitures where the Company believes it is more likely than not that the benefit from the capital loss will not be realized.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2019	2018
Unrecognized tax benefits at September 1	$1,399	$1,498
Increases for positions taken in current year	1,457	117
Increases for positions taken in prior years	78	43
Decreases for positions taken in prior years	(216)	(21)
Reduction resulting from lapse of applicable statute of limitations	(329)	(38)
Decreases for settlements with tax authorities	—	(200)
Unrecognized tax benefits at August 31	$2,389	$1,399

The net amount of unrecognized tax benefits at both August 31, 2019 and 2018 that, if recognized, would impact the Company’s effective tax rate was $0.6 million and $1.1 million respectively.  Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $1.1 million and $1.0 million for the years ended August 31, 2019 and 2018, respectively.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and in the United States and various state and foreign jurisdictions.  The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2017.  Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

Note 8 - Inventories

	August 31,
($ in thousands)	2019	2018
Raw materials and supplies	$49,047	$36,316
Work in process	4,514	9,176
Finished goods and purchased parts	46,812	40,197
Total inventory value before LIFO adjustment	100,373	85,689
Less adjustment to LIFO value	(8,086)	(6,456)
Inventories, net	$92,287	$79,233

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2019	2018
Operating property, plant, and equipment:
Land	$2,775	$2,799
Buildings	41,284	37,220
Machinery and equipment	77,715	75,635
Furniture and fixtures	7,706	6,632
Computer hardware and software	18,956	16,095
Construction in progress	10,953	6,733
Total operating property, plant, and equipment	159,389	145,114
Accumulated depreciation	(102,437)	(98,191)
Total operating property, plant, and equipment, net	56,952	46,923
Property held for lease:
Machines	8,861	8,214
Barriers	20,445	18,122
Total property held for lease	29,306	26,336
Accumulated depreciation	(17,290)	(16,011)
Total property held for lease, net	12,016	10,325
Property, plant, and equipment, net	$68,968	$57,248

Depreciation expense was $11.1 million, $12.5 million, and $12.2 million for fiscal 2019, 2018, and 2017, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2019 and August 31, 2018 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2017	$60,978	$16,153	$77,131
Divestiture of businesses	(12,294)	—	(12,294)
Foreign currency translation	(93)	(73)	(166)
Balance as of August 31, 2018	48,591	16,080	64,671
Foreign currency translation	(24)	(260)	(284)
Balance as of August 31, 2019	$48,567	$15,820	$64,387

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2019 and 2018 are included in the table below.

	August 31,
	2019			2018
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Amortizable intangible assets:
Patents and developed technology	4.0	$26,547	$(21,097)	5.7	$26,831	$(19,656)
Customer relationships	3.6	16,439	(9,779)	5.2	16,459	(8,668)
Non-compete agreements	0.4	1,132	(1,107)	0.8	1,137	(1,048)
Other	—	110	(110)	1.1	110	(85)
Unamortizable intangible assets:
Tradenames	N/A	12,247	—	N/A	12,297	—
Total	3.8	$56,475	$(32,093)	5.5	$56,834	$(29,457)

Amortization expense for amortizable intangible assets was $2.9 million, $4.0 million, and $4.4 million for fiscal 2019, 2018, and 2017, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2020	$2,527
2021	1,866
2022	1,698
2023	1,595
2024	1,595
Thereafter	2,854
$12,135

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2019.  No impairment losses were indicated as a result of the annual impairment testing for fiscal 2019, 2018 and 2017.

Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2019	2018
Other current liabilities:
Contract liabilities	$14,763	$7,306
Employee compensation and benefits	13,960	17,850
Accrued warranty	8,960	7,109
Dealer related liabilities	3,246	2,431
Deferred revenue - lease	2,985	878
Accrued insurance	1,482	2,256
Accrued environmental liability	1,243	1,264
Tax related liabilities	1,469	1,293
Other	4,380	6,548
Total other current liabilities	$52,488	$46,935

Note 12 – Credit Arrangements

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured.  On May 31, 2019, the Company and holders of the Senior Notes agreed, among other things, to temporarily increase the Company’s maximum permitted funded debt to EBITDA leverage ratio from 3.0 to 3.5 through the fiscal quarter ending May 31, 2020, provided that, if such ratio exceeds the original maximum permitted ratio during such period, the interest rate on the Senior Notes shall be increased by up to 0.50% depending on the degree to which the Company exceeds such ratio.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2019 and August 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2019, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.9 percent at August 31, 2019), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the

Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2019 and August 31, 2018, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2019).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2019	2018
Series A Senior Notes	$115,000	$115,000
Revolving Credit Facility	—	—
Elecsys Series 2006A Bonds	1,571	1,775
Total debt	116,571	116,775
Less current portion	(209)	(205)
Less debt issuance costs	(516)	(441)
Total long-term debt	$115,846	$116,129

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$209
2 years	213
3 years	217
4 years	221
5 years	226
Thereafter	115,485
$116,571

Note 13 – Financial Derivatives

Fair values of derivative instruments are as follows:

		August 31,
($ in thousands)	Balance sheet location	2019	2018
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1,073	$775
Total derivatives designated as hedging instruments		$1,073	$775
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$39	$123
Foreign currency forward contracts	Other current liabilities	—	(12)
Total derivatives not designated as hedging instruments		$39	$111

Accumulated other comprehensive income included realized and unrealized after-tax gains of $7.0 million, $5.0 million, and $3.9 million at August 31, 2019, 2018, and 2017, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of loss recognized in OCI on derivatives is as follows:

	For the years ended August 31,
($ in thousands)	2019	2018	2017
Foreign currency forward contracts, net of tax expense (benefit) of $564, $498, and ($927)	$(1,964)	$(1,103)	$1,710

During fiscal 2019, 2018, and 2017, the Company settled Euro foreign currency forward contracts resulting in an after-tax net loss of $0.6 million, 0.5 million and $0.9 million, respectively, which were included in OCI as part of a currency translation adjustment.  There were no amounts recorded in the consolidated statement of operations related to ineffectiveness of Euro foreign currency forward contracts for the years ended August 31, 2019, 2018, and 2017.

At August 31, 2019 and 2018, the Company had outstanding Euro foreign currency forward contracts to sell 32.7 million Euro at fixed prices to settle during the next fiscal quarter. At August 31, 2019 and 2018, the Company also had an outstanding foreign currency forward contract to sell 43.0 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of the Company’s operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, and future settlement of foreign denominated assets and liabilities.  The Company may choose whether or not to designate these contracts as hedges.  For those contracts not designated, changes in fair value are recognized currently in the income statement.  At August 31, 2019 and 2018, the Company had $1.8 million and 5.0 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding.

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2019 and 2018, respectively:

	August 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,204	$—	$—	$127,204
Derivative assets	—	1,112	—	1,112
Derivative liabilities	—	—	—	—

	August 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	898
Derivative liabilities	—	(12)	—	(12)

The carrying value of long-term debt (including current portion) was $116.6 million and $116.8 million at August 31, 2019 and 2018, respectively.  The fair value of this debt was estimated to be $120.8 million and $107.3 million as of August 31, 2019 and 2018, based on current market rates as of the respective year-ends.

Note 15 – Commitments and Contingencies

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $15.9 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company participated in a preliminary meeting with the EPA and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016 to review remediation alternatives and proposed plans for the site and submitted its remedial alternatives evaluation report to the EPA in August 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and the preliminary discussions with the EPA, the Company anticipates that a definitive plan will not be agreed upon until fiscal 2020 or later.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the balance sheet as of August 31, 2019 and 2018:

($ in thousands)	August 31,
Balance sheet location	2019	2018
Other current liabilities	$1,243	$1,264
Other noncurrent liabilities	14,674	15,319
Total environmental remediation liabilities	$15,917	$16,583

Leases

The Company leases land, buildings, machinery, equipment, and computer equipment under various non-cancelable operating lease agreements.  At August 31, 2019, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal years	$ in thousands
2020	$6,065
2021	5,266
2022	4,771
2023	3,414
2024	3,107
Thereafter	20,119
$42,742

Lease expense was $5.4 million, $5.0 million, and $5.1 million for fiscal 2019, 2018, and 2017, respectively.

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees.  Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plans provide for a matching contribution by the Company.  The Company’s total contributions charged to expense under the plans were $1.2 million, $1.7 million, and $1.7 million for the years ended August 31, 2019, 2018, and 2017, respectively.

A supplementary non‑qualified, non‑funded retirement plan for five former executives is also maintained.  Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment.  This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA.  While the plan is unfunded, the Company has purchased life insurance policies on certain former executives named in this supplemental retirement plan to provide funding for this liability.  The cash surrender values of these insurance policies are recorded as other noncurrent assets.

As of August 31, 2019 and 2018, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets.  The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan.  As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$6,404	$6,825
Interest cost	246	243
Actuarial (gain) loss	439	(134)
Benefits paid	(530)	(530)
Benefit obligation at end of year	$6,559	$6,404

Amounts recognized in the statement of financial position consist of:

	August 31,
($ in thousands)	2019	2018
Other current liabilities	$530	$530
Pension benefit liabilities	6,029	5,874
Net amount recognized	$6,559	$6,404

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2019	2018
Net actuarial loss	$(3,801)	$(3,561)

For the years ended August 31, 2019 and 2018, the Company assumed a discount rate of 3.3 percent and 4.0 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions.  The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2019, 2018, and 2017, the Company assumed a discount rate of 4.00 percent, 3.70 percent, and 3.30 percent, respectively, for the determination of the net periodic benefit cost.  The components of the net periodic benefit cost for the supplemental retirement plan are as follows:

	For the years ended August 31,
($ in thousands)	2019	2018	2017
Interest cost	$246	$243	$236
Net amortization and deferral	199	206	241
Total	$445	$449	$477

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2020 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded.  The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2020	$519
2021	512
2022	503
2023	494
2024	485
Thereafter	4,046
$6,559

Note 17 - Warranties

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2019	2018
Product warranty accrual balance, beginning of period	$7,109	$8,411
Liabilities accrued for warranties during the period	7,263	5,228
Warranty claims paid during the period	(5,769)	(5,848)
Changes in estimates	357	141
Transfers to liabilities held-for-sale and divested businesses	—	(823)
Product warranty accrual balance, end of period	$8,960	$7,109

Warranty costs were $7.6  million, $5.4 million, and $7.3 million for fiscal 2019, 2018, and 2017, respectively.

Note 18 – Industry Segment Information

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2019, 2018, or 2017.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2019	2018	2017
Operating revenues:
Irrigation:
North America	$218,627	$294,617	$340,660
International	132,871	145,241	77,381
Irrigation total	351,498	439,858	418,041
Infrastructure	92,574	107,847	99,944
Total operating revenues	$444,072	$547,705	$517,985

Operating income:
Irrigation	$29,804	$41,933	$42,774
Infrastructure	16,599	23,857	20,131
Corporate	(40,288)	(26,778)	(22,256)
Total operating income	6,115	39,012	40,649

Interest and other expense, net	(4,008)	(5,159)	(4,934)
Earnings before income taxes	$2,107	$33,853	$35,715

Total capital expenditures:
Irrigation	$9,473	$9,259	$6,313
Infrastructure	4,928	938	1,562
Corporate	8,810	857	988
	$23,211	$11,054	$8,863
Depreciation and amortization:
Irrigation	$9,500	$11,412	$11,840
Infrastructure	3,663	4,611	4,452
Corporate	855	491	386
	$14,018	$16,514	$16,678
Total assets:
Irrigation	$292,202	$277,712	$337,446
Infrastructure	85,848	69,919	80,187
Corporate	122,264	152,184	88,399
	$500,314	$499,815	$506,032

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2019		2018		2017
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$257,719	58	$321,698	59	$297,261	57
International	186,353	42	226,007	41	220,724	43
Total revenues	$444,072	100	$547,705	100	$517,985	100

	For the years ended August 31,
($ in thousands)	2019		2018		2017
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$52,187	76	$39,290	69	$54,199	73
International	16,781	24	17,958	31	20,299	27
Total long-lived assets	$68,968	100	$57,248	100	$74,498	100

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company.  The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.  As of August 31, 2019, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan.  At August 31, 2019, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company.  The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan.  At August 31, 2019, 393,145 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan.  All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio.  If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan.  The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2019, 2018, and 2017:

	For the years ended August 31,
($ in thousands)	2019	2018	2017
Share-based compensation expense included in cost of operating revenues	$105	$113	$231

Research and development	221	150	162
Sales and marketing	250	461	397
General and administrative	3,819	3,169	2,807
Share-based compensation expense included in operating expenses	4,290	3,780	3,366
Total share-based compensation expense	4,395	3,893	3,597
Tax benefit	(1,033)	(1,090)	(1,338)
Share-based compensation expense, net of tax	$3,362	$2,803	$2,259

As of August 31, 2019, there was $6.3 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest over a four year period at 25 percent per year.  The fair value of stock option awards is estimated using the Black-Scholes option pricing model.  The table below shows the annual weighted average assumptions used for valuation purposes.

	Grant year
	Fiscal 2019	Fiscal 2018
Risk-free interest rate	3.1%	2.2%
Dividend yield	1.4%	1.3%
Expected life (years)	6	7
Volatility	26.3%	33.9%
Weighted average grant-date fair value of options granted	$24.71	$30.72

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

The following table summarizes stock option activity for fiscal 2019:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2018	76,803	$82.06	7.7	$1,053
Granted	38,337	91.82
Exercised	(2,579)	68.48		93
Stock options outstanding at August 31, 2019	112,561	$85.70	7.6	$540
Stock options exercisable at August 31, 2019	38,386	$77.90	5.8	$427

There were 15,496, 27,811, and 25,285 outstanding stock options that vested during fiscal 2019, 2018, and 2017, respectively.  Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2019	2018	2017
Intrinsic value of stock options exercised	$93	$538	$681
Cash received from stock option exercises	$177	$2,788	$3,020
Tax benefit realized from stock option exercises	$26	$151	$254
Weighted average grant-date fair value of stock options vested	$32.66	$31.37	$35.79

Restricted stock units - The restricted stock units have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.  The restricted stock units granted to employees vest over a three year period at approximately 33 percent per year.  The restricted stock units granted to non-employee directors generally vest over a nine month period.

The following table summarizes restricted stock unit activity for fiscal 2019:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2018	90,609	$84.38
Granted	36,693	89.76
Vested	(40,655)	83.68
Forfeited / Cancelled	(7,305)	89.54
Restricted stock units outstanding at August 31, 2019	79,342	$87.49

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash.  At August 31, 2019, 2018, and 2017, outstanding restricted stock units included 4,103, 6,474, and 6,709 units, respectively, that will be settled in cash.  The fair value of restricted stock units that vested during the period was $4.1 million and $3.2 million for each of the years ended August 31, 2019 and 2018, respectively.

Performance stock units - The performance stock units have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.  The performance stock units granted to employees cliff vest after a three year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to revenue growth and a return on net assets are achieved.

The table below summarizes performance stock unit activity for fiscal 2019:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2018	19,952	$80.99
Granted	20,631	98.03
Forfeited / cancelled	(3,154)	64.37
Performance stock units outstanding at August 31, 2019	37,429	$85.10

Performance stock units outstanding as of August 31, 2019 and issued prior to fiscal 2019 include performance goals based upon revenue growth and a return on net assets during the performance period.  The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock.  Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.  In fiscal 2019, 2018, and 2017, no performance stock units vested.

Performance stock units outstanding as of August 31, 2019 and issued during fiscal 2019 include performance goals based on a return on net assets and total shareholder return (TSR) relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  For the return on net assets portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  For the TSR portion of the award, compensation expense is recorded ratably over the three year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted in fiscal 2019 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

Expected term (years)	3
Risk-free interest rate	2.9%
Volatility	27.3%
Dividend yield	1.4%

Note 20 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2019. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2019.

Note 21 – Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2019
Operating revenues	$111,951	$109,182	$121,054	$101,885
Cost of operating revenues	$83,303	$84,708	$91,055	$70,398
Earnings (loss) before income taxes	$1,681	$(5,068)	$3,229	$2,265
Net earnings (loss)	$1,212	$(3,440)	$2,897	$1,503
Diluted net earnings (loss) per share	$0.11	$(0.32)	$0.27	$0.14
Year ended August 31, 2018
Operating revenues	$124,526	$130,339	$169,571	$123,269
Cost of operating revenues	$92,129	$95,023	$118,093	$90,998
Earnings before income taxes	$4,792	$5,676	$17,445	$5,940
Net earnings	$3,185	$1,735	$10,379	$4,978
Diluted net earnings per share	$0.30	$0.16	$0.96	$0.46

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Act of 1934, as amended.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure the information required to be disclosed is accumulated and communicated to management, including principal executives and financial officers, as appropriate to allow timely decisions regarding required disclosures.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness in internal control over financial reporting, as described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of the Company’s Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP.

In connection with management’s assessment of internal control over financial reporting as of August 31, 2019, the Company identified a material weakness related to ineffective internal control over indirect tax credits in a foreign jurisdiction. The Company’s control was not designed effectively to include evaluation of the recoverability of the credits due to ineffective risk assessment that did not identify the risk related to valuation of the tax credits. This deficiency resulted in a material misstatement in the current period that was corrected before the Company issued the consolidated financial statements included in this Annual Report on Form 10‑K.

Because of the material weakness described above, management concluded that, as of August 31, 2019, the Company’s internal control over financial reporting was not effective.

KPMG LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse report on the operating effectiveness of the Company’s internal control over financial reporting as of August 31, 2019.  The report of KPMG LLP appears on page 62 of this Annual Report on Form 10-K.

Remediation Plan

The Company and its Board of Directors are committed to maintaining a strong control environment. Management, with the oversight of the Audit Committee, has begun implementing a remediation plan to address the material weakness, which is expected to include enhancing the Company’s risk assessment process and designing internal controls that sufficiently address the valuation of the affected tax credits. The Company plans to have new controls implemented to address the material weakness within the first quarter of fiscal 2020 and expects that the remediation of the material weakness will be completed during fiscal 2020. Accordingly, the material weakness remains unremediated as of August 31, 2019.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 30, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to ineffective internal control over indirect tax credits in a foreign jurisdiction has been identified and included management’s assessment. The Company’s control was not designed effectively to include evaluation of the recoverability of the credits due to ineffective risk assessment that did not identify the risk related to valuation of the tax credits. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
October 30, 2019

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2019.  Information about the Board of Directors required by Items 401 and 407 of Regulation S‑K is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein, under the caption “Executive Officers” as required by Item 401(b) of Regulation S-K.

Code of Ethics – Item 406 of Regulation S-K calls for disclosure of whether the Company has adopted a code of ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers).  The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website.  In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.  No waivers were provided for the fiscal year ended August 31, 2019.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2019 (there were no equity compensation plans not approved by security holders as of August 31, 2019):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	225,229	$85.70	393,145
Total	225,229	$85.70	393,145

(1)

Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans.  While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.

(2)

Column (a) includes (i) 37,429 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2019, and (ii) 75,239 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2019.  The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met.  Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance.  The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements.  Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2019, 2018, and 2017

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2019:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$3,585	—	—	950	$2,635
Deferred tax asset valuation allowance (2)	3,562	197	—	—	3,759
Year ended August 31, 2018:
Deducted in the balance sheet from the
Valuation
Allowance for doubtful accounts (1)	$7,447	744	—	4,606	$3,585
Deferred tax asset valuation allowance (2)	2,804	758	—	—	3,562
Year ended August 31, 2017:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$8,312	483	—	1,348	$7,447
Deferred tax asset valuation allowance (2)	2,825	—	—	21	2,804

(1)	Deductions consist of uncollectible items reserved, less recoveries of items previously reserved.
(2)	Additions and deductions consist of changes to deferred tax assets not expected to be realized.

(a)(3) Exhibits.  The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
4.2*	Description of the Registrant’s Securities.
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
10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2019 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018.†

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

10.7

First Amendment to Amended and Restated Revolving Credit Agreement, dated February 28, 2017, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2017.

10.8

Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2019, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.9

Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.10

First Amendment to Note Purchase Agreement, dated May 31, 2019, by and among the Company and the noteholders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.11

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018.

10.12

Employment Agreement, dated May 9, 2016, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016.†

10.13	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.14	Employment Agreement, dated July 17, 2017, between the Company and Timothy Hassinger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017.†
10.15

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

21*	Subsidiaries of the Company

Exhibit
Number	Description
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Timothy Hassinger to sign the Annual Report on Form 10‑K for fiscal 2019 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of October, 2019.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of October, 2019.

/s/ TIMOTHY L. HASSINGER		Director, President and Chief Executive Officer
Timothy L. Hassinger		(Principal Executive Officer)

/s/ BRIAN L. KETCHAM		Senior Vice President and Chief Financial Officer
Brian L. Ketcham		(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael C. Nahl	(1)	Chairman of the Board of Directors
Michael C. Nahl

/s/ Robert E. Brunner	(1)	Director
Robert E. Brunner
/s/ Michael N Christodolou	(1)	Director
Michael N. Christodolou
/s/ MARY A. LINDSEY	(1)	Director
Mary A. Lindsey

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ David B. Rayburn	(1)	Director
David B. Rayburn

/s/ Michael D. Walter	(1)	Director
Michael D. Walter

(1) By: /s/ TIMOTHY L. HASSINGER
Timothy L. Hassinger, Attorney‑In‑Fact