Form 10-Q
period 2019-11-30
LINDSAY CORP
filed 2020-01-09
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 7, 2020, 10,813,363 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2019	November 30, 2018
Operating revenues	$109,393	$111,951
Cost of operating revenues	75,319	83,303
Gross profit	34,074	28,648

Operating expenses:
Selling expense	6,492	7,982
General and administrative expense	11,804	15,058
Engineering and research expense	3,502	3,568
Total operating expenses	21,798	26,608

Operating income	12,276	2,040

Other income (expense):
Interest expense	(1,186)	(1,205)
Interest income	615	654
Other (expense) income, net	(450)	192

Earnings before income taxes	11,255	1,681

Income tax expense	2,910	469

Net earnings	$8,345	$1,212

Earnings per share:
Basic	$0.77	$0.11
Diluted	$0.77	$0.11

Shares used in computing earnings per share:
Basic	10,795	10,766
Diluted	10,828	10,806

Cash dividends declared per share	$0.31	$0.31

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2019	November 30, 2018
Net earnings	$8,345	$1,212
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	43	29
Foreign currency translation adjustment, net of hedging activities and tax	(293)	1,106
Total other comprehensive (loss) income, net of tax expense of $76 and $226, respectively	(250)	1,135
Total comprehensive income	$8,095	$2,347

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2019	November 30, 2018	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$120,910	$137,217	$127,204
Receivables, net of allowance of $2,785, $3,324, and $2,635, respectively	79,317	84,864	75,551
Inventories, net	97,284	88,912	92,287
Assets held-for-sale	2,744	2,744	2,744
Other current assets, net	16,376	11,585	15,704
Total current assets	316,631	325,322	313,490

Property, plant, and equipment:
Cost	193,000	176,669	188,695
Less accumulated depreciation	(122,695)	(116,187)	(119,727)
Property, plant, and equipment, net	70,305	60,482	68,968

Intangibles, net	23,739	26,576	24,382
Goodwill	64,358	64,557	64,387
Operating lease right-of-use assets	25,764	—	—
Deferred income tax assets	9,902	5,639	11,758
Other noncurrent assets	16,112	19,511	17,329
Total assets	$526,811	$502,087	$500,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,097	$41,338	$29,434
Current portion of long-term debt	210	206	209
Other current liabilities	54,494	41,480	52,488
Total current liabilities	84,801	83,024	82,131

Pension benefits liabilities	5,948	5,803	6,029
Long-term debt	115,805	116,086	115,846
Operating lease liabilities	25,323	—	—
Deferred income tax liabilities	845	1,048	872
Other noncurrent liabilities	21,089	19,451	27,227
Total liabilities	253,811	225,412	232,105

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,897, 18,870, and 18,870 shares issued, respectively	18,897	18,870	18,870
Capital in excess of stated value	71,706	68,710	71,684
Retained earnings	479,732	483,811	474,740
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(20,097)	(17,478)	(19,847)
Total shareholders' equity	273,000	276,675	268,209
Total liabilities and shareholders' equity	$526,811	$502,087	$500,314

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings	—	—	—	—	1,212	—	—	1,212
Other comprehensive income	—	—	—	—	—	—	1,135	1,135
Total comprehensive income	—	—	—	—	—	—	—	2,347
Cash dividends ($0.31) per share	—	—	—	—	(3,344)	—	—	(3,344)
Issuance of common shares under share compensation plans, net	29	—	29	(972)	—	—	—	(943)
Share-based compensation expense	—	—	—	1,217	—	—	—	1,217
Cumulative impact of ASC 606 adoption	—	—	—	—	532	—	—	532
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	525	—	(525)	—
Balance at November 30, 2018	18,870	8,083	$18,870	$68,710	$483,811	$(277,238)	$(17,478)	$276,675

Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	8,345	—	—	8,345
Other comprehensive loss	—	—	—	—	—	—	(250)	(250)
Total comprehensive loss	—	—	—	—	—	—	—	8,095
Cash dividends ($0.31) per share	—	—	—	—	(3,353)	—	—	(3,353)
Issuance of common shares under share compensation plans, net	27	—	27	(1,138)	—	—	—	(1,111)
Share-based compensation expense	—	—	—	1,160	—	—	—	1,160
Balance at November 30, 2019	18,897	8,083	$18,897	$71,706	$479,732	$(277,238)	$(20,097)	$273,000
See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2019	November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,345	$1,212
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,748	3,424
Loss on sale of business	—	67
Provision for uncollectible accounts receivable	248	(159)
Deferred income taxes	1,987	742
Share-based compensation expense	1,160	1,303
Other, net	374	(1,053)
Changes in assets and liabilities:
Receivables	(4,122)	(14,782)
Inventories	(4,931)	(11,387)
Other current assets	(2,466)	298
Accounts payable	725	13,917
Other current liabilities	(1,901)	(7,106)
Other noncurrent assets and liabilities	(2,626)	(792)
Net cash provided by (used in) operating activities	1,541	(14,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(4,322)	(5,701)
Proceeds from settlement of net investment hedges	1,092	962
Other investing activities, net	24	8
Net cash used in investing activities	(3,206)	(4,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	177
Common stock withheld for payroll tax obligations	(1,111)	(1,120)
Principal payments on long-term debt	(52)	(51)
Dividends paid	(3,352)	(3,344)
Net cash used in financing activities	(4,515)	(4,338)

Effect of exchange rate changes on cash and cash equivalents	(114)	(185)
Net change in cash and cash equivalents	(6,294)	(23,570)
Cash and cash equivalents, beginning of period	127,204	160,787
Cash and cash equivalents, end of period	$120,910	$137,217

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$(56)	$553
Interest paid	$67	$83

NONCASH INVESTING ACTIVITIES:
Note receivable from sale of business	$ ─	$5,823

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2021 with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-13 on its consolidated financial statements.

Recent Accounting Guidance Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases and disclose key information about leasing arrangements. The new guidance became effective for the Company in the first quarter of fiscal 2020.  The Company implemented Accounting Standards Codification (“ASC”) 842 and recorded a right of use asset and lease liability of $26.2 million and $29.5 million, respectively, upon adoption of the standard on the first day of fiscal 2020.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which modifies the financial reporting of hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU No. 2017-12 became effective in the first quarter of the Company’s fiscal 2020.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus point in time for the three months ended November 30, 2019 and 2018 is as follows:

	Three months ended			Three months ended
	November 30, 2019			November 30, 2018
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$73,375	$21,605	$94,980	$81,086	$21,247	$102,333
Over time	8,977	2,657	11,634	6,524	1,490	8,014
Revenue from the contracts with customers	82,352	24,262	106,614	87,610	22,737	110,347

Lease revenue	—	2,779	2,779	—	1,604	1,604
Total operating revenues	$82,352	$27,041	$109,393	$87,610	$24,341	$111,951

Further disaggregation of revenue is disclosed in the Note 16 – Industry Segment Information.

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $6.1 million at November 30, 2019.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2019 and August 31, 2019, contract assets amounted to $1.2 million and $1.3 million respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2019 and August 31, 2019, contract liabilities amounted to $14.7 million and $18.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2019 and November 30, 2018, the Company recognized $6.4 million and $4.6 million of revenue that were included in the liabilities as of August 31, 2019 and August 31, 2018, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Divestitures and Held-For-Sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.1 million included in general and administrative expense on the condensed consolidated statement of earnings for the three months ended November 30, 2018.  The Company received a note of $5.8 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows for the three months ended November 30, 2018.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  The building related to the closure is currently listed for sale and is included within the caption “Assets held-for-sale” for $2.7 million in the condensed consolidated balance sheet as of November 30, 2019, November 30, 2018 and August 31, 2019.

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

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2019 and 2018:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2019	November 30, 2018
Numerator:
Net earnings	$8,345	$1,212

Denominator:
Weighted average shares outstanding	10,795	10,766
Diluted effect of stock awards	33	40
Weighted average shares outstanding assuming dilution	10,828	10,806

Basic net earnings per share	$0.77	$0.11
Diluted net earnings per share	$0.77	$0.11

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

	Three months ended
(Units and options in thousands)	November 30, 2019	November 30, 2018
Restricted stock units	19	26
Stock options	—	35
Performance stock units	20	—

Note 5 – Income Taxes

The Company recorded income tax expense of $2.9 million and $0.5 million for the three months ended November 30, 2019 and 2018, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 25.8 percent and 27.9 percent for the three months ended November 30, 2019 and 2018, respectively. The decrease in the estimated annual effective income tax rate from November 2018 to November 2019 relates primarily to the change in earnings mix among foreign operations.  The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur, but the Company did not record any such effects within income tax expense for the three months ended November 30, 2019 or 2018.

The United States enacted significant tax reform into law on December 22, 2017. U.S. Tax Reform made complex and broad changes to the U.S. tax laws.  U.S. Tax Reform established new income tax provisions that will affect the Company’s fiscal year 2020, including, but not limited to, establishing a new minimum tax on global intangible low-taxed income (“GILTI”).  The Company has elected to account for GILTI as a period cost, the effect of which is reflected in the estimated annual effective tax rate of 25.8 percent for the three months ended November 30, 2019.

Note 6 – Inventories

Inventories consisted of the following as of November 30, 2019, November 30, 2018, and August 31, 2019:

($ in thousands)	November 30, 2019	November 30, 2018	August 31, 2019
Raw materials and supplies	$47,266	$40,781	$49,047
Work in process	6,235	9,601	4,514
Finished goods and purchased parts, net	51,908	46,925	46,812
Total inventory value before LIFO adjustment	105,409	97,307	100,373
Less adjustment to LIFO value	(8,125)	(8,395)	(8,086)
Inventories, net	$97,284	$88,912	$92,287

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2019	November 30, 2018	August 31, 2019
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,519	1,724	1,571
Total debt	116,519	116,724	116,571
Less current portion	(210)	(206)	(209)
Less unamortized debt issuance costs	(504)	(432)	(516)
Total long-term debt	$115,805	$116,086	$115,846

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$210
2 years	214
3 years	218
4 years	222
5 years	227
Thereafter	115,428
$116,519

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

($ in thousands)	Balance sheet location	November 30, 2019	November 30, 2018	August 31, 2019
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$873	$1,073
Foreign currency forward contracts	Other current liabilities	(115)	(248)	—
Total derivatives designated as hedging instruments		$(115)	$625	$1,073

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$13	$51	$39
Foreign currency forward contracts	Other current liabilities	—	(45)	—
Total derivatives not designated as hedging instruments		$13	$6	$39

Accumulated other comprehensive income included realized and unrealized after-tax gains of $6.9 million, $5.7 million, and $7.0 million at November 30, 2019, November 30, 2018, and August 31, 2019, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended
($ in thousands)	November 30, 2019	November 30, 2018
Foreign currency forward contracts, net of tax (benefit) expense of $25 and ($161) respectively	$(76)	$651

For the three months ended November 30, 2019 and 2018, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.8 million and $0.7 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of earnings related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three months ended November 30, 2019 and 2018.

At November 30, 2019, November 30, 2018, and August 31, 2019, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.7 million Euro, 32.5 million Euro, and 32.7 million Euro, respectively, at fixed prices to settle during the next fiscal quarter.  The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of earnings.  At November 30, 2019, November 30, 2018, and August 31, 2019, the Company had notional value of $0.5 million, $1.9 million, and $1.8 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Note 9 – Leases

The Company, as lessee, has operating leases primarily for office space, manufacturing facilities, equipment, and vehicles. The Company determines if a contract is or contains a lease at the inception of the contract based on whether the contract conveys the right to control the use of an identified asset over a period of time in exchange for consideration.

The Company elected, for all classes of underlying assets, to not separate lease and non-lease components and instead will treat the lease agreement as a single lease component for all asset classes. The Company additionally elected practical expedients to not reassess whether existing contracts are or contain leases, the classification of any existing leases, accounting for initial direct costs for any existing leases, and hindsight in determining the lease term and in assessing impairment of the right-of-use (“ROU”) asset.

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the three months ended November 30, 2019.

Many of the Company’s leases contain renewal or extension options. The Company includes all renewal or extension periods that it is reasonably certain to exercise at lease commencement within the measurement of the ROU asset and lease liability.

The Company’s lease portfolio consists of operating leases which are included in operating lease ROU assets and operating lease liabilities in the condensed consolidated balance sheet. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of future lease payments, the Company uses an incremental borrowing rate that estimates a collateralized rate based on the expected term of the lease.

Lease cost and other information related to the Company’s operating leases are as follows:

($ in thousands)	November 30, 2019
Operating lease cost (cost resulting from lease payments)	1,418
Variable lease cost (cost excluded from lease payments)	100
Total lease cost	$1,518

Operating cash outflows from operating leases	1,086
Weighted average lease term - operating leases	10.0 years
Weighted average discount rate - operating leases	3.3%

Supplemental balance sheet information related to operating leases for the first quarter of 2020 is as follows:

($ in thousands)	Classification	November 30, 2019
Operating lease ROU assets	Operating lease right-of-use assets	$25,764

Operating lease short-term liabilities	Other current liabilities	4,200
Operating lease long-term liabilities	Operating lease liabilities	25,323
Total lease liabilities		$29,523

The minimum lease payments under operating leases expiring subsequent to November 30, 2019 are as follows:

Fiscal year ending	$ in thousands
2020	$4,334
2021	5,233
2022	4,909
2023	3,504
2024	3,110
Thereafter	20,516
Total lease payments	41,606
Less: interest	12,083
Present value of lease liabilities	$29,523

As previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019 and under the previous lease accounting standard, future minimum lease payments under operating leases with an initial or remaining term in excess of one year at August 31, 2019 would have been as follows:

Fiscal year ending	$ in thousands
2020	$6,065
2021	5,266
2022	4,771
2023	3,414
2024	3,107
Thereafter	20,119
Total lease payments	$42,742

Note 10 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2019, November 30, 2018, and August 31, 2019, respectively. There were no transfers between any levels for the periods presented.

	November 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$120,910	$—	$—	$120,910
Derivative assets	—	13	—	13
Derivative liabilities	—	(115)	—	(115)

	November 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137,217	$—	$—	$137,217
Derivative assets	—	924	—	924
Derivative liabilities	—	(293)	—	(293)

	August 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,204	$—	$—	$127,204
Derivative assets	—	1,112	—	1,112
Derivative liabilities	—	—	—	—

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2019 or 2018.

Note 11 – Commitments and Contingencies

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

Environmental Remediation

The Company has committed to a preliminary plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”) as a result of discussions with the U.S. Environmental Protection Agency (the “EPA”) and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and the preliminary discussions with the EPA, the Company anticipates that a definitive plan will not be agreed upon until the second half of fiscal 2020 or later.

The current estimated aggregate accrued cost of this remediation plan of $15.8 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site.  The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis available at the time of this filing, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition. The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2019, November 30, 2018, and August 31, 2019:

($ in thousands)	November 30, 2019	November 30, 2018	August 31, 2019
Other current liabilities	$1,243	$1,243	$1,243
Other noncurrent liabilities	14,548	15,142	14,674
Total environmental remediation liabilities	$15,791	$16,385	$15,917

Note 12 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2019	November 30, 2018
Product warranty accrual balance, beginning of period	$8,960	$7,109
Liabilities accrued for warranties during the period	1,480	1,178
Warranty claims paid during the period	(1,652)	(1,047)
Product warranty accrual balance, end of period	$8,788	$7,240

Note 13 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.2  million and $1.3 million for the three months ended November 30, 2019 and 2018, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2019 and 2018:

	Three months ended
	November 30, 2019		November 30, 2018
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	44,347	$24.18	38,337	$24.71
RSUs	30,235	$90.73	29,013	$88.27
PSUs	22,715	$102.28	20,631	$107.80

The RSUs granted during the three months ended November 30, 2019 and 2018 consisted of 2,730 and 3,071, respectively, of awards that will be settled in cash. The weighted average stock price on the date of grant was $94.36 and $91.87 for the three months ended November 30, 2019 and 2018, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.1 million for the three months ended November 30, 2019 and 2018.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2019 and 2018:

	Grant Year
	2019	2018
Weighted-average dividend yield	1.3%	1.4%
Weighted-average volatility	28.4%	26.3%
Risk-free interest rate	1.6%	3.1%
Weighted-average expected life	6 years	6 years

The PSUs granted during fiscal 2020 include performance goals based on a return on net assets and total shareholder return (TSR) relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  For the return on net assets portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2019 and 2018 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant Year
	2019	2018
Expected term (years)	3	3
Risk-free interest rate	1.5%	2.9%
Volatility	29.5%	27.3%
Dividend yield	1.3%	1.4%

Note 14 – Other Current Liabilities

($ in thousands)	November 30, 2019	November 30, 2018	August 31, 2019
Other current liabilities:
Compensation and benefits	$11,400	$12,034	$13,960
Contract liabilities	13,280	7,022	14,763
Warranties	8,788	7,240	8,960
Operating lease liabilities	4,200	—	—
Dealer related liabilities	3,536	2,849	3,246
Deferred revenue - lease	2,431	657	2,985
Tax related liabilities	2,400	1,400	1,469
Accrued insurance	1,555	2,139	1,482
Accrued environmental liabilities	1,243	1,243	1,243
Other	5,661	6,896	4,380
Total other current liabilities	$54,494	$41,480	$52,488

Note 15 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2019 and November 30, 2018 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2019.

Note 16 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2019 and 2018.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial “internet of things”, or IoT, solutions.  The irrigation reporting segment consists of one operating segment.

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

	Three months ended
($ in thousands)	November 30, 2019	November 30, 2018
Operating revenues:
Irrigation:
North America	$52,613	$56,464
International	29,739	31,146
Irrigation total	82,352	87,610
Infrastructure	27,041	24,341
Total operating revenues	$109,393	$111,951

Operating income:
Irrigation	$9,757	$7,783
Infrastructure	8,768	4,168
Corporate	(6,249)	(9,911)
Total operating income	12,276	2,040

Interest and other expense, net	(1,021)	(359)
Earnings before income taxes	$11,255	$1,681

Capital expenditures:
Irrigation	$3,042	$2,137
Infrastructure	1,112	190
Corporate	168	3,374
	$4,322	$5,701
Depreciation and amortization:
Irrigation	$3,104	$2,332
Infrastructure	919	965
Corporate	725	127
	$4,748	$3,424

($ in thousands)	November 30, 2019	November 30, 2018	August 31, 2019
Total assets:
Irrigation	$305,928	$289,773	$292,202
Infrastructure	84,813	74,671	85,848
Corporate	136,070	137,643	122,264
	$526,811	$502,087	$500,314

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the year ended August 31, 2019.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2019, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2019.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the three months ended November 30, 2019.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2019 were $109.4 million, a decrease of 2 percent compared to $112.0 million for the three months ended November 30, 2018.  Irrigation segment revenues decreased 6 percent to $82.4 million and infrastructure segment revenues increased 11 percent to $27.0 million.  Net earnings for the three months ended November 30, 2019 were $8.3 million, or $0.77 per diluted share, compared to net earnings of $1.2 million, or $0.11 per diluted share, for the three months ended November 30, 2018.

Net earnings for the three months ended November 30, 2018 were reduced by after-tax costs of $2.9 million, or $0.27 per diluted share, related to the Company’s “Foundation for Growth” initiative.  These costs primarily consisted of professional consulting fees and severance costs and were not incurred during the fiscal quarter ended November 30, 2019.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of November 2019, corn prices have increased 3 percent and soybean prices have increased approximately 1 percent from November 2018. While commodity prices have improved slightly from the prior year, they remain substantially lower than the peak levels in 2013.

•

Net farm income – As of November 30, 2019, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2019 net farm income to be $92.5 billion, an increase of 10.2 percent from the USDA’s final U.S. 2018 net farm income of $84.0 billion.  The projected increase is largely the result of an increase in direct government payments from the Market Facilitation Program in response to the U.S. trade dispute with China.

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

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  On December 19, 2019, the U.S. Environmental Protection Agency finalized Renewable Fuels Standard (RFS) volume requirements for 2020 that slightly increased volumes of conventional biofuels as well as volumes for advanced and cellulosic biofuels.

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

The infrastructure business is dependent to some extent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the “FAST Act”) to fund highway and bridge projects.  The FAST Act is scheduled to expire in September 2020 unless it is reauthorized by Congress.  In addition, the Federal Highway Administration has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

The backlog of unshipped orders at November 30, 2019 was $69.2 million compared with $49.2 million at November 30, 2018.  Included in these backlogs are amounts of $5.2 million and $0.5 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2019 compared to the Three Months ended November 30, 2018

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2019 and 2018.  It should be read together with the industry segment information in Note 16 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	November 30, 2019	November 30, 2018	Increase (Decrease)
Consolidated
Operating revenues	$109,393	$111,951	-2%
Gross profit	$34,074	$28,648	19%
Gross margin	31.1%	25.6%

Operating expenses (1)	$21,798	$26,608	-18%
Operating income	$12,276	$2,040	502%
Operating margin	11.2%	1.8%

Other expense, net	$(1,021)	$(359)	184%
Income tax expense	$2,910	$469	520%
Overall income tax rate	25.9%	27.9%
Net earnings	$8,345	$1,212	589%

Irrigation Segment
Segment operating revenues	$82,352	$87,610	-6%
Segment operating income	$9,757	$7,783	25%
Segment operating margin	11.8%	8.9%

Infrastructure Segment
Segment operating revenues	$27,041	$24,341	11%
Segment operating income	$8,768	$4,168	110%
Segment operating margin	32.4%	17.1%

(1)	Includes $6.2 million and $9.9 million of corporate operating expenses for the three months ended November 30, 2019 and 2018, respectively.

Revenues

Operating revenues for the three months ended November 30, 2019 decreased 2 percent to $109.4 million from $112.0 million for the three months ended November 30, 2018, as irrigation revenues decreased $5.3 million and infrastructure revenues increased $2.7 million.  The irrigation segment provided 75 percent of the Company’s revenue during the three months ended November 30, 2019 as compared to 78 percent for the three months ended November 30, 2018.

North America irrigation revenues for the three months ended November 30, 2019 of $52.6 million decreased $3.9 million, or 7 percent, from $56.5 million for the three months ended November 30, 2018. Approximately $3.3 million of the decrease in North America irrigation revenues during the quarter compared to the same prior year period is attributable to a business divestiture completed in the first quarter of fiscal 2019. In addition, the impact of higher irrigation equipment unit volume was partially offset by lower sales of replacement parts.

International irrigation revenues for the three months ended November 30, 2019 of $29.7 million decreased by $1.4 million, or 5 percent, from $31.1 million for the three months ended November 30, 2018. Revenues decreased $1.1 million, or 3 percent, due to differences in foreign currency translation rates compared to the same prior year period. Excluding the impact of foreign currency translation, overall international irrigation revenues were comparable to the same prior year period. Increased sales in Brazil, Europe and Australia were offset by declines in other markets.

Infrastructure segment revenues for the three months ended November 30, 2019 of $27.0 million increased $2.7 million, or 11 percent, from $24.3 million for the three months ended November 30, 2018.  The increase resulted from higher sales of road safety products as well as from an increase in Road Zipper System® lease revenues.

Gross Profit

Gross profit for the three months ended November 30, 2019 of $34.1 million increased 19 percent from $28.6 million for the three months ended November 30, 2018.  Gross profit increased on slightly lower revenues as a result of an increase in gross margin to 31.1 percent of sales for the three months ended November 30, 2019 compared with 25.6 percent of sales for the three months ended November 30, 2018. Gross margin improvement resulted from a more profitable mix of infrastructure revenues as well as from the results of margin improvement initiatives.

Operating Expenses

Operating expenses of $21.8 million for the three months ended November 30, 2019 decreased $4.8 million, or 18 percent, compared with $26.6 million for the three months ended November 30, 2018.  Costs of $4.0 million incurred in connection with the Company’s Foundation for Growth initiative during the three months ended November 30, 2018 did not repeat during the current year period.  In addition, a reduction in selling expense was partially offset by an increase in general and administrative expense.

Income Taxes

The Company recorded income tax expense of $2.9 million and $0.5 million for the three months ended November 30, 2019 and November 30, 2018, respectively.  The effective income tax rate was 25.9 percent and 27.9 percent for the three months ended November 30, 2019 and 2018, respectively.  The decrease in the effective tax rate from November 2018 to November 2019 relates primarily to the change in earnings mix among foreign operations.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $120.9 million at November 30, 2019 compared with $137.2 million at November 30, 2018 and $127.2 million at August 31, 2019.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below.  The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $43.5 million, $30.2 million, and $48.1 million as of November 30, 2019, November 30, 2018, and August 31, 2019, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $231.8 million at November 30, 2019, as compared with $242.3 million at November 30, 2018 and $231.4 million at August 31, 2019.  Cash provided by operating activities totaled $1.5 million during the three months ended November 30, 2019, compared to cash used in operating activities of $14.3 million during the three months ended November 30, 2018.  This change was primarily due to higher net earnings and lower increases in receivables, inventories, and accounts payable compared to the same prior year period.

Cash flows used in investing activities totaled $3.2 million during the three months ended November 30, 2019 compared to $4.7 million during the three months ended November 30, 2018.  The decrease is primarily attributable to a decrease in capital expenditures compared to the same prior year period.

Cash flows used in financing activities totaled $4.5 million during the three months ended November 30, 2019 compared to cash flows used in financing activities of $4.3 million during the three months ended November 30, 2018.  Amounts related to dividend payments and employee restricted stock activity were similar between the periods.

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

Capital Expenditures

Capital expenditures for fiscal 2020 are expected to be between $15.0 million and $20.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2020, the Company paid a quarterly cash dividend of $0.31 per common share, or $3.4 million, to stockholders as compared to $0.31 per common share, or $3.3 million, in the first quarter of fiscal 2019.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three months ended November 30, 2019 and 2018, respectively. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2019.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2019 and November 30, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At November 30, 2019, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.85 percent at November 30, 2019), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At November 30, 2019 and November 30, 2018, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of November 30, 2019).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of November 30, 2019 due to the material weakness previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

As previously disclosed, in connection with management’s assessment of internal control over financial reporting as of August 31, 2019, the Company identified a material weakness related to ineffective internal control over indirect tax credits in a foreign jurisdiction. The Company’s control was not designed effectively to include evaluation of the recoverability of the credits due to ineffective risk assessment that did not identify the risk related to valuation of the tax credits. This deficiency resulted in a material misstatement that was corrected before the Company issued the consolidated financial statements included in the Annual Report on Form 10‑K for the fiscal year ended August 31, 2019.

During the first quarter of fiscal 2020, the Company began executing its remediation plan to address the material weakness identified above, which includes the implementation of new controls focused on the valuation of the tax credits. The weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to complete the remediation of this material weakness during fiscal 2020.

Changes in Internal Control over Financial Reporting

Additionally, other than with respect to the remediation efforts described above and implementation of ASC 842 described below, the CEO and CFO determined that there has not been any significant change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective September 1, 2019, the Company implemented ASC 842, Leases. Management did implement changes to its processes related to leases and the control activities within them. These included the development of new policies, new training, identification and review of lease contracts, and gathering of information provided for disclosures.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 10 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2020 Plan Year. † **
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

** Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of January 2020.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)