Form 10-Q
period 2020-02-29
LINDSAY CORP
filed 2020-04-07
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 3, 2020, 10,834,763 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating revenues	$113,788	$109,182	$223,181	$221,133
Cost of operating revenues	80,382	84,708	155,701	168,011
Gross profit	33,406	24,474	67,480	53,122

Operating expenses:
Selling expense	8,192	8,437	14,684	16,419
General and administrative expense	13,167	16,832	24,971	31,890
Engineering and research expense	3,405	3,665	6,907	7,233
Total operating expenses	24,764	28,934	46,562	55,542

Operating income (loss)	8,642	(4,460)	20,918	(2,420)

Other income (expense):
Interest expense	(1,191)	(1,178)	(2,377)	(2,383)
Interest income	389	751	1,004	1,405
Other (expense) income, net	(973)	(181)	(1,423)	11

Earnings (loss) before income taxes	6,867	(5,068)	18,122	(3,387)

Income tax expense (benefit)	1,351	(1,628)	4,261	(1,159)

Net earnings (loss)	$5,516	$(3,440)	$13,861	$(2,228)

Earnings (loss) per share:
Basic	$0.51	$(0.32)	$1.28	$(0.21)
Diluted	$0.51	$(0.32)	$1.28	$(0.21)

Shares used in computing earnings (loss) per share:
Basic	10,825	10,786	10,810	10,776
Diluted	10,857	10,786	10,843	10,776

Cash dividends declared per share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net earnings (loss)	$5,516	$(3,440)	$13,861	$(2,228)
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	43	38	86	67
Foreign currency translation adjustment, net of hedging activities and tax	(895)	852	(1,188)	1,958
Unrealized gains on marketable securities, net of tax	61	—	61	—
Total other comprehensive income (loss), net of tax (benefit) expense of ($449), $75, ($373) and $301, respectively	(791)	890	(1,041)	2,025
Total comprehensive income (loss)	$4,725	$(2,550)	$12,820	$(203)

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 29, 2020	February 28, 2019	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$101,272	$102,778	$127,204
Marketable securities	18,740	—	—
Receivables, net of allowance of $2,597, $3,224, and $2,635, respectively	80,468	88,576	75,551
Inventories, net	105,454	99,984	92,287
Assets held-for-sale	—	2,744	2,744
Other current assets, net	19,083	23,144	15,704
Total current assets	325,017	317,226	313,490

Property, plant, and equipment:
Cost	191,688	181,644	188,695
Less accumulated depreciation	(122,926)	(116,338)	(119,727)
Property, plant, and equipment, net	68,762	65,306	68,968

Intangibles, net	23,162	25,853	24,382
Goodwill	64,338	64,591	64,387
Operating lease right-of-use assets	27,257	—	—
Deferred income tax assets	10,162	6,484	11,758
Other noncurrent assets	15,632	20,213	17,329
Total assets	$534,330	$499,673	$500,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,307	$37,419	$29,434
Current portion of long-term debt	211	207	209
Other current liabilities	54,303	44,825	52,488
Total current liabilities	87,821	82,451	82,131

Pension benefits liabilities	5,868	5,732	6,029
Long-term debt	115,765	116,034	115,846
Operating lease liabilities	25,919	—	—
Deferred income tax liabilities	839	991	872
Other noncurrent liabilities	20,791	22,622	27,227
Total liabilities	257,003	227,830	232,105

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,918, 18,870, and 18,870 shares issued, respectively	18,918	18,870	18,870
Capital in excess of stated value	74,645	69,772	71,684
Retained earnings	481,890	477,027	474,740
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(20,888)	(16,588)	(19,847)
Total shareholders' equity	277,327	271,843	268,209
Total liabilities and shareholders' equity	$534,330	$499,673	$500,314

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings (loss)	—	—	—	—	(2,228)	—	—	(2,228)
Other comprehensive income	—	—	—	—	—	—	2,025	2,025
Total comprehensive income	—	—	—	—	—	—	—	(203)
Cash dividends ($0.62) per share	—	—	—	—	(6,688)	—	—	(6,688)
Issuance of common shares under share compensation plans, net	29	—	29	(976)	—	—	—	(947)
Share-based compensation expense	—	—	—	2,283	—	—	—	2,283
Cumulative impact of ASC 606 adoption	—	—	—	—	532	—	—	532
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	525	—	(525)	—
Balance at February 28, 2019	18,870	8,083	$18,870	$69,772	$477,027	$(277,238)	$(16,588)	$271,843

Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	13,861	—	—	13,861
Other comprehensive income (loss)	—	—	—	—	—	—	(1,041)	(1,041)
Total comprehensive income	—	—	—	—	—	—	—	12,820
Cash dividends ($0.62) per share	—	—	—	—	(6,711)	—	—	(6,711)
Issuance of common shares under share compensation plans, net	48	—	48	386	—	—	—	434
Share-based compensation expense	—	—	—	2,575	—	—	—	2,575
Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2018	18,870	8,083	$18,870	$68,710	$483,811	$(277,238)	$(17,478)	$276,675
Comprehensive income:
Net earnings (loss)	—	—	—	—	(3,440)	—	—	(3,440)
Other comprehensive income	—	—	—	—	—	—	890	890
Total comprehensive income	—	—	—	—	—	—	—	(2,550)
Cash dividends ($0.31) per share	—	—	—	—	(3,344)	—	—	(3,344)
Issuance of common shares under share compensation plans, net	—	—	—	(4)	—	—	—	(4)
Share-based compensation expense	—	—	—	1,066	—	—	—	1,066
Balance at February 28, 2019	18,870	8,083	$18,870	$69,772	$477,027	$(277,238)	$(16,588)	$271,843

Balance at November 30, 2019	18,897	8,083	$18,897	$71,706	$479,732	$(277,238)	$(20,097)	$273,000
Comprehensive income:
Net earnings	—	—	—	—	5,516	—	—	5,516
Other comprehensive income (loss)	—	—	—	—	—	—	(791)	(791)
Total comprehensive income	—	—	—	—	—	—	—	4,725
Cash dividends ($0.31) per share	—	—	—	—	(3,358)	—	—	(3,358)
Issuance of common shares under share compensation plans, net	21	—	21	1,524	—	—	—	1,545
Share-based compensation expense	—	—	—	1,415	—	—	—	1,415
Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$13,861	$(2,228)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,418	6,889
Gain on sale of assets held-for-sale	(1,191)	—
Loss on sale of business	—	67
Provision for uncollectible accounts receivable	213	(315)
Deferred income taxes	1,806	(105)
Share-based compensation expense	2,575	2,403
Other, net	(638)	(1,093)
Changes in assets and liabilities:
Receivables	(5,716)	(18,157)
Inventories	(14,153)	(22,246)
Other current assets	(4,539)	(5,111)
Accounts payable	3,540	8,402
Other current liabilities	(2,183)	(9,792)
Other noncurrent assets and liabilities	(5,178)	1,439
Net cash used in operating activities	(2,185)	(39,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,335)	(11,701)
Proceeds from sale of assets held-for-sale	3,955	—
Purchases of marketable securities available-for-sale	(19,978)	—
Proceeds from maturities of marketable securities available-for-sale	1,250	—
Proceeds from settlement of net investment hedges	1,092	1,462
Payments for settlement of net investment hedges	—	(245)
Other investing activities, net	—	38
Net cash used in investing activities	(19,016)	(10,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,545	177
Common stock withheld for payroll tax obligations	(1,111)	(1,124)
Principal payments on long-term debt	(104)	(102)
Dividends paid	(6,711)	(6,688)
Net cash used in financing activities	(6,381)	(7,737)

Effect of exchange rate changes on cash and cash equivalents	1,650	21
Net change in cash and cash equivalents	(25,932)	(58,009)
Cash and cash equivalents, beginning of period	127,204	160,787
Cash and cash equivalents, end of period	$101,272	$102,778

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$2,294	$5,876
Interest paid	$2,334	$2,329

NONCASH INVESTING ACTIVITIES:
Note receivable from sale of business	$ ─	$5,823

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus point in time for the three and six months ended February 29, 2020 and February 28, 2019 is as follows:

	Three months ended			Three months ended
	February 29, 2020			February 28, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$73,025	$18,153	$91,178	$85,939	$10,917	$96,856
Over time	19,048	2,028	21,076	9,827	1,292	11,119
Revenue from the contracts with customers	92,073	20,181	112,254	95,766	12,209	107,975

Lease revenue	—	1,534	1,534	—	1,207	1,207
Total operating revenues	$92,073	$21,715	$113,788	$95,766	$13,416	$109,182

	Six months ended			Six months ended
	February 29, 2020			February 28, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$146,400	$39,759	$186,159	$167,025	$32,164	$199,189
Over time	28,025	4,684	32,709	16,351	2,782	19,134
Revenue from the contracts with customers	174,425	44,443	218,868	183,376	34,946	218,322

Lease revenue	—	4,313	4,313	—	2,811	2,811
Total operating revenues	$174,425	$48,756	$223,181	$183,376	$37,757	$221,133

Further disaggregation of revenue is disclosed in the Note 16 – Industry Segment Information.

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $6.1 million at February 29, 2020.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 29, 2020, February 28, 2019, and August 31, 2019, contract assets amounted to $0.9 million, $1.5 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 29, 2020, February 28, 2019, and August 31, 2019, contract liabilities amounted to $13.4 million, $8.7 million, and $18.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 29, 2020 and February 28, 2019, the Company recognized $12.6 million and $6.5 million of revenue that were included in the liabilities as of August 31, 2019 and August 31, 2018, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Divestitures and Held-For-Sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.1 million included in general and administrative expense on the condensed consolidated statement of operations for the six months ended February 28, 2019.  The Company received a note of $5.8 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows for the six months ended February 28, 2019.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility. In the second quarter of fiscal 2020, the company sold the building for net proceeds of $3.9 million, resulting in a gain of $1.2 million. The gain on sale is in included in cost of goods sold on the condensed consolidated statement of earnings for the three and six months ended February 29, 2020. The building was included within the caption “Assets held-for-sale” for $2.7 million in the condensed consolidated balance sheet as of February 28, 2019 and August 31, 2019.

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

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 29, 2020 and February 28, 2019:
	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Numerator:
Net earnings (loss)	$5,516	$(3,440)	$13,861	$(2,228)

Denominator:
Weighted average shares outstanding	10,825	10,786	10,810	10,776
Diluted effect of stock awards	32	—	33	—
Weighted average shares outstanding assuming dilution	10,857	10,786	10,843	10,776

Basic net earnings (loss) per share	$0.51	$(0.32)	$1.28	$(0.21)
Diluted net earnings (loss) per share	$0.51	$(0.32)	$1.28	$(0.21)

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

	Three months ended		Six months ended
(Units and options in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Restricted stock units	4	7	11	17
Stock options	12	74	6	55
Performance stock units	—	10	10	5

Note 5 – Income Taxes

The Company recorded income tax expense of $1.4 million and income tax benefit of $1.6 million for the three months ended February 29, 2020 and February 28, 2019, respectively and recorded income tax expense of $4.3 million and income tax benefit of $1.2 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 23.5 percent and 29.4 percent for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease in the estimated annual effective income tax rate from February 2019 to February 2020 relates primarily to the change in earnings mix among foreign operations.  The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of such events within income tax expense (benefit) was insignificant for the six months ended February 29, 2020 and amounted to a net benefit of $0.3 million for the six months ended February 28, 2019.

The United States enacted significant tax reform into law on December 22, 2017 by enacting the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform made complex and broad changes to the U.S. tax laws.  U.S. Tax Reform established new income tax provisions that will affect the Company’s fiscal year 2020, including, but not limited to, establishing a new minimum tax on global intangible low-taxed income (“GILTI”).  The Company has elected to account for GILTI as a period cost, the effect of which is reflected in the estimated annual effective tax rate of 23.5 percent for the six months ended February 29, 2020.

Note 6 – Inventories

Inventories consisted of the following as of February 29, 2020, February 28, 2019, and August 31, 2019:

($ in thousands)	February 29, 2020	February 28, 2019	August 31, 2019
Raw materials and supplies	$50,240	$47,573	$49,047
Work in process	6,746	8,715	4,514
Finished goods and purchased parts, net	53,496	51,910	46,812
Total inventory value before LIFO adjustment	110,482	108,198	100,373
Less adjustment to LIFO value	(5,028)	(8,214)	(8,086)
Inventories, net	$105,454	$99,984	$92,287

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 29, 2020	February 28, 2019	August 31, 2019
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,467	1,673	1,571
Total debt	116,467	116,673	116,571
Less current portion	(211)	(207)	(209)
Less unamortized debt issuance costs	(491)	(432)	(516)
Total long-term debt	$115,765	$116,034	$115,846

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$211
2 years	215
3 years	219
4 years	224
5 years	228
Thereafter	115,370
$116,467

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

($ in thousands)	Balance sheet location	February 29, 2020	February 28, 2019	August 31, 2019
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$247	$396	$1,073
Foreign currency forward contracts	Other current liabilities	—	(9)	—
Total derivatives designated as hedging instruments		$247	$387	$1,073

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$30	$39
Foreign currency forward contracts	Other current liabilities	—	(13)	—
Total derivatives not designated as hedging instruments		$—	$17	$39

Accumulated other comprehensive income included realized and unrealized after-tax gains of $7.2 million, $5.7 million, and $7.0 million at February 29, 2020, February 28, 2019, and August 31, 2019, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain (loss) recognized in other comprehensive income is as follows:

	Three months ended		Six months ended
($ in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foreign currency forward contracts, net of tax (benefit) expense of ($86), $25, ($60) and $186, respectively	$277	$(8)	$203	$643

For the three months ended February 29, 2020, the Company did not settle any foreign currency forward contracts. For the three months ended February 28, 2019, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.2 million, which was included in other comprehensive income as part of a currency translation adjustment.  For the six months ended February 29, 2020 and February 28, 2019, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.8 million and $0.9 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and six months ended February 29, 2020 and February 28, 2019.

At February 29, 2020, February 28, 2019, and August 31, 2019, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.7 million Euro, on each date, at fixed prices to settle during the next fiscal quarter. Additionally, at February 28, 2019, the Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at a fixed price settled during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of operations.  At February 29, 2020, the Company had no foreign currency forward contracts outstanding that are not designated as hedging instruments. At February 28, 2019 and August 31, 2019, the Company had notional value of $2.0 million, and $1.8 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the three and six months ended February 29, 2020.

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

Lease cost and other information related to the Company’s operating leases are as follows:

($ in thousands)	Three months ended February 29, 2020	Six months ended February 29, 2020
Operating lease cost (cost resulting from lease payments)	1,493	2,913
Variable lease cost (cost excluded from lease payments)	101	201
Total lease cost	$1,594	$3,114

Operating cash outflows from operating leases	1,733	2,820
Weighted average lease term - operating leases	9.5 years	9.5 years
Weighted average discount rate - operating leases	3.2%	3.2%

Supplemental balance sheet information related to operating leases as of the second quarter of 2020 is as follows:

($ in thousands)	Classification	February 29, 2020
Operating lease ROU assets	Operating lease right-of-use assets	$27,257

Operating lease short-term liabilities	Other current liabilities	4,790
Operating lease long-term liabilities	Operating lease liabilities	25,919
Total lease liabilities		$30,709

The minimum lease payments under operating leases expiring subsequent to February 29, 2020 are as follows:

Fiscal year ending	$ in thousands
2020	$2,819
2021	5,501
2022	5,201
2023	3,535
2024	3,157
Thereafter	16,324
Total lease payments	36,537
Less: interest	5,828
Present value of lease liabilities	$30,709

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and under the previous lease accounting standard, future minimum lease payments under operating leases with an initial or remaining term in excess of one year at August 31, 2019 would have been as follows:

Fiscal year ending	$ in thousands
2020	$6,065
2021	5,266
2022	4,771
2023	3,414
2024	3,107
Thereafter	20,119
Total lease payments	$42,742

Note 10 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 29, 2020, February 28, 2019, and August 31, 2019. There were no transfers between any levels for the periods presented.

	February 29, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,272	$—	$—	$101,272
Marketable securities:
Corporate bonds	—	14,555	—	14,555
U.S. treasury securities	—	4,185	—	4,185
Derivative assets	—	247	—	247

	February 28, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,778	$—	$—	$102,778
Derivative assets	—	426	—	426
Derivative liabilities	—	(22)	—	(22)

	August 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,204	$—	$—	$127,204
Derivative assets	—	1,112	—	1,112

During the second quarter of fiscal 2020, the Company made a net investment of $18.7 million in marketable securities, consisting of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of operations. As of February 29, 2020, approximately 55% of the Company’s marketable securities investments mature within one year and 45% mature within one to three years.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 29, 2020 or February 28, 2019.

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

The current estimated aggregate accrued cost of this remediation plan of $15.6 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site.  The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis available at the time of this filing, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition. The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 29, 2020, February 28, 2019, and August 31, 2019:

($ in thousands)	February 29, 2020	February 28, 2019	August 31, 2019
Other current liabilities	$1,243	$1,243	$1,243
Other noncurrent liabilities	14,396	14,993	14,674
Total environmental remediation liabilities	$15,639	$16,236	$15,917

Note 12 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Product warranty accrual balance, beginning of period	$8,788	$7,240	$8,960	$7,109
Liabilities accrued for warranties during the period	2,135	1,652	3,616	2,830
Warranty claims paid during the period	(1,933)	(1,259)	(3,586)	(2,306)
Changes in estimates	—	338	—	338
Product warranty accrual balance, end of period	$8,990	$7,971	$8,990	$7,971

Note 13 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.5  million and $1.1 million for the three months ended February 29, 2020 and 2019, respectively. Share-based compensation expense was $2.7 million and $2.4 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

During the second quarter of fiscal 2020, the Company awarded its annual grant of RSUs to independent members of the Board of Directors at a grant date fair value of $93.74, resulting in a total of 6,650 RSUs being granted.

Note 14 – Other Current Liabilities

($ in thousands)	February 29, 2020	February 28, 2019	August 31, 2019
Other current liabilities:
Compensation and benefits	$13,398	$13,102	$13,960
Contract liabilities	12,323	8,660	14,763
Warranties	8,990	7,971	8,960
Operating lease liabilities	4,790	—	—
Dealer related liabilities	3,681	4,122	3,246
Deferred revenue - lease	2,190	373	2,985
Tax related liabilities	1,709	1,223	1,469
Accrued insurance	1,624	2,010	1,482
Accrued environmental liabilities	1,243	1,243	1,243
Other	4,355	6,121	4,380
Total other current liabilities	$54,303	$44,825	$52,488

Note 15 – Share Repurchases

There were no shares repurchased during the three and six months ended February 29, 2020 and February 28, 2019 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 29, 2020.

Note 16 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three and six months ended February 29, 2020 and February 28, 2019.

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

	Three months ended		Six months ended
($ in thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating revenues:
Irrigation:
North America	$65,667	$57,681	$118,280	$114,145
International	26,406	38,085	56,145	69,231
Irrigation total	92,073	95,766	174,425	183,376
Infrastructure	21,715	13,416	48,756	37,757
Total operating revenues	$113,788	$109,182	$223,181	$221,133

Operating income (loss):
Irrigation	$9,614	$7,521	$19,371	$15,304
Infrastructure	6,358	(446)	15,126	3,722
Corporate	(7,330)	(11,535)	(13,579)	(21,446)
Total operating income (loss)	8,642	(4,460)	20,918	(2,420)

Interest and other expense, net	(1,775)	(608)	(2,796)	(967)
Earnings (loss) before income taxes	$6,867	$(5,068)	$18,122	$(3,387)

($ in thousands)	February 29, 2020	February 28, 2019	August 31, 2019
Total assets:
Irrigation	$318,689	$309,532	$292,202
Infrastructure	82,608	69,829	85,848
Corporate	133,033	120,312	122,264
	$534,330	$499,673	$500,314

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2019, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2019.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the six months ended February 29, 2020.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 29, 2020 were $113.8 million, an increase of 4 percent compared to $109.2 million for the three months ended February 28, 2019.  Irrigation segment revenues decreased 4 percent to $92.1 million and infrastructure segment revenues increased 62 percent to $21.7 million.  Net earnings for the three months ended February 29, 2020 were $5.5 million, or $0.51 per diluted share, compared to a net loss of $3.4 million, or $0.32 per diluted share, for the three months ended February 28, 2019.

Net earnings for the three months ended February 28, 2019 were reduced by after-tax costs of $3.7 million, or $0.34 per diluted share, related to the Company’s “Foundation for Growth” initiative.  These costs primarily consisted of professional consulting fees and severance costs and were not incurred during the fiscal quarter ended February 29, 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of February 2020, corn prices have increased 1 percent and soybean prices have decreased approximately 2 percent from February 2019 and remain substantially lower than the peak levels in 2013. Under the U.S.-China Phase 1 trade deal signed January 15, 2020, China has pledged to increase purchases of U.S. agricultural products by $32 billion over two years, to an average annual total of $40 billion compared to the 2017 baseline of $24 billion.  An increase in purchases by China should be supportive of higher agricultural commodity prices.

•

Net farm income – As of February 2020, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2020 net farm income to be $96.7 billion, an increase of 3 percent from the USDA’s estimated U.S. 2019 net farm income of $93.6 billion.  The modest increase is a result of projected increases in cash receipts for both crops and livestock, which are partially offset by a projected decrease in payments from the Market Facilitation Program that had to be implemented in response to the U.S. trade dispute with China.

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

The backlog of unshipped orders at February 29, 2020 was $104.4 million compared with $45.6 million at February 28, 2019.  Included in these backlogs are amounts of $5.5 million and $1.1 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended February 29, 2020 compared to the Three Months ended February 28, 2019

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended February 29, 2020 and 2019.  It should be read together with the industry segment information in Note 16 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)
Consolidated
Operating revenues	$113,788	$109,182	4%
Gross profit	$33,406	$24,474	36%
Gross margin	29.4%	22.4%

Operating expenses (1)	$24,764	$28,934	-14%
Operating income	$8,642	$(4,460)	NM
Operating margin	7.6%	-4.1%

Other expense, net	$(1,775)	$(608)	192%
Income tax expense	$1,351	$(1,628)	NM
Overall income tax rate	19.7%	32.1%
Net earnings	$5,516	$(3,440)	NM

Irrigation Segment
Segment operating revenues	$92,073	$95,766	-4%
Segment operating income	$9,614	$7,521	28%
Segment operating margin	10.4%	7.9%

Infrastructure Segment
Segment operating revenues	$21,715	$13,416	62%
Segment operating income	$6,358	$(446)	NM
Segment operating margin	29.3%	-3.3%

(1)	Includes $7.3 million and $11.5 million of corporate operating expenses for the three months ended February 29, 2020 and February 28, 2019, respectively.

Revenues

Operating revenues for the three months ended February 29, 2020 increased 4 percent to $113.8 million from $109.2 million for the three months ended February 28, 2019, as irrigation revenues decreased $3.7 million and infrastructure revenues increased $8.3 million.  The irrigation segment provided 81 percent of the Company’s revenue during the three months ended February 29, 2020 as compared to 88 percent for the three months ended February 28, 2019.

North America irrigation revenues for the three months ended February 29, 2020 of $65.7 million increased $8.0 million, or 14 percent, from $57.7 million for the three months ended February 28, 2019. The increase resulted primarily from higher sales of replacement parts, increased irrigation equipment unit volume and higher revenue from engineering project services.

International irrigation revenues for the three months ended February 29, 2020 of $26.4 million decreased by $11.7 million, or 31 percent, from $38.1 million for the three months ended February 28, 2019. The decrease was due primarily to a large project sale in a developing market in the prior year that did not repeat in the current year period.  Additionally, international irrigation revenues decreased $1.1 million, or 3 percent, due to differences in foreign currency translation rates compared to the same prior year period.

Infrastructure segment revenues for the three months ended February 29, 2020 of $21.7 million increased $8.3 million, or 62 percent, from $13.4 million for the three months ended February 28, 2019.  The increase resulted from higher Road Zipper System® sales and lease revenues and an increase in sales of road safety products compared to the prior year.

Gross Profit

Gross profit for the three months ended February 29, 2020 of $33.4 million increased 36 percent from $24.5 million for the three months ended February 28, 2019.  The increase in gross profit resulted from higher revenues and an increase in gross margin to 29.4 percent of sales for the three months ended February 29, 2020 compared with 22.4 percent of sales for the three months ended February 28, 2019. Gross margin improvement resulted primarily from a more profitable margin mix from higher infrastructure revenues as well as from the results of margin improvement initiatives in both segments.  In addition, gross profit for the three months ended February 29, 2020 includes a gain of $1.2 million on the sale of a building that had been held for sale.

Operating Expenses

Operating expenses of $24.8 million for the three months ended February 29, 2020 decreased $4.1 million, or 14 percent, compared with $28.9 million for the three months ended February 28, 2019.  Costs of $5.3 million incurred in connection with the Company’s Foundation for Growth initiative during the three months ended February 28, 2019 did not repeat during the current year period.  Excluding the impact of the non-repeating costs, operating expenses increased 5 percent compared to the prior year due primarily to an increase in incentive compensation included in administrative expenses.

Income Taxes

The Company recorded income tax expense of $1.4 million and income tax benefit of $1.6 million for the three months ended February 29, 2020 and February 28, 2019, respectively.  The effective income tax rate was 19.7 percent and 32.1 percent for the three months ended February 29, 2020 and 2019, respectively.  The decrease in the effective tax rate from February 2019 to February 2020 relates primarily to the change in earnings mix among foreign operations.

For the Six Months ended February 29, 2020 compared to the Six Months ended February 28, 2019

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the six months ended February 29, 2020 and February 28, 2019.  It should be read together with the industry segment information in Note 16 to the condensed consolidated financial statements:

	Six months ended		Percent
($ in thousands)	February 29, 2020	February 28, 2019	Increase (Decrease)
Consolidated
Operating revenues	$223,181	$221,133	1%
Gross profit	$67,480	$53,122	27%
Gross margin	30.2%	24.0%

Operating expenses (1)	$46,562	$55,542	-16%
Operating income	$20,918	$(2,420)	NM
Operating margin	9.4%	-1.1%

Other expense, net	$(2,796)	$(967)	189%
Income tax expense (benefit)	$4,261	$(1,159)	NM
Overall income tax rate	23.5%	34.2%
Net earnings	$13,861	$(2,228)	NM

Irrigation Segment
Segment operating revenues	$174,425	$183,376	-5%
Segment operating income	$19,371	$15,304	27%
Segment operating margin	11.1%	8.3%

Infrastructure Segment
Segment operating revenues	$48,756	$37,757	29%
Segment operating income	$15,126	$3,722	306%
Segment operating margin	31.0%	9.9%

(1)	Includes $13.6 million and $21.4 million of corporate operating expenses for the six months ended February 29, 2020 and February 28, 2019, respectively.

Revenues

Operating revenues for the six months ended February 29, 2020 increased 1 percent to $223.2 million from $221.1 million for the six months ended February 28, 2019, as infrastructure revenues increased $11.0 million while irrigation revenues decreased $8.9 million.  The irrigation segment provided 78 percent of the Company’s revenue during the six months ended February 29, 2020 as compared to 83 percent for the six months ended February 28, 2019.

North America irrigation revenues for the six months ended February 29, 2020 of $118.3 million increased $4.2 million, or 4 percent, from $114.1 million for the six months ended February 28, 2019. The impact of increased irrigation system unit volume and higher revenue from engineering project services was partially offset by a decrease of approximately $3.3 million attributable to a business divestiture completed in the first quarter of fiscal 2019.

International irrigation revenues for the six months ended February 29, 2020 of $56.1 million decreased $13.1 million, or 19 percent, from $69.2 million for the six months ended February 28, 2019.  The decrease resulted primarily from a lower level of project activity in developing markets compared to the prior fiscal year.  Additionally, international irrigation revenues decreased $2.2 million, or 3 percent, due to differences in foreign currency translation rates compared to the same prior year period.

Infrastructure segment revenues for the six months ended February 29, 2020 of $48.8 million increased $11.0 million, or 29 percent, from $37.8 million for the six months ended February 28, 2019.  The increase resulted from higher Road Zipper System® sales and lease revenues and an increase in sales of road safety products compared to the prior year.

Gross Profit

Gross profit for the six months ended February 29, 2020 of $67.5 million increased 27 percent from $53.1 million for the six months ended February 28, 2019.  The increase in gross profit resulted primarily from an increase in gross margin to 30.2 percent of sales for the six months ended February 29, 2020 compared with 24.0 percent of sales for the six months ended February 28, 2019.  Gross margin improvement resulted primarily from a more profitable margin mix from higher infrastructure revenues as well as from the results of margin improvement initiatives in both segments. In addition, gross profit for the six months ended February 29, 2020 includes a gain of $1.2 million on the sale of a building that had been held for sale.

Operating Expenses

Operating expenses of $46.6 million for the six months ended February 29, 2020 decreased $9.0 million, or 16 percent, compared with $55.5 million for the six months ended February 28, 2019.  Costs of $9.3 million incurred in connection with the Company’s Foundation for Growth initiative during the six months ended February 28, 2019 did not repeat during the current year period.  Excluding the impact of the non-repeating costs, operating expenses increased 1 percent compared to the prior year as an increase in incentive compensation was partially offset by reductions in other areas.

Income Taxes

The Company recorded income tax expense of $4.3 million and income tax benefit of $1.2 million for the six months ended February 29, 2020 and February 28, 2019, respectively.  The effective income tax rate was 23.5 percent and 34.2 percent for the six months ended February 29, 2020 and 2019, respectively.  The decrease in the effective tax rate from February 2019 to February 2020 relates primarily to the change in earnings mix among foreign operations.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $120.0 million at February 29, 2020 compared with $102.8 million at February 28, 2019 and $127.2 million at August 31, 2019.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $39.8 million, $31.2 million, and $48.1 million as of February 29, 2020, February 28, 2019, and August 31, 2019, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $237.2 million at February 29, 2020, as compared with $234.8 million at February 28, 2019 and $231.4 million at August 31, 2019.  Cash used in operating activities totaled $2.2 million during the six months ended February 29, 2020, compared to cash used in operating activities of $39.8 million during the six months ended February 28, 2019.  This change was primarily due to higher net earnings and lower increases in receivables and inventories compared to the same prior year period.

Cash flows used in investing activities totaled $19.0 million during the six months ended February 29, 2020 compared to $10.5 million during the six months ended February 28, 2019.  The increase resulted from purchases of marketable securities which were partially offset by proceeds from the sale of assets held-for-sale and a decrease in capital expenditures compared to the same prior year period.

Cash flows used in financing activities totaled $6.4 million during the six months ended February 29, 2020 compared to cash flows used in financing activities of $7.7 million during the six months ended February 28, 2019. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Dividends

In the second quarter of each of fiscal 2020 and 2019, the Company paid a quarterly cash dividend of $0.31 per common share, or $6.7 million, to stockholders.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the six months ended February 29, 2020 and 2019, respectively. The remaining amount available under the repurchase program was $63.7 million as of February 29, 2020.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 29, 2020 and February 28, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At February 29, 2020, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.28 percent at February 29, 2020), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At February 29, 2020 and February 28, 2019, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International Corporation, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.34 percent as of February 29, 2020).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of February 29, 2020 due to the material weakness previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

During the second quarter of fiscal 2020, the Company continued executing its remediation plan to address the material weakness identified above, which includes the implementation of new controls focused on the valuation of the tax credits. The weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to complete the remediation of this material weakness during fiscal 2020.

Changes in Internal Control over Financial Reporting

During the current quarter, the Company designed and implemented controls related to its investment in marketable securities. Other than with respect to the remediation efforts described above and addition of controls associated with the Company’s investment in marketable securities, the CEO and CFO determined that there has not been any significant change to the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 10 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

Other than the addition of the text below, there have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussion of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

The coronavirus (COVID-19) pandemic could disrupt the Company’s operations and adversely affect its business, results of operations, and cash flows.

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic.  This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn.  The significance of the impact on the Company’s operations is not yet certain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders.  These and other factors relating to or arising from the outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of April 2020.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)