Form 10-Q
period 2020-05-31
LINDSAY CORP
filed 2020-07-02
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of June 26, 2020, 10,834,763 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Operating revenues	$123,106	$121,054	$346,287	$342,187
Cost of operating revenues	83,410	91,055	239,111	259,066
Gross profit	39,696	29,999	107,176	83,121

Operating expenses:
Selling expense	7,417	7,515	22,101	23,934
General and administrative expense	13,055	14,695	38,026	46,585
Engineering and research expense	3,396	3,314	10,303	10,547
Total operating expenses	23,868	25,524	70,430	81,066

Operating income	15,828	4,475	36,746	2,055

Other income (expense):
Interest expense	(1,197)	(1,169)	(3,574)	(3,552)
Interest income	408	525	1,412	1,930
Other expense, net	(2,774)	(602)	(4,197)	(591)

Earnings (loss) before income taxes	12,265	3,229	30,387	(158)

Income tax expense (benefit)	2,171	332	6,432	(827)

Net earnings	$10,094	$2,897	$23,955	$669

Earnings per share:
Basic	$0.93	$0.27	$2.21	$0.06
Diluted	$0.93	$0.27	$2.21	$0.06

Shares used in computing earnings per share:
Basic	10,835	10,786	10,818	10,779
Diluted	10,877	10,814	10,854	10,807

Cash dividends declared per share	$0.32	$0.31	$0.94	$0.93

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net earnings	$10,094	$2,897	$23,955	$669
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	43	38	129	104
Foreign currency translation adjustment, net of hedging activities and tax	(2,642)	(1,831)	(3,831)	125
Unrealized gains on marketable securities, net of tax	59	—	121	—
Total other comprehensive (loss) income, net of tax expense of $297, $120, $670 and $421, respectively	(2,540)	(1,793)	(3,581)	229
Total comprehensive income	$7,554	$1,104	$20,374	$898

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2020	May 31, 2019	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$102,474	$110,839	$127,204
Marketable securities	19,012	—	—
Receivables, net of allowance of $2,607, $2,498, and $2,635, respectively	84,931	94,584	75,551
Inventories, net	113,301	91,091	92,287
Assets held-for-sale	—	2,744	2,744
Other current assets, net	19,469	17,903	15,704
Total current assets	339,187	317,161	313,490

Property, plant, and equipment:
Cost	198,180	188,215	188,695
Less accumulated depreciation	(125,353)	(117,848)	(119,727)
Property, plant, and equipment, net	72,827	70,367	68,968

Intangibles, net	24,053	25,103	24,382
Goodwill	67,635	64,454	64,387
Operating lease right-of-use assets	27,663	—	—
Deferred income tax assets	11,118	8,783	11,758
Other noncurrent assets	15,003	20,054	17,329
Total assets	$557,486	$505,922	$500,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,310	$37,509	$29,434
Current portion of long-term debt	195	208	209
Other current liabilities	71,712	49,102	52,488
Total current liabilities	107,217	86,819	82,131

Pension benefits liabilities	5,787	5,661	6,029
Long-term debt	115,723	115,885	115,846
Operating lease liabilities	26,333	—	—
Deferred income tax liabilities	835	918	872
Other noncurrent liabilities	18,633	26,245	27,227
Total liabilities	274,528	235,528	232,105

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,918, 18,870, and 18,870 shares issued, respectively	18,918	18,870	18,870
Capital in excess of stated value	76,188	70,566	71,684
Retained earnings	488,518	476,580	474,740
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(23,428)	(18,384)	(19,847)
Total shareholders' equity	282,958	270,394	268,209
Total liabilities and shareholders' equity	$557,486	$505,922	$500,314

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings	—	—	—	—	669	—	—	669
Other comprehensive income	—	—	—	—	—	—	229	229
Total comprehensive income	—	—	—	—	—	—	—	898
Cash dividends ($0.93) per share	—	—	—	—	(10,032)	—	—	(10,032)
Issuance of common shares under share compensation plans, net	29	—	29	(976)	—	—	—	(947)
Share-based compensation expense	—	—	—	3,077	—	—	—	3,077
Cumulative impact of ASC 606 adoption	—	—	—	—	532	—	—	532
Cumulative impact of ASU 2018-02 adoption	—	—	—	—	525	—	(525)	—
Balance at May 31, 2019	18,870	8,083	$18,870	$70,566	$476,580	$(277,238)	$(18,384)	$270,394

Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	23,955	—	—	23,955
Other comprehensive loss	—	—	—	—	—	—	(3,581)	(3,581)
Total comprehensive income	—	—	—	—	—	—	—	20,374
Cash dividends ($0.94) per share	—	—	—	—	(10,177)	—	—	(10,177)
Issuance of common shares under share compensation plans, net	48	—	48	386	—	—	—	434
Share-based compensation expense	—	—	—	4,118	—	—	—	4,118
Balance at May 31, 2020	18,918	8,083	$18,918	$76,188	$488,518	$(277,238)	$(23,428)	$282,958

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 28, 2019	18,870	8,083	$18,870	$69,772	$477,027	$(277,238)	$(16,591)	$271,840
Comprehensive income:
Net earnings	—	—	—	—	2,897	—	—	2,897
Other comprehensive loss	—	—	—	—	—	—	(1,793)	(1,793)
Total comprehensive income	—	—	—	—	—	—	—	1,104
Cash dividends ($0.31) per share	—	—	—	—	(3,344)	—	—	(3,344)
Share-based compensation expense	—	—	—	794	—	—	—	794
Balance at May 31, 2019	18,870	8,083	$18,870	$70,566	$476,580	$(277,238)	$(18,384)	$270,394

Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327
Comprehensive income:
Net earnings	—	—	—	—	10,094	—	—	10,094
Other comprehensive loss	—	—	—	—	—	—	(2,540)	(2,540)
Total comprehensive income	—	—	—	—	—	—	—	7,554
Cash dividends ($0.32) per share	—	—	—	—	(3,466)	—	—	(3,466)
Share-based compensation expense	—	—	—	1,543	—	—	—	1,543
Balance at May 31, 2020	18,918	8,083	$18,918	$76,188	$488,518	$(277,238)	$(23,428)	$282,958

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,955	$669
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,146	10,452
Gain on sale of assets held-for-sale	(1,191)	—
Loss on sale of business	—	301
Provision for uncollectible accounts receivable	466	(726)
Deferred income taxes	27	(2,556)
Share-based compensation expense	4,118	3,226
Foreign currency transaction loss	3,632	99
Other, net	1,575	(113)
Changes in assets and liabilities:
Receivables	(11,379)	(26,371)
Inventories	(23,765)	(14,467)
Other current assets	(6,681)	546
Accounts payable	5,385	9,072
Other current liabilities	14,485	(4,078)
Other noncurrent assets and liabilities	(8,810)	4,318
Net cash provided by (used in) operating activities	15,963	(19,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,268)	(20,210)
Proceeds from sale of assets held-for-sale	3,955	—
Purchases of marketable securities available-for-sale	(23,389)	—
Proceeds from maturities of marketable securities available-for-sale	4,320	—
Proceeds from settlement of net investment hedges	1,503	2,262
Payments for settlement of net investment hedges	—	(327)
Acquisition of business, net of cash acquired	(3,034)	—
Other investing activities, net	—	60
Net cash used in investing activities	(28,913)	(18,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,545	177
Common stock withheld for payroll tax obligations	(1,111)	(1,124)
Principal payments on long-term debt	(174)	(153)
Payment of debt issuance costs	—	(115)
Dividends paid	(10,177)	(10,032)
Net cash used in financing activities	(9,917)	(11,247)

Effect of exchange rate changes on cash and cash equivalents	(1,863)	(858)
Net change in cash and cash equivalents	(24,730)	(49,948)
Cash and cash equivalents, beginning of period	127,204	160,787
Cash and cash equivalents, end of period	$102,474	$110,839

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$2,910	$6,278
Interest paid	$2,409	$2,379

NONCASH INVESTING ACTIVITIES:
Earn-out liability related to business acquisition	$1,195	$ ─
Holdback related to business acquisition	$300	$ ─
Note receivable from sale of business	$ ─	$ 5,589

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

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The effective date of ASU No. 2016-13 will be the first quarter of the Company’s fiscal 2021 with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2020 and May 31, 2019 is as follows:

	Three months ended			Three months ended
	May 31, 2020			May 31, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$83,128	$24,499	$107,627	$89,442	$19,429	$108,871
Over time	10,395	2,621	13,016	9,176	1,589	10,765
Revenue from the contracts with customers	93,523	27,120	120,643	98,618	21,018	119,636

Lease revenue	—	2,463	2,463	—	1,418	1,418
Total operating revenues	$93,523	$29,583	$123,106	$98,618	$22,436	$121,054

	Nine months ended			Nine months ended
	May 31, 2020			May 31, 2019
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$229,529	$64,257	$293,786	$256,466	$51,593	$308,059
Over time	38,419	7,306	45,725	25,528	4,372	29,900
Revenue from the contracts with customers	267,948	71,563	339,511	281,994	55,965	337,959

Lease revenue	—	6,776	6,776	—	4,228	4,228
Total operating revenues	$267,948	$78,339	$346,287	$281,994	$60,193	$342,187

Further disaggregation of revenue is disclosed in the Note 16 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $6.1 million at May 31, 2020.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2020, May 31, 2019, and August 31, 2019, contract assets amounted to $0.8 million, $1.4 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2020, May 31, 2019, and August 31, 2019, contract liabilities amounted to $16.9 million, $13.1 million, and $18.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2020 and 2019, the Company recognized $13.5 million and $0.8 million of revenue that were included in the liabilities as of August 31, 2019 and 2018, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Acquisitions and Divestitures

Net Irrigate, LLC

On April 8, 2020, the Company completed the acquisition of the membership interests of Net Irrigate, LLC (“Net Irrigate”). Net Irrigate is an agriculture technology company based in Indiana that provides remote monitoring services for irrigation customers. The purchase price of $4.5 million consisted of (i) $3.0 million, net of cash acquired, paid in cash at closing and financed from the Company’s cash on hand, (ii) $0.3 million of cash to be paid within ninety days of closing, and (iii) an earn-out payment, initially valued at $1.2 million, based on active customers one year subsequent to the closing date. The fair value of the earn-out payment was calculated using the weighted average probability for each potential outcome and has a maximum potential payout of $1.5 million.

The Company’s allocation of purchase price consists of goodwill of $3.2 million and various other assets and liabilities amounting to $1.3 million. The allocation of purchase price is considered preliminary, largely with the respect to the valuation of certain acquired intangible assets.

Divestitures and held-for-sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on sale of $0.3 million included in general and administrative expense on the condensed consolidated statement of operations for the nine months ended May 31, 2019.  The Company received a note of $5.6 million as proceeds for this sale. This is included as a noncash investing activity on the condensed consolidated statement of cash flows for the nine months ended May 31, 2019.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility. In the second quarter of fiscal 2020, the company sold the building for net proceeds of $3.9 million, resulting in a gain of $1.2 million. The gain on sale is included in cost of goods sold on the condensed consolidated statement of earnings for the nine months ended May 31, 2020. The building was included within the caption “Assets held-for-sale” for $2.7 million in the condensed consolidated balance sheet as of May 31, 2019 and August 31, 2019.

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

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2020 and May 31, 2019:
	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Numerator:
Net earnings	$10,094	$2,897	$23,955	$669

Denominator:
Weighted average shares outstanding	10,835	10,786	10,818	10,779
Diluted effect of stock awards	42	28	36	28
Weighted average shares outstanding assuming dilution	10,877	10,814	10,854	10,807

Basic net earnings per share	$0.93	$0.27	$2.21	$0.06
Diluted net earnings per share	$0.93	$0.27	$2.21	$0.06

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

	Three months ended		Nine months ended
(Units and options in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Restricted stock units	3	—	9	11
Stock options	115	88	42	66
Performance stock units	—	—	7	3

Note 5 – Income Taxes

The Company recorded income tax expense of $2.2 million and $0.3 million for the three months ended May 31, 2020 and 2019, respectively, and recorded income tax expense of $6.4 million and income tax benefit of $0.8 million for the nine months ended May 31, 2020 and 2019, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 23.6 percent and 42.6 percent for the nine months ended May 31, 2020 and 2019, respectively. The decrease in the estimated annual effective income tax rate from May 2019 to May 2020 relates primarily to the change in earnings mix between U.S. and foreign operations. A larger percentage of earnings for the nine months ended May 31, 2019 was generated in foreign jurisdictions taxed at a higher statutory rate than the 21 percent U.S. federal tax rate. The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of such events within income tax expense amounted to a net benefit of $0.3 million and $0.8 million for the nine months ended May 31, 2020 and 2019, respectively.

The United States enacted significant tax reform into law on December 22, 2017 by enacting the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”). U.S. Tax Reform made complex and broad changes to the U.S. tax laws.  U.S. Tax Reform established new income tax provisions that will affect the Company’s fiscal year 2020, including, but not limited to, establishing a new minimum tax on global intangible low-taxed income (“GILTI”).  The Company has elected to account for GILTI as a period cost, the effect of which is reflected in the estimated annual effective tax rate of 23.6 percent for the nine months ended May 31, 2020.

Note 6 – Inventories

Inventories consisted of the following as of May 31, 2020, May 31, 2019, and August 31, 2019:

($ in thousands)	May 31, 2020	May 31, 2019	August 31, 2019
Raw materials and supplies	$50,820	$44,742	$49,047
Work in process	7,819	6,917	4,514
Finished goods and purchased parts, net	59,496	47,659	46,812
Total inventory value before LIFO adjustment	118,135	99,318	100,373
Less adjustment to LIFO value	(4,834)	(8,227)	(8,086)
Inventories, net	$113,301	$91,091	$92,287

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2020	May 31, 2019	August 31, 2019
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,397	1,622	1,571
Total debt	116,397	116,622	116,571
Less current portion	(195)	(208)	(209)
Less unamortized debt issuance costs	(479)	(529)	(516)
Total long-term debt	$115,723	$115,885	$115,846

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$195
2 years	216
3 years	220
4 years	225
5 years	229
Thereafter	115,312
$116,397

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

($ in thousands)	Balance sheet location	May 31, 2020	May 31, 2019	August 31, 2019
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$533	$1,073
Foreign currency forward contracts	Other current liabilities	—	—	—
Total derivatives designated as hedging instruments		$—	$533	$1,073

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other current assets	$909	$1	$39
Foreign currency forward contracts	Other current liabilities	(528)	(22)	—
Total derivatives not designated as hedging instruments		$381	$(21)	$39

Accumulated other comprehensive income included realized and unrealized after-tax gains of $7.3 million, $6.3 million, and $7.0 million at May 31, 2020, May 31, 2019, and August 31, 2019, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of gain recognized in other comprehensive income is as follows:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Foreign currency forward contracts, net of tax expense of $63, $182, $123 and $368, respectively	$101	$682	$304	$1,324

For the three months ended May 31, 2020 and 2019, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $0.3 million and $0.6 million, respectively, which was included in other comprehensive income as part of a currency translation adjustment.  For the nine months ended May 31, 2020 and May 31, 2019, the Company settled foreign currency forward contracts resulting in an after-tax net gain of $1.1 million and $1.5 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment. There were no amounts recorded in the condensed consolidated statements of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the three and nine months ended May 31, 2020 and May 31, 2019.

At May 31, 2020, the Company had no foreign currency forward contracts qualifying as a hedge of a net investment in foreign operations. However, at May 31, 2019, and August 31, 2019, the Company had outstanding foreign currency forward contracts to sell a notional amount of 32.7 million Euro, on each date, at fixed prices to settle during the next fiscal quarter. Additionally, at May 31, 2019, the Company had an outstanding foreign currency forward contract to sell a notional amount of 43.0 million South African Rand at a fixed price settled during the next fiscal quarter. These foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of operations. At May 31, 2020, May 31, 2019 and August 31, 2019, the Company had notional value of $8.5 million, $1.9 million, and $1.8 million, respectively, of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

Additionally, during the third quarter of fiscal 2020, the Company entered into a foreign exchange option contract with a notional amount of 15 million British Pounds to mitigate the risk related to a revenue contract and related costs denominated in British Pounds over an approximate six-month period. The contract is not speculative and was not designated as a hedging instrument. Gains and losses on this contract are recorded within cost of goods sold in the condensed consolidated statement of operations.

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the three and nine months ended May 31, 2020.

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

Lease cost and other information related to the Company’s operating leases are as follows:

($ in thousands)	Three months ended May 31, 2020	Nine months ended May 31, 2020
Operating lease cost (cost resulting from lease payments)	1,502	4,412
Variable lease cost (cost excluded from lease payments)	112	312
Total lease cost	$1,614	$4,724

Operating cash outflows from operating leases	1,178	3,997
Weighted average lease term - operating leases	9.2 years	9.2 years
Weighted average discount rate - operating leases	3.2%	3.2%

Supplemental balance sheet information related to operating leases as of the third quarter of 2020 is as follows:

($ in thousands)	Classification	May 31, 2020
Operating lease ROU assets	Operating lease right-of-use assets	$27,663

Operating lease short-term liabilities	Other current liabilities	5,046
Operating lease long-term liabilities	Operating lease liabilities	26,333
Total lease liabilities		$31,379

The minimum lease payments under operating leases expiring subsequent to May 31, 2020 are as follows:

Fiscal year ending	$ in thousands
2020	$1,748
2021	5,798
2022	5,465
2023	3,771
2024	3,397
Thereafter	16,784
Total lease payments	36,963
Less: interest	5,584
Present value of lease liabilities	$31,379

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and under the previous lease accounting standard, future minimum lease payments under operating leases with an initial or remaining term in excess of one year at August 31, 2019 would have been as follows:

Fiscal year ending	$ in thousands
2020	$6,065
2021	5,266
2022	4,771
2023	3,414
2024	3,107
Thereafter	20,119
Total lease payments	$42,742

Note 10 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2020, May 31, 2019, and August 31, 2019. There were no transfers between any levels for the periods presented.

	May 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,474	$—	$—	$102,474
Marketable securities:
Corporate bonds	—	14,554	—	14,554
U.S. treasury securities	—	4,458	—	4,458
Derivative assets	—	909	—	909
Derivative liabilities	—	(528)	—	(528)
Earn-out liability	—	—	1,195	1,195

	May 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$110,839	$—	$—	$110,839
Derivative assets	—	534	—	534
Derivative liabilities	—	(22)	—	(22)

	August 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,204	$—	$—	$127,204
Derivative assets	—	1,112	—	1,112

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of operations. As of May 31, 2020, approximately 67% of the Company’s marketable securities investments mature within one year and 33% mature within one to three years.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2020 or May 31, 2019.

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

The Company, certain of its subsidiaries, and certain third parties which originally designed the X-Lite end terminal have also been named in a lawsuit filed on June 9, 2020 in the Circuit Court of Cole County, Missouri by Missouri Highways and Transportation Commission (“MHTC”).  MHTC alleges, among other things, that the X-Lite end terminal was defectively designed and failed to perform as designed, intended, and advertised, leading to MHTC’s removal and replacement of X-Lite end terminals from Missouri’s roadways. MHTC alleges strict liability (defective design and failure to warn), negligence, breach of express warranties, breach of implied warranties (merchantability and fitness for a particular purpose), fraud, and public nuisance.  MHTC seeks compensatory damages, interest, attorneys’ fees, and punitive damages.

The Company believes it has meritorious factual and legal defenses to each of the lawsuits discussed above and is prepared to vigorously defend its interests.  Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements.  While it is possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in these lawsuits and does not expect that these lawsuits will have a material adverse effect on its business or its consolidated financial statements.

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

Environmental Remediation

The Company has committed to a preliminary plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”) as a result of discussions with the U.S. Environmental Protection Agency (the “EPA”) and the Nebraska Department of Environmental Quality (the “NDEQ”) during the third quarter of fiscal 2016.  The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEQ.  Based on guidance from third-party environmental experts and the preliminary discussions with the EPA, the Company anticipates that a definitive plan will not be agreed upon until the final quarter of fiscal 2020 or the first quarter of fiscal 2021.

The current estimated aggregate accrued cost of this remediation plan of $15.4 million is based on consideration of several remediation options that would use different technologies, each of which the Company believes could be successful in meeting the long-term regulatory requirements of the site.  The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site based on the preliminary analysis available at the time of this filing, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA and NDEQ input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition. The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2020, May 31, 2019, and August 31, 2019:

($ in thousands)	May 31, 2020	May 31, 2019	August 31, 2019
Other current liabilities	$1,182	$1,243	$1,243
Other noncurrent liabilities	14,257	14,871	14,674
Total environmental remediation liabilities	$15,439	$16,114	$15,917

Note 12 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Product warranty accrual balance, beginning of period	$8,990	$7,971	$8,960	$7,109
Liabilities accrued for warranties during the period	2,744	2,642	6,360	5,472
Warranty claims paid during the period	(2,031)	(1,954)	(5,617)	(4,260)
Changes in estimates	110	44	110	382
Product warranty accrual balance, end of period	$9,813	$8,703	$9,813	$8,703

Note 13 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.5 million and $0.8 million for the three months ended May 31, 2020 and 2019, respectively. Share-based compensation expense was $4.1 million and $3.2 million for the nine months ended May 31, 2020 and 2019, respectively.

Note 14 – Other Current Liabilities

($ in thousands)	May 31, 2020	May 31, 2019	August 31, 2019
Other current liabilities:
Compensation and benefits	$17,072	$13,490	$13,960
Contract liabilities	16,029	11,683	14,763
Warranties	9,813	8,703	8,960
Tax related liabilities	6,733	2,087	1,469
Operating lease liabilities	5,046	—	—
Deferred revenue - lease	3,526	214	2,985
Dealer related liabilities	3,505	3,679	3,246
Accrued insurance	1,462	1,594	1,482
Accrued environmental liabilities	1,182	1,243	1,243
Other	7,344	6,409	4,380
Total other current liabilities	$71,712	$49,102	$52,488

Note 15 – Share Repurchases

There were no shares repurchased during the three and nine months ended May 31, 2020 and May 31, 2019 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2020.

Note 16 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2020 and 2019.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Operating revenues:
Irrigation:
North America	$60,917	$62,974	$179,197	$177,118
International	32,606	35,644	88,751	104,876
Irrigation total	93,523	98,618	267,948	281,994
Infrastructure	29,583	22,436	78,339	60,193
Total operating revenues	$123,106	$121,054	$346,287	$342,187

Operating income:
Irrigation	$15,014	$11,037	$34,385	$26,341
Infrastructure	8,560	3,537	23,686	7,259
Corporate	(7,746)	(10,099)	(21,325)	(31,545)
Total operating income	15,828	4,475	36,746	2,055

Interest and other expense, net	(3,563)	(1,246)	(6,359)	(2,213)
Earnings (loss) before income taxes	$12,265	$3,229	$30,387	$(158)

($ in thousands)	May 31, 2020	May 31, 2019	August 31, 2019
Total assets:
Irrigation	$313,216	$306,714	$292,202
Infrastructure	105,832	80,971	85,848
Corporate	138,438	118,237	122,264
	$557,486	$505,922	$500,314

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

COVID-19 Impact

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. For the three months ended May 31, 2020, the Company experienced shipment and project delays related to COVID-19 that impacted revenue by approximately $14.0 million. While the Company has implemented new procedures to protect the health and well-being of employees, these costs have not been material.

The ultimate impact of COVID-19 on the Company’s business, results of operations, or cash flows remains uncertain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders. As such, the financial impact of COVID-19 on the Company’s business, results of operations, or cash flows cannot be reasonably estimated at this time.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual

Report on Form 10-K for the Company’s fiscal year ended August 31, 2019.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no changes in the Company’s critical accounting policies during the nine months ended May 31, 2020.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recent accounting guidance (adopted and not yet adopted) to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2020 were $123.1 million, an increase of 2 percent compared to $121.1 million for the three months ended May 31, 2019.  Irrigation segment revenues decreased 5 percent to $93.5 million and infrastructure segment revenues increased 32 percent to $29.6 million.  Net earnings for the three months ended May 31, 2020 were $10.1 million, or $0.93 per diluted share, compared to net earnings of $2.9 million, or $0.27 per diluted share, for the three months ended May 31, 2019.

Net earnings for the three months ended May 31, 2019 were reduced by after-tax costs of $2.6 million, or $0.23 per diluted share, related to the Company’s “Foundation for Growth” initiative.  These costs primarily consisted of professional consulting fees and severance costs and were not incurred during the fiscal quarter ended May 31, 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of May 2020, corn prices have decreased 19 percent and soybean prices have increased approximately 3 percent from May 2019 and remain substantially lower than the peak levels in 2013.  During the three months ended May 31, 2020, agricultural commodity prices declined significantly because of impacts caused by the global coronavirus pandemic.  The pandemic has resulted in the shutdown of economies globally, a significant increase in unemployment, the disruption of food supply systems and consumption patterns, and the reduction in gasoline consumption and demand for ethanol. Under the U.S.-China Phase 1 trade deal signed January 15, 2020, China has pledged to increase purchases of U.S. agricultural products by $32 billion over two years, to an average annual total of $40 billion compared to the 2017 baseline of $24 billion.  An increase in purchases by China should be supportive of higher agricultural commodity prices, however it is uncertain that China will actually increase purchases to this level.

•

Net farm income – As of February 2020, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2020 net farm income to be $96.7 billion, an increase of 3 percent from the USDA’s estimated U.S. 2019 net farm income of $93.6 billion.  The modest increase is a result of projected increases in cash receipts for both crops and livestock, which are partially offset by a projected decrease in payments from the Market Facilitation Program that had to be implemented in response to the U.S. trade dispute with China.  In April 2020 the USDA announced the Coronavirus Food Assistance Program (“CFAP”), which includes $16 billion in assistance for several agricultural sectors and is designed to address price declines caused by the demand disruption in the food service industry.  The impact on net farm income from lower commodity prices caused by the coronavirus pandemic and from government assistance provided under CFAP have not yet been factored into the USDA’s 2020 estimate.

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
•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  On December 19, 2019, the U.S. Environmental Protection Agency finalized Renewable Fuels Standard (RFS) volume requirements for 2020 that slightly increased volumes of conventional biofuels as well as volumes for advanced and cellulosic biofuels.  Demand for biofuels has been negatively impacted in 2020 by reduced driving and fuel consumption caused by the coronavirus pandemic.

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

The backlog of unshipped orders at May 31, 2020 was $78.6 million compared with $52.5 million at May 31, 2019.  Included in these backlogs are amounts of $4.5 million and $10.0 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended May 31, 2020 compared to the Three Months ended May 31, 2019

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the three months ended May 31, 2020 and 2019.  It should be read together with the industry segment information in Note 16 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	May 31, 2020	May 31, 2019	Increase (Decrease)
Consolidated
Operating revenues	$123,106	$121,054	2%
Gross profit	$39,696	$29,999	32%
Gross margin	32.2%	24.8%

Operating expenses (1)	$23,868	$25,524	-6%
Operating income	$15,828	$4,475	254%
Operating margin	12.9%	3.7%

Other expense, net	$(3,563)	$(1,246)	186%
Income tax expense	$2,171	$332	554%
Overall income tax rate	17.7%	10.3%
Net earnings	$10,094	$2,897	248%

Irrigation Segment
Segment operating revenues	$93,523	$98,618	-5%
Segment operating income	$15,014	$11,037	36%
Segment operating margin	16.1%	11.2%

Infrastructure Segment
Segment operating revenues	$29,583	$22,436	32%
Segment operating income	$8,560	$3,537	142%
Segment operating margin	28.9%	15.8%

(1)	Includes $7.7 million and $10.1 million of corporate operating expenses for the three months ended May 31, 2020 and 2019, respectively.

Revenues

Operating revenues for the three months ended May 31, 2020 increased 2 percent to $123.1 million from $121.1 million for the three months ended May 31, 2019, as irrigation revenues decreased $5.1 million and infrastructure revenues increased $7.1 million.  The irrigation segment provided 76 percent of the Company’s revenue during the three months ended May 31, 2020 as compared to 81 percent for the three months ended May 31, 2019.

North America irrigation revenues for the three months ended May 31, 2020 of $60.9 million decreased $2.1 million, or 3 percent, from $63.0 million for the three months ended May 31, 2019. The decrease resulted primarily from lower irrigation equipment unit volume which was partially offset by the impact of higher average selling prices.

International irrigation revenues for the three months ended May 31, 2020 of $32.6 million decreased $3.0 million, or 9 percent, from $35.6 million for the three months ended May 31, 2019. Higher sales volumes in certain regions were more than offset by unfavorable effects of foreign currency translation of approximately $3.5 million compared to the prior year and COVID-19 related shipment delays of approximately $2.0 million.

Infrastructure segment revenues for the three months ended May 31, 2020 of $29.6 million increased $7.1 million, or 32 percent, from $22.4 million for the three months ended May 31, 2019.  The increase resulted from higher Road Zipper System® sales and lease revenues which were partially offset by lower sales of road safety products compared to the prior year. In addition, revenues of approximately $12.0 million were impacted by COVID-19 related project delays.

Gross Profit

Gross profit for the three months ended May 31, 2020 of $39.7 million increased 32 percent from $30.0 million for the three months ended May 31, 2019.  The increase in gross profit resulted from higher revenues and an increase in gross margin to 32.2 percent of sales for the three months ended May 31, 2020 compared with 24.8 percent of sales for the three months ended May 31, 2019. Gross margin improvement resulted primarily from a more profitable margin mix from higher infrastructure revenues as well as from the results of margin improvement initiatives in both segments.

Operating Expenses

Operating expenses of $23.9 million for the three months ended May 31, 2020 decreased $1.7 million, or 6 percent, compared with $25.5 million for the three months ended May 31, 2019.  Costs of $3.9 million incurred in connection with the Company’s Foundation for Growth initiative during the three months ended May 31, 2019 did not repeat during the current year period.  Excluding the impact of the non-repeating costs, operating expenses increased 10 percent compared to the prior year due primarily to an increase in incentive compensation included in administrative expenses.

Other Expense, net

Other expense for the three months ended May 31, 2020 increased $2.2 million compared to the three months ended May 31, 2019. The increase resulted from higher foreign currency transaction losses, primarily related to intercompany transactions with foreign subsidiaries.

Income Taxes

The Company recorded income tax expense of $2.2 million and $0.3 million for the three months ended May 31, 2020 and May 31, 2019, respectively.  The effective income tax rate was 17.7 percent and 10.3 percent for the three months ended May 31, 2020 and 2019, respectively.  The increase in the effective tax rate from May 2019 to May 2020 relates to the change in earnings mix between U.S. and foreign operations and differences in the impact of discrete items.

For the Nine Months ended May 31, 2020 compared to the Nine Months ended May 31, 2019

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of operations for the nine months ended May 31, 2020 and May 31, 2019.  It should be read together with the industry segment information in Note 16 to the condensed consolidated financial statements:

	Nine months ended		Percent
($ in thousands)	May 31, 2020	May 31, 2019	Increase (Decrease)
Consolidated
Operating revenues	$346,287	$342,187	1%
Gross profit	$107,176	$83,121	29%
Gross margin	31.0%	24.3%

Operating expenses (1)	$70,430	$81,066	-13%
Operating income	$36,746	$2,055	1688%
Operating margin	10.6%	0.6%

Other expense, net	$(6,359)	$(2,213)	187%
Income tax expense (benefit)	$6,432	$(827)	-878%
Overall income tax rate	21.2%	523.4%
Net earnings	$23,955	$669	3481%

Irrigation Segment
Segment operating revenues	$267,948	$281,994	-5%
Segment operating income	$34,385	$26,341	31%
Segment operating margin	12.8%	9.3%

Infrastructure Segment
Segment operating revenues	$78,339	$60,193	30%
Segment operating income	$23,686	$7,259	226%
Segment operating margin	30.2%	12.1%

(1)	Includes $21.3 million and $31.5 million of corporate operating expenses for the nine months ended May 31, 2020 and 2019, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2020 increased 1 percent to $346.3 million from $342.2 million for the nine months ended May 31, 2019, as infrastructure revenues increased $18.1 million while irrigation revenues decreased $14.0 million.  The irrigation segment provided 77 percent of the Company’s revenue during the nine months ended May 31, 2020 as compared to 82 percent for the nine months ended May 31, 2019.

North America irrigation revenues for the nine months ended May 31, 2020 of $179.2 million decreased $2.1 million, or 1 percent, from $177.1 million for the nine months ended May 31, 2019. The impact of higher revenue from engineering project services was partially offset by a decrease of approximately $3.3 million attributable to a business divestiture completed in the first quarter of fiscal 2019. Irrigation system unit volume and average selling prices were comparable for the nine months ended May 31, 2020 and 2019.

International irrigation revenues for the nine months ended May 31, 2020 of $88.8 million decreased $16.1 million, or 15 percent, from $104.9 million for the nine months ended May 31, 2019.  The decrease resulted primarily from a lower level of project activity in developing markets compared to the prior fiscal year.  Additionally, international irrigation revenues decreased $5.6 million, or 5 percent, due to differences in foreign currency translation rates compared to the same prior year period.

Infrastructure segment revenues for the nine months ended May 31, 2020 of $78.3 million increased $18.1 million, or 30 percent, from $60.2 million for the nine months ended May 31, 2019.  The increase resulted from higher Road Zipper System® sales and lease revenues and an increase in sales of road safety products compared to the prior year.

Gross Profit

Gross profit for the nine months ended May 31, 2020 of $107.2 million increased 29 percent from $83.1 million for the nine months ended May 31, 2019.  The increase in gross profit resulted primarily from an increase in gross margin to 31.0 percent of sales for the nine months ended May 31, 2020 compared with 24.3 percent of sales for the nine months ended May 31, 2019.  Gross margin improvement resulted primarily from a more profitable margin mix from higher infrastructure revenues as well as from the results of margin improvement initiatives in both segments. In addition, gross profit for the nine months ended May 31, 2020 included a gain of $1.2 million on the sale of a building that had been held for sale.

Operating Expenses

Operating expenses of $70.4 million for the nine months ended May 31, 2020 decreased $10.6 million, or 13 percent, compared with $81.1 million for the nine months ended May 31, 2019.  Costs of $13.2 million incurred in connection with the Company’s Foundation for Growth initiative during the nine months ended May 31, 2019 did not repeat during the current year period.  Excluding the impact of the non-repeating costs, operating expenses increased 4 percent compared to the prior year due to an increase in incentive compensation that was partially offset by reductions in other areas.

Other Expense, net

Other expense for the nine months ended May 31, 2020 increased $4.1 million compared to the nine months ended May 31, 2019. The increase resulted from higher foreign currency transaction losses, primarily related to intercompany transactions with foreign subsidiaries.

Income Taxes

The Company recorded income tax expense of $6.4 million and income tax benefit of $0.8 million for the nine months ended May 31, 2020 and May 31, 2019, respectively.  The effective income tax rate was 21.2 percent and 523.5 percent for the nine months ended May 31, 2020 and 2019, respectively.  The decrease in the effective tax rate from May 2019 to May 2020 relates primarily to the change in earnings mix among U.S. and foreign operations and differences in the impact of discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $121.5 million at May 31, 2020 compared with $110.8 million at May 31, 2019 and $127.2 million at August 31, 2019.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $35.4 million, $34.2 million, and $48.1 million as of May 31, 2020, May 31, 2019, and August 31, 2019, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $232.0 million at May 31, 2020, as compared with $230.3 million at May 31, 2019 and $231.4 million at August 31, 2019.  Cash provided by operating activities totaled $16.0 million during the nine months ended May 31, 2020, compared to cash used in operating activities of $19.6 million during the nine months ended May 31, 2019.  This change was primarily due to higher net earnings and non-cash adjustments compared to the same prior year period.

Cash flows used in investing activities totaled $28.9 million during the nine months ended May 31, 2020 compared to $18.2 million during the nine months ended May 31, 2019.  The increase resulted from purchases of marketable securities which were partially offset by proceeds from the sale of assets held-for-sale and a decrease in capital expenditures compared to the same prior year period.

Cash flows used in financing activities totaled $9.9 million during the nine months ended May 31, 2020 compared to cash flows used in financing activities of $11.2 million during the nine months ended May 31, 2019. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Dividends

In the third quarter of fiscal 2020, the Company paid a quarterly cash dividend to stockholders of $0.32 per common share, or $10.2 million, compared to a quarterly cash dividend of $0.31 per common share, or $10.0 million, in the third quarter of fiscal 2019.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the nine months ended May 31, 2020 or 2019. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2020.

Long-Term Borrowing Facilities

Senior Notes.  The Company has outstanding $115.0 million in aggregate principal amount of Senior Notes, Series A (the “Senior Notes”).  The entire principal of the Senior Notes is due and payable on February 19, 2030.  Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent.  On May 31, 2019, the Company and holders of the Senior Notes agreed, among other things, to temporarily increase the Company’s maximum permitted funded debt to EBITDA leverage ratio from 3.0 to 3.5 through the fiscal quarter ending May 31, 2020, provided that, if such ratio exceeds the original maximum permitted ratio during such period, the interest rate on the Senior Notes shall be increased by up to 0.50% depending on the degree to which the Company exceeds such ratio.  During the nine months ended May 31, 2020, the Company did not exceed the original permitted ratio.  Borrowings under the Senior Notes are unsecured.  The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2020 and May 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At May 31, 2020, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (2.28 percent at May 31, 2020), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At May 31, 2020 and May 31, 2019, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.34 percent as of May 31, 2020).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of May 31, 2020 due to the material weakness previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

During the third quarter of fiscal 2020, the Company continued executing its remediation plan to address the material weakness identified above, which includes the implementation of new controls focused on the valuation of the tax credits. The weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to complete the remediation of this material weakness during fiscal 2020.

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

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 11 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020. See the discussions of the Company’s risk factors under (i) Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 and (i) Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July 2020.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)