Form 10-K
period 2020-08-31
LINDSAY CORP
filed 2020-10-22
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 29, 2020 was $1,072,966,580.

As of October 20, 2020, 10,834,763 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s 2020 annual stockholders' meeting to be held on January 5, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world.  International sales accounted for approximately 36 percent and 38 percent of the Company’s total irrigation segment revenues in fiscal 2020 and 2019, respectively.  The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand serving the key South American, European, Chinese, African, Russian, Ukrainian, Middle East, Australian, and New Zealand markets.  The Company also exports irrigation equipment from the U.S. to international markets.

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

ORDER BACKLOG

As of August 31, 2020, the Company had an order backlog of $58.7 million compared with $55.4 million at August 31, 2019.  Included in these backlogs are amounts of $6.3 million and $10.0 million, respectively, that are not expected to be fulfilled within the subsequent fiscal year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2020, 2019, and 2018 were $21.4 million, $23.2 million, and $11.1 million, respectively.  Capital expenditures for fiscal 2021 are estimated to be approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

HUMAN CAPITAL RESOURCES

The number of persons employed by the Company and its wholly-owned subsidiaries at the fiscal years ended 2020, 2019, and 2018 was 1,125, 1,069, and 1,412, respectively.  None of the Company’s U.S. employees are represented by a union.  Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts, particularly at its manufacturing facility in Lindsay, Nebraska, which is a rural area.  The Company does this by offering competitive wages and benefits and training opportunities.

EFFECT OF GOVERNMENTAL REGULATION

The Company is subject to numerous laws and government regulations, including those that govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located.  Laws and government regulations are subject to change and interpretation.  In some cases, compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures.  The Company, however, is not currently aware of any material expenditures required to comply with applicable laws or government regulations, other than the capital expenditures relating to environmental remediation activities at its Lindsay, Nebraska plant that are more fully described in Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements.  The Company accrues for the anticipated cost associated with compliance with laws and governmental regulations applicable to its business, including investigation and remediation costs at its Lindsay, Nebraska site, when its obligation to incur those costs is probable and can be reasonably estimated.  Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect future capital expenses relating to compliance with government regulations, including those for remediation of its Lindsay, Nebraska site, to have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party.  For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed.  Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 30 and 26 percent, respectively, of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2020 and 2019.  To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements.  There are no family relationships between any director or executive officer.  There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees and each of their ages, and positions as of October 21, 2020.

	Age	Position
Timothy L. Hassinger	58	President and Chief Executive Officer
Eric R. Arneson*	46	Senior Vice President, General Counsel and Secretary
Brian L. Ketcham	59	Senior Vice President and Chief Financial Officer
J. Scott Marion	52	President – Infrastructure
Gustavo E. Oberto	47	President – Irrigation
P. David Salen*	58	Senior Vice President – Global Operations
Kelly M. Staup*	48	Senior Vice President – Human Resources and Chief Diversity Officer
Eric J. Talmadge*	57	Senior Vice President and Chief Information Officer
Randy A. Wood	48	Chief Operating Officer
Lori L. Zarkowski*	45	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

Mr. Timothy L. Hassinger is the President and Chief Executive Officer of the Company, a position he has held since October 2017. Mr. Hassinger has also been a director of the Company since October 2017 and he is the only executive officer of the Company serving on the Board of Directors. Prior to joining the Company, Mr. Hassinger served as President and Chief Executive Officer of Dow AgroSciences, an Indianapolis-based subsidiary of The Dow Chemical Company, which specializes in agricultural chemicals and biotechnology solutions. During his 33-year career at Dow AgroSciences, Mr. Hassinger held a series of senior leadership positions across a variety of domestic and international business units. Prior to becoming President and Chief Executive Officer of Dow AgroSciences in May 2014, he served as its Global Commercial Leader from February 2013 to April 2014 and as Vice President for its Crop Protection Global Business Unit from August 2009 to April 2014. Previously, he served as Vice President for the Dow AgroSciences business in the Europe, Latin America, and Pacific regions from 2007 to 2009. In 2005, he moved to Shanghai, where he served as Regional Commercial Unit Leader for Greater China. Mr. Hassinger currently serves on the Board of Directors of AGDATA.

Mr. Eric R. Arneson is Senior Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company.  Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

Mr. Brian L. Ketcham is Senior Vice President and Chief Financial Officer of the Company, and has held such positions since April 2016. Prior to joining Lindsay and since 2001, Mr. Ketcham served in various finance roles at Valmont Industries, Inc., a company that provides irrigation and infrastructure equipment, most recently as Vice

President and Group Controller of the Engineered Support Structures segment. Prior to joining Valmont, Mr. Ketcham held various positions with Consolidated Container Company LLC and KPMG LLP.

Mr. J. Scott Marion is President – Infrastructure Division, a position he has held with the Company since May 2016. Between April 2011 and May 2016, Mr. Marion served as Vice President and General Manager – Americas and APAC (Infrastructure) of the Company. From January 2005 to April 2011, Mr. Marion served in several management positions at Pentair. Prior to 2005, Mr. Marion spent 14 years with General Electric in a variety of sales and managerial capacities.

Mr. Gustavo E. Oberto is the President – Irrigation Division, a position he has held since September 2020. Between September 2019 and August 2020, Mr. Oberto served as President – Elecsys International, LLC, which is a subsidiary of the Company. Prior to joining the Company, Mr. Oberto served in various management roles at Conductix-Wampfler Group, an industrial equipment supplier and a division of Delachaux S.A, most recently as Managing Director of Global Sales & Markets.  During his 20-year career at Conductix-Wampfler Group, Mr. Oberto held a series of leadership positions in international business development.  Prior to joining Conductix-Wampfler Group, Mr. Oberto worked for Travelex Global Payments and also worked as International Liaison to Former Nebraska Governor Ben Nelson where he advised Midwestern companies on how to penetrate the Latin America agriculture market.  Mr. Oberto is currently a member of the U.S. Commercial Service District Export Council.

Mr. P. David Salen is Senior Vice President, Global Operations of the Company, a position he has held since November 2019. Prior to joining the Company, Mr. Salen served as Principal Advisor of The Lean Manufacturing Resource following his work as President of The Meadville Forge Group from 2015 to 2017 and President of Titan Wheel Corporation from 2010 to 2014. Prior to joining Titan Wheel Corporation, Mr. Salen worked for UBE Automotive North America and Accuride..

Ms. Kelly M. Staup is Senior Vice President – Human Resources and Chief Diversity Officer, a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources of the Company. From June 2011 to November 2016, Ms. Staup served as the Company’s Organization Development and Recruiting Manager. Prior to joining the Company, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

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

Mr. Randy A. Wood is Chief Operating Officer of the Company and has held such position since September 2020. Between May 2016 and September 2020, Mr. Wood served as President – Irrigation of the Company. Between October 2013 and May 2016, Mr. Wood served as President – International Irrigation of the Company. Between February 2012 and October 2013, Mr. Wood served as Vice President – Americas / ANZ Sales and Marketing. Previously he was Vice President – North America Irrigation Sales of the Company and held such position from March 2008, when he joined the Company. Prior to March 2008, Mr. Wood spent 11 years with Case Corporation / CNH Global including roles as the Senior Director of Marketing, Case IH Tractors, and Senior Director of Sales and Marketing, Parts and Service.

Ms. Lori L. Zarkowski is Chief Accounting Officer of the Company and has held such position since August 2011. Ms. Zarkowski joined the Company in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to joining the Company and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.

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

Changing worldwide demand for food and biofuels could have an effect on the price of agricultural commodities and consequently the demand for irrigation equipment.  Changing worldwide demand for farm outputs to meet the world’s growing food and biofuel demands, driven in part by government policies and an expanding global population, are likely to result in fluctuating agricultural commodity prices, which affect demand for irrigation equipment. The primary benefit of many of the Company’s irrigation products is to increase grain yields and the resulting revenue for farmers.  As grain prices decline, the breakeven point of incremental production is more difficult to achieve, reducing or eliminating the profit and return on investment from the purchase of the Company’s products.  As a result, changes in grain prices can significantly affect the Company’s sales levels.

A decline in oil prices or the overall demand for motor fuels, or changes in government policies regarding biofuels could also negatively affect the biofuels market and/or reduce government revenues of oil-producing countries that purchase or subsidize the purchase of irrigation equipment.  Biofuels production is a significant source of grain demand in the U.S. and certain international markets.  While ethanol blending levels are currently mandated within the U.S., potential mandate changes or price declines for ethanol could reduce the demand for grains.  In addition, a number of ethanol producers in the U.S. are cooperatives partially owned by farmers.  Reduced profit of ethanol production could reduce income for farmers which could, in turn, reduce the demand for irrigation equipment.

The Company’s international sales are highly dependent on foreign market conditions and subject the Company to additional risk, restrictions, and compliance obligations.  International revenues are primarily generated from Australia, New Zealand, Canada, Europe, Mexico, the Middle East, Africa, China, Russia, Ukraine, and Central and South America.  In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents.  The collectability of receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions.  For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has escalated in 2019 through 2020.  Certain of the components required for the manufacture of the Company's products have been or may be impacted by tariffs.  Likewise, other international trade disputes, changes to international trade agreements or policies, or any increased regulation on trade with Canada and Mexico resulting from the replacement of the North American Free Trade Agreement (“NAFTA”) with the United States‑Mexico-Canada Agreement, could increase our costs, reduce our competitiveness, and have an adverse effect on the Company’s business, financial condition and results of operations.

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

Epidemics, pandemics, and other outbreaks (including the coronavirus (COVID-19) pandemic) can disrupt the Company’s operations and adversely affect its business, results of operations, and cash flows.  Epidemics, pandemics, and other outbreaks of an illness, disease, or virus (including COVID-19) have adversely affected, and could adversely affect in the future, workforces, customers, economies, and financial markets globally, potentially leading to economic downturns. The significance of the impact on the Company’s operations of an epidemic, pandemic, or other outbreak depends on numerous factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter‑in‑place orders. These and other factors relating to or arising from an epidemic, pandemic, or other outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows, as well as the trading price of the Company’s securities. Please also see the discussion on the Company’s response to COVID-19 in Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s profitability may be negatively affected by changes in the availability and price of certain parts, components, and raw materials.  The Company requires access to various parts, components, and raw materials at competitive prices in order to manufacture its products. Changes in the availability and price of these parts, components, and raw materials (including steel and zinc), which have changed significantly and rapidly at times and are affected by factors like demand, tariffs, freight costs, and outbreaks, can significantly increase the costs of production.  Due to price competition in the market for irrigation equipment and certain infrastructure products, the Company may not be able to recoup increases in these costs through price increases for its products, which would result in reduced profitability.  Whether increased operating costs can be passed through to the customer depends on a number of factors, including farm income and the price of competing products.  Further, the Company relies on a limited number of suppliers for certain raw materials, parts and components in the manufacturing process.  Disruptions or delays in supply or significant price increases from these suppliers could adversely affect the Company’s operations and profitability.  Such disruptions, terminations or cost increases could result in cost inefficiencies, delayed sales or reduced sales. The aforementioned risks have been, and may continue to be, exacerbated by the impact of COVID-19.

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

In addition, the Company’s infrastructure products are required to meet certain standards as outlined by the various governments worldwide.  The Federal Highway Administration (“FHWA”) and state departments of transportation have implemented Manual for Assessing Safety Hardware (“MASH”) standards which update and supersede National Cooperative Highway Research Program (“NCHRP”) Report 350 standards for evaluating new road safety hardware devices.  While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they generally are no longer eligible for federal reimbursement as the MASH standards have been implemented by FHWA and the states.  The Company has incurred, and will continue to incur, research and development and testing expense to develop products to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

Compliance with applicable environmental and health and safety regulations or standards may require additional capital and operational expenditures.  The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located.  Laws and government regulations applicable to the Company are subject to change and interpretation.  Compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position.  In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2020, as more fully described in Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company is exposed to risks from legal proceedings.  From time to time, the Company may be involved in various legal proceedings and other various claims that arise in the ordinary course of its business, which may include commercial, employment, product liability, tort, and other litigation.  Current and future litigation, governmental proceedings and investigations, audits, indemnification claims or other claims that the Company faces may result in substantial costs and expenses and significantly divert the attention of its management regardless of the outcome.  In addition, these matters could lead to increased costs or interruptions of its normal business operations.  Litigation, governmental proceedings and investigations, audits, indemnification claims or other claims involve uncertainties and the eventual outcome of any such matter could adversely affect the Company’s business, results of operations or cash flows. For a summary of the Company’s infrastructure products litigation, see Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

The Company may not fully sustain targeted performance improvements and other benefits realized from the Foundation for Growth initiative. Foundation for Growth is a focused performance improvement initiative by the Company announced in March 2018 that includes setting strategic direction, defining priorities, and improving overall operating performance.  The Company's future success is partly dependent upon successfully executing, and realizing performance improvements, revenue gains, cost savings and other benefits from, this initiative.

While the Company has already realized meaningful benefits and achieved operating margin improvements in large part from the initiative, headwinds such as challenging agricultural market conditions, low commodity prices, and trade uncertainty are largely outside of the Company’s control and continue to weigh on demand. As a result, it is possible that the Company may not fully sustain the targeted operating margin improvements and other benefits realized from Foundation for Growth in future periods.

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

ITEM 3 — Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, product liability litigation, tort litigation, employment disputes, administrative proceedings, business disputes, and other legal proceedings.  No such current proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company, other than the specific environmental remediation matters which are disclosed as part of Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements.  Any revisions to the estimates accrued for environmental remediation could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

For a summary of the Company’s infrastructure products litigation, see Note 16, Commitments and Contingencies, to the Company’s consolidated financial statements.

ITEM 4 — Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN.  As of October 16, 2020, there were approximately 155 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2020, 2019, and 2018. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2020.

Dividends

The Company paid a total of $13.6 million and $13.4 million in dividends during fiscal 2020 and 2019, respectively.  The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2020.  An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2014 and the graph shows its relative performance through August 31, 2020.

	8/15	8/16	8/17	8/18	8/19	8/20
Lindsay Corporation	100.00	95.93	117.07	131.23	122.66	140.70
S&P SmallCap 600 Index	100.00	113.26	128.10	169.69	144.14	143.35
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	105.87	142.43	160.61	127.57	152.80

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — Selected Financial Data

($ in millions and shares in thousands,	For the years ended August 31,
except per share and employee amounts)	2020	2019 (1)	2018 (2)	2017	2016 (3)
Operating data
Operating revenues	$474.7	$444.1	$547.7	$518.0	$516.4
Gross profit	$152.5	$114.6	$151.5	$145.0	$148.6
Gross margin	32.1%	25.8%	27.7%	28.0%	28.8%
Operating expenses	$98.3	$108.5	$112.5	$104.4	$114.2
Operating income	$54.2	$6.1	$39.0	$40.6	$34.4
Operating margin	11.4%	1.4%	7.1%	7.8%	6.7%
Effective tax rate	20.9%	-3.1%	40.1%	35.1%	30.8%
Net earnings	$38.6	$2.2	$20.3	$23.2	$20.3
Net margin	8.1%	0.5%	3.7%	4.5%	3.9%
Per share data
Diluted net earnings per share	$3.56	$0.20	$1.88	$2.17	$1.85
Cash dividends per share	$1.26	$1.24	$1.21	$1.17	$1.13
Financial position
Working capital	$245.5	$231.4	$251.0	$200.9	$204.2
Property, plant, and equipment, net	$79.6	$69.0	$57.2	$74.5	$77.6
Total assets	$570.5	$500.3	$499.8	$506.0	$487.5
Long-term debt, including current installments	$115.9	$116.1	$116.3	$117.0	$117.2
Total shareholders' equity	$298.5	$268.2	$276.9	$270.1	$251.6
Invested capital (4)	$414.4	$384.3	$393.2	$387.1	$368.8
Cash flow data
Net cash flows from operating activities	$46.0	$3.8	$33.9	$39.4	$33.1
Net cash flows from investing activities	$(38.5)	$(21.2)	$18.1	$(10.0)	$(9.9)
Net cash flows from financing activities	$(13.4)	$(14.6)	$(11.3)	$(10.3)	$(61.4)
Financial measures
Return on invested capital (5)	10.7%	1.6%	6.0%	6.9%	6.1%
Return on beginning shareholders' equity (6)	14.4%	0.8%	7.5%	9.2%	7.0%
Other Data
Diluted weighted average shares	10,861	10,810	10,772	10,694	10,930
Number of employees	1,125	1,069	1,410	1,410	1,366

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

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive.  Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, and foreign currency exchange rates.  A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems.  Much of the U.S. highway infrastructure market is driven by government spending programs.  For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program.  This program provides funding to improve the nation’s roadway system.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the FAST Act”) to fund highway and bridge projects. The FAST Act expired September 30, 2020 and a one-year extension has been approved by Congress.  Matching funding from the various states may be required as a condition of federal funding.

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world and add to its irrigation and infrastructure capabilities.  The Company is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions.

COVID-19 Impact

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. For the fiscal year ended August 31, 2020, the Company experienced shipment and project delays related to COVID-19 that impacted revenue by approximately $8.0 million. In addition, the Company incurred additional expenses related to premium pay for factory workers and new procedures to protect the health and well-being of employees.  These additional costs have been mostly offset by reductions in other expenses, such as employee travel and entertainment, resulting in a negligible impact on net earnings.

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

Environmental remediation liabilities include costs directly associated with site investigation and clean up, such as materials, external contractor costs, and incremental internal costs directly related to the remedy.  Estimates used to record environmental remediation liabilities are based on the Company’s best estimate of probable future costs based on site-specific facts and circumstances.  Estimates of the cost for the likely remedy are developed using internal resources or by third-party environmental engineers or other service providers.  The Company records the  environmental remediation liabilities that represent the points in the range of estimates that are most probable, or the minimum amount when no amount within the range is a better estimate than any other amount. Portions of the long-term liability that are fixed and reliably determinable are discounted at a risk-free rate.

The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated.  While the plan has not formally been approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

Financial Overview and Outlook

Operating revenues in fiscal 2020 were $474.7 million, a 7 percent increase compared to $444.1 million in the prior year.  Irrigation segment revenues decreased 2 percent to $343.5 million and infrastructure segment revenues increased 42 percent to $131.2 million.  Net earnings for fiscal 2020 were $38.6 million or $3.56 per diluted share compared with $2.2 million or $0.20 per diluted share in the prior year.

Prior year net earnings were reduced by after-tax costs of $11.6 million, or $1.07 per diluted share, related to the Company’s Foundation for Growth initiative and by after-tax costs of $1.8 million, or $0.17 per diluted share, related to a valuation adjustment for indirect tax credits in a foreign jurisdiction.

Foundation for Growth was a focused performance improvement initiative that includes setting strategic direction, defining priorities, and improving overall operating margin performance.  Pre-tax costs of $15.1 million in fiscal 2019 associated with the initiative were comprised of professional consulting fees, net loss on business divestitures, severance costs and plant closing costs.  These costs have been substantially recovered through improved operating income in fiscal 2020.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices - During fiscal 2020, agricultural commodity prices declined significantly because of impacts caused by the global coronavirus pandemic.  The pandemic resulted in the shutdown of economies globally, a significant increase in unemployment, the disruption of food supply systems and consumption patterns, and the reduction in gasoline consumption and demand for ethanol.  Under the U.S.-China Phase 1 trade deal signed January 15, 2020, China has pledged to increase purchases of U.S. agricultural products by $32 billion over two years, to an average annual total of $40 billion compared to the 2017 baseline of $24 billion.  Commodity prices have recovered by August 2020 due to lower yield expectations in the U.S. as well as increased exports to China, with corn prices approximately five percent lower and soybean prices approximately seven percent higher compared to August 2019.

•

Net farm income - As of September 2020, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2020 net farm income to be $102.7 billion, an increase of 22.7 percent from the USDA’s final U.S. 2019 net farm income of $83.7 billion. This increase is projected to come primarily from higher Federal government direct farm program payments through the expansion of the Coronavirus Food Assistance Program (“CFAP”). CFAP was designed to provide direct assistance to farmers affected by price declines and market disruptions caused by the coronavirus pandemic.

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
o

The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law in December 2018 and continued many of the programs that were in previous federal farm bills that are designed to provide a degree of certainty to growers.  The programs include funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

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

In the infrastructure segment, demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety, but is largely dependent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the FAST Act”) to fund highway and bridge projects. The FAST Act expired September 30, 2020 and a one-year extension has been approved by Congress. In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. In addition, the Federal Highway Administration has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.

As of August 31, 2020, the Company had an order backlog of $58.7 million compared with $55.4 million at August 31, 2019.  Included in these backlogs are amounts of $6.3 million and $10.0 million, respectively, that are not expected to be fulfilled within the subsequent fiscal year.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2020 Compared to Fiscal 2019” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 17, Industry Segment Information, to the consolidated financial statements.  A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on October 31, 2019, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2020 Compared to Fiscal 2019

The following table provides highlights for fiscal 2020 compared with fiscal 2019:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2020	2019	(decrease)
Consolidated
Operating revenues	$474,692	$444,072	7%
Cost of operating revenues	$322,149	$329,464	-2%
Gross profit	$152,543	$114,608	33%
Gross margin	32.1%	25.8%
Operating expenses (1)	$98,341	$108,493	-9%
Operating income	$54,202	$6,115	786%
Operating margin	11.4%	1.4%
Other expense	$(5,359)	$(4,008)	34%
Income tax expense (benefit)	$10,214	$(65)	-15814%
Effective income tax rate	20.9%	-3.1%
Net earnings	$38,629	$2,172	1678%
Irrigation segment (2)
Operating revenues	$343,529	$351,498	-2%
Operating income	$40,214	$29,804	35%
Operating margin	11.7%	8.5%
Infrastructure segment (2)
Operating revenues	$131,163	$92,574	42%
Operating income	$43,771	$16,599	164%
Operating margin	33.4%	17.9%

(1)	Includes corporate general and administrative expenses of $29.8 million for fiscal 2020.
(2)	See Note 19 Industry Segment Information, to the consolidated financial statements, for further details regarding segments.

Revenues

Operating revenues in fiscal 2020 were $474.7 million, an increase of 7 percent or $30.6 million, compared to $444.1 million in fiscal 2019.  Irrigation segment revenues decreased $8.0 million, or 2 percent, and infrastructure revenues increased $38.6 million, or 42 percent, compared to the prior fiscal year.  The increase in infrastructure revenues was due in part to the completion of a large project in the U.K. of approximately $27.0 million.  The irrigation segment provided 72 percent of Company revenue in fiscal 2020 as compared to 79 percent in fiscal 2019.

North America irrigation revenues in fiscal 2020 increased by $0.3 million, to $219.0 million from $218.6 million in fiscal 2019.  The impact of higher revenue from engineering project services was partially offset by a decrease of approximately $3.3 million attributable to a business divestiture completed in the first quarter of fiscal 2019.  Irrigation system unit volume and average selling prices in fiscal 2020 were comparable to levels experienced in fiscal 2019.

International irrigation revenues in fiscal 2020 decreased by $8.3 million, or 6 percent, to $124.6 million from $132.9 million in fiscal 2019.  Revenues decreased $8.6 million due to differences in foreign currency translation rates compared to the prior year.  Excluding the impact of foreign currency translation, international irrigation revenues increased $0.3 million, or less than one percent, compared to the prior year.  Increased sales in Brazil and certain other markets were offset by a lower level of project activity in developing markets.

Infrastructure segment revenues in fiscal 2020 increased by $38.6 million, or 42 percent, to $131.2 million from $92.6 million in fiscal 2019.  The increase resulted primarily from higher Road Zipper System® sales and lease revenues compared to the prior year, including approximately $27.0 million from a single project in the United Kingdom.

Gross Profit

Gross profit was $152.5 million for fiscal 2020, an increase of $37.9 million, or 33 percent, compared to $114.6 million in fiscal 2019.  The increase in gross profit resulted primarily from a more profitable margin mix from higher infrastructure revenues as well as from the results of margin improvement initiatives in both segments. In addition, gross profit for fiscal 2020 included a gain of $1.2 million on the sale of a building that had been held for sale.  Gross margin was 32.1% of sales for fiscal 2020 compared to 25.8% of sales for fiscal 2019.

Operating Expenses

The Company’s operating expenses of $98.3 million for fiscal 2020 decreased $10.2 million, or 9 percent, compared to fiscal 2019 operating expenses of $108.5 million.  Fiscal 2019 operating expenses included costs of $15.1 million in connection with the Company’s Foundation for Growth initiative and a $2.7 million valuation adjustment for indirect tax credits in a foreign jurisdiction that did not repeat in fiscal 2020.  Excluding the impact of the non-repeating costs, operating expenses increased 2 percent compared to the prior year primarily due to an increase in incentive compensation that was partially offset by reductions in other areas.

Income Taxes

The Company recorded income tax expense of $10.2 million and income tax benefit of $65 thousand for fiscal 2020 and fiscal 2019, respectively. The effective tax rate for fiscal 2020 was 20.9 percent and reflected the earnings mix between the U.S. and foreign operations, the utilization of previously reserved net operating loss carryforwards and adjustments related to the accrual for uncertain tax positions. The income tax benefit for fiscal 2019 resulted primarily from the impact of a change in the effective state tax rate on deferred tax assets and other discrete items.

Net Earnings

Net earnings for fiscal 2020 were $38.6 million, or $3.56 per diluted share, compared to $2.2 million, or $0.20 per diluted share, for fiscal 2019.

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and marketable securities totaled $140.9 million at August 31, 2020 compared with $127.2 million at August 31, 2019.  The increase resulted primarily from current year earnings, partially offset by increases in working capital.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below.  The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $37.2 million and $48.1 million as of August 31, 2020 and 2019, respectively.  The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $245.5 million at August 31, 2020 as compared with $231.4 million at August 31, 2019.  Cash flows provided by operations totaled $46.0 million during the year ended August 31, 2020 compared to $3.8 million provided by operations during the same prior year period.  This change was primarily due to higher earnings and non-cash adjustments, partially offset by an increase in working capital.

Cash flows used in investing activities totaled $38.5 million during the year ended August 31, 2020 compared to cash flows used in investing activities of $21.2 million during the same prior year period.  Capital spending was $21.4 million in fiscal 2020 compared to $23.2 million in fiscal 2019. The increase in cash flows used in investing activities resulted primarily from the Company’s investments in marketable securities.

Cash flows used in financing activities totaled $13.4 million during the year ended August 31, 2020 compared to cash flows used in financing activities of $14.6 million during the same prior year period. The change is primarily the result of higher proceeds from the exercise of stock options. Cash flows used in financing activities consists primarily of dividend payments.  Dividends paid in fiscal 2020 increased by $0.2 million over fiscal 2019.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders.  Priorities for the use of cash under the Company’s capital allocation plan include:

•	Investment in organic growth including capital expenditures,
•	Dividends to stockholders, along with expectations to increase dividends over time,
•	Synergistic acquisitions that provide attractive returns to stockholders, and
•	Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

In fiscal 2021, the Company expects capital expenditures of approximately $15.0 million to $20.0 million, including equipment replacement, productivity improvements and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2020, the Company paid cash dividends of $1.26 per common share or $13.6 million to stockholders as compared to $1.24 per common share or $13.4 million to stockholders in fiscal 2019.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the years ended August 31, 2020, 2019 and 2018.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2020.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2020 and August 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2020, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.1 percent at August 31, 2020), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.15 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2020 and August 31, 2019, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2020).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices.  During fiscal 2020, the Company experienced pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products.  While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.  However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

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

($ in thousands)		Less than	2-3	4-5	More than
Contractual obligations (1)	Total	1 year	years	years	5 years
Operating lease obligations	$42,742	$6,065	$10,037	$6,521	$20,119
Pension benefit obligations	6,903	521	1,017	977	4,388
Long-term debt	116,344	195	438	456	115,255
Interest	41,818	4,418	8,823	8,805	19,772
Total	$207,807	$11,199	$20,315	$16,759	$159,534

(1)

Total liabilities for unrecognized tax benefits as of August 31, 2020 were $1.4 million and are excluded from the table above. Unrecognized tax benefits are classified on the Company's consolidated balance sheets within other noncurrent liabilities.

The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The credit risk under these interest rate and foreign currency agreements is not considered to be significant.  The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  As of August 31, 2020, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa.  The Company has sold products throughout the world and purchases certain of its components from third-

party international suppliers.  Export sales made from the United States are principally U.S. dollar denominated.  At times, export sales may be denominated in a currency other than the U.S. dollar.  A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency.  Accordingly, these sales are not typically subject to significant foreign currency transaction risk.  The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar.  Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.  Based on the consolidated statement of operations for the year ended August 31, 2020, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $0.6 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities.  The Company had no foreign currency forward contracts outstanding that are designated as hedging instruments as of August 31, 2020.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended August 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 22, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2020 due to the adoption of ASC Topic 842, Leases, and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the environmental remediation liability

As discussed in Note 16 to the consolidated financial statements, the Company’s environmental remediation liability as of August 31, 2020 was $16.1 million. The environmental remediation liability represents the estimated future remediation costs associated with the Company’s plan to reduce the level of contamination at the Lindsay, Nebraska Superfund site. The Company uses a third-party environmental expert to assist in developing the Company’s plan to reduce the level of contamination.

We identified the evaluation of the environmental remediation liability as a critical audit matter. Subjective auditor judgment was required to evaluate the assumptions specifically those related to the anticipated remediation activities and the cost of those activities. These assumptions include a range of potential outcomes and a revision to the assumptions could have a material impact on the consolidated financial statements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate future remediation costs. This included controls related to the development of the anticipated remediation activities and the cost of those activities. To assess the accuracy of the liability, we compared the estimated remediation costs for activities comprising the liability to historical costs incurred for similar activities or current estimates of their future costs. We also involved an environmental professional with specialized skills and knowledge, who assisted in (1) assessing the Company’s environmental specialist’s qualifications, and (2) evaluating the Company’s planned remediation activities through comparison of the Company’s selected remediation activities to those communicated to the governmental agencies and those commonly observed in conducting remediation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 22, 2020

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2020	2019	2018
Operating revenues	$474,692	$444,072	$547,705
Cost of operating revenues	322,149	329,464	396,243
Gross profit	152,543	114,608	151,462

Operating expenses:
Selling expense	31,444	30,820	40,885
General and administrative expense	52,947	63,737	55,533
Engineering and research expense	13,950	13,936	16,032
Total operating expenses	98,341	108,493	112,450
Operating income	54,202	6,115	39,012

Other (expense) income:
Interest expense	(4,759)	(4,767)	(4,687)
Interest income	1,956	2,402	1,640
Other expense, net	(2,556)	(1,643)	(2,112)
Total other (expense) income	(5,359)	(4,008)	(5,159)

Earnings before income taxes	48,843	2,107	33,853

Income tax expense (benefit)	10,214	(65)	13,576

Net earnings	$38,629	$2,172	$20,277

Earnings per share:
Basic	$3.57	$0.20	$1.89
Diluted	$3.56	$0.20	$1.88

Shares used in computing earnings per share:
Basic	10,823	10,781	10,741
Diluted	10,861	10,810	10,772

Cash dividends declared per share	$1.26	$1.24	$1.21

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2020	2019	2018
Net earnings	$38,629	$2,172	$20,277
Other comprehensive loss:
Defined benefit pension plan adjustment, net of tax	(310)	(192)	251
Foreign currency translation adjustment, net of hedging activities and tax	(501)	(1,042)	(6,231)
Unrealized gains on marketable securities, net of tax	86	—	—
Total other comprehensive loss, net of tax (benefit) expense of ($929), $467, and $267	(725)	(1,234)	(5,980)
Total comprehensive income	$37,904	$938	$14,297

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$121,403	$127,204
Marketable securities	19,511	—
Receivables, net of allowance of $2,780 and $2,635, respectively	84,604	75,551
Inventories, net	104,792	92,287
Assets held-for-sale	—	2,744
Other current assets	17,625	15,704
Total current assets	347,935	313,490

Property, plant, and equipment, net	79,581	68,968
Intangible assets, net	23,477	24,382
Goodwill	68,004	64,387
Operating lease right-of-use assets	27,457	—
Deferred income tax assets	9,935	11,758
Other noncurrent assets	14,137	17,329
Total assets	$570,526	$500,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,554	$29,434
Current portion of long-term debt	195	209
Other current liabilities	72,646	52,488
Total current liabilities	102,395	82,131

Pension benefits liabilities	6,374	6,029
Long-term debt	115,682	115,846
Operating lease liabilities	25,862	—
Deferred income tax liabilities	889	872
Other noncurrent liabilities	20,806	27,227
Total liabilities	272,008	232,105

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 18,918 and 18,870 shares issued at August 31, 2020 and 2019, respectively	18,918	18,870
Capital in excess of stated value	77,686	71,684
Retained earnings	499,724	474,740
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(20,572)	(19,847)
Total shareholders' equity	298,518	268,209
Total liabilities and shareholders' equity	$570,526	$500,314

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2017	18,780	8,083	$18,780	$63,006	$477,615	$(277,238)	$(12,108)	$270,055
Comprehensive income:
Net earnings					20,277			20,277
Other comprehensive loss							(5,980)	(5,980)
Total comprehensive income								14,297
Cash dividends ($1.21) per share					(13,006)			(13,006)
Issuance of common shares under share compensation plans, net	61		61	1,894				1,955
Share-based compensation expense				3,565				3,565
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings					2,172			2,172
Other comprehensive loss							(1,234)	(1,234)
Total comprehensive income								938
Cash dividends ($1.24) per share					(13,375)			(13,375)
Issuance of common shares under share compensation plans, net	29		29	(976)				(947)
Share-based compensation expense				4,195				4,195
Cumulative effect of ASC 606 adoption					532			532
Cumulative effect of ASU 2018-02 adoption					525		(525)	—
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings					38,629			38,629
Other comprehensive loss							(725)	(725)
Total comprehensive income								37,904
Cash dividends ($1.26) per share					(13,645)			(13,645)
Issuance of common shares under share compensation plans, net	48		48	386				434
Share-based compensation expense				5,616				5,616
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,629	$2,172	$20,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,396	14,018	16,514
(Gain) loss on sale of property and equipment	(1,158)	26	90
Loss on sale of businesses	—	301	4,056
Provision (benefit) for uncollectible accounts receivable	589	(496)	(2,587)
Deferred income taxes	1,384	(5,686)	(50)
Share-based compensation expense	5,616	4,195	3,891
Valuation adjustment for indirect tax credits	—	2,795	—
Foreign currency transaction loss	1,102	709	808
Other, net	1,446	246	2,005
Changes in assets and liabilities:
Receivables	(9,523)	(7,969)	(3,714)
Inventories	(14,039)	(16,187)	(8,173)
Other current assets	(6,612)	173	(1,150)
Accounts payable	(691)	2,119	159
Other current liabilities	16,673	2,629	3,671
Other noncurrent assets and liabilities	(6,778)	4,752	(1,863)
Net cash provided by operating activities	46,034	3,797	33,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,445)	(23,211)	(11,054)
Proceeds from sale of businesses	—	—	29,888
Proceeds from sale of assets held-for-sale	3,955	—	—
Purchases of marketable securities available-for-sale	(28,041)	—	—
Proceeds from maturities of marketable securities available-for-sale	8,548	—	—
Proceeds from settlement of net investment hedges	1,503	2,262	2,278
Payments for settlement of net investment hedges	—	(327)	(3,089)
Acquisition of business, net of cash acquired	(3,034)	—	—
Other investing activities, net	—	57	82
Net cash (used in) provided by investing activities	(38,514)	(21,219)	18,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,545	177	2,788
Common stock withheld for payroll tax obligations	(1,111)	(1,124)	(833)
Principal payments on long-term debt	(227)	(205)	(201)
Payment of debt issuance costs	—	(115)	—
Dividends paid	(13,645)	(13,375)	(13,006)
Net cash used in financing activities	(13,438)	(14,642)	(11,252)

Effect of exchange rate changes on cash and cash equivalents	117	(1,519)	(1,620)
Net change in cash and cash equivalents	(5,801)	(33,583)	39,167
Cash and cash equivalents, beginning of period	127,204	160,787	121,620
Cash and cash equivalents, end of period	$121,403	$127,204	$160,787

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	7,314	7,887	11,184
Interest paid	4,673	4,671	4,626

NONCASH INVESTING ACTIVITIES
Earn-out liability related to business acquisition	1,195	—	—
Holdback related to business acquisition	300	—	—
Issuance of note receivable from sale of business	—	5,589	—

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

Revenue Recognition

The Company adopted ASC 606 – Revenue from Contracts with Customers on September 1, 2018 using the modified retrospective transition approach. The core principle of ASC 606 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Refer to Note 3 for additional information regarding our revenue recognition policy under ASC 606.

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

Marketable Securities

The Company accounts for and classifies its marketable securities in accordance with the accounting guidance related to the accounting and classification of certain investments in marketable securities. The determination on appropriate classification is based primarily on management’s ability and intent to sell the debt security.

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within interest income on the consolidated statements of earnings. As of August 31, 2020, approximately 64% of the Company’s marketable securities investments mature within one year and 36% mature within one to two years.

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

As the Company’s international business has grown, the exposure to potential losses in international markets has also increased.  These exposures can be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition of governmental units.  The Company’s allowance for all doubtful accounts related to outstanding receivables increased to $2.8 million at August 31, 2020 from $2.6 million at August 31, 2019.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost.  The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs.  Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment.  Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 40 years; equipment ‑‑ 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease.  The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value.  No impairments were recorded during the fiscal years ended August 31, 2020, 2019, and 2018.  The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition.  The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2020, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2020, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.  The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties.  As of August 31, 2020, the Company’s derivative counterparty had investment grade credit ratings.

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

Recent Accounting Guidance Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for most leases and disclose key information about leasing arrangements. The new guidance became effective for the Company in the first quarter of fiscal 2020.  The Company implemented Accounting Standards Codification (“ASC”) 842 using the modified retrospective transition method and recorded a right of use asset and lease liability of $26.2 million and $29.5 million, respectively, upon adoption of the standard on the first day of fiscal 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contracts and transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or any other rate expected to be discontinued. While there was no impact to the Company’s consolidated financial statements at the time of adoption, the Company will apply the amendments prospectively for applicable contracts and transactions.

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

Note 3 – Revenue Recognition

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $11.3 million and $7.0 million at August 31, 2020.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2020 is as follows:

	Year ended August 31, 2020
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$298,509	$110,871	$409,380
Over time	45,020	8,807	53,827
Revenue from the contracts with customers	343,529	119,678	463,207

Lease revenue	—	11,485	11,485
Total operating revenues	$343,529	$131,163	$474,692

	Year ended August 31, 2019
	Irrigation	Infrastructure	Total
Point in time	$318,544	$78,768	$397,312
Over time	32,954	6,054	39,008
Revenue from the contracts with customers	351,498	84,822	436,320

Lease revenue	—	7,752	7,752
Total operating revenues	$351,498	$92,574	$444,072

Further disaggregation of revenue is disclosed in the Note 19 – Industry Segment Information.

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

At August 31, 2020 and 2019, contract assets amounted to $0.9 million and $1.3 million. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2020, the contract liability amounted to $19.6 million and $18.4 million. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2020, the Company recognized $13.7 million of revenue that was included in the liability as of August 31, 2019. The revenue recognized was due to performance obligations being completed during the year.  Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 4 – Acquisitions and Divestitures

Net Irrigate, LLC

On April 8, 2020, the Company completed the acquisition of the membership interests of Net Irrigate, LLC (“Net Irrigate”). Net Irrigate is an agriculture technology company based in Indiana that provides remote monitoring services for irrigation customers. The purchase price of $4.5 million consisted of (i) $3.0 million, net of cash acquired, paid in cash at closing and financed from the Company’s cash on hand, (ii) $0.3 million of cash to be paid within one year of closing, and (iii) an earn-out payment, initially valued at $1.2 million, based on active customers one year subsequent to the closing date. As of August 31, 2020, the earn-out payment is valued at $1.1 million. The fair value of the earn-out payment was calculated using the weighted average probability for each potential outcome and has a maximum potential payout of $1.5 million.

The Company’s allocation of purchase price consists of goodwill of $3.2 million and various other assets and liabilities amounting to $1.3 million.

Divestitures and held-for-sale

The Company completed the divestiture of its Company-owned irrigation dealership during the first quarter of fiscal 2019 and recorded a loss on the sale of $0.3 million included in general and administrative expense on the consolidated statement of operations for the year ended August 31, 2020.  The Company received a note of $5.6 million as proceeds for this sale. This is included as a noncash investing activity on the consolidated statement of cash flows for fiscal year ended August 31, 2019.

Additionally, during the fourth quarter of fiscal 2018, the Company closed one of its infrastructure manufacturing facilities in North America and consolidated its operations with an irrigation manufacturing facility.  In the second quarter of fiscal 2020, the Company sold the building for net proceeds of $3.9 million, resulting in a gain of $1.2 million. The gain on the sale is included in cost of goods sold on the consolidated statement of earnings for the year ended August 31, 2020.  The building was included within the caption “Assets held-for-sale” for $2.7 million in the consolidated balance sheet as of August 31, 2019.

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2020, 2019, and 2018:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net earnings	$38,629	$2,172	$20,277
Denominator:
Weighted average shares outstanding	10,823	10,781	10,741
Diluted effect of stock equivalents	38	29	31
Weighted average shares outstanding assuming dilution	10,861	10,810	10,772

Basic net earnings per share	$3.57	$0.20	$1.89
Diluted net earnings per share	$3.56	$0.20	$1.88

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

	For the years ended August 31,
(Units and options in thousands)	2020	2019	2018
Restricted stock units	6	8	19
Stock options	34	72	65
Performance stock units	—	5	—

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2020	2019
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $1,015 and $885	$(3,228)	(2,916)
Foreign currency translation, net of hedging activities, net of tax expense of $2,371 and $3,202	(17,430)	(16,931)
Unrealized gains on marketable securities, net of tax expense of $31 and $0	86	—
Total accumulated other comprehensive loss	$(20,572)	$(19,847)

The following is a roll-forward of the balances in accumulated other comprehensive loss, net of tax.

			Unrealized	Accumulated
	Defined	Foreign	gains on	other
	benefit	currency	marketable	comprehensive
($ in thousands)	pension plan	translation	securities	loss
Balance at August 31, 2018	$(2,199)	$(15,889)	$—	$(18,088)
Current period change	(717)	(1,042)	—	(1,759)
Balance at August 31, 2019	(2,916)	(16,931)	—	(19,847)
Current period change	(312)	(499)	86	(725)
Balance at August 31, 2020	$(3,228)	$(17,430)	$86	$(20,572)

Note 7 – Income Taxes

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2020	2019	2018
United States	$38,928	$(1,949)	$25,116
Foreign	9,915	4,056	8,737
	$48,843	$2,107	$33,853

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2020	2019	2018
Current:
Federal	$4,231	$2,190	$9,313
State	1,421	324	1,047
Foreign	3,178	3,107	3,266
Total current	8,830	5,621	13,626
Deferred:
Federal	2,630	(3,209)	517
State	121	(624)	(47)
Foreign	(1,367)	(1,853)	(520)
Total deferred	1,384	(5,686)	(50)
Total income tax provision	$10,214	$(65)	$13,576

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates.  The reasons for these differences are:

	For the years ended August 31,
	2020		2019		2018
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$10,257	21.0	$443	21.0	$8,700	25.7
State and local taxes, net of federal tax benefit	1,079	2.2	(379)	(18.0)	743	2.2
Foreign tax rate differences	(292)	(0.6)	164	7.8	809	2.4
U.S. tax reform	(165)	(0.3)	160	7.6	2,496	7.4
Deferred tax asset valuation allowance	(479)	(1.0)	142	6.7	758	2.2
Domestic production activities deduction	—	—	—	—	(727)	(2.1)
Federal credits	(419)	(0.9)	(338)	(16.0)	(375)	(1.1)
Uncertain tax benefits	165	0.3	(153)	(7.3)	198	0.6
Other	68	0.1	(104)	(4.9)	974	2.9
Effective rate	$10,214	20.9	$(65)	(3.1)	$13,576	40.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2020	2019
Deferred tax assets:
Accrued expenses	$10,376	$7,791
Warranty	2,439	2,118
Defined benefit pension plan	1,767	1,705
Inventory	2,362	1,445
Share-based compensation	1,185	1,146
Vacation	780	741
Net operating loss and capital loss carry forwards	3,009	3,648
Deferred revenue	2,282	2,716
Allowance for doubtful accounts	683	687
Other	2,233	2,074
Gross deferred tax assets	27,116	24,071
Valuation allowance	(3,218)	(3,759)
Net deferred tax assets	$23,898	$20,312

Deferred tax liabilities:
Intangible assets	$(6,054)	$(6,163)
Property, plant, and equipment	(8,798)	(3,263)
Total deferred tax liabilities	$(14,852)	$(9,426)

Net deferred tax assets	$9,046	$10,886

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Because the Company has a recent history of generating cumulative losses in a certain foreign tax jurisdiction, management did not consider projections of future taxable income as persuasive evidence for the recoverability of deferred tax assets in that jurisdiction. The Company has recorded a valuation allowance of $1.7 million and $2.4 million as of August 31, 2020 and 2019 respectively, related to the net operating loss in the certain foreign tax jurisdiction. The Company has also recorded a valuation allowance of $1.2 million and $1.4 million as of August 31, 2020 and 2019, respectively, related to capital losses from business divestitures where the Company believes it is more likely than not that the benefit from the capital loss will not be realized. Remaining valuation allowance relates to deferred tax assets in a certain foreign tax jurisdiction not subject to tax due to a free trade zone exemption.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2020	2019
Unrecognized tax benefits at September 1	$2,389	$1,399
Increases for positions taken in current year	52	1,457
Increases for positions taken in prior years	266	78
Decreases for positions taken in prior years	(1,360)	(216)
Reduction resulting from lapse of applicable statute of limitations	(206)	(329)
Decreases for settlements with tax authorities	—	—
Unrecognized tax benefits at August 31	$1,141	$2,389

The net amount of unrecognized tax benefits at both August 31, 2020 and 2019 that, if recognized, would impact the Company’s effective tax rate was $0.8 million and $0.6 million respectively.  Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $1.1 million for each of the years ended August 31, 2020 and 2019.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2017. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to five years.

Note 8 - Inventories

	August 31,
($ in thousands)	2020	2019
Raw materials and supplies	$51,205	$49,047
Work in process	6,464	4,514
Finished goods and purchased parts	51,684	46,812
Total inventory value before LIFO adjustment	109,353	100,373
Less adjustment to LIFO value	(4,561)	(8,086)
Inventories, net	$104,792	$92,287

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2020	2019
Operating property, plant, and equipment:
Land	$2,639	$2,775
Buildings	40,730	41,284
Machinery and equipment	85,185	77,715
Furniture and fixtures	8,089	7,706
Computer hardware and software	20,927	18,956
Construction in progress	10,677	10,953
Total operating property, plant, and equipment	168,247	159,389
Accumulated depreciation	(110,389)	(102,437)
Total operating property, plant, and equipment, net	57,858	56,952
Property held for lease:
Machines	12,457	8,861
Barriers	27,403	20,445
Total property held for lease	39,860	29,306
Accumulated depreciation	(18,137)	(17,290)
Total property held for lease, net	21,723	12,016
Property, plant, and equipment, net	$79,581	$68,968

Depreciation expense was $11.6 million, $11.1 million, and $12.5 million for fiscal 2020, 2019, and 2018, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2020 and August 31, 2019 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2018	$48,591	$16,080	$64,671
Foreign currency translation	(24)	(260)	(284)
Balance as of August 31, 2019	48,567	15,820	64,387
Acquisition of Net Irrigate	3,265	—	3,265
Foreign currency translation	(30)	382	352
Balance as of August 31, 2020	$51,802	$16,202	$68,004

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2020 and 2019 are included in the table below.

	August 31,
	2020			2019
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Amortizable intangible assets:
Patents and developed technology	4.3	$27,082	$(22,905)	4.0	$26,547	$(21,097)
Customer relationships	3.1	17,965	(10,986)	3.6	16,439	(9,779)
Non-compete agreements	—	—	—	0.4	1,132	(1,107)
Unamortizable intangible assets:
Tradenames	N/A	12,321	—	N/A	12,247	—
Total	3.5	$57,368	$(33,891)	3.8	$56,365	$(31,983)

Amortization expense for amortizable intangible assets was $2.5 million, $2.9 million, and $4.0 million for fiscal 2020, 2019, and 2018, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2021	$2,177
2022	2,006
2023	1,902
2024	1,902
2025	1,653
Thereafter	1,516
$11,156

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2020.  No impairment losses were indicated as a result of the annual impairment testing for fiscal 2020, 2019 and 2018.

Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2020	2019
Other current liabilities:
Compensation and benefits	$20,945	$13,960
Contract liabilities	17,296	14,763
Warranties	10,765	8,960
Operating lease liabilities	5,123	—
Tax related liabilities	3,726	1,469
Dealer related liabilities	3,664	3,246
Deferred revenue - lease	1,822	2,985
Accrued insurance	1,348	1,482
Accrued environmental liabilities	1,115	1,243
Other	6,842	4,380
Total other current liabilities	$72,646	$52,488

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At August 31, 2020 and August 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2020, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.1 percent at August 31, 2020), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.25 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2020 and August 31, 2019, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $1.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2020).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2020	2019
Series A Senior Notes	$115,000	$115,000
Revolving Credit Facility	—	—
Elecsys Series 2006A Bonds	1,344	1,571
Total debt	116,344	116,571
Less current portion	(195)	(209)
Less debt issuance costs	(467)	(516)
Total long-term debt	$115,682	$115,846

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$195
2 years	217
3 years	221
4 years	226
5 years	230
Thereafter	115,255
$116,344

Note 13 – Financial Derivatives

Fair values of derivative instruments are as follows:

		August 31,
($ in thousands)	Balance sheet location	2020	2019
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$1,073
Total derivatives designated as hedging instruments		$—	$1,073
Derivatives not designated as hedging instruments:
Foreign currency options contracts	Other current assets	$21	$39
Total derivatives not designated as hedging instruments		$21	$39

Accumulated other comprehensive income included realized and unrealized after-tax gains of $7.3 million, $7.0 million, and $5.0 million at August 31, 2020, 2019, and 2018, respectively, related to derivative contracts designated as hedging instruments.

Net Investment Hedging Relationships

The amount of loss recognized in OCI on derivatives is as follows:

	For the years ended August 31,
($ in thousands)	2020	2019	2018
Foreign currency forward contracts, net of tax expense of $97, $564, and $498	$330	$(1,964)	$(1,103)

During fiscal 2020, 2019, and 2018, the Company settled foreign currency forward contracts resulting in an after-tax net   of $1.2 million, an after-tax net loss $0.6 million and $0.5 million, respectively, which were included in other comprehensive income as part of a currency translation adjustment.  There were no amounts recorded in the condensed consolidated statements of operations related to ineffectiveness of foreign currency forward contracts related to net investment hedges for the years ended August 31, 2020, 2019, and 2018.

At August 31, 2020 the Company had no foreign currency forward contracts qualifying as a hedge of a net investment in foreign operations.  At August 31, 2019, the Company had outstanding foreign currency forward contracts to sell a notional amount of   million Euro at fixed prices to settle during the next fiscal quarter. Additionally, at August 31, 2019, the Company also had an outstanding foreign currency forward contract to sell a notional amount of   million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts qualify as hedges of a net investment in foreign operations.

Derivatives Not Designated as Hedging Instruments

The Company generally does not elect hedge accounting treatment for derivative contracts related to future settlements of foreign denominated intercompany receivables and payables.  If the Company does not elect hedge accounting treatment for a derivative, the Company carries the derivative at its fair value in the condensed consolidated balance sheets and recognizes any subsequent changes in its fair value during a period through earnings in the condensed consolidated statements of operations. At August 31, 2020, the Company had no foreign currency forward contracts outstanding that are designated as hedging instruments. At August 31, 2019, the Company had notional value of $1.8 million of U.S. dollar equivalent of foreign currency forward contracts outstanding that are not designated as hedging instruments.

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

Note 14 – Leases

The Company, as lessee, has operating leases primarily for office space, manufacturing facilities, equipment, and vehicles. The Company determines if a contract is or contains a lease at the inception of the contract based on whether the contract conveys the right to control the use of an identified asset over a period of time in exchange for consideration. The Company considers disclosures related to its transactions as a lessor to not be material and has omitted such disclosures.

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2020.

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

Lease cost and other information related to the Company’s operating leases are as follows:

($ in thousands)	Year Ended August 31, 2020
Operating lease cost (cost resulting from lease payments)	$5,999
Variable lease cost (cost excluded from lease payments)	424
Total lease cost	$6,423

Operating cash outflows from operating leases	$5,767
Weighted average lease term - operating leases	9.1 years
Weighted average discount rate - operating leases	3.2%

Supplemental balance sheet information related to operating leases are as follows:

($ in thousands)	Classification	Year Ended August 31, 2020
Operating lease ROU assets	Operating lease right-of-use assets	$27,457

Operating lease short-term liabilities	Other current liabilities	5,123
Operating lease long-term liabilities	Operating lease liabilities	25,862
Total lease liabilities		$30,985

The minimum lease payments under operating leases expiring subsequent to August 31, 2020 are as follows:

Fiscal year ending	$ in thousands
2021	$5,911
2022	5,734
2023	4,075
2024	3,680
2025	2,735
Thereafter	14,370
Total lease payments	36,505
Less: interest	5,520
Present value of lease liabilities	$30,985

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

Note 15 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2020 and 2019, respectively:

	August 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,403	$—	$—	$121,403
Marketable securities:
Corporate bonds	—	14,426	—	14,426
U.S. treasury securities	—	5,085	—	5,085
Derivative assets	—	21	—	21
Earn-out liability	—	—	(1,112)	(1,112)

($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,787	$—	$—	$160,787
Derivative assets	—	898	—	898
Derivative liabilities	—	(12)	—	(12)

The carrying value of long-term debt (including current portion) was $116.3 million and $116.6 million at August 31, 2020 and 2019, respectively.  The fair value of this debt was estimated to be $122.9 million and $120.8 million as of August 31, 2020 and 2019, based on current market rates as of the respective year-ends.

Note 16 – Commitments and Contingencies

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the EPA and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE.  Based on guidance from third-party environmental experts and the preliminary discussions with the regulatory agencies, the Company anticipates that a definitive plan will not be agreed upon until the first half of fiscal 2021 or later.  An increase to the liability of $1.0 million was recorded within general and administrative expense on the consolidated statement of earnings for the year ended August 31, 2020.  Of the total liability, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the plan has not formally been approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA input on the proposed remediation plan and any changes which they may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the environmental remediation liability classifications included in the balance sheet as of August 31, 2020 and 2019:

($ in thousands)	August 31,
Balance sheet location	2020	2019
Other current liabilities	$1,115	$1,243
Other noncurrent liabilities	15,030	14,674
Total environmental remediation liabilities	$16,145	$15,917

Note 17 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees.  Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plans provide for a matching contribution by the Company.  The Company’s total contributions charged to expense under the plans were $1.2 million, $1.2 million, and $1.7 million for the years ended August 31, 2020, 2019, and 2018, respectively.

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

As of August 31, 2020 and 2019, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets.  The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan.  As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$6,559	$6,404
Interest cost	208	246
Actuarial loss	667	439
Benefits paid	(530)	(530)
Benefit obligation at end of year	$6,904	$6,559

Amounts recognized in the statement of financial position consist of:

	August 31,
($ in thousands)	2020	2019
Other current liabilities	$530	$530
Pension benefit liabilities	6,374	6,029
Net amount recognized	$6,904	$6,559

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2020	2019
Net actuarial loss	$(4,242)	$(3,801)

For the years ended August 31, 2020 and 2019, the Company assumed a discount rate of 2.2 percent and 3.3 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions.  The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2020, 2019, and 2018, the Company assumed a discount rate of 3.3 percent, 4.0 percent, and 3.7 percent, respectively, for the determination of the net periodic benefit cost.  The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2020	2019	2018
Interest cost	$208	$246	$243
Net amortization and deferral	226	199	206
Total	$434	$445	$449

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2021 will be $0.3 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded.  The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2021	$521
2022	513
2023	504
2024	494
2025	483
Thereafter	4,389
$6,904

Note 18 - Warranties

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2020	2019
Product warranty accrual balance, beginning of period	$8,960	$7,109
Liabilities accrued for warranties during the period	7,895	7,263
Warranty claims paid during the period	(6,970)	(5,769)
Changes in estimates	880	357
Product warranty accrual balance, end of period	$10,765	$8,960

Warranty costs were $8.8 million, $7.6 million, and $5.4 million for fiscal 2020, 2019, and 2018, respectively.

Note 19 – Industry Segment Information

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2020, 2019, or 2018.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2020	2019	2018
Operating revenues:
Irrigation:
North America	$218,954	$218,627	$294,617
International	124,575	132,871	145,241
Irrigation total	343,529	351,498	439,858
Infrastructure	131,163	92,574	107,847
Total operating revenues	$474,692	$444,072	$547,705

Operating income:
Irrigation	$40,214	$29,804	$41,933
Infrastructure	43,771	16,599	23,857
Corporate	(29,783)	(40,288)	(26,778)
Total operating income	54,202	6,115	39,012

Other income (expense)	(5,359)	(4,008)	(5,159)
Earnings before income taxes	$48,843	$2,107	$33,853

Total capital expenditures:
Irrigation	$9,254	$9,473	$9,259
Infrastructure	11,275	4,928	938
Corporate	916	8,810	857
	$21,445	$23,211	$11,054
Depreciation and amortization:
Irrigation	$12,906	$9,500	$11,412
Infrastructure	3,495	3,663	4,611
Corporate	2,994	855	491
	$19,396	$14,018	$16,514
Total assets:
Irrigation	$307,537	$292,202	$277,712
Infrastructure	113,111	85,848	69,919
Corporate	149,878	122,264	152,184
	$570,526	$500,314	$499,815

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2020		2019		2018
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$259,557	55	$257,719	58	$321,698	59
International	215,135	45	186,353	42	226,007	41
Total revenues	$474,692	100	$444,072	100	$547,705	100

	For the years ended August 31,
($ in thousands)	2020		2019		2018
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$64,857	81	$52,187	76	$39,290	69
International	14,724	19	16,781	24	17,958	31
Total long-lived assets	$79,581	100	$68,968	100	$57,248	100

Note 20 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company.  The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.  As of August 31, 2020, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan.  At August 31, 2020, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company.  The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan.  At August 31, 2020, 316,093 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan.  All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio.  If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan.  The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2020, 2019, and 2018:

	For the years ended August 31,
($ in thousands)	2020	2019	2018
Share-based compensation expense included in cost of operating revenues	$142	$105	$113

Research and development	207	221	150
Sales and marketing	419	250	461
General and administrative	5,079	3,819	3,169
Share-based compensation expense included in operating expenses	5,705	4,290	3,780
Total share-based compensation expense	5,847	4,395	3,893
Tax benefit	(1,374)	(1,033)	(1,090)
Share-based compensation expense, net of tax	$4,473	$3,362	$2,803

As of August 31, 2020, there was $6.5 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest evenly over a three or four year period.  The fair value of stock option awards is estimated using the Black-Scholes option pricing model.  The table below shows the annual weighted average assumptions used for valuation purposes.

	Grant year
	Fiscal 2020	Fiscal 2019
Risk-free interest rate	1.6%	3.1%
Dividend yield	1.3%	1.4%
Expected life (years)	6	6
Volatility	28.4%	26.3%
Weighted average grant-date fair value of options granted	$24.18	$24.71

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

The following table summarizes stock option activity for fiscal 2020:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2019	112,561	$85.70	7.6	$540
Granted	44,347	94.41
Exercised	(21,400)	87.47		721
Forfeited/cancelled	(3,364)	72.20		12
Stock options outstanding at August 31, 2020	132,144	$90.56	7.9	$1,242
Stock options exercisable at August 31, 2020	43,229	$86.49	6.9	$581

There were 25,843, 15,496, and 27,811 outstanding stock options that vested during fiscal 2020, 2019, and 2018, respectively.  Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2020	2019	2018
Intrinsic value of stock options exercised	$721	$93	$538
Cash received from stock option exercises	$1,545	$177	$2,788
Tax benefit realized from stock option exercises	$169	$26	$151
Weighted average grant-date fair value of stock options vested	$27.08	$32.66	$31.37

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

The following table summarizes restricted stock unit activity for fiscal 2020:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2019	79,342	$87.49
Granted	39,716	91.83
Vested	(40,792)	88.85
Forfeited / Cancelled	(5,543)	87.47
Restricted stock units outstanding at August 31, 2020	72,723	$89.92

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash.  At August 31, 2020, 2019, and 2018, outstanding restricted stock units included 4,938, 4,103, and 6,474 units, respectively, that will be settled in cash.  The fair value of restricted stock units that vested during the period was $3.8 million and $4.1 million for each of the years ended August 31, 2020 and 2019, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.1 million, $1.1 million, and $0.8 million for each of the years ended August 31, 2020, 2019, and 2018, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2020:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2019	37,429	$85.10
Granted	22,715	102.28
Forfeited / cancelled	(6,216)	80.06
Performance stock units outstanding at August 31, 2020	53,928	$101.29

Performance stock units outstanding as of August 31, 2019 and issued prior to fiscal 2019 include performance goals based upon revenue growth and a return on net assets during the performance period.  The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock.  Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  The Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  If defined performance goals are not met, no compensation cost will be recognized and any previously recognized compensation expense will be reversed.  In fiscal 2020, 2019, and 2018, no performance stock units vested.

Performance stock units outstanding as of August 31, 2020 and issued during fiscal 2020 and 2019 include performance goals based on a return on net assets and total shareholder return (TSR) relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  For the return on net assets portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  For the TSR portion of the award, compensation expense is recorded ratably over the three year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted in fiscal 2020 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

Expected term (years)	3
Risk-free interest rate	1.5%
Volatility	29.5%
Dividend yield	1.3%

Note 21 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2020. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2020.

Note 22 – Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
Year ended August 31, 2020
Operating revenues	$109,393	$113,788	$123,106	$128,405
Cost of operating revenues	$75,319	$80,382	$83,410	$83,038
Earnings before income taxes	$11,255	$6,867	$12,265	$18,456
Net earnings	$8,345	$5,516	$10,094	$14,674
Diluted net earnings per share	$0.77	$0.51	$0.93	$1.35
Year ended August 31, 2019
Operating revenues	$111,951	$109,182	$121,054	$101,885
Cost of operating revenues	$83,303	$84,708	$91,055	$70,398
Earnings (loss) before income taxes	$1,681	$(5,068)	$3,229	$2,265
Net earnings (loss)	$1,212	$(3,440)	$2,897	$1,503
Diluted net earnings (loss) per share	$0.11	$(0.32)	$0.27	$0.14

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure the information required to be disclosed is accumulated and communicated to management, including principal executives and financial officers, as appropriate to allow timely decisions regarding required disclosures.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in the Company’s Form 10-K for the year ended August 31, 2019, management identified a material weakness related to ineffective internal control over indirect tax credits in a foreign jurisdiction.

Management has completed its implementation of new controls focused on the valuation of the tax credits.  During the fourth quarter of fiscal year 2020, the Company completed its testing of the design and implementation of the new controls.  As a result, as of August 31, 2020, management concluded that the Company had remediated the previously reported material weakness in internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2020.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting.  The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

Other than the remediation of the previously identified material weakness described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 22, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
October 22, 2020

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2020.  Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Out Executive Officers” which is included therein accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers).  The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website.  In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.  No waivers were provided for the fiscal year ended August 31, 2020.

ITEM 11 — Executive Compensation

The information required by this Item 11 is incorporated by reference to the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” Compensation Committee Report,” “Pay Ratio Information,” “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference to the discussion responsive thereto under the caption “Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers” in the Proxy Statement.

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2020 (there were no equity compensation plans not approved by security holders as of August 31, 2020):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	253,857	$90.56	316,093
Total	253,857	$90.56	316,093

(1)

Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans.  While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.

(2)

Column (a) includes (i) 53,928 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2020, and (ii) 67,785 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2020.  The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met.  Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance.  The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements.  Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the discussion responsive thereto under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2020, 2019, and 2018

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2020:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$2,635	589	—	444	$2,780
Deferred tax asset valuation allowance (2)	3,759	83	—	624	3,218
Year ended August 31, 2019:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$3,585	—	—	950	$2,635
Deferred tax asset valuation allowance (2)	3,562	197	—	—	3,759
Year ended August 31, 2018:
Deducted in the balance sheet from the
Valuation
Allowance for doubtful accounts (1)	$7,447	744	—	4,606	$3,585
Deferred tax asset valuation allowance (2)	2,804	758	—	—	3,562

(1)	Deductions consist of uncollectible items reserved, less recoveries of items previously reserved.
(2)	Additions and deductions consist of changes to deferred tax assets not expected to be realized.

(a)(3) Exhibits.  The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

(b) See Exhibit Listing below.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
4.2	Description of the Registrant’s Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on October 31, 2019.
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
10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2020 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019.†

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

10.13*	Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood. †
10.14	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.15	Employment Agreement, dated July 17, 2017, between the Company and Timothy Hassinger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017.†
10.16

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.17*	Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto. †
21*	Subsidiaries of the Company
23*	Consent of KPMG LLP

24*	The Power of Attorney authorizing Timothy Hassinger to sign the Annual Report on Form 10‑K for fiscal 2020 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October, 2020.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of October, 2020.

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