Form 10-Q
period 2020-11-30
LINDSAY CORP
filed 2021-01-07
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of January 4, 2021, 10,865,246 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2020	November 30, 2019
Operating revenues	$108,485	$109,393
Cost of operating revenues	77,077	75,319
Gross profit	31,408	34,074

Operating expenses:
Selling expense	7,331	6,492
General and administrative expense	13,452	11,804
Engineering and research expense	3,090	3,502
Total operating expenses	23,873	21,798

Operating income	7,535	12,276

Other (expense) income:
Interest expense	(1,201)	(1,186)
Interest income	303	615
Other income (expense), net	246	(450)
Total other (expense) income	(652)	(1,021)

Earnings before income taxes	6,883	11,255

Income tax (benefit) expense	(212)	2,910

Net earnings	$7,095	$8,345

Earnings per share:
Basic	$0.65	$0.77
Diluted	$0.65	$0.77

Shares used in computing earnings per share:
Basic	10,845	10,795
Diluted	10,888	10,828

Cash dividends declared per share	$0.32	$0.31

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2020	November 30, 2019
Net earnings	$7,095	$8,345
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	43	43
Foreign currency translation adjustment, net of hedging activities and tax	1,384	(293)
Unrealized loss on marketable securities, net of tax	(32)	—
Total other comprehensive income (loss), net of tax (benefit) expense of ($32), and $76, respectively	1,395	(250)
Total comprehensive income	$8,490	$8,095

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2020	November 30, 2019	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$126,802	$120,910	$121,403
Marketable securities	19,624	—	19,511
Receivables, net of allowance of $2,960, $2,785, and $2,780, respectively	74,909	79,317	84,604
Inventories, net	114,278	97,284	104,792
Assets held-for-sale	—	2,744	—
Other current assets, net	20,837	16,376	17,625
Total current assets	356,450	316,631	347,935

Property, plant, and equipment:
Cost	212,725	193,000	208,107
Less accumulated depreciation	(131,430)	(122,695)	(128,526)
Property, plant, and equipment, net	81,295	70,305	79,581

Intangibles, net	22,817	23,739	23,477
Goodwill	68,027	64,358	68,004
Operating lease right-of-use assets	26,008	25,764	27,457
Deferred income tax assets	9,924	9,902	9,935
Other noncurrent assets	10,681	16,112	14,137
Total assets	$575,202	$526,811	$570,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,263	$30,097	$29,554
Current portion of long-term debt	214	210	195
Other current liabilities	65,910	54,494	72,646
Total current liabilities	102,387	84,801	102,395

Pension benefits liabilities	6,293	5,948	6,374
Long-term debt	115,641	115,805	115,682
Operating lease liabilities	24,863	25,323	25,862
Deferred income tax liabilities	902	845	889
Other noncurrent liabilities	21,215	21,089	20,806
Total liabilities	271,301	253,811	272,008

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,948, 18,897, and 18,918 shares issued, respectively	18,948	18,897	18,918
Capital in excess of stated value	78,026	71,706	77,686
Retained earnings	503,342	479,732	499,724
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(19,177)	(20,097)	(20,572)
Total shareholders' equity	303,901	273,000	298,518
Total liabilities and shareholders' equity	$575,202	$526,811	$570,526

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	8,345	—	—	8,345
Other comprehensive loss	—	—	—	—	—	—	(250)	(250)
Total comprehensive income	—	—	—	—	—	—	—	8,095
Cash dividends ($.31 per share)	—	—	—	—	(3,353)	—	—	(3,353)
Issuance of common shares under share compensation plans, net	27	—	27	(1,138)	—	—	—	(1,111)
Share-based compensation expense	—	—	—	1,160	—	—	—	1,160
Balance at November 30, 2019	18,897	8,083	$18,897	$71,706	$479,732	$(277,238)	$(20,097)	$273,000

Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	7,095	—	—	7,095
Other comprehensive income	—	—	—	—	—	—	1,395	1,395
Total comprehensive income	—	—	—	—	—	—	—	8,490
Cash dividends ($.32 per share)	—	—	—	—	(3,477)	—	—	(3,477)
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common shares under share compensation plans, net	30	—	30	(1,243)	—	—	—	(1,213)
Share-based compensation expense	—	—	—	1,583	—	—	—	1,583
Balance at November 30, 2020	18,948	8,083	$18,948	$78,026	$503,342	$(277,238)	$(19,177)	$303,901

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,095	$8,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,140	4,748
Provision for uncollectible accounts receivable	158	248
Deferred income taxes	140	1,987
Share-based compensation expense	1,583	1,160
Foreign currency transaction (gain) loss	(203)	668
Other, net	36	(294)
Changes in assets and liabilities:
Receivables	8,896	(4,122)
Inventories	(8,294)	(4,931)
Other current assets	(3,068)	(2,466)
Accounts payable	7,286	725
Other current liabilities	(7,146)	(1,901)
Other noncurrent assets and liabilities	3,750	(2,626)
Net cash provided by operating activities	15,373	1,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(5,614)	(4,322)
Purchases of marketable securities available-for-sale	(3,844)	—
Proceeds from maturities of marketable securities available-for-sale	3,616	—
Proceeds from settlement of net investment hedges	—	1,092
Other investing activities, net	—	24
Net cash used in investing activities	(5,842)	(3,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	56	—
Common stock withheld for payroll tax obligations	(1,269)	(1,111)
Principal payments on long-term debt	(35)	(52)
Dividends paid	(3,477)	(3,353)
Net cash used in financing activities	(4,725)	(4,516)

Effect of exchange rate changes on cash and cash equivalents	593	(113)
Net change in cash and cash equivalents	5,399	(6,294)
Cash and cash equivalents, beginning of period	121,403	127,204
Cash and cash equivalents, end of period	$126,802	$120,910

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$418	$(56)
Interest paid	$77	$67

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K.  Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

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

Recent Accounting Guidance Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issues ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill; rather, an entity will measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. The Company adopted this in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2020 is as follows:

	Three months ended
	November 30, 2020
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$80,060	$15,452	$95,512
Over time	7,296	1,639	8,935
Revenue from the contracts with customers	87,356	17,091	104,447

Lease revenue	—	4,038	4,038
Total operating revenues	$87,356	$21,129	$108,485

	Three months ended
	November 30, 2019
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$73,818	$21,162	$94,980
Over time	9,509	2,125	11,634
Revenue from the contracts with customers	83,327	23,287	106,614

Lease revenue	—	2,779	2,779
Total operating revenues	$83,327	$26,066	$109,393

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $11.3 million at November 30, 2020.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2020, November 30, 2019, and August 31, 2019, contract assets amounted to $1.2 million, $1.2 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2020, November 30, 2019, and August 31, 2019, contract liabilities amounted to $21.3 million, $14.7 million, and $19.6 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2020 and 2019, the Company recognized $6.5 million and $6.4 million of revenue that were included in the liabilities as of August 31, 2020 and 2019, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

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

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2020 and November 30, 2019:
	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2020	November 30, 2019
Numerator:
Net earnings	$7,095	$8,345

Denominator:
Weighted average shares outstanding	10,845	10,795
Diluted effect of stock awards	43	33
Weighted average shares outstanding assuming dilution	10,888	10,828

Basic net earnings per share	$0.65	$0.77
Diluted net earnings per share	$0.65	$0.77

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

	Three months ended
(Units and options in thousands)	November 30, 2020	November 30, 2019
Restricted stock units	—	19
Stock options	79	—
Performance stock units	10	20

Note 4 – Income Taxes

The Company recorded income tax benefit of $0.2 million for the three months ended November 30, 2020 and income tax expense of $2.9 million for the three months ended November 30, 2019.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 23.8 percent and 25.8 percent for the three months ended November 30, 2020 and 2019, respectively. The decrease in the estimated annual effective income tax rate from November 2019 to November 2020 relates primarily to the change in earnings mix among foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $1.8 million for the three months ended November 30, 2020, which included a benefit of $1.7 million related to the release of a valuation allowance primarily related to net operating loss carryforwards in a foreign jurisdiction that are now expected be realizable. The tax effects of discrete items did not have a significant impact on income tax expense for the three months ended November 30, 2019.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2020, November 30, 2019, and August 31, 2020:

($ in thousands)	November 30, 2020	November 30, 2019	August 31, 2020
Raw materials and supplies	$52,374	$47,266	$51,205
Work in process	8,041	6,235	6,464
Finished goods and purchased parts, net	58,284	51,908	51,684
Total inventory value before LIFO adjustment	118,699	105,409	109,353
Less adjustment to LIFO value	(4,421)	(8,125)	(4,561)
Inventories, net	$114,278	$97,284	$104,792

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2020	November 30, 2019	August 31, 2020
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,309	1,519	1,344
Total debt	116,309	116,519	116,344
Less current portion	(214)	(210)	(195)
Less unamortized debt issuance costs	(454)	(504)	(467)
Total long-term debt	$115,641	$115,805	$115,682

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$214
2 years	218
3 years	222
4 years	227
5 years	231
Thereafter	115,197
$116,309

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2020, November 30, 2019, and August 31, 2020. There were no transfers between any levels for the periods presented.

	November 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$126,802	$—	$—	$126,802
Marketable securities:
Corporate bonds	—	14,564	—	14,564
U.S. treasury securities	—	5,060	—	5,060
Earn-out liability	—	—	(1,112)	(1,112)

	November 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$120,910	$—	$—	$120,910
Derivative assets	—	13	—	13
Derivative liabilities	—	(115)	—	(115)

	August 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,403	$—	$—	$121,403
Marketable securities:
Corporate bonds	—	14,426	—	14,426
U.S. treasury securities	—	5,085	—	5,085
Derivative assets	—	21	—	21
Earn-out liability	—	—	(1,112)	(1,112)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of November 30, 2020, approximately 72% of the Company’s marketable securities investments mature within one year and 28% mature within one to three years.

The Company’s earn-out liability relates to its acquisition of Net Irrigate, LLC during the third quarter of fiscal 2020. The value of the earn-out liability is based on active customers one year subsequent to the closing date. The fair value of this earn-out payment was calculated using the weighted average probability for each potential outcome and has a maximum potential payout of $1.5 million.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2020 or November 30, 2019.

Note 8 – Commitments and Contingencies

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE.  Based on guidance from third-party environmental experts and the preliminary discussions with the regulatory agencies, the Company anticipates that a definitive plan will not be agreed upon until the latter half of fiscal 2021 or later.  An increase to the liability of $1.0 million was recorded within general and administrative expense on the condensed consolidated statement of earnings in the fourth quarter of fiscal 2020. Of the total liability, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the plan has not formally been approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including (1) EPA input on the proposed remediation plan and any changes which it may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2020, November 30, 2019, and August 31, 2020:

($ in thousands)	November 30, 2020	November 30, 2019	August 31, 2020
Other current liabilities	$1,105	$1,243	$1,115
Other noncurrent liabilities	15,021	14,548	15,030
Total environmental remediation liabilities	$16,126	$15,791	$16,145

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2020	November 30, 2019
Product warranty accrual balance, beginning of period	$10,765	$8,960
Liabilities accrued for warranties during the period	1,734	1,480
Warranty claims paid during the period	(1,641)	(1,652)
Product warranty accrual balance, end of period	$10,858	$8,788

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.7 million and $1.2 million for the three months ended November 30, 2020 and 2019, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2020 and 2019, respectively:

	Three months ended
	November 30, 2020		November 30, 2019
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	35,168	$30.68	44,347	$24.18
RSUs	26,314	$106.72	30,235	$90.73
PSUs	19,533	$125.23	22,715	$102.28

The RSUs granted during the three months ended November 30, 2020 and 2019 consisted of 2,162 and 2,730, respectively, of awards that will be settled in cash. The weighted average stock price on the date of grant was $110.21 and $94.36 per award for the three months ended November 30, 2020 and 2019, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.3 million and $1.1 million for the three month periods ended November 30, 2020 and 2019, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2020 and 2019:

	Three months ended November 30,
	2020	2019
Weighted-average dividend yield	1.2%	1.3%
Weighted-average volatility	32.8%	28.4%
Risk-free interest rate	0.5%	1.6%
Weighted-average expected life	6 years	6 years

The PSUs granted during fiscal 2021 include performance goals based on a return on net assets and total shareholder return (TSR) relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  For the return on net assets portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2020 and 2019 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2020	2019
Expected term (years)	3	3
Risk-free interest rate	0.2%	1.5%
Volatility	38.6%	29.5%
Dividend yield	1.2%	1.3%

Note 11 – Other Current Liabilities

($ in thousands)	November 30, 2020	November 30, 2019	August 31, 2020
Other current liabilities:
Contract liabilities	$18,497	$13,280	$17,296
Compensation and benefits	13,759	11,400	20,945
Warranties	10,858	8,788	10,765
Operating lease liabilities	5,004	4,200	5,123
Dealer related liabilities	3,696	3,536	3,664
Deferred revenue - lease	3,165	2,431	1,822
Accrued insurance	1,253	1,555	1,348
Accrued environmental liabilities	1,105	1,243	1,115
Tax related liabilities	443	2,400	3,726
Other	8,130	5,661	6,842
Total other current liabilities	$65,910	$54,494	$72,646

Note 12 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2020 and November 30, 2019 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2020.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment sales, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2020 and 2019.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems and large diameter steel tubing as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial IoT solutions.   The irrigation reporting segment consists of one operating segment.

Infrastructure – This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

Certain immaterial reclassifications have been made to the prior year operating results to conform with current year presentation, as revenues and operating income from certain product lines previously included within the infrastructure reporting segment are now included within the irrigation reporting segment.

	Three months ended
($ in thousands)	November 30, 2020	November 30, 2019
Operating revenues:
Irrigation:
North America	$52,790	$53,588
International	34,566	29,739
Irrigation total	87,356	83,327
Infrastructure	21,129	26,066
Total operating revenues	$108,485	$109,393

Operating income:
Irrigation	$10,633	$9,784
Infrastructure	4,256	8,741
Corporate	(7,354)	(6,249)
Total operating income	7,535	12,276

Interest and other expense, net	(652)	(1,021)
Earnings before income taxes	$6,883	$11,255

($ in thousands)	November 30, 2020	November 30, 2019	August 31, 2020
Total assets:
Irrigation	$331,045	$305,928	$307,537
Infrastructure	88,995	84,813	113,111
Corporate	155,162	136,070	149,878
	$575,202	$526,811	$570,526

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.  Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated.  Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2020, as well as other risks and uncertainties not now anticipated.  The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time.  Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 coronavirus disease (COVID-19) a global pandemic. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. In addition, the pandemic has not had a significant effect on demand for the Company’s irrigation or infrastructure products.

The ultimate impact of COVID-19 on the Company’s business, results of operations, or cash flows remains uncertain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; mutations of COVID-19; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, distribute and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders. As such, the full financial impact of COVID-19 on the Company’s business is difficult to estimate.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2020.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2020.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2020 were $108.5 million, a decrease of 1 percent compared to $109.4 million for the three months ended November 30, 2019.  Irrigation segment revenues increased 5 percent to $87.4 million and infrastructure segment revenues decreased 19 percent to $21.1 million.  Net earnings for the three months ended November 30, 2020 were $7.1 million, or $0.65 per diluted share, compared to net earnings of $8.3 million, or $0.77 per diluted share, for the three months ended November 30, 2019.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of November 2020, U.S. corn prices have increased approximately 15 percent and U.S. soybean prices have increased approximately 29 percent from November 2019. The increase in these commodity prices resulted from lower crop production due to adverse weather conditions in certain parts of the U.S. coupled with higher demand coming from an increase in corn and soybean purchases by China.

•

Net farm income – As of December 2020, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2020 net farm income to be $119.6 billion, an increase of 43 percent from the USDA’s estimated U.S. 2019 net farm income of $83.6 billion.  This increase is a result of projected increases in cash receipts for crops and from higher Federal government direct farm program payments through the expansion of the Coronavirus Food Assistance Program (“CFAP”). CFAP was designed to provide direct assistance to farmers affected by price declines and market disruptions caused by the coronavirus pandemic.

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
•

The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018. The Farm Bill continues many of the programs that were in the Agricultural Act of 2014, which expired in September 2018.  Such programs are designed to provide a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.

•

The U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  The U.S. Environmental Protection Agency (“EPA”) missed the November 30, 2020 deadline to finalize Renewable Fuels Standard (RFS) volume requirements for 2021. In explaining the delay, the EPA pointed to a steep decline in gasoline sales during the coronavirus pandemic, making it difficult to forecast demand in 2021.

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

The infrastructure business is dependent to some extent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the “FAST Act”) to fund highway and bridge projects.  The FAST Act was scheduled to expire in September 2020, however Congress reauthorized a one year extension.  This extension includes an additional $13.6 billion added to the Highway Trust Fund, which finances most government spending for highways and mass transit.  In addition, the Federal Highway Administration has changed highway safety product certification requirements. The change has required additional research and development spending and could have an impact on the competitive positioning of the Company’s highway safety products.  In spite of government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

The backlog of unshipped orders at November 30, 2020 was $89.2 million compared with $69.2 million at November 30, 2019.  Included in these backlogs are amounts of $5.4 million and $5.2 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The increase in backlog is primarily attributable to higher order activity in North America irrigation. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2020 compared to the Three Months ended November 30, 2019

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2020 and 2019.  It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	November 30, 2020	November 30, 2019	Increase (Decrease)
Consolidated
Operating revenues	$108,485	$109,393	-1%
Gross profit	$31,408	$34,074	-8%
Gross margin	29.0%	31.1%

Operating expenses (1)	$23,873	$21,798	10%
Operating income	$7,535	$12,276	-39%
Operating margin	6.9%	11.2%

Other expense, net	$(652)	$(1,021)	-36%
Income tax expense	$(212)	$2,910	-107%
Overall income tax rate	-3.1%	25.9%
Net earnings	$7,095	$8,345	-15%

Irrigation Segment
Segment operating revenues	$87,356	$83,327	5%
Segment operating income	$10,633	$9,784	9%
Segment operating margin	12.2%	11.7%

Infrastructure Segment
Segment operating revenues	$21,129	$26,066	-19%
Segment operating income	$4,256	$8,741	-51%
Segment operating margin	20.1%	33.5%

(1)	Includes $7.4 million and $6.2 million of corporate operating expenses for the three months ended November 30, 2020 and 2019, respectively.

Revenues

Operating revenues for the three months ended November 30, 2020 decreased 1 percent to $108.5 million from $109.4 million for the three months ended November 30, 2019, as irrigation revenues increased $4.1 million and infrastructure revenues decreased $5.0 million.  The irrigation segment provided 81 percent of the Company’s revenue during the three months ended November 30, 2020 as compared to 76 percent for the three months ended November 30, 2019.

North America irrigation revenues for the three months ended November 30, 2020 of $52.8 million decreased $0.8 million, or 2 percent, from $53.6 million for the three months ended November 30, 2019. The decrease resulted primarily from lower engineering services revenue related to a project in the prior year that did not repeat that was partially offset by higher irrigation equipment unit volume.

International irrigation revenues for the three months ended November 30, 2020 of $34.6 million increased $4.8 million, or 16 percent, from $29.7 million for the three months ended November 30, 2019. The increase resulted from higher unit sales volumes in several regions which were partially offset by the unfavorable effects of foreign currency translation of approximately $2.4 million compared to the prior year first quarter.

Infrastructure segment revenues for the three months ended November 30, 2020 of $21.1 million decreased $5.0 million, or 19 percent, from $26.1 million for the three months ended November 30, 2019.  The decrease resulted primarily from a large order delivered in the prior year that did not repeat and from lower road construction activity in the current year.

Gross Profit

Gross profit for the three months ended November 30, 2020 of $31.4 million decreased 8 percent from $34.1 million for the three months ended November 30, 2019.  Gross margin of 29.0 percent of sales for the three months ended November 30, 2020 decreased compared with 31.1 percent of sales for the three months ended November 30, 2019. Gross margin decreased primarily from a decrease in higher margin infrastructure revenues.

Operating Expenses

Operating expenses of $23.9 million for the three months ended November 30, 2020 increased $2.0 million, or 10 percent, compared with $21.8 million for the three months ended November 30, 2019. The increase resulted from higher sales and marketing expense related to new product launches, increased incentive compensation expense and higher health and medical costs.

Other Expense, net

Other expense for the three months ended November 30, 2020 decreased $0.3 million compared to the three months ended November 30, 2019. The change resulted primarily from lower foreign currency transaction losses.

Income Taxes

The Company recorded an income tax benefit of $0.2 million for the three months ended November 30, 2020 and income tax expense of $2.9 million for the three months ended November 30, 2019.  The effective income tax rate was (3.1) percent and 25.9 percent for the three months ended November 30, 2020 and 2019, respectively.  The current period includes a benefit of $1.7 million related to the release of a valuation allowance primarily related to net operating loss carryforwards in a foreign jurisdiction that are now expected be realizable.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $146.4 million at November 30, 2020 compared with $120.9 million at November 30, 2019 and $140.9 million at August 31, 2020.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $41.3 million, $43.5 million, and $37.2 million as of November 30, 2020, November 30, 2019, and August 31, 2020, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $254.1 million at November 30, 2020, as compared with $231.8 million at November 30, 2019 and $245.5 million at August 31, 2020.  Cash provided by operating activities totaled $15.4 million during the three months ended November 30, 2020, compared to cash provided by operating activities of $1.5 million during the three months ended November 30, 2019.  This change was primarily due to more cash generated from changes in working capital, primarily receivables and accounts payable, compared to the same prior year period.

Cash flows used in investing activities totaled $5.8 million during the three months ended November 30, 2020 compared to $3.2 million during the three months ended November 30, 2019.  The current year period includes $5.6 million in purchases of property, plant, and equipment compared to $4.3 million in the same prior year period. The prior year period also included $1.1 million of cash received for the settlement of net investment hedges which did not repeat in the current year period.

Cash flows used in financing activities totaled $4.7 million during the three months ended November 30, 2020 compared to cash flows used in financing activities of $4.5 million during the three months ended November 30, 2019. The increase was primarily the result of higher dividends and increased proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2021 are expected to be between $15.0 million and $20.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2021, the Company paid a quarterly cash dividend to stockholders of $0.32 per common share, or $3.5 million, compared to a quarterly cash dividend of $0.31 per common share, or $3.4 million, in the first quarter of fiscal 2020.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the three months ended November 30, 2020 or 2019. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2020.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2020 and November 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At November 30, 2020, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.13 percent at November 30, 2020), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.15 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At November 30, 2020 and 2019, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (0.81 percent as of November 30, 2020).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K.  See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2020.

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

Part II – OTHER INFORMATION

ITEM 1 – Legal Proceedings

See the disclosure in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2021 Plan Year. † **
10.2	Employment Agreement, dated August 17, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on October 22, 2020. †
10.3

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 10, 2020. †

10.4

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on October 22, 2020. †

10.5

Consulting Agreement, dated November 9, 2020, between the Company and Timothy L. Hassinger, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 10, 2020. †

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of January 2021.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)