Form 10-Q
period 2021-02-28
LINDSAY CORP
filed 2021-04-06
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 2, 2021, 10,906,590 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating revenues	$143,577	$113,788	$252,062	$223,181
Cost of operating revenues	102,403	80,382	179,480	155,701
Gross profit	41,174	33,406	72,582	67,480

Operating expenses:
Selling expense	7,778	8,192	15,110	14,684
General and administrative expense	14,275	13,167	27,727	24,971
Engineering and research expense	3,312	3,405	6,402	6,907
Total operating expenses	25,365	24,764	49,239	46,562

Operating income	15,809	8,642	23,343	20,918

Other (expense) income:
Interest expense	(1,205)	(1,191)	(2,406)	(2,377)
Interest income	268	389	571	1,004
Other expense, net	(311)	(973)	(65)	(1,423)
Total other (expense) income	(1,248)	(1,775)	(1,900)	(2,796)

Earnings before income taxes	14,561	6,867	21,443	18,122

Income tax expense	2,685	1,351	2,472	4,261

Net earnings	$11,876	$5,516	$18,971	$13,861

Earnings per share:
Basic	$1.09	$0.51	$1.75	$1.28
Diluted	$1.08	$0.51	$1.74	$1.28

Shares used in computing earnings per share:
Basic	10,884	10,825	10,865	10,810
Diluted	10,981	10,857	10,934	10,843

Cash dividends declared per share	$0.32	$0.31	$0.64	$0.62

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net earnings	$11,876	$5,516	$18,971	$13,861
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	59	43	102	86
Foreign currency translation adjustment, net of hedging activities and tax	481	(895)	1,864	(1,188)
Unrealized gain (loss) on marketable securities, net of tax	(25)	61	(56)	61
Total other comprehensive income (loss), net of tax expense (benefit) of $20, ($449), ($12), and ($373), respectively	515	(791)	1,910	(1,041)
Total comprehensive income	$12,391	$4,725	$20,881	$12,820

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2021	February 29, 2020	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$110,775	$101,272	$121,403
Marketable securities	19,555	18,740	19,511
Receivables, net of allowance of $3,021, $2,597, and $2,780, respectively	94,211	80,468	84,604
Inventories, net	121,566	105,454	104,792
Other current assets, net	29,509	19,083	17,625
Total current assets	375,616	325,017	347,935

Property, plant, and equipment:
Cost	223,418	191,688	208,107
Less accumulated depreciation	(134,197)	(122,926)	(128,526)
Property, plant, and equipment, net	89,221	68,762	79,581

Intangibles, net	22,383	23,162	23,477
Goodwill	68,087	64,338	68,004
Operating lease right-of-use assets	20,173	27,257	27,457
Deferred income tax assets	10,347	10,162	9,935
Other noncurrent assets	10,821	15,632	14,137
Total assets	$596,648	$534,330	$570,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,934	$33,307	$29,554
Current portion of long-term debt	215	211	195
Other current liabilities	74,687	54,303	72,646
Total current liabilities	114,836	87,821	102,395

Pension benefits liabilities	6,182	5,868	6,374
Long-term debt	115,599	115,765	115,682
Operating lease liabilities	20,174	25,919	25,862
Deferred income tax liabilities	900	839	889
Other noncurrent liabilities	19,933	20,791	20,806
Total liabilities	277,624	257,003	272,008

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,990, 18,918, and 18,918 shares issued, respectively	18,990	18,918	18,918
Capital in excess of stated value	84,206	74,645	77,686
Retained earnings	511,728	481,890	499,724
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(18,662)	(20,888)	(20,572)
Total shareholders' equity	319,024	277,327	298,518
Total liabilities and shareholders' equity	$596,648	$534,330	$570,526

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	13,861	—	—	13,861
Other comprehensive loss	—	—	—	—	—	—	(1,041)	(1,041)
Total comprehensive income	—	—	—	—	—	—	—	12,820
Cash dividends ($.62) per share	—	—	—	—	(6,711)	—	—	(6,711)
Issuance of common shares under share compensation plans, net	48	—	48	386	—	—	—	434
Share-based compensation expense	—	—	—	2,575	—	—	—	2,575
Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327

Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	18,971	—	—	18,971
Other comprehensive income	—	—	—	—	—	—	1,910	1,910
Total comprehensive income	—	—	—	—	—	—	—	20,881
Cash dividends ($.64) per share	—	—	—	—	(6,967)	—	—	(6,967)
Issuance of common shares under share compensation plans, net	72	—	72	2,473	—	—	—	2,545
Share-based compensation expense	—	—	—	4,047	—	—	—	4,047
Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2019	18,897	8,083	$18,897	$71,706	$479,732	$(277,238)	$(20,097)	$273,000
Comprehensive income:
Net earnings	—	—	—	—	5,516	—	—	5,516
Other comprehensive income	—	—	—	—	—	—	(791)	(791)
Total comprehensive income	—	—	—	—	—	—	—	4,725
Cash dividends ($0.31) per share	—	—	—	—	(3,358)	—	—	(3,358)
Issuance of common shares under share compensation plans, net	21	—	21	1,524	—	—	—	1,545
Share-based compensation expense	—	—	—	1,415	—	—	—	1,415
Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327

Balance at November 30, 2020	18,948	8,083	$18,948	$78,026	$503,342	$(277,238)	$(19,177)	$303,901
Comprehensive income:
Net earnings	—	—	—	—	11,876	—	—	11,876
Other comprehensive income	—	—	—	—	—	—	515	515
Total comprehensive income	—	—	—	—	—	—	—	12,391
Cash dividends ($0.32) per share		—	—	—	(3,490)	—	—	(3,490)
Issuance of common shares under share compensation plans, net	42	—	42	3,716	—	—	—	3,758
Share-based compensation expense	—	—	—	2,464	—	—	—	2,464
Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,971	$13,861
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,878	9,418
Gain on sale of assets held-for-sale	—	(1,191)
Provision for uncollectible accounts receivable	246	213
Deferred income taxes	206	1,806
Share-based compensation expense	4,047	2,575
Unrealized foreign currency transaction (gain) loss	(754)	1,515
Other, net	1,804	(2,153)
Changes in assets and liabilities:
Receivables	(10,769)	(5,716)
Inventories	(16,245)	(14,153)
Other current assets	(9,492)	(4,539)
Accounts payable	10,962	3,540
Other current liabilities	334	(2,183)
Other noncurrent assets and liabilities	1,940	(5,178)
Net cash provided by (used in) operating activities	11,128	(2,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(16,556)	(5,335)
Proceeds from sale of property and equipment held-for-sale	—	3,955
Purchases of marketable securities available-for-sale	(8,313)	(19,978)
Proceeds from maturities of marketable securities available-for-sale	8,043	1,250
Other investing activities, net	(860)	1,092
Net cash used in investing activities	(17,686)	(19,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,814	1,545
Common stock withheld for payroll tax obligations	(1,269)	(1,111)
Principal payments on long-term debt	(88)	(104)
Dividends paid	(6,967)	(6,711)
Net cash used in financing activities	(4,510)	(6,381)

Effect of exchange rate changes on cash and cash equivalents	440	1,650
Net change in cash and cash equivalents	(10,628)	(25,932)
Cash and cash equivalents, beginning of period	121,403	127,204
Cash and cash equivalents, end of period	$110,775	$101,272

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$2,397	$2,294
Interest paid	$2,347	$2,334

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill; rather, an entity will measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. The Company adopted this in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 28, 2021 and February 29, 2020 is as follows:

	Three months ended			Three months ended
	February 28, 2021			February 29, 2020
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$110,814	$20,819	$131,633	$73,844	$17,334	$91,178
Over time	7,758	1,535	9,293	19,650	1,426	21,076
Revenue from the contracts with customers	118,572	22,354	140,926	93,494	18,760	112,254

Lease revenue	—	2,651	2,651	—	1,534	1,534
Total operating revenues	$118,572	$25,005	$143,577	$93,494	$20,294	$113,788

	Six months ended			Six months ended
	February 28, 2021			February 29, 2020
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$190,926	$36,269	$227,195	$147,661	$38,498	$186,159
Over time	15,003	3,174	18,177	29,159	3,550	32,709
Revenue from the contracts with customers	205,929	39,443	245,372	176,820	42,048	218,868

Lease revenue	—	6,690	6,690	—	4,313	4,313
Total operating revenues	$205,929	$46,133	$252,062	$176,820	$46,361	$223,181

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $6.8 million at February 28, 2021.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 28, 2021, February 29, 2020, and August 31, 2020, contract assets amounted to $1.2 million, $0.9 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 28, 2021, February 29, 2020, and August 31, 2020, contract liabilities amounted to $21.3 million, $13.4 million, and $19.6 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 28, 2021 and February 29 2020, the Company recognized $15.4 million and $12.6 million of revenue that were included in the liabilities as of August 31, 2020 and 2019, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2021 and February 29, 2020:
	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Numerator:
Net earnings	$11,876	$5,516	$18,971	$13,861

Denominator:
Weighted average shares outstanding	10,884	10,825	10,865	10,810
Diluted effect of stock awards	97	32	69	33
Weighted average shares outstanding assuming dilution	10,981	10,857	10,934	10,843

Basic net earnings per share	$1.09	$0.51	$1.75	$1.28
Diluted net earnings per share	$1.08	$0.51	$1.74	$1.28

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

	Three months ended		Six months ended
(Units and options in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Restricted stock units	—	4	—	11
Stock options	5	12	42	6
Performance stock units	3	—	6	10

Note 4 – Income Taxes

The Company recorded income tax expense of $2.7 million and $1.4 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and recorded income tax expense of $2.5 million and $4.3 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 23.7 percent and 23.5 percent for the six months ended February 28, 2021 and February 29, 2020, respectively.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $2.6 million for the six months ended February 28, 2021, which includes a benefit of $1.7 million related to the release of a valuation allowance primarily related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable. The tax effects of discrete items did not have a significant impact on income tax expense for the six months ended February 29, 2020.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2021, February 29, 2020, and August 31, 2020:

($ in thousands)	February 28, 2021	February 29, 2020	August 31, 2020
Raw materials and supplies	$62,404	$50,240	$51,205
Work in process	8,993	6,746	6,464
Finished goods and purchased parts, net	58,682	53,496	51,684
Total inventory value before LIFO adjustment	130,079	110,482	109,353
Less adjustment to LIFO value	(8,513)	(5,028)	(4,561)
Inventories, net	$121,566	$105,454	$104,792

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2021	February 29, 2020	August 31, 2020
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,256	1,467	1,344
Total debt	116,256	116,467	116,344
Less current portion	(215)	(211)	(195)
Less unamortized debt issuance costs	(442)	(491)	(467)
Total long-term debt	$115,599	$115,765	$115,682

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$215
2 years	219
3 years	224
4 years	228
5 years	232
Thereafter	115,138
$116,256

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2021, February 29, 2020, and August 31, 2020. There were no transfers between any levels for the periods presented.

	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$110,775	$—	$—	$110,775
Marketable securities:
Corporate bonds	—	15,501	—	15,501
U.S. treasury securities	—	4,054	—	4,054
Earn-out liability	—	—	(1,098)	(1,098)

	February 29, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$101,272	$—	$—	$101,272
Marketable securities:
Corporate bonds	—	14,555	—	14,555
U.S. treasury securities	—	4,185	—	4,185
Derivative assets	—	247	—	247

	August 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,403	$—	$—	$121,403
Marketable securities:
Corporate bonds	—	14,426	—	14,426
U.S. treasury securities	—	5,085	—	5,085
Derivative assets	—	21	—	21
Earn-out liability	—	—	(1,112)	(1,112)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of February 28, 2021, approximately 65% of the Company’s marketable securities investments mature within one year and 35% mature within one to three years.

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

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 28, 2021 or February 29, 2020.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE.  Based on guidance from third-party environmental experts and the preliminary discussions with the regulatory agencies, the Company anticipates that a definitive plan will not be agreed upon until the latter half of calendar 2021 or later.  An increase to the liability of $1.0 million was recorded within general and administrative expense on the condensed consolidated statement of earnings in the fourth quarter of fiscal 2020. Of the total liability, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 28, 2021, February 29, 2020, and August 31, 2020:

($ in thousands)	February 28, 2021	February 29, 2020	August 31, 2020
Other current liabilities	$1,105	$1,243	$1,115
Other noncurrent liabilities	15,017	14,396	15,030
Total environmental remediation liabilities	$16,122	$15,639	$16,145

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Product warranty accrual balance, beginning of period	$10,858	$8,788	$10,765	$8,960
Liabilities accrued for warranties during the period	2,247	2,135	3,981	3,616
Warranty claims paid during the period	(1,378)	(1,933)	(3,019)	(3,586)
Changes in estimates	59	—	59	—
Product warranty accrual balance, end of period	$11,786	$8,990	$11,786	$8,990

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $2.5 million and $1.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $4.2 million and $2.7 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

During the second quarter of fiscal 2021, the Company’s former chief executive officer retired and entered into a one-year consulting agreement to provide transition services. The agreement provided for the modification of all outstanding and unvested share-based payment awards held by the former chief executive officer to continue vesting according to their respective original vesting schedules for the duration of the consulting services. For the three months ended February 28, 2021, the Company recorded $1.5 million of incremental share-based compensation expense related to this modification.

Note 11 – Other Current Liabilities

($ in thousands)	February 28, 2021	February 29, 2020	August 31, 2020
Other current liabilities:
Contract liabilities	$19,982	$12,323	$17,296
Compensation and benefits	16,717	13,398	20,945
Warranties	11,786	8,990	10,765
Operating lease liabilities	3,965	4,790	5,123
Dealer related liabilities	3,873	3,681	3,664
Deferred revenue - lease	3,301	2,190	1,822
Tax related liabilities	2,033	1,709	3,726
Accrued insurance	1,320	1,624	1,348
Accrued environmental liabilities	1,105	1,243	1,115
Other	10,605	4,355	6,842
Total other current liabilities	$74,687	$54,303	$72,646

Note 12 – Share Repurchases

There were no shares repurchased during the three and six months ended February 28, 2021 and February 29, 2020 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2021.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 28, 2021 or February 29, 2020.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems and large diameter steel tubing as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial IoT, or “internet of things”, solutions. The irrigation reporting segment consists of one operating segment.

Infrastructure – This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

Certain immaterial reclassifications have been made to the prior year’s operating results to conform with the current year’s presentation, as revenues and operating income from certain product lines previously included within the infrastructure reporting segment are now included within the irrigation reporting segment.

	Three months ended		Six months ended
($ in thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating revenues:
Irrigation:
North America	$80,178	$67,088	$132,968	$120,675
International	38,394	26,406	72,961	56,145
Irrigation total	118,572	93,494	205,929	176,820
Infrastructure	25,005	20,294	46,133	46,361
Total operating revenues	$143,577	$113,788	$252,062	$223,181

Operating income:
Irrigation	$18,045	$10,084	$28,678	$19,867
Infrastructure	6,341	5,888	10,597	14,630
Corporate	(8,577)	(7,330)	(15,932)	(13,579)
Total operating income	15,809	8,642	23,343	20,918

Interest and other expense, net	(1,248)	(1,775)	(1,900)	(2,796)
Earnings before income taxes	$14,561	$6,867	$21,443	$18,122

($ in thousands)	February 28, 2021	February 29, 2020	August 31, 2020
Total assets:
Irrigation	$363,542	$318,689	$307,537
Infrastructure	87,542	82,608	113,111
Corporate	145,564	133,033	149,878
	$596,648	$534,330	$570,526

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

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 coronavirus disease (COVID-19) a global pandemic. This outbreak, which has continued to spread worldwide, has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. In addition, the pandemic has not had a material adverse effect on demand for the Company’s irrigation or infrastructure products; however, the timing of infrastructure revenue continues to be impacted by reduced road construction activity and delays in project implementations.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual

Report on Form 10-K for the Company’s fiscal year ended August 31, 2020.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no significant changes in the Company’s critical accounting policies during the six months ended February 28, 2021.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2021 were $143.6 million, an increase of 26 percent compared to $113.8 million for the three months ended February 29, 2020.  Irrigation segment revenues increased 27 percent to $118.6 million and infrastructure segment revenues increased 23 percent to $25.0 million.  Net earnings for the three months ended February 28, 2021 were $11.9 million, or $1.08 per diluted share, compared to net earnings of $5.5 million, or $0.51 per diluted share, for the three months ended February 29, 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of February 2021, U.S. corn prices have increased approximately 43 percent and U.S. soybean prices have increased approximately 54 percent from February 2020. The increase in these commodity prices resulted from lower production levels caused by unfavorable weather conditions coupled with higher demand coming primarily from an increase in corn and soybean exports to China.

•

Net farm income – As of February 2021, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2021 net farm income to be $111.4 billion, a decrease of eight percent from the USDA’s estimated U.S. 2020 net farm income of $121.1 billion.  The decrease is primarily related to a reduction in 2021 in Federal government direct farm program payments from the Coronavirus Food Assistance Program (“CFAP”) that increased government support in 2020.  Federal government direct farm program payments are estimated to return to more historical levels during 2021. A projected increase in cash receipts from crops and livestock is expected to offset a portion of the decrease in government support payments.

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

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  The U.S. Environmental Protection Agency (“EPA”) missed the November 30, 2020 deadline to finalize Renewable Fuels Standard (RFS) volume requirements for 2021. In explaining the delay, the EPA cited a steep decline in gasoline sales during the coronavirus pandemic, making it difficult to forecast demand in 2021.

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

The infrastructure business is dependent to some extent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the “FAST Act”) to fund highway and bridge projects.  The FAST Act was scheduled to expire in September 2020, however Congress reauthorized a one year extension.  This extension includes an additional $13.6 billion added to the Highway Trust Fund, which finances most government spending for highways and mass transit. A Federal COVID-19 relief bill signed December 27, 2020 includes $10 billion of emergency aid for state departments of transportation to help fund eligible projects. Despite government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

During the first six months of fiscal 2021, demand for irrigation equipment in the U.S. has increased significantly over the same prior year period due to improved farmer sentiment resulting from higher agricultural commodity prices and improved net farm income in 2020. Also, during this period there has been a significant increase in steel and other raw material costs as well as freight and logistics costs. This has created short-term pressure on operating margins until these increased costs can be fully covered by increases in selling prices. In addition, supply chain constraints impacting availability of raw materials and trucking resources have contributed to cost increases and have resulted in extended lead times for deliveries.

The backlog of unshipped orders at February 28, 2021 was $101.4 million compared with $104.4 million at February 29, 2020.  Included in these backlogs are amounts of $2.7 million and $5.5 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months.  The decrease in the total backlog is due to two large infrastructure orders in the prior year totaling $38.0 million that did not repeat, while order backlogs in North America and international irrigation are higher compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended February 28, 2021 compared to the Three Months ended February 29, 2020

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2021 and February 29, 2020.  It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)
Consolidated
Operating revenues	$143,577	$113,788	26%
Gross profit	$41,174	$33,406	23%
Gross margin	28.7%	29.4%

Operating expenses (1)	$25,365	$24,764	2%
Operating income	$15,809	$8,642	83%
Operating margin	11.0%	7.6%

Other expense, net	$(1,248)	$(1,775)	-30%
Income tax expense	$2,685	$1,351	99%
Overall income tax rate	18.4%	19.7%
Net earnings	$11,876	$5,516	115%

Irrigation Segment
Segment operating revenues	$118,572	$93,494	27%
Segment operating income	$18,045	$10,084	79%
Segment operating margin	15.2%	10.8%

Infrastructure Segment
Segment operating revenues	$25,005	$20,294	23%
Segment operating income	$6,341	$5,888	8%
Segment operating margin	25.4%	29.0%

(1)	Includes $8.6 million and $7.3 million of corporate operating expenses for the three months ended February 28, 2021 and February 29, 2020, respectively.

Revenues

Operating revenues for the three months ended February 28, 2021 increased 26 percent to $143.6 million from $113.8 million for the three months ended February 29, 2020, as irrigation revenues increased $25.1 million and infrastructure revenues increased $4.7 million.  The irrigation segment provided 83 percent of the Company’s revenue during the three months ended February 28, 2021 as compared to 82 percent for the three months ended February 29, 2020.

North America irrigation revenues for the three months ended February 28, 2021 of $80.2 million increased $13.1 million, or 19 percent, from $67.1 million for the three months ended February 29, 2020. The increase resulted primarily from higher irrigation equipment unit volume and slightly higher average selling prices. The increase was partially offset by revenue from engineering project services in the prior year that did not repeat.

International irrigation revenues for the three months ended February 28, 2021 of $38.4 million increased $12.0 million, or 45 percent, from $26.4 million for the three months ended February 29, 2020. The increase resulted from higher unit sales volumes in several international markets which were partially offset by the unfavorable effects of foreign currency translation of approximately $0.6 million compared to the prior year second quarter.

Infrastructure segment revenues for the three months ended February 28, 2021 of $25.0 million increased $4.7 million, or 23 percent, from $20.3 million for the three months ended February 29, 2020.  The increase resulted primarily from higher Road Zipper System sales and lease revenue.

Gross Profit

Gross profit for the three months ended February 28, 2021 of $41.2 million increased 23 percent from $33.4 million for the three months ended February 29, 2020. The increase in gross profit resulted primarily from higher irrigation equipment unit sales volume and was partially offset by the impact of higher raw material and freight costs. In addition, gross profit for the three months ended February 29, 2020 included a gain recorded in the infrastructure segment of $1.2 million on the sale of a building that had been held for sale. Gross margin was 28.7 percent of sales for the three months ended February 28, 2021 compared with 29.4 percent of sales for the three months ended February 29, 2020. Higher gross margin in the prior year was primarily due to the building sale gain.

Operating Expenses

Operating expenses of $25.4 million for the three months ended February 28, 2021 increased $0.6 million, or 2 percent, compared with $24.7 million for the three months ended February 29, 2020. The increase resulted from a one-time expense of $1.5 million in equity awards related to the retirement of the Company’s chief executive officer, which was partially offset by decreases in other areas such as travel.

Other Expense, net

Other expense for the three months ended February 28, 2021 decreased $0.5 million compared to the three months ended February 29, 2020. The change resulted primarily from lower foreign currency transaction losses.

Income Taxes

The Company recorded income tax expense of $2.7 million and $1.4 million for the three months ended February 28, 2021 and February 29, 2020, respectively.  The effective income tax rate was 18.4 percent and 19.7 percent for the three months ended February 28, 2021 and February 29, 2020, respectively.

For the Six Months ended February 28, 2021 compared to the Six Months ended February 29, 2020

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2021 and February 29, 2020.  It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Six months ended		Percent
($ in thousands)	February 28, 2021	February 29, 2020	Increase (Decrease)
Consolidated
Operating revenues	$252,062	$223,181	13%
Gross profit	$72,582	$67,480	8%
Gross margin	28.8%	30.2%

Operating expenses (1)	$49,239	$46,562	6%
Operating income	$23,343	$20,918	12%
Operating margin	9.3%	9.4%

Other expense, net	$(1,900)	$(2,796)	-32%
Income tax expense	$2,472	$4,261	-42%
Overall income tax rate	11.5%	23.5%
Net earnings	$18,971	$13,861	37%

Irrigation Segment
Segment operating revenues	$205,929	$176,820	16%
Segment operating income	$28,678	$19,867	44%
Segment operating margin	13.9%	11.2%

Infrastructure Segment
Segment operating revenues	$46,133	$46,361	0%
Segment operating income	$10,597	$14,630	-28%
Segment operating margin	23.0%	31.6%

(1)	Includes $15.9 million and $13.6 million of corporate operating expenses for the six months ended February 28, 2021 and February 29, 2020, respectively.

Revenues

Operating revenues for the six months ended February 28, 2021 increased 13 percent to $252.1 million from $223.2 million for the six months ended February 29, 2020, as irrigation revenues increased $29.1 million and infrastructure revenues decreased $0.3 million.  The irrigation segment provided 82 percent of the Company’s revenue during the six months ended February 28, 2021 as compared to 79 percent for the six months ended February 29, 2020.

North America irrigation revenues for the six months ended February 28, 2021 of $132.9 million increased $12.3 million, or 10 percent, from $120.7 million for the six months ended February 29, 2020. The increase resulted primarily from higher irrigation equipment unit sales volume. The increase was partially offset by revenue from engineering project services in the prior year that did not repeat.

International irrigation revenues for the six months ended February 28, 2021 of $73.0 million increased $16.8 million, or 30 percent, from $56.1 million for the six months ended February 29, 2020. The increase resulted from higher unit sales volumes in several international markets which were partially offset by the unfavorable effects of foreign currency translation of approximately $3.0 million compared to the six months ended February 29, 2020.

Infrastructure segment revenues for the six months ended February 28, 2021 of $46.1 million decreased $0.3 million or 0.5 percent from $46.3 million. The decrease resulted primarily from lower sales of road safety products due to lower road construction activity which was partially offset by higher Road Zipper System lease revenue.

Gross Profit

Gross profit for the six months ended February 28, 2021 of $72.6 million increased 8 percent from $67.5 million for the six months ended February 29, 2020. The increase in gross profit resulted primarily from higher irrigation equipment unit sales volume and was partially offset by the impact of higher raw material and freight costs. In addition, gross profit for the six months ended February 29, 2020 included a gain recorded in the infrastructure segment of $1.2 million on the sale of a building that had been held for sale. Gross margin was 28.8 percent of sales for the six months ended February 28, 2021 compared with 30.2 percent of sales for the six months ended February 29, 2020. Lower gross margin in the current year resulted primarily from a higher proportion of revenues coming from irrigation compared to the prior year, which have lower gross margin than infrastructure revenues. In addition, the prior year gross margin benefited from the building sale gain.

Operating Expenses

Operating expenses of $49.2 million for the six months ended February 28, 2021 increased $2.7 million, or 6 percent, compared with $46.6 million for the six months ended February 29, 2020. The increase resulted primarily from increased incentive compensation expense and a one-time expense of $1.5 million in equity awards related to the retirement of the Company’s chief executive officer. These increases were partially offset by decreases in other areas such as travel.

Other Expense, net

Other expense for the six months ended February 28, 2021 decreased $0.9 million compared to the six months ended February 29, 2020. The change resulted primarily from lower foreign currency transaction losses.

Income Taxes

The Company recorded income tax expense of $2.5 million and $4.3 million for the six months ended February 28, 2021 and February 29, 2020, respectively.  The effective income tax rate was 11.5 percent and 23.5 percent for the six months ended February 28, 2021 and February 29, 2020, respectively.  The six months ended February 28, 2021 include a benefit of $1.7 million related to the release of a valuation allowance primarily related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $130.3 million at February 28, 2021 compared with $120.0 million at February 29, 2020 and $140.9 million at August 31, 2020.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $35.8 million, $39.8 million, and $37.2 million as of February 28, 2021, February 29, 2020, and August 31, 2020, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $260.8 million at February 28, 2021, as compared with $237.2 million at February 29, 2020 and $245.5 million at August 31, 2020.  Cash provided by operating activities totaled $11.1 million during the six months ended February 28, 2021, compared to cash used in operating activities of $2.2 million during the six months ended February 29, 2020.  This change was primarily due to higher net earnings and more cash generated from changes in working capital, primarily accounts payable and other noncurrent assets and liabilities, compared to the same prior year period.

Cash flows used in investing activities totaled $17.7 million during the six months ended February 28, 2021 compared to $19.0 million during the six months ended February 29, 2020.  The current year period includes $16.6 million in purchases of property, plant, and equipment, compared to $5.3 million in the same prior year period. The increase includes $8.5 million to exercise a purchase option for the land and buildings related to the Company’s manufacturing operation in Turkey. The prior year period included cash outflows of $20.0 million related to the Company’s initial purchase of marketable securities.

Cash flows used in financing activities totaled $4.5 million during the six months ended February 28, 2021 compared to cash flows used in financing activities of $6.4 million during the six months ended February 29, 2020. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2021 are expected to be between $20.0 million and $25.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2021, the Company paid a quarterly cash dividend to stockholders of $0.32 per common share, or $3.5 million, compared to a quarterly cash dividend of $0.31 per common share, or $3.3 million, in the second quarter of fiscal 2020.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities

Exchange Act of 1934, as amended.  There were no shares repurchased during the six months ended February 28, 2021 or February 29, 2020. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2021.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2021 and February 29, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At February 28, 2021, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.09 percent at February 28, 2021), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.15 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At February 28, 2021 and February 29, 2020, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (0.81 percent as of February 28, 2021).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2021.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April 2021.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)