Form 10-Q
period 2021-05-31
LINDSAY CORP
filed 2021-07-01
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of June 28, 2021, 10,907,229 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating revenues	$161,936	$123,106	$413,998	$346,287
Cost of operating revenues	117,880	83,410	297,360	239,111
Gross profit	44,056	39,696	116,638	107,176

Operating expenses:
Selling expense	7,570	7,417	22,680	22,101
General and administrative expense	12,043	13,055	39,770	38,026
Engineering and research expense	3,102	3,396	9,504	10,303
Total operating expenses	22,715	23,868	71,954	70,430

Operating income	21,341	15,828	44,684	36,746

Other (expense) income:
Interest expense	(1,178)	(1,197)	(3,584)	(3,574)
Interest income	227	408	798	1,412
Other expense, net	764	(2,774)	699	(4,197)
Total other (expense) income	(187)	(3,563)	(2,087)	(6,359)

Earnings before income taxes	21,154	12,265	42,597	30,387

Income tax expense	3,357	2,171	5,829	6,432

Net earnings	$17,797	$10,094	$36,768	$23,955

Earnings per share:
Basic	$1.63	$0.93	$3.38	$2.21
Diluted	$1.61	$0.93	$3.35	$2.21

Shares used in computing earnings per share:
Basic	10,907	10,835	10,879	10,818
Diluted	11,033	10,877	10,967	10,854

Cash dividends declared per share	$0.33	$0.32	$0.97	$0.94

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net earnings	$17,797	$10,094	$36,768	$23,955
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	51	43	153	129
Foreign currency translation adjustment, net of hedging activities and tax	1,858	(2,642)	3,722	(3,831)
Unrealized (loss) gain on marketable securities, net of tax	(10)	59	(66)	121
Total other comprehensive income (loss), net of tax expense of $127, $297, $115, and $670, respectively	1,899	(2,540)	3,809	(3,581)
Total comprehensive income	$19,696	$7,554	$40,577	$20,374

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2021	May 31, 2020	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$120,801	$102,474	$121,403
Marketable securities	19,663	19,012	19,511
Receivables, net of allowance of $3,145, $2,607, and $2,780, respectively	107,713	84,931	84,604
Inventories, net	136,601	113,301	104,792
Other current assets, net	32,947	19,469	17,625
Total current assets	417,725	339,187	347,935

Property, plant, and equipment:
Cost	230,205	198,180	208,107
Less accumulated depreciation	(137,688)	(125,353)	(128,526)
Property, plant, and equipment, net	92,517	72,827	79,581

Intangibles, net	21,893	24,053	23,477
Goodwill	68,134	67,635	68,004
Operating lease right-of-use assets	19,360	27,663	27,457
Deferred income tax assets	10,247	11,118	9,935
Other noncurrent assets	12,341	15,003	14,137
Total assets	$642,217	$557,486	$570,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,351	$35,310	$29,554
Current portion of long-term debt	216	195	195
Other current liabilities	94,589	71,712	72,646
Total current liabilities	144,156	107,217	102,395

Pension benefits liabilities	6,086	5,787	6,374
Long-term debt	115,557	115,723	115,682
Operating lease liabilities	19,369	26,333	25,862
Deferred income tax liabilities	881	835	889
Other noncurrent liabilities	19,995	18,633	20,806
Total liabilities	306,044	274,528	272,008

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 18,991, 18,918, and 18,918 shares issued, respectively	18,991	18,918	18,918
Capital in excess of stated value	85,257	76,188	77,686
Retained earnings	525,926	488,518	499,724
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(16,763)	(23,428)	(20,572)
Total shareholders' equity	336,173	282,958	298,518
Total liabilities and shareholders' equity	$642,217	$557,486	$570,526

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings	—	—	—	—	23,955	—	—	23,955
Other comprehensive loss	—	—	—	—	—	—	(3,581)	(3,581)
Total comprehensive income	—	—	—	—	—	—	—	20,374
Cash dividends ($.94) per share	—	—	—	—	(10,177)	—	—	(10,177)
Issuance of common shares under share compensation plans, net	48	—	48	386	—	—	—	434
Share-based compensation expense	—	—	—	4,118	—	—	—	4,118
Balance at May 31, 2020	18,918	8,083	$18,918	$76,188	$488,518	$(277,238)	$(23,428)	$282,958

Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	36,768	—	—	36,768
Other comprehensive income	—	—	—	—	—	—	3,809	3,809
Total comprehensive income	—	—	—	—	—	—	—	40,577
Cash dividends ($.97) per share	—	—	—	—	(10,566)	—	—	(10,566)
Issuance of common shares under share compensation plans, net	73	—	73	2,550	—	—	—	2,623
Share-based compensation expense	—	—	—	5,021	—	—	—	5,021
Balance at May 31, 2021	18,991	8,083	$18,991	$85,257	$525,926	$(277,238)	$(16,763)	$336,173

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 29, 2020	18,918	8,083	$18,918	$74,645	$481,890	$(277,238)	$(20,888)	$277,327
Comprehensive income:
Net earnings	—	—	—	—	10,094	—	—	10,094
Other comprehensive income	—	—	—	—	—	—	(2,540)	(2,540)
Total comprehensive income	—	—	—	—	—	—	—	7,554
Cash dividends ($0.32) per share	—	—	—	—	(3,466)	—	—	(3,466)
Issuance of common shares under share compensation plans, net	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	1,543	—	—	—	1,543
Balance at May 31, 2020	18,918	8,083	$18,918	$76,188	$488,518	$(277,238)	$(23,428)	$282,958

Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024
Comprehensive income:
Net earnings	—	—	—	—	17,797	—	—	17,797
Other comprehensive income	—	—	—	—	—	—	1,899	1,899
Total comprehensive income	—	—	—	—	—	—	—	19,696
Cash dividends ($0.33) per share		—	—	—	(3,599)	—	—	(3,599)
Issuance of common shares under share compensation plans, net	1	—	1	77	—	—	—	78
Share-based compensation expense	—	—	—	974	—	—	—	974
Balance at May 31, 2021	18,991	8,083	$18,991	$85,257	$525,926	$(277,238)	$(16,763)	$336,173

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,768	$23,955
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,688	14,146
Gain on sale of assets held-for-sale	—	(1,191)
Provision for uncollectible accounts receivable	304	466
Deferred income taxes	205	27
Share-based compensation expense	5,021	4,118
Unrealized foreign currency transaction (gain) loss	(1,934)	3,632
Other, net	(2,123)	1,575
Changes in assets and liabilities:
Receivables	(22,934)	(11,379)
Inventories	(28,612)	(23,765)
Other current assets	(14,025)	(6,681)
Accounts payable	20,828	5,385
Other current liabilities	20,149	14,485
Other noncurrent assets and liabilities	2,325	(8,810)
Net cash provided by operating activities	30,660	15,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(22,532)	(12,268)
Proceeds from sale of property and equipment held-for-sale	—	3,955
Purchases of marketable securities available-for-sale	(13,067)	(23,389)
Proceeds from maturities of marketable securities available-for-sale	12,592	4,320
Acquisition of business, net of cash acquired	—	(3,034)
Other investing activities, net	(1,960)	1,503
Net cash used in investing activities	(24,967)	(28,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,892	1,545
Common stock withheld for payroll tax obligations	(1,269)	(1,111)
Principal payments on long-term debt	(141)	(174)
Dividends paid	(10,566)	(10,177)
Net cash used in financing activities	(8,084)	(9,917)

Effect of exchange rate changes on cash and cash equivalents	1,789	(1,863)
Net change in cash and cash equivalents	(602)	(24,730)
Cash and cash equivalents, beginning of period	121,403	127,204
Cash and cash equivalents, end of period	$120,801	$102,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$2,929	$2,910
Interest paid	$2,402	$2,409

NONCASH INVESTING ACTIVITIES:
Earn-out liability related to business acquisition	$—	$1,195
Holdback related to business acquisition	$—	$300

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2021 and May 31, 2020 is as follows:

	Three months ended			Three months ended
	May 31, 2021			May 31, 2020
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$131,032	$16,790	$147,822	$84,356	$23,271	$107,627
Over time	9,143	1,383	10,526	11,145	1,871	13,016
Revenue from the contracts with customers	140,175	18,173	158,348	95,501	25,142	120,643

Lease revenue	—	3,588	3,588	—	2,463	2,463
Total operating revenues	$140,175	$21,761	$161,936	$95,501	$27,605	$123,106

	Nine months ended			Nine months ended
	May 31, 2021			May 31, 2020
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$321,960	$53,060	$375,020	$232,017	$61,769	$293,786
Over time	24,144	4,557	28,701	40,304	5,421	45,725
Revenue from the contracts with customers	346,104	57,617	403,721	272,321	67,190	339,511

Lease revenue	—	10,277	10,277	—	6,776	6,776
Total operating revenues	$346,104	$67,894	$413,998	$272,321	$73,966	$346,287

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $6.8 million at May 31, 2021.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2021 and 2020, and August 31, 2020, contract assets amounted to $1.5 million, $0.8 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2021, May 31, 2020, and August 31, 2020, contract liabilities amounted to $35.5 million, $16.9 million, and $19.6 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2021 and May 31, 2020, the Company recognized $16.7 million and $13.5 million of revenue that were included in the liabilities as of August 31, 2020 and 2019, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares.  Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2021 and 2020:
	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Numerator:
Net earnings	$17,797	$10,094	$36,768	$23,955

Denominator:
Weighted average shares outstanding	10,907	10,835	10,879	10,818
Diluted effect of stock awards	126	42	88	36
Weighted average shares outstanding assuming dilution	11,033	10,877	10,967	10,854

Basic net earnings per share	$1.63	$0.93	$3.38	$2.21
Diluted net earnings per share	$1.61	$0.93	$3.35	$2.21

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

	Three months ended		Nine months ended
(Units and options in thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Restricted stock units	—	3	—	9
Stock options	—	115	28	42
Performance stock units	—	—	4	7

Note 4 – Income Taxes

The Company recorded income tax expense of $3.4 million and $2.2 million for the three months ended May 31, 2021 and 2020 respectively, and recorded income tax expense of $5.8 million and $6.4 million for the nine months ended May 31, 2021 and 2020, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 21.4 percent and 23.6 percent for the nine months ended May 31, 2021 and 2020, respectively.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $3.3 million and $0.3 million for the nine months ended May 31, 2021 and 2020, respectively, The discrete items recorded in the nine months ended May 31, 2021 includes a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2021, May 31, 2020, and August 31, 2020:

($ in thousands)	May 31, 2021	May 31, 2020	August 31, 2020
Raw materials and supplies	$64,087	$50,820	$51,205
Work in process	9,440	7,819	6,464
Finished goods and purchased parts, net	71,414	59,496	51,684
Total inventory value before LIFO adjustment	144,941	118,135	109,353
Less adjustment to LIFO value	(8,340)	(4,834)	(4,561)
Inventories, net	$136,601	$113,301	$104,792

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2021	May 31, 2020	August 31, 2020
Series A Senior Notes	$115,000	$115,000	$115,000
Revolving Credit Facility	—	—	—
Elecsys Series 2006A Bonds	1,203	1,397	1,344
Total debt	116,203	116,397	116,344
Less current portion	(216)	(195)	(195)
Less unamortized debt issuance costs	(430)	(479)	(467)
Total long-term debt	$115,557	$115,723	$115,682

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$216
2 years	220
3 years	225
4 years	229
5 years	234
Thereafter	115,079
$116,203

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2021, May 31, 2020, and August 31, 2020. There were no transfers between any levels for the periods presented.

	May 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$120,801	$—	$—	$120,801
Marketable securities:
Corporate bonds	—	15,114	—	15,114
U.S. treasury securities	—	4,549	—	4,549
Earn-out liability	—	—	(1,098)	(1,098)

	May 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,474	$—	$—	$102,474
Marketable securities:
Corporate bonds	—	14,554	—	14,554
U.S. treasury securities	—	4,458	—	4,458
Derivative assets	—	909	—	909
Derivative liabilities	—	(528)	—	(528)
Earn-out liability	—	—	(1,195)	(1,195)

	August 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,403	$—	$—	$121,403
Marketable securities:
Corporate bonds	—	14,426	—	14,426
U.S. treasury securities	—	5,085	—	5,085
Derivative assets	—	21	—	21
Earn-out liability	—	—	(1,112)	(1,112)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income (loss) until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of May 31, 2021, approximately 69% of the Company’s marketable securities investments mature within one year and 31% mature within one to three years.

The Company’s earn-out liability relates to its acquisition of Net Irrigate, LLC during the third quarter of fiscal 2020 and has a maximum potential payout of $1.5 million.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2021.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2021, May 31, 2020, and August 31, 2020:

($ in thousands)	May 31, 2021	May 31, 2020	August 31, 2020
Other current liabilities	$971	$1,182	$1,115
Other noncurrent liabilities	15,155	14,257	15,030
Total environmental remediation liabilities	$16,126	$15,439	$16,145

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Product warranty accrual balance, beginning of period	$11,786	$8,990	$10,765	$8,960
Liabilities accrued for warranties during the period	2,883	2,744	6,864	6,360
Warranty claims paid during the period	(1,062)	(2,031)	(4,081)	(5,617)
Changes in estimates	—	110	59	110
Product warranty accrual balance, end of period	$13,607	$9,813	$13,607	$9,813

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company.  The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.0 million and $1.5 million for the three months ended May 31, 2021 and 2020, respectively, and $5.3 and $4.1 million for the nine months ended May 31, 2021 and 2020, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	May 31, 2021	May 31, 2020	August 31, 2020
Other current liabilities:
Contract liabilities	$34,072	$16,029	$17,296
Compensation and benefits	19,558	17,072	20,945
Warranties	13,607	9,813	10,765
Deferred revenue - lease	4,206	3,526	1,822
Operating lease liabilities	3,955	5,046	5,123
Dealer related liabilities	3,902	3,505	3,664
Tax related liabilities	3,547	6,733	3,726
Accrued insurance	1,068	1,462	1,348
Accrued environmental liabilities	971	1,182	1,115
Other	9,703	7,344	6,842
Total other current liabilities	$94,589	$71,712	$72,646

Note 12 – Share Repurchases

There were no shares repurchased during the three and nine months ended May 31, 2021 and 2020 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2021.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure.  The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes.  Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment.  There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2021 or 2020.

Irrigation - This reporting segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems and large diameter steel tubing as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial internet of things, or “IIoT”, solutions. The irrigation reporting segment consists of one operating segment.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating revenues:
Irrigation:
North America	$87,364	$62,895	$220,332	$183,570
International	52,811	32,606	125,772	88,751
Irrigation total	140,175	95,501	346,104	272,321
Infrastructure	21,761	27,605	67,894	73,966
Total operating revenues	$161,936	$123,106	$413,998	$346,287

Operating income:
Irrigation	$23,925	$15,417	$52,603	$35,282
Infrastructure	3,767	8,157	14,364	22,788
Corporate	(6,351)	(7,746)	(22,283)	(21,324)
Total operating income	21,341	15,828	44,684	36,746

Interest and other expense, net	(187)	(3,563)	(2,087)	(6,359)
Earnings before income taxes	$21,154	$12,265	$42,597	$30,387

($ in thousands)	May 31, 2021	May 31, 2020	August 31, 2020
Total assets:
Irrigation	$402,304	$313,216	$307,537
Infrastructure	92,436	105,832	113,111
Corporate	147,477	138,438	149,878
	$642,217	$557,486	$570,526

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

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 coronavirus disease (COVID-19) a global pandemic. This outbreak has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. The pandemic has not had a material adverse effect on demand for the Company’s irrigation or infrastructure products; however, the pandemic has resulted in a slowdown of road construction activity and delays in certain project implementations. As pandemic conditions improve and economic activity increases, the Company has experienced a number of supply chain challenges including increased lead times and availability of certain components, raw material inflation, and labor and logistics constraints.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies.  See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2020.  Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change.  There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2021.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2021 were $161.9 million, an increase of 32 percent compared to $123.1 million for the three months ended May 31, 2020.  Irrigation segment revenues increased 47 percent to $140.2 million and infrastructure segment revenues decreased 21 percent to $21.8 million.  Net earnings for the three months ended May 31, 2021 were $17.8 million, or $1.61 per diluted share, compared to net earnings of $10.1 million, or $0.93 per diluted share, for the three months ended May 31, 2020.

The Company’s irrigation revenues are highly dependent upon the need for irrigated agricultural crop production, which, in turn, depends upon many factors, including the following primary drivers:

•

Agricultural commodity prices – As of May 2021, U.S. corn prices have increased approximately 106 percent and U.S. soybean prices have increased approximately 80 percent from May 2020. The increase in these commodity prices resulted from lower production levels caused by unfavorable weather conditions coupled with higher demand coming primarily from an increase in corn and soybean exports to China.

•

Net farm income – As of February 2021, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2021 net farm income to be $111.4 billion, a decrease of eight percent from the USDA’s estimated U.S. 2020 net farm income of $121.1 billion.  The decrease is primarily related to a reduction in 2021 in Federal government direct farm program payments from the Coronavirus Food Assistance Program (“CFAP”) that increased government support in 2020.  Federal government direct farm program payments are estimated to return to more historical levels during 2021. A projected increase in cash receipts from crops and livestock is expected to offset a portion of the decrease in government support payments. Agricultural commodity prices have improved substantially since the February USDA estimate, supporting an improved outlook for 2021 farm income.

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

•

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel.  In May, 2021 the U.S. Environmental Protection Agency (“EPA”) announced that Renewable Fuels Standard (RFS) volume requirements for 2021 and 2022 are likely to be in line with those of 2020, as the EPA accounts for weaker fuel demand since the onset of the coronavirus pandemic.

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

During the first nine months of fiscal 2021, demand for irrigation equipment in the U.S. has increased significantly over the same prior year period due to improved farmer sentiment resulting from significant increases in agricultural commodity prices and an improved outlook for net farm income. Also, during this period there has been a significant increase in steel and other raw material costs as well as freight and logistics costs. This has created short-term pressure on operating margins until these increased costs can be fully covered by increases in selling prices. In addition, supply chain constraints impacting availability of raw materials and trucking resources have contributed to cost increases and have resulted in extended lead times for deliveries.

The backlog of unshipped orders at May 31, 2021 was $120.8 million compared with $78.6 million at May 31, 2020.  The irrigation backlog is higher compared to the prior year while the infrastructure backlog is lower due to two large orders in the prior year that did not repeat. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended May 31, 2021 compared to the Three Months ended May 31, 2020

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2021 and 2020.  It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	May 31, 2021	May 31, 2020	Increase (Decrease)
Consolidated
Operating revenues	$161,936	$123,106	32%
Gross profit	$44,056	$39,696	11%
Gross margin	27.2%	32.2%

Operating expenses (1)	$22,715	$23,868	-5%
Operating income	$21,341	$15,828	35%
Operating margin	13.2%	12.9%

Other expense, net	$(187)	$(3,563)	-95%
Income tax expense	$3,357	$2,171	55%
Overall income tax rate	15.9%	17.7%
Net earnings	$17,797	$10,094	76%

Irrigation Segment
Segment operating revenues	$140,176	$95,501	47%
Segment operating income	$23,925	$15,417	55%
Segment operating margin	17.1%	16.1%

Infrastructure Segment
Segment operating revenues	$21,760	$27,605	-21%
Segment operating income	$3,767	$8,157	-54%
Segment operating margin	17.3%	29.5%

(1)	Includes $6.4 million and $7.7 million of corporate operating expenses for the three months ended May 31, 2021 and 2020, respectively.

Revenues

Operating revenues for the three months ended May 31, 2021 increased 32 percent to $161.9 million from $123.1 million for the three months ended May 31, 2020, as irrigation revenues increased $44.7 million and infrastructure revenues decreased $5.8 million.  The irrigation segment provided 87 percent of the Company’s revenue during the three months ended May 31, 2021 as compared to 78 percent for the three months ended May 31, 2020.

North America irrigation revenues for the three months ended May 31, 2021 of $87.4 million increased $24.5 million, or 39 percent, from $62.9 million for the three months ended May 31, 2020. The increase resulted from a combination of higher irrigation equipment unit sales volume and higher average selling prices. The increase was partially offset by revenue from engineering project services in the prior year that did not repeat.

International irrigation revenues for the three months ended May 31, 2021 of $52.8 million increased $20.2 million, or 62 percent, from $32.6 million for the three months ended May 31, 2020. The increase resulted from higher prices and from higher unit sales volumes in several international markets, as well as favorable effects of foreign currency translation of approximately $2.3 million compared to the prior year third quarter.

Infrastructure segment revenues for the three months ended May 31, 2021 of $21.8 million decreased $5.8 million, or 21 percent, from $27.6 million for the three months ended May 31, 2020.  The decrease resulted from lower Road Zipper System sales, which were partially offset by higher Road Zipper System lease revenue and increased sales of road safety products.

Gross Profit

Gross profit for the three months ended May 31, 2021 of $44.1 million increased 11 percent from $39.7 million for the three months ended May 31, 2020. The increase in gross profit resulted primarily from higher irrigation equipment revenues that were partially offset by higher raw material and freight costs and lower infrastructure segment revenues. Gross margin was 27.2 percent of sales for the three months ended May 31, 2021 compared with 32.2 percent of sales for the three months ended May 31, 2020. Lower gross margin in the current year resulted primarily from a higher proportion of revenues coming from irrigation, which have lower gross margin than infrastructure revenues as compared to the prior year.

Operating Expenses

Operating expenses of $22.7 million for the three months ended May 31, 2021 decreased $1.2 million, or 5 percent, compared with $23.9 million for the three months ended May 31, 2020. The decrease resulted primarily from lower incentive compensation expense compared to the prior year. Other categories of operating expense did not differ materially from the prior year.

Other Expense, net

Other expense for the three months ended May 31, 2021 decreased $3.3 million compared to the three months ended May 31, 2020. The change resulted primarily from lower foreign currency transaction losses.

Income Taxes

The Company recorded income tax expense of $3.4 million and 2.2 million for the three months ended May 31, 2021 and 2020, respectively.  The effective income tax rate was 15.9 percent and 17.7 percent for the three months ended May 31, 2021 and 2020, respectively.

For the Nine Months ended May 31, 2021 compared to the Nine Months ended May 31, 2020

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2021 and 2020.  It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Nine months ended		Percent
($ in thousands)	May 31, 2021	May 31, 2020	Increase (Decrease)
Consolidated
Operating revenues	$413,998	$346,287	20%
Gross profit	$116,638	$107,176	9%
Gross margin	28.2%	31.0%

Operating expenses (1)	$71,954	$70,430	2%
Operating income	$44,684	$36,746	22%
Operating margin	10.8%	10.6%

Other expense, net	$(2,087)	$(6,359)	-67%
Income tax expense	$5,829	$6,432	-9%
Overall income tax rate	13.7%	21.2%
Net earnings	$36,768	$23,955	53%

Irrigation Segment
Segment operating revenues	$346,104	$272,321	27%
Segment operating income	$52,603	$35,282	49%
Segment operating margin	15.2%	13.0%

Infrastructure Segment
Segment operating revenues	$67,894	$73,966	-8%
Segment operating income	$14,364	$22,788	-37%
Segment operating margin	21.2%	30.8%

(1)	Includes $22.3 million and $21.3 million of corporate operating expenses for the nine months ended May 31, 2021 and 2020, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2021 increased 20 percent to $414.0 million from $346.3 million for the nine months ended May 31, 2020, as irrigation revenues increased $73.8 million and infrastructure revenues decreased $6.1 million.  The irrigation segment provided 84 percent of the Company’s revenue during the nine months ended May 31, 2021 as compared to 79 percent for the nine months ended May 31, 2020.

North America irrigation revenues for the nine months ended May 31, 2021 of $220.3 million increased $36.8 million, or 20 percent, from $183.5 million for the nine months ended May 31, 2020. The increase resulted from a combination of higher irrigation equipment unit sales volume and higher average selling prices. The increase was partially offset by revenue from engineering project services in the prior year that did not repeat.

International irrigation revenues for the nine months ended May 31, 2021 of $125.8 million increased $37.0 million, or 42 percent, from $88.8 million for the nine months ended May 31, 2020. The increase resulted from higher prices and higher unit sales volumes in most international markets which were partially offset by the unfavorable effects of foreign currency translation of approximately $2.3 million compared to the nine months ended May 31, 2021.

Infrastructure segment revenues for the nine months ended May 31, 2021 of $67.9 million decreased $6.1 million or 8 percent from $74.0 million. The decrease resulted primarily lower Road Zipper System sales, partially offset by higher Road Zipper System lease revenue and increased sales of road safety products.

Gross Profit

Gross profit for the nine months ended May 31, 2021 of $116.6 million increased 9 percent from $107.2 million for the nine months ended May 31, 2020. The increase in gross profit resulted primarily from higher irrigation equipment revenues that were partially offset by higher raw material and freight costs and lower infrastructure segment revenues. In addition, gross profit for the nine months ended May 31, 2021 included a gain recorded in the infrastructure segment of $1.2 million on the sale of a building that had been held for sale. Gross margin was 28.2 percent of sales for the nine months ended May 31, 2021 compared with 31.0 percent of sales for the nine months ended May 31, 2020. Lower gross margin in the current year resulted primarily from a higher proportion of irrigation revenues, which has lower gross margin than infrastructure revenues as compared to the prior year. In addition, the prior year gross margin benefited from the building sale gain.

Operating Expenses

Operating expenses of $72.0 million for the nine months ended May 31, 2021 increased $1.5 million, or 2 percent, compared with $70.4 million for the nine months ended May 31, 2020. The increase resulted primarily from increased incentive compensation expense and a one-time expense of $1.5 million in equity awards related to the retirement of the Company’s chief executive officer. These increases were partially offset by decreases in other areas such as travel. Other categories of operating expense did not differ materially from the prior year.

Other Expense, net

Other expense for the nine months ended May 31, 2021 decreased $4.3 million compared to the nine months ended May 31, 2020. The change resulted primarily from lower foreign currency transaction losses.

Income Taxes

The Company recorded income tax expense of $5.8 million and $6.4 million for the nine months ended May 31, 2021 and 2020, respectively.  The effective income tax rate was 13.7 percent and 21.2 percent for the nine months ended May 31, 2021 and 2020, respectively.  The nine months ended May 31, 2021 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $140.5 million at May 31, 2021 compared with $121.5 million at May 31, 2020 and $140.9 million at August 31, 2020.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases.  The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $43.1 million, $35.4 million, and $37.2 million as of May 31, 2021, May 31, 2020, and August 31, 2020, respectively.  The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $273.6 million at May 31, 2021, as compared with $232.0 million at May 31, 2020 and $245.5 million at August 31, 2020.  Cash provided by operating activities totaled $30.7 million during the nine months ended May 31, 2021, compared to cash provided by operating activities of $16.0 million during the nine months ended May 31, 2020.  This change was primarily due to higher net earnings and more cash generated from changes in working capital, primarily accounts payable and other noncurrent assets and liabilities, compared to the same prior year period.

Cash flows used in investing activities totaled $25.0 million during the nine months ended May 31, 2021 compared to $28.9 million during the nine months ended May 31, 2020.  The current year period includes $22.5 million in purchases of property, plant, and equipment, compared to $12.3 million in the same prior year period. The increase includes $8.5 million to exercise a purchase option for the land and buildings related to the Company’s manufacturing operation in Turkey. The prior year included cash outflows of $20.0 million related to the Company’s initial purchase of marketable securities.

Cash flows used in financing activities totaled $8.1 million during the nine months ended May 31, 2021 compared to cash flows used in financing activities of $9.9 million during the nine months ended May 31, 2020. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2021 are expected to be between $25.0 million and $27.0 million, including equipment replacement, productivity improvements and new product development.  The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2021, the Company paid a quarterly cash dividend to stockholders of $0.33 per common share, or $3.6 million, compared to a quarterly cash dividend of $0.32 per common share, or $3.5 million, in the third quarter of fiscal 2020.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the nine months ended May 31, 2021 or 2020. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2021.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring May 31, 2022.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2021 and 2020, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At May 31, 2021, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to LIBOR plus 90 basis points (1.03 percent at May 31, 2021), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee of 0.15 percent on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At May 31, 2021 and 2020, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.6 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (0.81 percent as of May 31, 2021).  This rate was adjusted on September 1, 2016 in accordance with the terms of the bonds, and the adjusted rate will be in force until September 1, 2021.  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2021.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of July 2021.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)