Form 10-K
period 2021-08-31
LINDSAY CORP
filed 2021-10-21
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 26, 2021 was $1,747,781,048.

As of October 19, 2021, 10,907,752 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 4, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor.  The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls.  The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, irrigation scheduling, Industrial Internet of Things (“IIOT”) technology solutions and smartphone applications.  The Company’s primary domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas.  Internationally, the Company has production operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  The Company also exports equipment from the U.S. to other international markets.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products - The Company manufactures and markets its center pivot, lateral move irrigation systems, and irrigation controls in the U.S. and internationally under its Zimmatic® brand.  The Company also manufactures and markets hose reel travelers under the Perrot™ and Greenfield® brands.  The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors, and remote monitoring and control systems which it sells under its GrowSmart® brand.  In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls.  Furthermore, the Company designs and manufactures innovative IIOT technology solutions, data acquisition and management systems, and custom electronic equipment for critical applications under its Elecsys™ brand.

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

The Company also markets patented technology under the FieldNET Advisor® product name which delivers information that helps farmers decide precisely when, where and how much to irrigate.  This technology combines crop and irrigation science and expertise accumulated since 1955 with FieldNET’s cloud computing capabilities, remote sensing functionality and machine learning to provide farmers with field-specific and crop-specific irrigation recommendations.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world.  International sales accounted for approximately 42 percent and 36 percent of the Company’s total irrigation segment revenues in fiscal 2021 and 2020, respectively.  The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand serving the key South American, European, Chinese, African, Russian, Ukrainian, Middle East, Australian, and New Zealand markets.  The Company also exports irrigation equipment from the U.S. to international markets.

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

INFRASTRUCTURE SEGMENT

Products – The Company’s Quickchange® Moveable Barrier™ system, commonly known as the Road Zipper System®, is composed of three parts:  1) T-shaped concrete and steel barriers that are connected to form a continuous wall; 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement; and 3) the variable length barriers necessary for accommodating curves.  A barrier element is approximately 32 inches high, 12-24 inches wide, 3 feet long, and weighs 1,500 pounds.  The barrier elements are interconnected by heavy duty steel hinges to form a continuous barrier.  The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moves it laterally to the opposite side of the road, and sets it back down on the roadway surface.

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

Crash Cushions and End Terminals – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles, and other fixed roadway hazards.  The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities, and application accessories and include the following brand names:  TAU®; Universal TAU-II®; TAU-II-R™; TAU-B_NR™; ABSORB 350®; Walt™; TAU-M™; ABSORB-M™ and TAU-TUBE™. In addition to these products the Company also offers guardrail end terminal products such as the MAX-Tension® and ATT Terminal™ systems.  The crash cushions and end terminal products compete with other vendors in the world market.  These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

Specialty Barriers – The Company also offers specialty barrier products such as the SAB™, ArmorGuard™, PaveGuard™, and DR46™ portable barrier and/or barrier gate systems.  These products offer portability and flexibility in setting up and modifying barriers in work areas and provide quick-opening, high-containment gates for use in median or roadside barriers.  The gates are generally used to create openings in barrier walls of various types for both construction and incident management purposes.  The DR46™ is an energy-absorbing barrier that can help protect motorcyclists from impacting guardrail posts, which is an area of focus by departments of transportation and government regulators for reducing the amount and severity of injuries.

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

Other Products – The Company’s diversified manufacturing and rail business manufactures and markets railroad signals and structures, and large diameter steel tubing, and provides outsourced manufacturing and production services for other companies.  The Company’s customer base includes large industrial companies and railroads.  Customers benefit from the Company’s design and engineering capabilities as well as the Company’s ability to provide a wide spectrum of manufacturing services, including welding, machining, painting, forming, galvanizing, and assembling hydraulic, electrical, and mechanical components.

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

Competition – The Company competes in certain product lines with several manufacturers, some of whom may have greater financial resources than the Company.  The Company competes by striving to continuously improve its products through ongoing research and development activities. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System®.  However, the Company’s barrier product does compete with traditional “safety-shaped” concrete barriers and other safety barriers.

Distribution Methods and Channels – The Company has dedicated production and sales operations in the United States and Italy.  Sales efforts consist of both direct sales and sales programs managed by the Company’s network of distributors and third-party representatives.  The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers.  The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair, and installation.  The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment, and other highway products.  Customers include departments of transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors, and dealers.  Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year to year.  Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years.  The customer base also varies depending on the type of product sold.  The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies.  In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

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

ORDER BACKLOG

As of August 31, 2021, the Company had an order backlog of $149.1 million compared with $58.7 million at August 31, 2020.  The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

RAW MATERIALS AND COMPONENTS

Raw materials used by the Company include coil steel, angle steel, plate steel, zinc, tires, gearboxes, concrete, rebar, fasteners, and electrical and hydraulic components (motors, switches, cable, valves, hose, and stators).  While the Company has, on occasion, faced shortages of certain such materials, the Company believes it currently has ready access from assorted domestic and foreign suppliers to adequate supplies of raw materials and components.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2021, 2020, and 2019 were $26.5 million, $21.4 million, and $23.2 million, respectively.  Capital expenditures for fiscal 2022 are estimated to be approximately $20.0 million to $25.0 million, including equipment replacement, productivity improvements and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

The Company relies on a variety of intellectual property laws, confidentiality procedures, and contractual provisions to protect its proprietary offerings and its brand.

The Company owns and, from time to time, licenses patents for many of its irrigation and infrastructure solutions, as well as cellular communication techniques, cathodic protection measurement methods, and data compression and transmission.  The Company follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate.  Although the Company believes it is important to follow a patent protection policy, Lindsay’s business is not dependent, to any material extent, on any single patent or group of patents.

The Company’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper®, The Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, ABSORB-M™, FieldNET®, FieldNET Advisor®, FieldNET Crop Advisor®, FieldNET Irrigation Advisor®, FieldNET VRI Advisor®, FieldNET Weather Advisor®, WatertrendSM, Z-TRAX®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™ , MAX-Tension®, X-Tension®, X-Lite®, CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth®, RoadConnect™, ImpactAlert™, and other trademarks, service marks, domain names, and copyrights are registered or applied for in the major markets in which the Company sells its products.

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have approximately 1,235 employees as of August 31, 2021.   None of the Company’s United States based employees are represented by a union.  Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts.  The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

We believe our commitment to empowering and developing our human capital resources is essential to becoming the innovation and market leader in our core business.  Empowering our people is one of our priority environmental, social and governance (ESG) focus topics, highlighting three areas in particular: (1) workplace culture, (2) diversity, equity and inclusion, and (3) employee health and safety.

Workplace Culture

We have built our culture on the foundation of the core values of leadership, integrity, collaboration, accountability, and respect for others.  Additionally, we have instituted an annual evaluation process to measure and assess organizational health.  This focus on organizational health aims to create and sustain employee empowerment, team collaboration, and support and service to the greater community.

Diversity, Equity & Inclusion

We are guided by our global Anti-Discrimination and Equal Employment Policy which delineates our commitment to preventing any form of unlawful employee discrimination or harassment and our dedication to providing a workplace where all employees, customers, partners and investors are treated with courtesy, respect, and dignity. We are committed to building a diverse and inclusive workplace, guided by our core value of “respect for others,” and reinforced in our Code of Business Conduct and Ethics.

Employee Health & Safety

The health and safety of our employees has always been the top priority for us, and we strengthened our commitment to health and safety in response to the COVID-19 pandemic.  At the start of the pandemic, we established a Global Crisis Management Team made up of senior executives who developed, and frequently reevaluate, our crisis management and response plan in accordance with emerging guidelines from global, national and local health organizations, as applicable, and continuously evolving government directives.  We acted swiftly to protect our people from COVID-19 and put protocols in place to ensure their working environment was safe.

EFFECT OF GOVERNMENTAL REGULATION

The Company is subject to numerous laws and government regulations, including those that govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located.  Laws and government regulations are subject to change and interpretation.  In some cases, compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures.  The Company, however, is not currently aware of any material expenditures required to comply with applicable laws or government regulations, other than the capital expenditures relating to environmental remediation activities at its Lindsay, Nebraska plant that are more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.  The Company accrues for the anticipated cost associated with compliance with laws and governmental regulations applicable to its business, including investigation and remediation costs at its Lindsay, Nebraska site, when its obligation to incur those costs is probable and can be reasonably estimated.  Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect future capital expenses relating to compliance with government regulations, including those for remediation of its Lindsay, Nebraska site, to have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States.  The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, and New Zealand.  Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party.  For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed.  Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 32 and 30 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2021 and 2020, respectively.  To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION AVAILABLE ON THE LINDSAY WEBSITE

The Company makes available free of charge on its website homepage, under the tab “Investor Relations – SEC Filings”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this Annual Report on Form 10-K.  The following documents are also posted on the Company’s website homepage, under the tabs “Investor Relations – Committees” and “Investor Relations – Ethics”:

Audit Committee Charter

Corporate Governance and Nominating Committee Charter

Code of Business Conduct and Ethics

Corporate Governance Principles

Code of Ethical Conduct

Employee Complaint Procedures for Accounting and Auditing Matters

Human Resources and Compensation Committee Charter

Special Toll-Free Hotline Number and E-mail Address for Making Confidential or Anonymous Complaints

These documents are also available in print to any stockholder upon request, by sending a letter addressed to the Secretary of the Company.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements.  There are no family relationships between any director or executive officer.  There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees and each of their ages, and positions as of October 20, 2021.

	Age	Position
Randy A. Wood	49	President and Chief Executive Officer
Eric R. Arneson*	47	Senior Vice President, General Counsel and Secretary
Brian L. Ketcham	60	Senior Vice President and Chief Financial Officer
J. Scott Marion	53	President – Infrastructure
Melissa G. Moreno*	42	Senior Vice President and Chief Information Officer
Gustavo E. Oberto	48	President – Irrigation
P. David Salen*	59	Senior Vice President – Global Operations
Kelly M. Staup*	49	Senior Vice President – Human Resources and Chief Diversity Officer
Lori L. Zarkowski*	46	Chief Accounting Officer

*	The employee is not an executive officer of the Registrant.

Mr. Randy A. Wood is the President and Chief Executive Officer of the Company, a position he has held since January 2021.  Mr. Wood has also been a director of the Company since January 2021 and he is the only executive officer of the Company serving on the Board of Directors.  Between September 2020 and May 2021, Mr. Wood served as the Chief Operating Officer of the Company. Between May 2016 and September 2020, Mr. Wood served as President – Irrigation of the Company. Between October 2013 and May 2016, Mr. Wood served as President – International Irrigation of the Company. Between February 2012 and October 2013, Mr. Wood served as Vice President – Americas / ANZ Sales and Marketing. Previously he was Vice President – North America Irrigation Sales of the Company and held such position from March 2008, when he joined the Company. Prior to March 2008, Mr. Wood spent 11 years with Case Corporation / CNH Global including roles as the Senior Director of Marketing, Case IH Tractors, and Senior Director of Sales and Marketing, Parts and Service.

Mr. Eric R. Arneson is the Senior Vice President, General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company.  Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

Mr. Brian L. Ketcham is the Senior Vice President and Chief Financial Officer of the Company, and has held such positions since April 2016. Prior to joining the Company and since 2001, Mr. Ketcham served in various finance roles at Valmont Industries, Inc., a company that provides irrigation and infrastructure equipment, most recently as Vice President and Group Controller of the Engineered Support Structures segment. Prior to joining Valmont, Mr. Ketcham held various positions with Consolidated Container Company LLC and KPMG LLP.

Mr. J. Scott Marion is the President – Infrastructure Division, a position he has held with the Company since May 2016. Between April 2011 and May 2016, Mr. Marion served as Vice President and General Manager – Americas and APAC (Infrastructure) of the Company. From January 2005 to April 2011, Mr. Marion served in several management positions at Pentair. Prior to 2005, Mr. Marion spent 14 years with General Electric in a variety of sales and managerial capacities.

Dr. Melissa Moreno is the Senior Vice President and Chief Information Officer of the Company, a position she has held with the Company since March 2021, when she joined the Company. Prior to joining the Company, Dr. Moreno served in a variety of information technology roles with Gallup, a company that provides analytics and advisory services, from 2008 to 2021, most recently serving as Chief Information Officer, Cybersecurity and Infrastructure at Gallup from December 2018 to March 2021 and Executive Director, Cybersecurity and Infrastructure from February 2014 to December 2018. Prior to joining Gallup, Dr. Moreno managed information technology functions at ConAgra Foods and Arthur Andersen.

Mr. Gustavo E. Oberto is the President – Irrigation Division, a position he has held since September 2020. Between September 2019 and August 2020, Mr. Oberto served as President – Elecsys International, LLC, which provides IIOT solutions and is a subsidiary of the Company. Prior to joining the Company, Mr. Oberto served in various management roles at Conductix-Wampfler Group, an industrial equipment supplier and a division of Delachaux S.A, most recently as Managing Director of Global Sales & Markets from March 2016 to September 2019.  During his 20-year career at Conductix-Wampfler Group, Mr. Oberto held a series of leadership positions in international business development.  Prior to joining Conductix-Wampfler Group, Mr. Oberto worked for Travelex Global Payments and also worked as International Liaison to Former Nebraska Governor Ben Nelson where he advised Midwestern companies on how to penetrate the Latin America agriculture market.  Mr. Oberto is currently a member of the U.S. Commercial Service District Export Council.

Mr. P. David Salen is the Senior Vice President, Global Operations of the Company, a position he has held since November 2019. Prior to joining the Company, Mr. Salen served from 2017-2019 as Principal Advisor of The Lean Manufacturing Resource, a company that provides operational excellence and leadership consulting services. Prior to that time, Mr. Salen served from 2015 to 2017 as President of The Meadville Forge Group, a company that provides forged and machined powertrain and driveline components to the automotive industry, and President of Titan Wheel Corporation from 2010 to 2014. Prior to joining Titan Wheel Corporation, Mr. Salen worked for UBE Automotive North America and Accuride.

Ms. Kelly M. Staup is the Senior Vice President – Human Resources and Chief Diversity Officer, a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources of the Company. From June 2011 to November 2016, Ms. Staup served as the Company’s Organization Development and Recruiting Manager. Prior to joining the Company, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

Ms. Lori L. Zarkowski is the Chief Accounting Officer of the Company and has held such position since August 2011. Ms. Zarkowski joined the Company in June 2007 as Corporate Reporting Manager and was promoted to Corporate Controller in April 2008. Prior to joining the Company and since 1997, Ms. Zarkowski was most recently an Audit Senior Manager with Deloitte & Touche LLP.

ITEM 1A — Risk Factors

The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.

Risks Related to Business and Industry

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

The Company may not fully sustain targeted performance improvements and other benefits realized from the Foundation for Growth initiative. Foundation for Growth was a focused performance improvement initiative by the Company announced in March 2018 that included setting strategic direction, defining priorities, and improving overall operating performance.  The Company's future success is partly dependent upon successfully executing, and realizing performance improvements, revenue gains, cost savings and other benefits from, this initiative.  The ability of the Company to realize the benefits from this initiative may be adversely affected by a number of factors outside of the control of the Company, such as market conditions, disruptions or delays in supply or significant price increases from suppliers, low commodity prices, and trade uncertainty.  As a result, while the Company has realized meaningful benefits and achieved operating margin improvements in large part from the initiative, it is possible that the Company may not fully sustain the targeted operating margin improvements and other benefits realized from Foundation for Growth in future periods.

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

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures.  The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters.  The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located.  Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Sustainability Report, which includes information about the Company’s environmental, social, and governance (“ESG”) activities and may result in increased investor, media, and employee attention to such initiatives.  Compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position.  In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2021, as more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company’s international sales efforts and profit margins are affected by international trade barriers and subject the Company to additional compliance obligations.  The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions.  For example, in 2018, the U.S. and China began to impose partial tariffs on each other's products, and the trade tension between the two countries has continued to escalate.  Certain of the components required for the manufacture of the Company's products have been or may be impacted by tariffs.  Likewise, other international trade disputes, changes to international trade agreements or policies, or any increased regulation on trade with Canada and Mexico resulting from the replacement of the North American Free Trade Agreement (“NAFTA”) with the United States‑Mexico-Canada Agreement, could increase our costs, reduce our competitiveness, and have an adverse effect on the Company’s business, financial condition and results of operations.

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

Risks Related to Legal Proceedings

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

General Risks

Epidemics, pandemics, and other outbreaks (including the coronavirus (COVID-19) pandemic) can disrupt the Company’s operations and adversely affect its business, results of operations, and cash flows.  Epidemics, pandemics, and other outbreaks of an illness, disease, or virus (including COVID-19) have adversely affected, and could adversely affect in the future, workforces, customers, economies, and financial markets globally, potentially leading to economic downturns. The significance of the impact on the Company’s operations of an epidemic, pandemic, or other outbreak depends on numerous factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak (including the extent of surges, mutations, or strains of the outbreak and the efficacy of vaccination and other efforts to contain the outbreak or treat its effects); actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; the effect on the health, wellness, and productivity of the Company’s employees; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter‑in‑place orders. These and other factors relating to or arising from an epidemic, pandemic, or other outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows, as well as the trading price of the Company’s securities.  Please also see the discussion on the Company’s response to COVID-19 in Item 7 of Part II of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s international sales are highly dependent on foreign market conditions.  International revenues are primarily generated from Australia, New Zealand, Canada, Europe, Mexico, the Middle East, Africa, China, Russia, Ukraine, and Central and South America.  In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents.  The collectability of receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

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

Segment	Geographic location(s)	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2034	55,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Own	N/A	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2022	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2024	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN.  As of October 19, 2021, there were approximately 155 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2021, 2020, and 2019. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2021.

Dividends

The Company paid a total of $14.2 million and $13.6 million in dividends during fiscal 2021 and 2020, respectively.  The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2021.  An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2016 and the graph shows its relative performance through August 31, 2021.

	8/16	8/17	8/18	8/19	8/20	8/21
Lindsay Corporation	100.00	122.04	136.80	127.87	146.68	243.92
S&P SmallCap 600 Index	100.00	113.11	149.83	127.27	126.57	186.47
S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index	100.00	134.53	151.71	120.50	144.33	184.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — [Reserved]

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

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive.  Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, and foreign currency exchange rates.  A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems.  Much of the U.S. highway infrastructure market is driven by government spending programs.  For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program.  This program provides funding to improve the nation’s roadway system.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the FAST Act”) to fund highway and bridge projects. The FAST Act expired September 30, 2020, and a one-year extension was approved. On October 2, 2021, an additional one-month extension was approved as Congress seeks resolution of a new long-term infrastructure bill.  Matching funding from the various states may be required as a condition of federal funding.

The Company continues to have an ongoing, structured, acquisition process that it expects to generate additional growth opportunities throughout the world and add to its irrigation and infrastructure capabilities.  The Company is committed to achieving earnings growth by global market expansion, improvements in margins, and strategic acquisitions.

COVID-19 Impact

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. This outbreak has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty.  Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates.  However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions.  Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. The pandemic has not had a material adverse effect on demand for the Company’s irrigation or infrastructure products; however, the pandemic has resulted in a slowdown of road construction activity and delays in certain project implementations. As pandemic conditions improved and economic activity increased, the Company has experienced a number of supply chain challenges including increased lead times and availability of certain components, significant raw material inflation, and labor and logistics constraints.

The ultimate impact of COVID-19 on the Company’s business, results of operations, or cash flows remains uncertain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of the outbreak; mutations of COVID-19; actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders. As such, the financial impact of COVID-19 on the Company’s business is difficult to estimate.

New Accounting Standards Issued But Not Yet Adopted

See Note 2, New Accounting Pronouncements, to the Company’s consolidated financial statements for information regarding recently issued accounting pronouncements.

Critical Accounting Estimates

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

Environmental Remediation Liabilities

The Company’s accounting policy on environmental remediation is critical because it requires significant judgments and estimates by management, involves changing regulations and approaches to remediation plans, and any revisions could be material to the operating results of any fiscal quarter or fiscal year.  The Company is subject to an array of environmental laws and regulations relating to the protection of the environment.  In particular, the Company committed to remediate environmental contamination of the groundwater at, and land adjacent, to its Lindsay, Nebraska facility (the “site”) with the Environmental Protection Agency (“EPA”).  The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

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

The Company accrues the anticipated cost of environmental remediation when the obligation is probable and can be reasonably estimated.  While the plan has not been formally approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including but not limited to (1) EPA input on the proposed remediation plan and any changes which the EPA may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

Warranties

The Company’s accounting policy on accounting for its product warranties is critical because it includes significant judgments and estimates by management about the amount, nature, and timing of future product-related warranty costs.

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

The Company periodically reviews the assumptions used to determine the liabilities for product warranties and adjusts its assumptions based upon factors such as actual failure rates and cost experience.  A number a factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used.  If actual costs differ from the estimates, an adjustment may be made to the product warranty liability.

Financial Overview and Outlook

Operating revenues in fiscal 2021 were $567.6 million, a 20 percent increase compared to $474.7 million in the prior year.  Irrigation segment revenues increased 35 percent to $471.4 million and infrastructure segment revenues decreased 23 percent to $96.3 million.  Net earnings for fiscal 2021 were $42.6 million or $3.88 per diluted share compared with $38.6 million or $3.56 per diluted share in the prior year.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, include the following primary drivers:

•

Agricultural commodity prices - During fiscal 2021, agricultural commodity prices improved significantly due to lower yield expectations in the U.S. as well as increased exports to China, with corn prices in August 2021 approximately 66 percent higher and soybean prices approximately 42 percent higher compared to August 2020.

•

Net farm income - As of September 2021, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2021 net farm income to be $113.0 billion, an increase of 19.5 percent from the USDA’s final U.S. 2020 net farm income of $94.6 billion. This increase is projected to come primarily from higher crop and animal receipts.

•

Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or abundant natural precipitation.

•	Governmental policies - A number of government laws and regulations can impact the Company’s business, including:
o

The Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law in December 2018 and continued many of the programs that were in previous federal farm bills that are designed to provide a degree of certainty to growers.  The programs include funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices and is frequently used to assist in the purchase of center pivot irrigation systems.

o

U.S. Tax Reform enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

o

Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. In May 2021 the U.S. Environmental Protection Agency (“EPA”) announced that Renewable Fuels Standard (RFS) volume requirements for 2021 and 2022 are likely to be in line with those of 2020, as the EPA accounts for weaker fuel demand since the onset of the coronavirus pandemic.

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

In the infrastructure segment, demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety but is largely dependent on government spending for road construction.  In December 2015, the U.S. government enacted a five-year, $305 billion highway-funding bill (the “FAST Act”) to fund highway and bridge projects. The FAST Act expired September 30, 2020, and a one-year extension was approved. On October 2, 2021, an additional one-month extension was approved as Congress seeks resolution of a new long-term infrastructure bill. A Federal COVID-19 relief bill signed December 27, 2020 includes $10 billion of emergency aid for state departments of transportation to help fund eligible projects. Despite government spending uncertainty, opportunities exist for market expansion in each of the infrastructure product lines. Demand for the Company’s transportation safety products continues to be driven by population growth and the need for improved road safety.

As of August 31, 2021, the Company had an order backlog of $149.1 million compared with $58.7 million at August 31, 2020.  The irrigation backlog as of August 31, 2021 is higher compared to the prior year while the infrastructure backlog is lower due to large orders in the prior year that did not repeat. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts.  Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2021 Compared to Fiscal 2020” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 18, Industry Segment Information, to the consolidated financial statements.  A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on October 22, 2020, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2021 Compared to Fiscal 2020

The following table provides highlights for fiscal 2021 compared with fiscal 2020:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2021	2020	(decrease)
Consolidated
Operating revenues	$567,646	$474,692	20%
Cost of operating revenues	$417,441	$322,149	30%
Gross profit	$150,205	$152,543	-2%
Gross margin	26.5%	32.1%
Operating expenses (1)	$96,098	$98,341	-2%
Operating income	$54,107	$54,202	0%
Operating margin	9.5%	11.4%
Other expense	$(3,721)	$(5,359)	-31%
Income tax expense	$7,814	$10,214	-23%
Effective income tax rate	15.5%	20.9%
Net earnings	$42,572	$38,629	10%
Irrigation segment (2)
Operating revenues	$471,358	$349,346	35%
Operating income	$63,181	$41,263	53%
Operating margin	13.4%	11.8%
Infrastructure segment (2)
Operating revenues	$96,288	$125,346	-23%
Operating income	$20,174	$42,722	-53%
Operating margin	21.0%	34.1%

(1)	Includes corporate general and administrative expenses of $29.2 million for fiscal 2021.
(2)	See Note 18 Industry Segment Information, to the consolidated financial statements, for further details regarding segments.

Revenues

Operating revenues in fiscal 2021 were $567.6 million, an increase of 20 percent or $93.0 million, compared to $474.7 million in fiscal 2020.  Irrigation segment revenues of $471.4 million, increased $122.0 million, or 35 percent, and infrastructure revenues decreased $29.0 million, or 23 percent, compared to the prior fiscal year.  The decrease in infrastructure revenues was due in part to the delivery of a large project in the U.K. of approximately $27.0 million in the prior year that did not repeat.  The irrigation segment provided 83 percent of Company revenue in fiscal 2021 as compared to 74 percent in fiscal 2020.

North America irrigation revenues in fiscal 2021 were $273.9 million an increase of 22 percent or $49.1 million, from $224.8 million in fiscal 2020.  The increase resulted from a combination of higher irrigation equipment unit sales volume and higher average selling prices. The increase was partially offset by revenue of approximately $19.0 million from engineering project services in the prior year that did not repeat.

International irrigation revenues in fiscal 2021 were $197.5 million an increase of 59 percent or $72.9 million, from $124.6 million in fiscal 2020. The increase resulted from a combination of higher prices and higher unit sales volumes in most international markets, namely Brazil, Europe and the Middle East. These increases were partially offset by the unfavorable effects of foreign currency translation of approximately $1.7 million compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2021 decreased by $29.0 million, or 23 percent, to $96.3 million from $125.3 million in fiscal 2020. The decrease resulted primarily from lower Road Zipper System® sales compared to the prior year. Road Zipper System® sales in fiscal 2020 included a large project in the United Kingdom of approximately $27.0 million that did not repeat in fiscal 2021. In addition, during fiscal 2021 the timing of certain projects has been impacted by coronavirus-related delays. Road Zipper System® lease revenues and sales of road safety products were slightly higher in fiscal 2021 compared to fiscal 2020.

Gross Profit

Gross profit was $150.2 million for fiscal 2021, a decrease of $2.4 million, or 2 percent, compared to $152.5 million in fiscal 2020. The decrease in gross profit resulted in part from lower infrastructure segment revenues that were partially offset by higher irrigation segment revenues. In addition, gross profit was reduced by the impact of higher raw material and freight costs, including approximately $6.0 million resulting from the impact of the last-in, first-out (“LIFO”) method of accounting for inventory. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. Gross profit in fiscal 2020 also included a gain recorded in the infrastructure segment of $1.2 million on the sale of a building that had been held for sale. Gross margin was 26.5 percent of sales for fiscal 2021 compared to 32.1 percent of sales for fiscal 2020. Lower gross margin in fiscal 2021 resulted in part from a higher proportion of irrigation revenues, which have lower gross margin than infrastructure revenues as compared to fiscal 2020. The other items mentioned above also contributed to lower gross margin in fiscal 2021 compared to fiscal 2020.

Operating Expenses

The Company’s operating expenses of $96.1 million for fiscal 2021 decreased $2.2 million, or 2 percent, compared to fiscal 2020 operating expenses of $98.3 million.  The decrease is primarily related to reductions in employee incentive compensation and travel expenses compared to the prior year, while other categories of operating expense did not differ materially from the prior year. Operating expenses in fiscal 2021 were also reduced by a gain on sale of a business of $1.1 million. These reductions were partially offset by a one-time expense of $1.5 million in equity awards related to the retirement of the Company’s former chief executive officer.

Income Taxes

The Company recorded income tax expense of $7.8 million and $10.2 million for fiscal 2021 and fiscal 2020, respectively. The effective tax rate for fiscal 2021 was 15.5 percent and reflected the earnings mix between the U.S. and foreign operations, the utilization of previously reserved net operating loss carryforwards, and adjustments related to the accrual for uncertain tax positions. The effective tax rate for fiscal 2020 was 20.9 percent and reflected the earnings mix between U.S. and foreign operations, the utilization of previously reserved net operating loss carryforwards and adjustments related to the accrual for uncertain tax positions.

Net Earnings

Net earnings for fiscal 2021 were $42.6 million, or $3.88 per diluted share, compared to $38.6 million, or $3.56 per diluted share, for fiscal 2020.

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and marketable securities totaled $146.7 million at August 31, 2021 compared with $140.9 million at August 31, 2020.  The increase resulted primarily from current year earnings, partially offset by current year capital expenditures and increases in working capital.  The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments.  The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends.  The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $38.4 million and $37.2 million as of August 31, 2021, and 2020, respectively.  The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States.  The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $277.9 million at August 31, 2021 as compared with $245.5 million at August 31, 2020.  Cash flows provided by operating activities totaled $44.0 million during the year ended August 31, 2021 compared to $46.0 million provided by operating activities during the same prior year period.  This change was primarily due to an increase in working capital and lower non-cash adjustments, partially offset by higher net earnings.

Cash flows used in investing activities totaled $27.6 million during the year ended August 31, 2021 compared to cash flows used in investing activities of $38.5 million during the same prior year period.  Capital spending was $26.5 million in fiscal 2021 compared to $21.4 million in fiscal 2020. The change was primarily due to the Company’s initial investment in marketable securities occurring in the prior year, which was partially offset by higher capital expenditures in the current year.

Cash flows used in financing activities totaled $11.7 million during the year ended August 31, 2021 compared to cash flows used in financing activities of $13.4 million during the same prior year period. The change is primarily the result of higher proceeds from the exercise of stock options in the current year. Cash flows used in financing activities consists primarily of dividend payments.  Dividends paid in fiscal 2021 increased by $0.5 million over fiscal 2020.

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

Capital Expenditures

In fiscal 2022, the Company expects capital expenditures of approximately $20.0 million to $25.0 million, including equipment replacement, productivity improvements and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2021, the Company paid cash dividends of $1.30 per common share or $14.2 million to stockholders as compared to $1.26 per common share or $13.6 million to stockholders in fiscal 2020.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the years ended August 31, 2021, 2020 and 2019.  The remaining amount available under the repurchase program was $63.7 million as of August 31, 2021.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2021 and 2020, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2021, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 1.40 percent at August 31, 2021), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2021) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2021 and 2020, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $1.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2021 and 1.72 percent from September 1, 2021 through maturity).  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices.  During fiscal 2021, the Company experienced pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products, in addition to the availability of labor and logistics.  While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system.  However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates.  The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.  The credit risk under these interest rate and foreign currency agreements is not considered to be significant.  The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings.  As of August 31, 2021, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa.  The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers.  Export sales made from the United States are principally U.S. dollar denominated.  At times, export sales may be denominated in a currency other than the U.S. dollar.  A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency.  Accordingly, these sales are not typically subject to significant foreign currency transaction risk.  The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar.  Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations.  Based on the consolidated statement of operations for the year ended August 31, 2021, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $1.4 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than the functional currency for certain of its operations.  This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities.  The Company had no foreign currency forward contracts outstanding that are designated as hedging instruments as of August 31, 2021.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 21, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 1, 2019 due to the adoption of ASC 842, Leases, and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of product warranty accrual

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company’s product warranty accrual as of August 31, 2021 was $12.7 million. The Company warrants certain of its products against certain manufacturing and other defects and estimates the amount of warranty accrual based on various factors, including historical warranty costs, current trends, and sales.

We identified the evaluation of current trends and historical claim data used to estimate the product warranty accrual for the Irrigation segment as a critical audit matter. Subjective auditor judgment was required to evaluate the relevance of current trends on historical claim data in the determination of the estimated product warranty accrual.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the product warranty accrual process, including controls related to the relevance and reliability of historical claim data and the review of significant assumptions used in developing the estimate. We assessed the estimated cost of future claims used in the estimation of the product warranty liability by comparing them to the Company’s underlying historical claims data that was assessed for relevance and reliability. To assess management’s ability to estimate the product warranty accrual, we compared the Company’s historical product warranty estimates to actual claim results. We evaluated the current trends by comparing them to recent historical experience, taking into account changes in conditions and events affecting the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 21, 2021

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2021	2020	2019
Operating revenues	$567,646	$474,692	$444,072
Cost of operating revenues	417,441	322,149	329,464
Gross profit	150,205	152,543	114,608

Operating expenses:
Selling expense	30,816	31,444	30,820
General and administrative expense	51,923	52,947	63,737
Engineering and research expense	13,359	13,950	13,936
Total operating expenses	96,098	98,341	108,493
Operating income	54,107	54,202	6,115

Other (expense) income:
Interest expense	(4,751)	(4,759)	(4,767)
Interest income	1,083	1,956	2,402
Other expense, net	(53)	(2,556)	(1,643)
Total other (expense) income	(3,721)	(5,359)	(4,008)

Earnings before income taxes	50,386	48,843	2,107

Income tax expense (benefit)	7,814	10,214	(65)

Net earnings	$42,572	$38,629	$2,172

Earnings per share:
Basic	$3.91	$3.57	$0.20
Diluted	$3.88	$3.56	$0.20

Shares used in computing earnings per share:
Basic	10,886	10,823	10,781
Diluted	10,985	10,861	10,810

Cash dividends declared per share	$1.30	$1.26	$1.24

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2021	2020	2019
Net earnings	$42,572	$38,629	$2,172
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	385	(310)	(192)
Foreign currency translation adjustment, net of hedging activities and tax	2,345	(501)	(1,042)
Unrealized (loss) gain on marketable securities, net of tax	(91)	86	—
Total other comprehensive income (loss), net of tax expense (benefit) of $409, ($929), and $467	2,639	(725)	(1,234)
Total comprehensive income	$45,211	$37,904	$938

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$127,107	$121,403
Marketable securities	19,604	19,511
Receivables, net of allowance of $3,422 and $2,780, respectively	93,609	84,604
Inventories, net	145,244	104,792
Other current assets	30,539	17,625
Total current assets	416,103	347,935

Property, plant, and equipment, net	91,997	79,581
Intangible assets, net	20,367	23,477
Goodwill	67,968	68,004
Operating lease right-of-use assets	18,281	27,457
Deferred income tax assets	8,113	9,935
Other noncurrent assets	14,356	14,137
Total assets	$637,185	$570,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,209	$29,554
Current portion of long-term debt	217	195
Other current liabilities	92,814	72,646
Total current liabilities	138,240	102,395

Pension benefits liabilities	5,754	6,374
Long-term debt	115,514	115,682
Operating lease liabilities	18,301	25,862
Deferred income tax liabilities	832	889
Other noncurrent liabilities	20,099	20,806
Total liabilities	298,740	272,008

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 18,991 and 18,918 shares issued at August 31, 2021 and 2020, respectively	18,991	18,918
Capital in excess of stated value	86,495	77,686
Retained earnings	528,130	499,724
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(17,933)	(20,572)
Total shareholders' equity	338,445	298,518
Total liabilities and shareholders' equity	$637,185	$570,526

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2018	18,841	8,083	$18,841	$68,465	$484,886	$(277,238)	$(18,088)	$276,866
Comprehensive income:
Net earnings					2,172			2,172
Other comprehensive loss							(1,234)	(1,234)
Total comprehensive income								938
Cash dividends ($1.24) per share					(13,375)			(13,375)
Issuance of common shares under share compensation plans, net	29		29	(976)				(947)
Share-based compensation expense				4,195				4,195
Cumulative effect of ASC 606 adoption					532			532
Cumulative effect of ASU 2018-02 adoption					525		(525)	—
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings					38,629			38,629
Other comprehensive loss							(725)	(725)
Total comprehensive income								37,904
Cash dividends ($1.26) per share					(13,645)			(13,645)
Issuance of common shares under share compensation plans, net	48		48	386				434
Share-based compensation expense				5,616				5,616
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings					42,572			42,572
Other comprehensive income							2,639	2,639
Total comprehensive income								45,211
Cash dividends ($1.30) per share					(14,166)			(14,166)
Issuance of common shares under share compensation plans, net	73		73	2,623				2,696
Share-based compensation expense				6,186				6,186
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$42,572	$38,629	$2,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,177	19,396	14,018
(Gain) loss on sale of business	(1,087)	—	301
Provision (benefit) for uncollectible accounts receivable	771	589	(496)
Deferred income taxes	1,911	1,384	(5,686)
Share-based compensation expense	6,186	5,616	4,195
Valuation adjustment for indirect tax credits	—	—	2,795
Foreign currency transaction (gain) loss	(1,934)	1,102	709
Other, net	259	288	272
Changes in assets and liabilities:
Receivables	(11,535)	(9,523)	(7,969)
Inventories	(38,158)	(14,039)	(16,187)
Other current assets	(8,132)	(6,612)	173
Accounts payable	17,993	(691)	2,119
Other current liabilities	18,433	16,673	2,629
Other noncurrent assets and liabilities	(2,488)	(6,778)	4,752
Net cash provided by operating activities	43,968	46,034	3,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,511)	(21,445)	(23,211)
Proceeds from sale of assets held-for-sale	—	3,955	—
Purchases of marketable securities available-for-sale	(19,356)	(28,041)	—
Proceeds from maturities of marketable securities available-for-sale	18,825	8,548	—
Acquisition of business, net of cash acquired	—	(3,034)	—
Other investing activities, net	(577)	1,503	1,992
Net cash used in investing activities	(27,619)	(38,514)	(21,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,965	1,545	177
Common stock withheld for payroll tax obligations	(1,269)	(1,111)	(1,124)
Principal payments on long-term debt	(195)	(227)	(205)
Payment of debt issuance costs	—	—	(115)
Dividends paid	(14,166)	(13,645)	(13,375)
Net cash used in financing activities	(11,665)	(13,438)	(14,642)

Effect of exchange rate changes on cash and cash equivalents	1,020	117	(1,519)
Net change in cash and cash equivalents	5,704	(5,801)	(33,583)
Cash and cash equivalents, beginning of period	121,403	127,204	160,787
Cash and cash equivalents, end of period	$127,107	$121,403	$127,204

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	6,805	7,314	7,887
Interest paid	4,640	4,673	4,671

NONCASH INVESTING ACTIVITIES
Issuance of notes receivable from sale of business	2,051	—	5,589
Earn-out liability related to business acquisition	—	1,195	—
Holdback related to business acquisition	—	300	—

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards.  Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, performance shares and performance stock units issued under the 2015 Long-Term Incentive Plan will have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends.  The portion of performance stock units based on market-based metrics will have a grant-date fair value calculated through a Monte Carlo simulation model using a number of inputs. The inputs to the Company’s Monte Carlo valuation model are summarized in Note 19 – Share-Based Compensation, to the consolidated financial statements.

Warranty Costs

The Company’s provision for product warranty reflects management’s best estimate of probable liability under its product warranties.  At the time a sale is recognized, the Company records the estimated future warranty costs. The Company generally determines its total future warranty liability by applying historical claims rate experience to the amount of equipment that has been sold and is still within the warranty period.  In addition, the Company records provisions for known warranty claims and adjusts for current trends, if applicable.  This provision is periodically adjusted to reflect actual experience.

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

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. Investment income is recorded within interest income on the consolidated statements of earnings. As of August 31, 2021, approximately 51% of the Company’s marketable securities investments mature within one year and 49% mature within one to two years.

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

The Company’s allowance for all doubtful accounts related to outstanding receivables increased to $3.4 million at August 31, 2021 from $2.8 million at August 31, 2020.  The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost.  The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs.  Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment.  Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 40 years; equipment ‑‑ 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease.  The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value.  No impairments were recorded during the fiscal years ended August 31, 2021, 2020, and 2019.  The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition.  The resulting gain or loss is included in operating income in the consolidated statements of earnings.

Valuation of Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination.  Acquired intangible assets are recognized separately from goodwill.  Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.  Assessment of the potential impairment of goodwill and identifiable intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time.  The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results.  Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

In fiscal 2021, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2021, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is effective.  Changes in fair value of derivative instruments that qualify as hedges of a net investment in foreign operations are recorded as a component of accumulated currency translation adjustment in accumulated other comprehensive income (“AOCI”), net of related income tax effects.  As of August 31, 2021, the Company did not have any open derivative contracts.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this ASU in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill; rather, an entity will measure its goodwill impairment by the amount the carrying value exceeds the fair value of a reporting unit. The Company adopted this ASU in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $4.5 million and $11.3 million at August 31, 2021 and 2020, respectively.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2021 and 2020, is as follows:

	Year ended August 31, 2021
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$438,594	$74,228	$512,822
Over time	32,764	5,697	38,461
Revenue from the contracts with customers	471,358	79,925	551,283

Lease revenue	—	16,363	16,363
Total operating revenues	$471,358	$96,288	$567,646

	Year ended August 31, 2020
	Irrigation	Infrastructure	Total
Point in time	$304,326	$105,054	$409,380
Over time	45,020	8,807	53,827
Revenue from the contracts with customers	349,346	113,861	463,207

Lease revenue	—	11,485	11,485
Total operating revenues	$349,346	$125,346	$474,692

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

At August 31, 2021 and 2020, contract assets amounted to $1.3 million and $0.9 million. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2021, and 2020, the contract liability amounted to $37.4 million and $19.6 million. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2021, the Company recognized $17.0 million of revenue that was included in the liability as of August 31, 2020. The revenue recognized was due to performance obligations being completed during the year.  Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 4 – Acquisitions and Divestitures

IRZ Consulting, LLC

On August 27, 2021, the Company completed the divestiture of ownership interests in IRZ Consulting, LLC (“IRZ”). Proceeds from the sale totaled $3.4 million, which consisted of (i) $1.3 million in cash and (ii) $2.1 million in short-term notes. A gain of $1.1 million was recorded in general and administrative expense on the consolidated statement of earnings in the year ended August 31, 2021.

Net Irrigate, LLC

On April 8, 2020, the Company completed the acquisition of the membership interests of Net Irrigate, LLC (“Net Irrigate”), an agriculture technology company based in Indiana that provides remote monitoring services for irrigation customers. The purchase price of $4.5 million consisted of (i) $3.0 million, net of cash acquired, paid in cash at closing and financed from the Company’s cash on hand, (ii) $0.3 million of cash to be paid within one year of closing, and (iii) an earn-out payment, initially valued at $1.2 million, based on active customers one year subsequent to the closing date. The fair value of the earn-out payment was calculated using the weighted average probability for each potential outcome and has a maximum potential payout of $1.5 million. As of August 31, 2021, the remainder of the earn-out liability was valued at $0.3 million and is expected to be fully settled in the first quarter of fiscal 2022. As of August 31, 2020, the earn-out payment was valued at $1.1 million.

The Company’s allocation of purchase price consists of goodwill of $3.2 million and various other assets and liabilities amounting to $1.3 million.

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2021, 2020, and 2019:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net earnings	$42,572	$38,629	$2,172
Denominator:
Weighted average shares outstanding	10,886	10,823	10,781
Diluted effect of stock equivalents	99	38	29
Weighted average shares outstanding assuming dilution	10,985	10,861	10,810

Basic net earnings per share	$3.91	$3.57	$0.20
Diluted net earnings per share	$3.88	$3.56	$0.20

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

	For the years ended August 31,
(Units and options in thousands)	2021	2020	2019
Restricted stock units	—	6	8
Stock options	21	34	72
Performance stock units	3	—	5

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2021	2020
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $894 and $1,015	$(2,843)	(3,228)
Foreign currency translation, net of hedging activities, net of tax expense of $2,687 and $2,371	(15,085)	(17,430)
Unrealized gain (loss) on marketable securities, net of tax expense of $3 and $31	(5)	86
Total accumulated other comprehensive loss	$(17,933)	$(20,572)

The following is a roll-forward of the balances in accumulated other comprehensive loss, net of tax.

			Unrealized	Accumulated
	Defined	Foreign	gain (loss) on	other
	benefit	currency	marketable	comprehensive
($ in thousands)	pension plan	translation	securities	loss
Balance at August 31, 2019	$(2,916)	$(16,931)	$—	$(19,847)
Current period change	(312)	(499)	86	(725)
Balance at August 31, 2020	(3,228)	(17,430)	86	(20,572)
Current period change	385	2,345	(91)	2,639
Balance at August 31, 2021	$(2,843)	$(15,085)	$(5)	$(17,933)

Note 7 – Income Taxes

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2021	2020	2019
United States	$28,605	$38,928	$(1,949)
Foreign	21,781	9,915	4,056
	$50,386	$48,843	$2,107

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2021	2020	2019
Current:
Federal	$2,432	$4,231	$2,190
State	733	1,421	324
Foreign	2,738	3,178	3,107
Total current	5,903	8,830	5,621
Deferred:
Federal	2,251	2,630	(3,209)
State	281	121	(624)
Foreign	(621)	(1,367)	(1,853)
Total deferred	1,911	1,384	(5,686)
Total income tax provision	$7,814	$10,214	$(65)

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates.  The reasons for these differences are:

	For the years ended August 31,
	2021		2020		2019
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$10,581	21.0	$10,257	21.0	$443	21.0
State and local taxes, net of federal tax benefit	859	1.7	1,079	2.2	(379)	(18.0)
Foreign tax rate differences	(390)	(0.8)	(292)	(0.6)	164	7.8
U.S. tax reform	339	0.7	(165)	(0.3)	160	7.6
Deferred tax asset valuation allowance	(2,169)	(4.3)	(479)	(1.0)	142	6.7
Federal credits	(629)	(1.2)	(419)	(0.9)	(338)	(16.0)
Uncertain tax benefits	(622)	(1.2)	165	0.3	(153)	(7.3)
Other	(155)	(0.4)	68	0.1	(104)	(4.9)
Effective rate	$7,814	15.5	$10,214	20.9	$(65)	(3.1)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$10,172	$10,376
Warranty	3,096	2,439
Defined benefit pension plan	1,626	1,767
Inventory	2,403	2,362
Share-based compensation	1,197	1,185
Vacation	749	780
Net operating loss and capital loss carry forwards	2,245	3,009
Deferred revenue	1,565	2,282
Allowance for doubtful accounts	870	683
Other	1,169	2,233
Gross deferred tax assets	25,092	27,116
Valuation allowance	(1,091)	(3,218)
Net deferred tax assets	$24,001	$23,898

Deferred tax liabilities:
Intangible assets	$(5,607)	$(6,054)
Property, plant, and equipment	(11,113)	(8,798)
Total deferred tax liabilities	$(16,720)	$(14,852)

Net deferred tax assets	$7,281	$9,046

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The discrete items recorded in fiscal 2021 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable. The valuation allowance related to the net operating loss in the certain foreign tax jurisdiction amounted to $0 and $1.7 million as of August 31, 2021 and 2020, respectively. The Company has also recorded a valuation allowance of $0.8 million and $1.2 million as of August 31, 2021 and 2020, respectively, related to capital losses from business divestitures where the Company believes it is more likely than not that the benefit from the capital loss will not be realized. Remaining valuation allowance relates to deferred tax assets in a certain foreign tax jurisdiction not subject to tax due to a free trade zone exemption.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2021	2020
Unrecognized tax benefits at beginning of the year	$1,141	$2,389
Increases for positions taken in current year	—	52
Increases for positions taken in prior years	—	266
Decreases for positions taken in prior years	(36)	(1,360)
Reduction resulting from lapse of applicable statute of limitations	(287)	(206)
Decreases for settlements with tax authorities	(94)	—
Unrecognized tax benefits at end of the year	$724	$1,141

The net amount of unrecognized tax benefits at both August 31, 2021 and 2020 that, if recognized, would impact the Company’s effective tax rate was $0.5 million and $0.8 million, respectively.  Recognition of these tax benefits would have a favorable impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.8 million and $1.1 million for each of the years ended August 31, 2021 and 2020, respectively.

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

Note 8 - Inventories

	August 31,
($ in thousands)	2021	2020
Raw materials and supplies	$69,962	$51,205
Work in process	8,301	6,464
Finished goods and purchased parts	75,053	51,684
Total inventory value before LIFO adjustment	153,316	109,353
Less adjustment to LIFO value	(8,072)	(4,561)
Inventories, net	$145,244	$104,792

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2021	2020
Operating property, plant, and equipment:
Land	$7,970	$2,639
Buildings	49,308	40,730
Machinery and equipment	87,765	85,185
Furniture and fixtures	7,978	8,089
Computer hardware and software	24,569	20,927
Construction in progress	6,336	10,677
Total operating property, plant, and equipment	183,926	168,247
Accumulated depreciation	(116,856)	(110,389)
Total operating property, plant, and equipment, net	67,070	57,858
Property held for lease:
Machines	15,135	12,457
Barriers	29,939	27,403
Total property held for lease	45,074	39,860
Accumulated depreciation	(20,147)	(18,137)
Total property held for lease, net	24,927	21,723
Property, plant, and equipment, net	$91,997	$79,581

Depreciation expense was $12.7 million, $11.6 million, and $11.1 million for fiscal 2021, 2020, and 2019, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2021 and 2020 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2019	$48,567	$15,820	$64,387
Acquisition of Net Irrigate	3,265	—	3,265
Foreign currency translation	(30)	382	352
Balance as of August 31, 2020	51,802	16,202	68,004
Foreign currency translation	9	(45)	(36)
Balance as of August 31, 2021	$51,811	$16,157	$67,968

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2021 and 2020 are included in the table below.

	August 31,
	2021			2020
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Amortizable intangible assets:
Patents and developed technology	3.7	$27,085	$(23,931)	4.3	$27,082	$(22,905)
Customer relationships	2.6	17,461	(11,560)	3.1	17,965	(10,986)
Unamortizable intangible assets:
Tradenames	N/A	11,312	-	N/A	12,321	-
Total	3.1	$55,858	$(35,491)	3.5	$57,368	$(33,891)

Amortization expense for amortizable intangible assets was $2.2 million, $2.5 million, and $2.9 million for fiscal 2021, 2020, and 2019, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2022	$2,012
2023	1,905
2024	1,905
2025	1,682
2026	517
Thereafter	1,034
$9,055

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite useful lives at August 31, 2021.  No impairment losses were indicated as a result of the annual impairment testing for fiscal 2021, 2020 and 2019.

Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2021	2020
Other current liabilities:
Contract liabilities	$36,060	$17,296
Compensation and benefits	21,623	20,945
Warranties	12,736	10,765
Operating lease liabilities	3,991	5,123
Dealer related liabilities	3,971	3,664
Deferred revenue - lease	3,456	1,822
Accrued insurance	1,123	1,348
Tax related liabilities	1,072	3,726
Accrued environmental liabilities	965	1,115
Other	7,817	6,842
Total other current liabilities	$92,814	$72,646

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026.  The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2021 and 2020, the Company had no outstanding borrowings under the Revolving Credit Facility.  The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding.  At August 31, 2021, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 1.40 percent at August 31, 2021), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.  Interest is paid on a monthly to quarterly basis depending on loan type.  The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2021) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes.  Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio.  In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes.  Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable.  At August 31, 2021 and 2020, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds.  Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $1.1 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”).  Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026.  The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.92 percent as of August 31, 2021 and 1.72 percent from on September 1, 2021 through maturity).  The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2021	2020
Series A Senior Notes	$115,000	$115,000
Revolving Credit Facility	—	—
Elecsys Series 2006A Bonds	1,148	1,344
Total debt	116,148	116,344
Less current portion	(217)	(195)
Less debt issuance costs	(417)	(467)
Total long-term debt	$115,514	$115,682

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$217
2 years	221
3 years	226
4 years	230
5 years	235
Thereafter	115,019
$116,148

Note 13 – Leases

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2021 and 2020.

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

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2021	2020
Operating lease cost (cost resulting from lease payments)	$5,441	$5,999
Variable lease cost (cost excluded from lease payments)	508	424
Total lease cost	$5,949	$6,423

Operating cash outflows from operating leases	$4,805	$5,767
Weighted average lease term - operating leases	9.7 years	9.1 years
Weighted average discount rate - operating leases	3.3%	3.2%

Supplemental balance sheet information related to operating leases are as follows:

		August 31,
($ in thousands)	Classification	2021	2020
Operating lease ROU assets	Operating lease right-of-use assets	$18,281	$27,457

Operating lease short-term liabilities	Other current liabilities	3,991	5,123
Operating lease long-term liabilities	Operating lease liabilities	18,301	25,862
Total lease liabilities		$22,292	$30,985

The minimum lease payments under operating leases expiring subsequent to August 31, 2021 are as follows:

Fiscal year ending	$ in thousands
2022	$4,655
2023	2,983
2024	2,609
2025	2,007
2026	1,736
Thereafter	12,657
Total lease payments	26,647
Less: interest	4,355
Present value of lease liabilities	$22,292

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2021 and 2020, respectively:

	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,107	$—	$—	$127,107
Marketable securities:
Corporate bonds	—	15,484	—	15,484
U.S. treasury securities	—	4,120	—	4,120
Earn-out liability	—	—	(250)	(250)
	August 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121,403	$—	$—	$121,403
Marketable securities:
Corporate bonds	—	14,426	—	14,426
U.S. treasury securities	—	5,085	—	5,085
Derivative assets	—	21	—	21
Earn-out liability	—	—	(1,112)	(1,112)

The carrying value of long-term debt (including current portion) was $116.1 million and $116.3 million at August 31, 2021 and 2020, respectively.  The fair value of this debt was estimated to be $125.8 million and $122.9 million as of August 31, 2021 and 2020, respectively, based on current market rates as of the respective year-ends.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE.  Based on guidance from third-party environmental experts and the preliminary discussions with the regulatory agencies, the Company anticipates that a definitive plan will not be agreed upon until the first half of fiscal 2022 or later.  An increase to the liability of $1.0 million was recorded within general and administrative expense on the consolidated statement of earnings for the year ended August 31, 2020.  Of the total liability as of both August 31, 2021 and 2020, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While the plan has not been formally been approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including but not limited to (1) EPA input on the proposed remediation plan and any changes which the EPA may subsequently require, (2) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (3) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (4) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time.  While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the environmental remediation liability classifications included in the balance sheet as of August 31, 2021 and 2020, respectively:

($ in thousands)	August 31,
Balance sheet location	2021	2020
Other current liabilities	$965	$1,115
Other noncurrent liabilities	15,128	15,030
Total environmental remediation liabilities	$16,093	$16,145

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees.  Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plans provide for a matching contribution by the Company.  The Company’s total contributions charged to expense under the plans were $1.3 million, $1.2 million, and $1.2 million for the years ended August 31, 2021, 2020, and 2019, respectively.

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

As of August 31, 2021 and 2020, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets.  The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan.  As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$6,904	$6,559
Interest cost	146	208
Actuarial (gain) loss	(236)	667
Benefits paid	(530)	(530)
Benefit obligation at end of year	$6,284	$6,904

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2021	2020
Other current liabilities	$530	$530
Other non-current liabilities	5,754	6,374
Net amount recognized	$6,284	$6,904

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2021	2020
Net actuarial loss	$(3,737)	$(4,242)

For the years ended August 31, 2021 and 2020, the Company assumed a discount rate of 2.6 percent and 2.2 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions.  The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2021, 2020, and 2019, the Company assumed a discount rate of 2.2 percent, 3.3 percent, and 4.0 percent, respectively, for the determination of the net periodic benefit cost.  The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2021	2020	2019
Interest cost	$146	$208	$246
Net amortization and deferral	269	226	199
Total	$415	$434	$445

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2022 will be $0.3 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded.  The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2022	$520
2023	511
2024	501
2025	490
2026	477
Thereafter	3,785
$6,284

Note 17 - Warranties

Product Warranties

The Company generally warrants its products against certain manufacturing and other defects and estimates the amount of warranty accrual based on various factors, including historical warranty costs, current claim trends, and operating revenue.  These product warranties are provided for specific periods and/or usage of the product.  The accrued product warranty costs are for a combination of specifically identified items and other incurred, but not identified, items based primarily on historical experience of actual warranty claims.  This reserve is classified within other current liabilities.

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2021	2020
Product warranty accrual balance, beginning of period	$10,765	$8,960
Liabilities accrued for warranties during the period	7,286	7,895
Warranty claims paid during the period	(5,454)	(6,970)
Changes in estimates	139	880
Product warranty accrual balance, end of period	$12,736	$10,765

Warranty costs were $7.4 million, $8.8 million, and $7.6 million for fiscal 2021, 2020, and 2019, respectively.

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2021, 2020, or 2019.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2021	2020	2019
Operating revenues:
Irrigation:
North America	$273,871	$224,771	$225,677
International	197,487	124,575	132,871
Irrigation total	471,358	349,346	358,548
Infrastructure	96,288	125,346	85,524
Total operating revenues	$567,646	$474,692	$444,072

Operating income:
Irrigation	$63,181	$41,263	$29,374
Infrastructure	20,174	42,722	17,029
Corporate	(29,248)	(29,783)	(40,288)
Total operating income	54,107	54,202	6,115

Total other (expense) income	(3,721)	(5,359)	(4,008)
Earnings before income taxes	$50,386	$48,843	$2,107

Total capital expenditures:
Irrigation	$19,188	$9,254	$9,473
Infrastructure	6,866	11,275	4,928
Corporate	457	916	8,810
	$26,511	$21,445	$23,211
Depreciation and amortization:
Irrigation	$12,245	$12,906	$9,500
Infrastructure	3,748	3,495	3,663
Corporate	3,183	2,994	855
	$19,177	$19,396	$14,018

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2021		2020		2019
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$307,313	54	$259,557	55	$257,719	58
International	260,333	46	215,135	45	186,353	42
Total revenues	$567,646	100	$474,692	100	$444,072	100

	For the years ended August 31,
($ in thousands)	2021		2020		2019
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$68,526	74	$64,857	81	$52,187	76
International	23,471	26	14,724	19	16,781	24
Total long-lived assets	$91,997	100	$79,581	100	$68,968	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company.  The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance.  As of August 31, 2021, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”).  The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan.  At August 31, 2021, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company.  The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan.  At August 31, 2021, 255,514 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan.  All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio.  If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan.  The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2021, 2020, and 2019:

	For the years ended August 31,
($ in thousands)	2021	2020	2019
Share-based compensation expense included in cost of operating revenues	$258	$142	$105

Engineering and research	202	207	221
Selling	544	419	250
General and administrative	5,524	5,079	3,819
Share-based compensation expense included in operating expenses	6,270	5,705	4,290
Total share-based compensation expense	6,528	5,847	4,395
Tax benefit	(1,534)	(1,374)	(1,033)
Share-based compensation expense, net of tax	$4,994	$4,473	$3,362

As of August 31, 2021, there was $5.4 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

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

	Grant year
	Fiscal 2021	Fiscal 2020
Risk-free interest rate	0.5%	1.6%
Dividend yield	1.1%	1.3%
Expected life (years)	6	6
Volatility	32.8%	28.4%
Weighted average grant-date fair value of options granted	$31.38	$24.18

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

The following table summarizes stock option activity for fiscal 2021:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2020	132,144	$90.56	7.9	$1,242
Granted	40,048	112.50
Exercised	(41,947)	90.92		2,125
Forfeited/cancelled	(3,034)	91.50		200
Stock options outstanding at August 31, 2021	127,211	$97.33	7.7	$5,601
Stock options exercisable at August 31, 2021	39,834	$87.40	6.3	$3,129

There were 38,954, 25,843, and 15,496 outstanding stock options that vested during fiscal 2021, 2020, and 2019, respectively.  Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2021	2020	2019
Intrinsic value of stock options exercised	$2,125	$721	$93
Cash received from stock option exercises	$3,965	$1,545	$177
Tax benefit realized from stock option exercises	$499	$169	$26
Weighted average grant-date fair value of stock options vested	$25.95	$27.08	$32.66

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

The following table summarizes restricted stock unit activity for fiscal 2021:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2020	72,723	$89.92
Granted	32,880	111.96
Vested	(44,252)	89.30
Forfeited / Cancelled	(4,011)	96.73
Restricted stock units outstanding at August 31, 2021	57,340	$102.60

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash.  At August 31, 2021, 2020, and 2019, outstanding restricted stock units included 4,656, 4,938, and 4,103 units, respectively, that will be settled in cash.  The fair value of restricted stock units that vested during the period was $3.7 million and $3.8 million for each of the years ended August 31, 2021 and 2020, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.3 million, $1.1 million, and $1.1 million for each of the years ended August 31, 2021, 2020, and 2019, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2021:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2020	53,928	$101.29
Granted	22,324	126.31
Forfeited / cancelled	(13,687)	89.63
Performance stock units outstanding at August 31, 2021	62,565	$112.77

Performance stock units outstanding as of August 31, 2021 and issued during fiscal 2021 and 2020 include performance goals based on a return on invested capital and total shareholder return (TSR) relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period.  For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements.  For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2021, 2020, and 2019, no performance stock units vested.

The fair value of the TSR portion of the awards granted in fiscal 2021 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

Expected term (years)	3
Risk-free interest rate	0.2%
Volatility	38.6%
Dividend yield	1.2%

Note 20 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  There were no shares repurchased during the twelve months ended August 31, 2021. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2021.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2021.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting.  The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes and financial statement schedule(collectively, the consolidated financial statements), and our report dated October 21, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
October 21, 2021

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2021.  Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers).  The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website.  In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com.  No waivers were provided for the fiscal year ended August 31, 2021.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2021 (there were no equity compensation plans not approved by security holders as of August 31, 2021):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	242,460	$97.33	255,554
Total	242,460	$97.33	255,554

(1)

Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans.  While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.

(2)

Column (a) includes (i) 62,565 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2021, and (ii) 52,684 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2021.  The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met.  Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance.  The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements.  Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the discussion responsive thereto under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15 — Exhibit and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.

Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2021, 2020, and 2019

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2021:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$2,780	771	—	129	$3,422
Deferred tax asset valuation allowance (2)	3,218	206	—	2,333	1,091
Year ended August 31, 2020:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$2,635	589	—	444	$2,780
Deferred tax asset valuation allowance (2)	3,759	83	—	624	3,218
Year ended August 31, 2019:
Deducted in the balance sheet from the
Valuation
Allowance for doubtful accounts (1)	$3,585	—	—	950	$2,635
Deferred tax asset valuation allowance (2)	3,562	197	—	—	3,759

(1)	Deductions consist of uncollectible items reserved, less recoveries of items previously reserved.
(2)	Additions and deductions consist of changes to deferred tax assets not expected to be realized.

(a)(3) Exhibits.  The list of the Exhibits in the Exhibit Index is incorporated into this item by reference.

(b) See Exhibit Index below.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated November 4, 2014, by and between Lindsay Corporation, Matterhorn Merger Sub, Inc. and Elecsys Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 4, 2014.

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
4.2	Description of the Registrant’s Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
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
10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2021 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2020.†

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

10.9

Third Amendment to Amended and Restated Revolving Credit Agreement, dated August 26, 2021, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2021.

10.10

Second Amended and Restated Line of Credit Note, dated August 26, 2021, by the Company in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2021.

10.11

Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.12

First Amendment to Note Purchase Agreement, dated May 31, 2019, by and among the Company and the noteholders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.13

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018.

10.14

Employment Agreement, dated May 9, 2016, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016.†

10.15

Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.†

10.16

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020.†

10.17	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.18

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.19

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. †

10.20	Employment Agreement, dated July 17, 2017, between the Company and Timothy Hassinger, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017. †
10.21

Consulting Agreement, dated November 9, 2020, between the Company and Timothy L. Hassinger, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020. †

21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2021 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 15(b) of Form 10-K.
*	Filed herein.
**

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.  This Exhibit has been filed separately with the Secretary of the Commission with the redacted text pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of October, 2021.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of October, 2021.

/s/ RANDY A. WOOD		Director, President and Chief Executive Officer
Randy A. Wood		(Principal Executive Officer)

/s/ BRIAN L. KETCHAM		Senior Vice President and Chief Financial Officer
Brian L. Ketcham		(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT E. BRUNNER	(1)	Chairman of the Board of Directors
Robert E. Brunner

/s/ Michael N. Christodolou	(1)	Director
Michael N. Christodolou
/s/ IBRAHIM GOKCEN	(1)	Director
Ibrahim Gokcen
/s/ MARY A. LINDSEY	(1)	Director
Mary A. Lindsey

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ MICHAEL C. NAHL	(1)	Director
Michael C. Nahl

/s/ DAVID B. Rayburn	(1)	Director
David B. Rayburn

(1) By: /s/ Randy A. Wood
Randy A. Wood, Attorney‑In‑Fact