Form 10-Q
period 2021-11-30
LINDSAY CORP
filed 2022-01-06
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of January 4, 2022, 10,972,392 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2021	November 30, 2020
Operating revenues	$166,152	$108,485
Cost of operating revenues	128,714	77,077
Gross profit	37,438	31,408

Operating expenses:
Selling expense	7,990	7,331
General and administrative expense	12,880	13,452
Engineering and research expense	3,207	3,090
Total operating expenses	24,077	23,873

Operating income	13,361	7,535

Other (expense) income:
Interest expense	(1,163)	(1,201)
Interest income	177	303
Other expense, net	(2,900)	246
Total other (expense) income	(3,886)	(652)

Earnings before income taxes	9,475	6,883

Income tax expense (benefit)	1,574	(212)

Net earnings	$7,901	$7,095

Earnings per share:
Basic	$0.72	$0.65
Diluted	$0.72	$0.65

Shares used in computing earnings per share:
Basic	10,927	10,845
Diluted	11,026	10,888

Cash dividends declared per share	$0.33	$0.32

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2021	November 30, 2020
Net earnings	$7,901	$7,095
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	49	43
Foreign currency translation adjustment, net of hedging activities and tax	(3,350)	1,384
Unrealized loss on marketable securities, net of tax	(57)	(32)
Total other comprehensive (loss) income, net of tax expense of $2 and $32, respectively	(3,358)	1,395
Total comprehensive income	$4,543	$8,490

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2021	November 30, 2020	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84,719	$126,802	$127,107
Marketable securities	30,195	19,624	19,604
Receivables, net of allowance of $3,398, $2,960, and $3,422, respectively	111,959	74,909	93,609
Inventories, net	173,115	114,278	145,244
Other current assets, net	26,345	20,837	30,539
Total current assets	426,333	356,450	416,103

Property, plant, and equipment:
Cost	230,268	212,725	229,000
Less accumulated depreciation	(138,629)	(131,430)	(137,003)
Property, plant, and equipment, net	91,639	81,295	91,997

Intangibles, net	19,827	22,817	20,367
Goodwill	67,735	68,027	67,968
Operating lease right-of-use assets	17,584	26,008	18,281
Deferred income tax assets	6,157	9,924	8,113
Other noncurrent assets	20,170	10,681	14,356
Total assets	$649,445	$575,202	$637,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,908	$36,263	$45,209
Current portion of long-term debt	219	214	217
Other current liabilities	88,655	65,910	92,814
Total current liabilities	147,782	102,387	138,240

Pension benefits liabilities	5,660	6,293	5,754
Long-term debt	115,471	115,641	115,514
Operating lease liabilities	17,679	24,863	18,301
Deferred income tax liabilities	798	902	832
Other noncurrent liabilities	20,112	21,215	20,099
Total liabilities	307,502	271,301	298,740

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,056, 18,948, and 18,991 shares issued, respectively	19,056	18,948	18,991
Capital in excess of stated value	89,006	78,026	86,495
Retained earnings	532,410	503,342	528,130
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(21,291)	(19,177)	(17,933)
Total shareholders' equity	341,943	303,901	338,445
Total liabilities and shareholders' equity	$649,445	$575,202	$637,185

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	7,095	—	—	7,095
Other comprehensive income	—	—	—	—	—	—	1,395	1,395
Total comprehensive income	—	—	—	—	—	—	—	8,490
Cash dividends ($.32) per share	—	—	—	—	(3,477)	—	—	(3,477)
Issuance of common shares under share compensation plans, net	30	—	30	(1,243)	—	—	—	(1,213)
Share-based compensation expense	—	—	—	1,583	—	—	—	1,583
Balance at November 30, 2020	18,948	8,083	$18,948	$78,026	$503,342	$(277,238)	$(19,177)	$303,901

Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	7,901	—	—	7,901
Other comprehensive loss	—	—	—	—	—	—	(3,358)	(3,358)
Total comprehensive income	—	—	—	—	—	—	—	4,543
Cash dividends ($.33) per share	—	—	—	—	(3,621)	—	—	(3,621)
Issuance of common shares under share compensation plans, net	65	—	65	1,289	—	—	—	1,354
Share-based compensation expense	—	—	—	1,222	—	—	—	1,222
Balance at November 30, 2021	19,056	8,083	$19,056	$89,006	$532,410	$(277,238)	$(21,291)	$341,943

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,901	$7,095
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,896	5,140
Provision for uncollectible accounts receivable	91	158
Deferred income taxes	1,841	140
Share-based compensation expense	1,222	1,583
Unrealized foreign currency transaction loss (gain)	2,193	(203)
Other, net	292	36
Changes in assets and liabilities:
Receivables	(17,816)	8,896
Inventories	(31,674)	(8,294)
Other current assets	5,965	(3,068)
Accounts payable	12,462	7,286
Other current liabilities	(3,632)	(7,146)
Other noncurrent assets and liabilities	(7,920)	3,750
Net cash (used in) provided by operating activities	(24,179)	15,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,061)	(5,614)
Purchases of marketable securities available-for-sale	(14,354)	(3,844)
Proceeds from maturities of marketable securities available-for-sale	3,599	3,616
Other investing activities, net	(342)	—
Net cash used in investing activities	(14,158)	(5,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,442	56
Common stock withheld for payroll tax obligations	(1,181)	(1,269)
Proceeds from employee stock purchase plan	93	—
Principal payments on long-term debt	(54)	(35)
Dividends paid	(3,621)	(3,477)
Net cash used in financing activities	(2,321)	(4,725)

Effect of exchange rate changes on cash and cash equivalents	(1,730)	593
Net change in cash and cash equivalents	(42,388)	5,399
Cash and cash equivalents, beginning of period	127,107	121,403
Cash and cash equivalents, end of period	$84,719	$126,802

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$341	$418
Interest paid	$51	$77

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

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

Recent Accounting Guidance Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting and related disclosure requirements for income taxes. The Company adopted this standard in the first quarter of its fiscal 2022. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. The Company adopted this in the first quarter of the Company’s fiscal 2021. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2021 and November 30, 2020 is as follows:

	Three months ended
	November 30, 2021
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$139,400	$14,712	$154,112
Over time	6,509	742	7,251
Revenue from the contracts with customers	145,909	15,454	161,363

Lease revenue	—	4,789	4,789
Total operating revenues	$145,909	$20,243	$166,152

	Three months ended
	November 30, 2020
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$80,060	$15,452	$95,512
Over time	7,296	1,639	8,935
Revenue from the contracts with customers	87,356	17,091	104,447

Lease revenue	—	4,038	4,038
Total operating revenues	$87,356	$21,129	$108,485

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $7.3 million at November 30, 2021.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2021, November 30, 2020, and August 31, 2021, contract assets amounted to $1.2 million, $1.2 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2021, November 30, 2020, and August 31, 2021, contract liabilities amounted to $41.1 million, $21.3 million, and $37.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2021 and November 30, 2020, the Company recognized $12.7 million and $6.5 million of revenue that were included in the liabilities as of August 31, 2021 and 2020, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2021 and 2020:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2021	November 30, 2020
Numerator:
Net earnings	$7,901	$7,095

Denominator:
Weighted average shares outstanding	10,927	10,845
Diluted effect of stock awards	99	43
Weighted average shares outstanding assuming dilution	11,026	10,888

Basic net earnings per share	$0.72	$0.65
Diluted net earnings per share	$0.72	$0.65

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

	Three months ended
(Units and options in thousands)	November 30, 2021	November 30, 2020
Stock options	10	79
Performance stock units	2	10

Note 4 – Income Taxes

The Company recorded income tax expense of $1.6 million and an income tax benefit of $0.2 million for the three months ended November 30, 2021 and 2020, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 24.2 percent and 23.8 percent for the three months ended November 30, 2021 and 2020, respectively.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $0.7 million and $1.8 million for the three months ended November 30, 2021 and 2020, respectively. The discrete items recorded in the three months ended November 30, 2021 include a benefit of $0.7 million related to the vesting of share-based compensation awards, and the discrete items recorded in the three months ended November 30, 2020 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2021, November 30, 2020, and August 31, 2021:

($ in thousands)	November 30, 2021	November 30, 2020	August 31, 2021
Raw materials and supplies	$78,102	$52,374	$69,962
Work in process	12,227	8,041	8,301
Finished goods and purchased parts, net	90,676	58,284	75,053
Total inventory value before LIFO adjustment	181,005	118,699	153,316
Less adjustment to LIFO value	(7,890)	(4,421)	(8,072)
Inventories, net	$173,115	$114,278	$145,244

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2021	November 30, 2020	August 31, 2021
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	1,096	1,309	1,148
Total debt	116,096	116,309	116,148
Less current portion	(219)	(214)	(217)
Less unamortized debt issuance costs	(406)	(454)	(417)
Total long-term debt	$115,471	$115,641	$115,514

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$219
2 years	222
3 years	227
4 years	231
5 years	197
Thereafter	115,000
$116,096

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2021, November 30, 2020, and August 31, 2021. There were no transfers between any levels for the periods presented.

	November 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,719	$—	$—	$84,719
Marketable securities:
Corporate bonds	—	26,503	—	26,503
U.S. treasury securities	—	3,692	—	3,692

	November 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$126,802	$—	$—	$126,802
Marketable securities:
Corporate bonds	—	14,564	—	14,564
U.S. treasury securities	—	5,060	—	5,060
Earn-out liability	—	—	(1,112)	(1,112)

	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,107	$—	$—	$127,107
Marketable securities:
Corporate bonds	—	15,484	—	15,484
U.S. treasury securities	—	4,120	—	4,120
Earn-out liability	—	—	(250)	(250)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of November 30, 2021, approximately 65% of the Company’s marketable securities investments mature within one year and 35% mature within one to five years.

The Company’s earn-out liability relates to its acquisition of Net Irrigate, LLC during the third quarter of fiscal 2020 and was settled in full during the first quarter of fiscal 2022.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2021 or 2020.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to

review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE. Based on guidance from third-party environmental experts and the preliminary discussions with the regulatory agencies, the Company anticipates that a definitive plan will not be agreed upon until the first half of calendar 2022 or later. Of the total liability as of both August 31, 2021 and 2020, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2021, November 30, 2020, and August 31, 2021:

($ in thousands)	November 30, 2021	November 30, 2020	August 31, 2021
Other current liabilities	$828	$1,105	$965
Other noncurrent liabilities	15,181	15,021	15,128
Total environmental remediation liabilities	$16,009	$16,126	$16,093

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2021	November 30, 2020
Product warranty accrual balance, beginning of period	$12,736	$10,765
Liabilities accrued for warranties during the period	2,394	1,734
Warranty claims paid during the period	(2,751)	(1,641)
Product warranty accrual balance, end of period	$12,379	$10,858

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.3 million and $1.7 million for the three months ended November 30, 2021 and 2020, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2021 and 2020, respectively:

	Three months ended
	November 30, 2021		November 30, 2020
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	21,137	$41.80	35,168	$30.68
RSUs	20,099	$141.99	26,314	$106.72
PSUs	12,122	$147.74	19,533	$125.23

The RSUs granted during the three months ended November 30, 2021 and 2020 included 2,248 and 2,162 awards, respectively, that will be settled in cash. The weighted average stock price on the date of grant was $145.93 and $110.21 per award for the three months ended November 30, 2021 and 2020, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.2 million and $1.3 million for the three months ended November 30, 2021 and 2020, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2021 and 2020, respectively:

	Three months ended November 30,
	2021	2020
Weighted-average dividend yield	0.9%	1.2%
Weighted-average volatility	33.8%	32.8%
Risk-free interest rate	1.2%	0.5%
Weighted-average expected life (years)	5	6

The PSUs granted during fiscal 2022 include performance goals based on a return on invested capital ("ROIC") and total shareholder return ("TSR") relative to the Company's peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the ROIC portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the consolidated financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2021 and 2020 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2021	2020
Expected term (years)	3	3
Risk-free interest rate	0.7%	0.2%
Volatility	39.1%	38.6%
Dividend yield	0.9%	1.2%

Note 11 – Other Current Liabilities

($ in thousands)	November 30, 2021	November 30, 2020	August 31, 2021
Other current liabilities:
Contract liabilities	$39,747	$18,497	$36,060
Compensation and benefits	13,460	13,759	21,623
Warranties	12,379	10,858	12,736
Dealer related liabilities	4,180	3,696	3,971
Operating lease liabilities	3,787	5,004	3,991
Tax related liabilities	1,639	443	1,072
Deferred revenue - lease	1,201	3,165	3,456
Accrued insurance	893	1,253	1,123
Accrued environmental liabilities	828	1,105	965
Other	10,541	8,130	7,817
Total other current liabilities	$88,655	$65,910	$92,814

Note 12 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2021 and 2020 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2021.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2021 or 2020.

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

	Three months ended
($ in thousands)	November 30, 2021	November 30, 2020
Operating revenues:
Irrigation:
North America	$78,976	$52,790
International	66,933	34,566
Irrigation total	145,909	87,356
Infrastructure	20,243	21,129
Total operating revenues	$166,152	$108,485

Operating income:
Irrigation	$17,212	$10,633
Infrastructure	2,766	4,256
Corporate	(6,617)	(7,354)
Total operating income	13,361	7,535

Interest and other expense, net	(3,886)	(652)
Earnings before income taxes	$9,475	$6,883

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2021, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 coronavirus disease (COVID-19) a global pandemic. This outbreak has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty. Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates. However, because the Company supports critical industries, the Company’s facilities worldwide have generally been considered “business essential” and have remained open throughout the outbreak with limited exceptions. Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. The pandemic has not had a material adverse effect on demand for the Company’s irrigation or infrastructure products; however, the pandemic has resulted in a slowdown of road construction activity and delays in certain project implementations. As pandemic conditions improve and economic activity increases, the Company has experienced a number of supply chain challenges including increased lead times and limited availability of certain components, raw material inflation, and labor and logistics constraints.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2021. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2021.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2021 were $166.2 million, an increase of 53 percent compared to $108.5 million for the three months ended November 30, 2020. Irrigation segment revenues increased 67 percent to $145.9 million and infrastructure segment revenues decreased 4 percent to $20.2 million. Net earnings for the three months ended November 30, 2021 were $7.9 million, or $0.72 per diluted share, compared to net earnings of $7.1 million, or $0.65 per diluted share, for the three months ended November 30, 2020.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, include the following primary drivers:

•
Agricultural commodity prices – As of November 2021, U.S. corn prices have increased approximately 40 percent and U.S. soybean prices have increased approximately six percent from November 2020. The increases are due to lower production levels in the U.S. coupled with higher demand coming primarily from an increase in corn and soybean exports to China.
•
Net farm income – As of December 2021, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2021 net farm income to be $116.8 billion, an increase of 23 percent from the USDA’s estimated U.S. 2020 net farm income of $94.8 billion. The increase is primarily related to an increase in cash receipts from crops and livestock that is offsetting a portion of the decrease in government support payments. If estimates hold, U.S. net farm income in 2021 will be the highest level since 2013.
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
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing the entire cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.

•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. In December 2021, the U.S. Environmental Protection Agency (“EPA”) proposed the Renewable Fuels Standard (RFS) volume requirements for 2022, 2021, and 2020. The proposed volumes for 2022 are over 3.5 billion gallons higher than the volume of renewable fuel used in 2020. The EPA is proposing 2021 volumes at the level it predicts the market will use by the end of the year, while proposing revisions to the 2020 standards to account for market challenges, including the COVID-19 pandemic.
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

The infrastructure business continues to be driven by the Company's transportation safety products which is dependent to a significant extent on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transformational projects, which the Company anticipates will translate into higher demand for its transportation safety products.

Demand for irrigation equipment in the U.S. has remained robust over the same prior year period due to positive farmer sentiment resulting from strong agricultural commodity prices and a favorable outlook for net farm income. During this period supply chain constraints such as steel and other raw material costs as well as freight and logistics costs have continued to persist. These circumstances have continued to temper operating margins and are expected to continue to do so until these increased costs can be fully covered by increases in selling prices. In addition, supply chain constraints impacting availability of raw materials and trucking resources have contributed to cost increases and have resulted in extended lead times for deliveries.

The backlog of unshipped orders at November 30, 2021 was $154.8 million compared with $89.2 million at November 30, 2020. The irrigation backlog is higher compared to the prior year while the infrastructure backlog is lower. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

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

Results of Operations

For the Three Months ended November 30, 2021 compared to the Three Months ended November 30, 2020

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2021 and 2020. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended		Percent
($ in thousands)	November 30, 2021	November 30, 2020	Increase (Decrease)
Consolidated
Operating revenues	$166,152	$108,485	53%
Gross profit	$37,438	$31,408	19%
Gross margin	22.5%	29.0%

Operating expenses (1)	$24,077	$23,873	1%
Operating income	$13,361	$7,535	77%
Operating margin	8.0%	6.9%

Other expense, net	$(3,886)	$(652)	496%
Income tax expense	$1,574	$(212)	-842%
Overall income tax rate	16.6%	-3.1%
Net earnings	$7,901	$7,095	11%

Irrigation Segment
Segment operating revenues	$145,909	$87,356	67%
Segment operating income	$17,212	$10,633	62%
Segment operating margin	11.8%	12.2%

Infrastructure Segment
Segment operating revenues	$20,243	$21,129	-4%
Segment operating income	$2,766	$4,256	-35%
Segment operating margin	13.7%	20.1%

(1)
Includes $6.6 million and $7.4 million of corporate operating expenses for the three months ended November 30, 2021 and 2020, respectively.

Revenues

Operating revenues for the three months ended November 30, 2021 increased 53 percent to $166.2 million from $108.5 million for the three months ended November 30, 2020, as irrigation revenues increased $58.6 million and infrastructure revenues decreased $0.9 million. The irrigation segment provided 88 percent of the Company’s revenue during the three months ended November 30, 2021 as compared to 81 percent for the three months ended November 30, 2020.

North America irrigation revenues for the three months ended November 30, 2021 of $79.0 million increased $26.2 million, or 50 percent, from $52.8 million for the three months ended November 30, 2020. The increase resulted from a combination of higher irrigation equipment unit sales volume and higher average selling prices. Increased demand for irrigation equipment is supported by higher agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw materials costs to customers.

International irrigation revenues for the three months ended November 30, 2021 of $66.9 million increased $32.4 million, or 94 percent, from $34.6 million for the three months ended November 30, 2020. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets, namely Brazil, Middle East and Europe. These increases are the result of positive market fundamentals and from the pass through of higher raw material costs. Also contributing were favorable effects of foreign currency translation of approximately $1.1 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended November 30, 2021 of $20.2 million decreased $0.9 million, or 4 percent, from $21.1 million for the three months ended November 30, 2020. The decrease resulted from lower Road Zipper System sales, which were partially offset by higher Road Zipper System lease revenue and increased sales of road safety products.

Gross Profit

Gross profit for the three months ended November 30, 2021 of $37.4 million increased 19 percent from $31.4 million for the three months ended November 30, 2020. The increase in gross profit resulted from higher irrigation segment revenues that were partially offset by lower infrastructure segment revenues. In addition, gross profit was reduced by the impact of higher costs of raw materials and other inputs, as well as approximately $6.0 million resulting from the impact of the last-in, first-out ("LIFO") method of accounting for inventory, of which $5.0 million impacted the irrigation segment and $1.0 million impacted the infrastructure segment. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. Gross margin was 22.5 percent of sales for the three months ended November 30, 2021 compared with 29.0 percent of sales for the three months ended November 30, 2020. Lower gross margin in the current year period resulted in part from a higher proportion of irrigation revenues, which have a lower gross margin than infrastructure revenues, as compared to the same prior year period. Higher costs of raw materials and other inputs also contributed to lower gross margin in the current period compared to the same prior year period.

Operating Expenses

Operating expenses of $24.1 million for the three months ended November 30, 2021 increased $0.2 million, or 1 percent, compared with $23.9 million for the three months ended November 30, 2020. The increase resulted primarily from higher selling expenses and engineering expenses, which were partially offset by reductions in other categories of operating expenses compared to the same prior year period.

Other Expense, net

Other expense for the three months ended November 30, 2021 increased $3.1 million compared to the three months ended November 30, 2020. The change resulted primarily from higher foreign currency transaction losses compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $1.6 million and an income tax benefit of $0.2 million for the three months ended November 30, 2021 and 2020, respectively. The effective income tax rate was 16.6 percent and (3.1) percent for the three months ended November 30, 2021 and 2020, respectively. The current year period includes a benefit of $0.7 million related to the vesting of share-based compensation awards while the same prior year period includes a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $114.9 million at November 30, 2021 compared with $146.4 million at November 30, 2020 and $146.7 million at August 31, 2021. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $35.5 million, $41.3 million, and $38.4 million as of November 30, 2021, November 30, 2020, and August 31, 2021, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $278.6 million at November 30, 2021, as compared with $254.1 million at November 30, 2020 and $277.9 million at August 31, 2021. Cash used in operating activities totaled $24.2 million during the three months ended November 30, 2021, compared to cash provided by operating activities of $15.4 million during the three months ended November 30, 2020. This change was primarily due to increases in receivables and inventories that were partially offset by changes in other categories of working capital, compared to the same prior year period.

Cash flows used in investing activities totaled $14.2 million during the three months ended November 30, 2021 compared to $5.8 million during the three months ended November 30, 2020. Purchases of marketable securities increased $10.5 million compared to the same prior year period. Purchases of property, plant, and equipment were $3.1 million, compared to $5.6 million in the same prior year period.

Cash flows used in financing activities totaled $2.3 million during the three months ended November 30, 2021 compared to cash flows used in financing activities of $4.7 million during the three months ended November 30, 2020. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2022 are expected to be between $20.0 million and $25.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2022, the Company paid a quarterly cash dividend to stockholders of $0.33 per common share, or $3.6 million, compared to a quarterly cash dividend of $0.32 per common share, or $3.5 million, in the first quarter of fiscal 2021.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the three months ended November 30, 2021 or 2020. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2021.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2021 and 2020, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At November 30, 2021, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 1.40 percent at November 30, 2021), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at November 30, 2021) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2021 and 2020, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.1 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of November 30, 2021). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2021.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2022 Plan Year. † **
10.2*	Lindsay Corporation Policy on Payment of Director Fees and Expenses.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of January 2022.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)