Form 10-Q
period 2022-02-28
LINDSAY CORP
filed 2022-04-05
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of March 31, 2022, 10,977,692 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Operating revenues	$200,137	$143,577	$366,288	$252,062
Cost of operating revenues	157,193	102,403	285,907	179,480
Gross profit	42,944	41,174	80,381	72,582

Operating expenses:
Selling expense	7,932	7,778	15,922	15,110
General and administrative expense	13,022	14,275	25,901	27,727
Engineering and research expense	3,652	3,312	6,859	6,402
Total operating expenses	24,606	25,365	48,682	49,239

Operating income	18,338	15,809	31,699	23,343

Other income (expense):
Interest expense	(1,176)	(1,205)	(2,339)	(2,406)
Interest income	160	268	338	571
Other income (expense), net	1,882	(311)	(1,018)	(65)
Total other income (expense)	866	(1,248)	(3,019)	(1,900)

Earnings before income taxes	19,204	14,561	28,680	21,443

Income tax expense	4,638	2,685	6,213	2,472

Net earnings	$14,566	$11,876	$22,467	$18,971

Earnings per share:
Basic	$1.33	$1.09	$2.05	$1.75
Diluted	$1.32	$1.08	$2.04	$1.74

Shares used in computing earnings per share:
Basic	10,974	10,884	10,950	10,865
Diluted	11,014	10,981	11,020	10,934

Cash dividends declared per share	$0.33	$0.32	$0.66	$0.64

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Net earnings	$14,566	$11,876	$22,467	$18,971
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	48	59	97	102
Foreign currency translation adjustment, net of hedging activities and tax	1,997	481	(1,353)	1,864
Unrealized loss on marketable securities, net of tax	(105)	(25)	(162)	(56)
Total other comprehensive income (loss), net of tax (benefit) expense of ($21), $20, ($19), and ($12) respectively	1,940	515	(1,418)	1,910
Total comprehensive income	$16,506	$12,391	$21,049	$20,881

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2022	February 28, 2021	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$68,951	$110,775	$127,107
Marketable securities	24,934	19,555	19,604
Receivables, net of allowance of $3,726, $3,021, and $3,422, respectively	134,694	94,211	93,609
Inventories, net	187,328	121,566	145,244
Other current assets, net	34,350	29,509	30,539
Total current assets	450,257	375,616	416,103

Property, plant, and equipment:
Cost	234,183	223,418	229,000
Less accumulated depreciation	(141,892)	(134,197)	(137,003)
Property, plant, and equipment, net	92,291	89,221	91,997

Intangibles, net	19,311	22,383	20,367
Goodwill	67,679	68,087	67,968
Operating lease right-of-use assets	16,724	20,173	18,281
Deferred income tax assets	5,352	10,347	8,113
Other noncurrent assets	24,970	10,821	14,356
Total assets	$676,584	$596,648	$637,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,345	$39,934	$45,209
Current portion of long-term debt	220	215	217
Other current liabilities	86,837	74,687	92,814
Total current liabilities	161,402	114,836	138,240

Pension benefits liabilities	5,567	6,182	5,754
Long-term debt	115,428	115,599	115,514
Operating lease liabilities	17,170	20,174	18,301
Deferred income tax liabilities	783	900	832
Other noncurrent liabilities	19,696	19,933	20,099
Total liabilities	320,046	277,624	298,740

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,061, 18,990, and 18,991 shares issued, respectively	19,061	18,990	18,991
Capital in excess of stated value	90,711	84,206	86,495
Retained earnings	543,355	511,728	528,130
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(19,351)	(18,662)	(17,933)
Total shareholders' equity	356,538	319,024	338,445
Total liabilities and shareholders' equity	$676,584	$596,648	$637,185

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	18,971	—	—	18,971
Other comprehensive income	—	—	—	—	—	—	1,910	1,910
Total comprehensive income	—	—	—	—	—	—	—	20,881
Cash dividends ($.64) per share	—	—	—	—	(6,967)	—	—	(6,967)
Issuance of common shares under share compensation plans, net	72	—	72	2,473	—	—	—	2,545
Share-based compensation expense	—	—	—	4,047	—	—	—	4,047
Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024

Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	22,467	—	—	22,467
Other comprehensive loss	—	—	—	—	—	—	(1,418)	(1,418)
Total comprehensive income	—	—	—	—	—	—	—	21,049
Cash dividends ($.66) per share	—	—	—	—	(7,242)	—	—	(7,242)
Issuance of common shares under share compensation plans, net	70	—	70	1,805	—	—	—	1,875
Share-based compensation expense	—	—	—	2,411	—	—	—	2,411
Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2020	18,948	8,083	$18,948	$78,026	$503,342	$(277,238)	$(19,177)	$303,901
Comprehensive income:
Net earnings	—	—	—	—	11,876	—	—	11,876
Other comprehensive income	—	—	—	—	—	—	515	515
Total comprehensive income	—	—	—	—	—	—	—	12,391
Cash dividends ($0.32) per share	—	—	—	—	(3,490)	—	—	(3,490)
Issuance of common shares under share compensation plans, net	42	—	42	3,716	—	—	—	3,758
Share-based compensation expense	—	—	—	2,464	—	—	—	2,464
Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024

Balance at November 30, 2021	19,056	8,083	$19,056	$89,006	$532,410	$(277,238)	$(21,291)	$341,943
Comprehensive income:
Net earnings	—	—	—	—	14,566	—	—	14,566
Other comprehensive income	—	—	—	—	—	—	1,940	1,940
Total comprehensive income	—	—	—	—	—	—	—	16,506
Cash dividends ($0.33) per share		—	—	—	(3,621)	—	—	(3,621)
Issuance of common shares under share compensation plans, net	5	—	5	516	—	—	—	521
Share-based compensation expense	—	—	—	1,189	—	—	—	1,189
Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$22,467	$18,971
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	9,912	9,878
Provision for uncollectible accounts receivable	322	246
Deferred income taxes	3,052	206
Share-based compensation expense	2,411	4,047
Unrealized foreign currency transaction gain	(111)	(754)
Other, net	627	1,804
Changes in assets and liabilities:
Receivables	(41,286)	(10,769)
Inventories	(42,412)	(16,245)
Other current assets	(2,541)	(9,492)
Accounts payable	28,757	10,962
Other current liabilities	(8,317)	334
Other noncurrent assets and liabilities	(8,732)	1,940
Net cash (used in) provided by operating activities	(35,851)	11,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,926)	(16,556)
Purchases of marketable securities	(18,468)	(8,313)
Proceeds from maturities of marketable securities	12,752	8,043
Other investing activities, net	(2,974)	(860)
Net cash used in investing activities	(15,616)	(17,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,821	3,814
Common stock withheld for payroll tax obligations	(1,181)	(1,269)
Proceeds from employee stock purchase plan	235	—
Principal payments on long-term debt	(108)	(88)
Dividends paid	(7,242)	(6,967)
Net cash used in financing activities	(5,475)	(4,510)

Effect of exchange rate changes on cash and cash equivalents	(1,214)	440
Net change in cash and cash equivalents	(58,156)	(10,628)
Cash and cash equivalents, beginning of period	127,107	121,403
Cash and cash equivalents, end of period	$68,951	$110,775

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$2,927	$2,397
Interest paid	$2,299	$2,347

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

Recent Accounting Guidance Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting and related disclosure requirements for income taxes. The Company adopted this standard in the first quarter of its fiscal 2022. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 28, 2022 and 2021 is as follows:

	Three months ended			Three months ended
	February 28, 2022			February 28, 2021
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$175,251	$16,010	$191,261	$110,814	$20,819	$131,633
Over time	5,508	1,467	6,975	7,758	1,535	9,293
Revenue from the contracts with customers	180,759	17,477	198,236	118,572	22,354	140,926

Lease revenue	—	1,901	1,901	—	2,651	2,651
Total operating revenues	$180,759	$19,378	$200,137	$118,572	$25,005	$143,577

	Six months ended			Six months ended
	February 28, 2022			February 28, 2021
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$315,383	$30,723	$346,106	$190,926	$36,269	$227,195
Over time	11,284	2,209	13,493	15,003	3,174	18,177
Revenue from the contracts with customers	326,667	32,932	359,599	205,929	39,443	245,372

Lease revenue	—	6,689	6,689	—	6,690	6,690
Total operating revenues	$326,667	$39,621	$366,288	$205,929	$46,133	$252,062

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $4.0 million at February 28, 2022.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 28, 2022, February 28, 2021, and August 31, 2021, contract assets amounted to $1.1 million, $1.2 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 28, 2022, February 28, 2021, and August 31, 2021, contract liabilities amounted to $39.7 million, $21.3 million, and $37.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 28, 2022 and 2021 the Company recognized $25.6 million and $15.4 million of revenue that were included in the liabilities as of August 31, 2021 and 2020 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2022 and 2021:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Numerator:
Net earnings	$14,566	$11,876	$22,467	$18,971

Denominator:
Weighted average shares outstanding	10,974	10,884	10,950	10,865
Diluted effect of stock awards	40	97	70	69
Weighted average shares outstanding assuming dilution	11,014	10,981	11,020	10,934

Basic net earnings per share	$1.33	$1.09	$2.05	$1.75
Diluted net earnings per share	$1.32	$1.08	$2.04	$1.74

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

	Three months ended		Six months ended
(Units and options in thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Restricted stock units	3	—	2	—
Stock options	5	5	8	42
Performance stock units	6	3	4	6

Note 4 – Income Taxes

The Company recorded income tax expense of $4.6 million and $2.7 million for the three months ended February 28, 2022 and 2021, respectively, and recorded income tax expense of $6.2 million and $2.5 million for the six months ended February 28, 2022 and 2021, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 25.5 percent and 23.7 percent for the six months ended February 28, 2022 and 2021, respectively.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $1.1 million and $2.6 million for the six months ended February 28, 2022 and 2021, respectively. The discrete items recorded in the six months ended February 28, 2022 include a benefit of $0.7 million related to the vesting of share-based compensation awards, and the discrete items recorded in the six months ended February 28, 2021 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2022, February 28, 2021, and August 31, 2021:

($ in thousands)	February 28, 2022	February 28, 2021	August 31, 2021
Raw materials and supplies	$86,010	$62,404	$69,962
Work in process	11,620	8,993	8,301
Finished goods and purchased parts, net	96,724	58,682	75,053
Total inventory value before LIFO adjustment	194,354	130,079	153,316
Less adjustment to LIFO value	(7,026)	(8,513)	(8,072)
Inventories, net	$187,328	$121,566	$145,244

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2022	February 28, 2021	August 31, 2021
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	1,042	1,256	1,148
Total debt	116,042	116,256	116,148
Less current portion	(220)	(215)	(217)
Less unamortized debt issuance costs	(394)	(442)	(417)
Total long-term debt	$115,428	$115,599	$115,514

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$220
2 years	224
3 years	228
4 years	232
5 years	138
Thereafter	115,000
$116,042

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2022, February 28, 2021, and August 31, 2021. There were no transfers between any levels for the periods presented.

	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$68,951	$—	$—	$68,951
Marketable securities:
Corporate bonds	—	20,322	—	20,322
U.S. treasury securities	—	4,612	—	4,612

	February 28, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$110,775	$—	$—	$110,775
Marketable securities:
Corporate bonds	—	15,501	—	15,501
U.S. treasury securities	—	4,054	—	4,054
Earn-out liability	—	—	(1,098)	(1,098)

	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,107	$—	$—	$127,107
Marketable securities:
Corporate bonds	—	15,484	—	15,484
U.S. treasury securities	—	4,120	—	4,120
Earn-out liability	—	—	(250)	(250)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of February 28, 2022, approximately 62% of the Company’s marketable securities investments mature within one year and 38% mature within one to five years.

The Company’s earn-out liability relates to its acquisition of Net Irrigate, LLC during the third quarter of fiscal 2020 and was settled in full during the first quarter of fiscal 2022.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 28, 2022 or 2021.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. The proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE. However, the EPA and NDEE have recently approved an in situ thermal remediation pilot study to be conducted by the Company at a specific location on the site. The Company is in the process of finalizing the design of the pilot program and expects to begin implementation in the second half of calendar 2022. Of the total liability as of February 28, 2022, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While a definitive plan has not been formally approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including but not limited to (1) EPA input on the proposed remediation plan and any changes which the EPA may subsequently require, (2) effectiveness of the in situ thermal pilot remediation pilot study, (3) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (4) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (5) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 28, 2022, February 28, 2021, and August 31, 2021:

($ in thousands)	February 28, 2022	February 28, 2021	August 31, 2021
Other current liabilities	$777	$1,105	$965
Other noncurrent liabilities	15,155	15,017	15,128
Total environmental remediation liabilities	$15,932	$16,122	$16,093

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Product warranty accrual balance, beginning of period	$12,379	$10,858	$12,736	$10,765
Liabilities accrued for warranties during the period	1,825	2,247	4,219	3,981
Warranty claims paid during the period	(1,250)	(1,378)	(4,001)	(3,019)
Changes in estimates	(136)	59	(136)	59
Product warranty accrual balance, end of period	$12,818	$11,786	$12,818	$11,786

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.3 million and $2.5 million for the three months ended February 28, 2022 and 2021, respectively, and $2.5 million and $4.2 million for the six months ended February 28, 2022 and 2021, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	February 28, 2022	February 28, 2021	August 31, 2021
Other current liabilities:
Contract liabilities	$38,454	$19,982	$36,060
Compensation and benefits	15,212	16,717	21,623
Warranties	12,818	11,786	12,736
Dealer related liabilities	4,616	3,873	3,971
Operating lease liabilities	3,428	3,965	3,991
Tax related liabilities	1,532	2,033	1,072
Accrued insurance	1,119	1,320	1,123
Deferred revenue - lease	1,031	3,301	3,456
Accrued environmental liabilities	777	1,105	965
Other	7,850	10,605	7,817
Total other current liabilities	$86,837	$74,687	$92,814

Note 12 – Share Repurchases

There were no shares repurchased during the three and six months ended February 28, 2022 and 2021 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2022.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 28, 2022 or 2021.

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

	Three months ended		Six months ended
($ in thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Operating revenues:
Irrigation:
North America	$100,730	$80,178	$179,705	$132,968
International	80,029	38,394	146,962	72,961
Irrigation total	180,759	118,572	326,667	205,929
Infrastructure	19,378	25,005	39,621	46,133
Total operating revenues	$200,137	$143,577	$366,288	$252,062

Operating income:
Irrigation	$24,734	$18,045	$41,946	$28,678
Infrastructure	324	6,341	3,090	10,597
Corporate	(6,720)	(8,577)	(13,337)	(15,932)
Total operating income	18,338	15,809	31,699	23,343

Interest and other expense, net	866	(1,248)	(3,019)	(1,900)
Earnings before income taxes	$19,204	$14,561	$28,680	$21,443

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

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 coronavirus disease (COVID-19) a global pandemic. This outbreak has adversely affected workforces, customers, economies, and financial markets globally, leading to economic uncertainty. Shelter-in-place or stay-at-home orders have been implemented from time to time in many of the jurisdictions in which the Company operates. However, the Company’s manufacturing facilities worldwide have remained open throughout the outbreak with limited exceptions. Accordingly, COVID-19 has had a limited impact on the Company’s manufacturing operations to date, although the Company continues to experience supply chain challenges, including increased lead times and limited availability of certain components, raw material price increases, and labor and transportation logistical constraints that have contributed to cost increases. During the quarter we experienced a short-term disruption in labor availability in our Nebraska manufacturing facility due to an increase in employee absences caused by the Omicron variant. The pandemic has not had a material adverse effect on the overall demand for the Company’s irrigation or infrastructure products. However, the pandemic has resulted in a slowdown of some road construction activity and delays in certain project implementations. While the Company has implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material.

The ongoing impact of COVID-19 on the Company’s business, results of operations, or cash flows remains uncertain and depends on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation, the duration and scope of the outbreak, mutations of COVID-19, actions taken by governments, businesses, and individuals in response to the outbreak, the effect on economic activity and actions taken in response, the effect on customers and their demand for the Company’s products and services, and the Company’s ability to manufacture, sell, distribute and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders. As such, the full financial impact of COVID-19 on the Company’s business is difficult to estimate.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2021. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 28, 2022.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2022 were $200.1 million, an increase of 39 percent compared to $143.6 million for the three months ended February 28, 2021. Irrigation segment revenues increased 52 percent to $180.7 million and infrastructure segment revenues decreased 23 percent to $19.4 million. Net earnings for the three months ended February 28, 2022 were $14.6 million, or $1.32 per diluted share, compared to net earnings of $11.9 million, or $1.08 per diluted share, for the three months ended February 28, 2021.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of February 2022, U.S. corn prices have increased approximately 23 percent and U.S. soybean prices have increased approximately 18 percent from February 2021. The increases are due to constrained supply levels globally coupled with higher demand, including an increase in corn and soybean demand in China. Subsequent to the end of the quarter, the conflict between Ukraine and Russia has raised additional concerns regarding available supply of agricultural commodities, further increasing corn and soybean prices.
•
Net farm income – As of February 2022, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2022 net farm income to be $113.7 billion, a decrease of 4.5 percent from the USDA’s estimated U.S. 2021 net farm income of $119.1 billion. The decrease is primarily related to the decrease in government support payments.
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
•
Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018. The Farm Bill provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems.
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

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven primarily by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has currently suspended business activity in Russia and Belarus. Sales with Russian and Ukrainian customers historically have represented less than 5% of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates will translate into higher demand for its transportation safety products.

The backlog of unshipped orders at February 28, 2022 was $111.0 million compared with $101.4 million at February 28, 2021. The irrigation backlog is higher compared to the prior year while the infrastructure backlog is lower. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended February 28, 2022 compared to the Three Months ended February 28, 2021

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2022 and 2021. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	February 28, 2022	February 28, 2021	Percent Change
Consolidated
Operating revenues	$200,137	$143,577	39%
Gross profit	$42,944	$41,174	4%
Gross margin	21.5%	28.7%

Operating expenses (1)	$24,606	$25,365	-3%
Operating income	$18,338	$15,809	16%
Operating margin	9.2%	11.0%

Other income (expense), net	$866	$(1,248)	-169%
Income tax expense	$4,638	$2,685	73%
Overall income tax rate	24.2%	18.4%
Net earnings	$14,566	$11,876	23%

Irrigation Segment
Segment operating revenues	$180,759	$118,572	52%
Segment operating income	$24,734	$18,045	37%
Segment operating margin	13.7%	15.2%

Infrastructure Segment
Segment operating revenues	$19,378	$25,005	-23%
Segment operating income	$324	$6,341	-95%
Segment operating margin	1.7%	25.4%

(1)
Includes $6.7 million and $8.6 million of corporate operating expenses for the three months ended February 28, 2022 and 2021, respectively.

Revenues

Operating revenues for the three months ended February 28, 2022 increased 39 percent to $200.1 million from $143.6 million for the three months ended February 28, 2021, as irrigation revenues increased $62.2 million and infrastructure revenues decreased $5.6 million. The irrigation segment provided 90 percent of the Company’s revenue during the three months ended February 28, 2022 as compared to 83 percent for the three months ended February 28, 2021.

North America irrigation revenues for the three months ended February 28, 2022 of $100.7 million increased $20.6 million, or 26 percent, from $80.2 million for the three months ended February 28, 2021. The increase resulted primarily from higher average selling prices. Unit sales volume was lower year-over-year due to the impact of Omicron-related employee absences on production and shipping capabilities. Demand for irrigation equipment is supported by higher agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw material costs to customers.

International irrigation revenues for the three months ended February 28, 2022 of $80.0 million increased $41.6 million, or 108 percent, from $38.4 million for the three months ended February 28, 2021. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets. Revenues in Brazil more than tripled compared to the prior year second quarter, and we also completed final deliveries of a large project in Egypt. These increases are the result of positive market fundamentals and from the pass through of higher raw material costs. The overall increase in revenues was partially offset by unfavorable effects of foreign currency translation of approximately $2.1 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended February 28, 2022 of $19.4 million decreased $5.6 million, or 23 percent, from $25.0 million for the three months ended February 28, 2021. The decrease resulted from lower Road Zipper System sales and lease revenue, which were partially offset by increased sales of road safety products.

Gross Profit

Gross profit for the three months ended February 28, 2022 of $42.9 million increased 4 percent from $41.2 million for the three months ended February 28, 2021. The increase in gross profit resulted from higher irrigation segment revenues that were partially offset by lower infrastructure segment revenues. In addition, gross profit was reduced by the impact of higher input costs that were not fully recovered by higher pricing. Gross profit was also reduced by approximately $2.8 million resulting from the impact of the last-in, first-out ("LIFO") method of accounting for inventory in the irrigation segment. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. In addition, costs of approximately $1.8 million were incurred during the quarter related to non-recurring factory maintenance and outside consulting services. Gross margin was 21.5 percent of sales for the three months ended February 28, 2022 compared with 28.7 percent of sales for the three months ended February 28, 2021. In addition to the factors noted above, lower gross margin in the current year period resulted in part from a higher proportion of irrigation revenues, which have a lower gross margin than infrastructure revenues, as compared to the same prior year period.

Operating Expenses

Operating expenses of $24.6 million for the three months ended February 28, 2022 decreased $0.8 million, or 3 percent, compared with $25.4 million for the three months ended February 28, 2021. The decrease resulted primarily from lower employee incentive expense compared to the same prior year period. The prior year included a one-time expense of $1.5 million in equity awards related to the retirement of the Company's chief executive officer.

Other Income (Expense), net

The Company recorded other income of $0.9 million for the three months ended February 28, 2022 compared to other expense of $1.2 million for the three months ended February 28, 2021. The change resulted primarily from higher foreign currency transaction gains compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $4.6 million and $2.7 million for the three months ended February 28, 2022 and 2021, respectively. The effective income tax rate was 24.2 percent and 18.4 percent for the three months ended February 28, 2022 and 2021, respectively. The impact of discrete items was not significant during the three months ended February 28, 2022 and 2021.

For the Six Months ended February 28, 2022 compared to the Six Months ended February 28, 2021

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2022 and 2021. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Six months ended
($ in thousands)	February 28, 2022	February 28, 2021	Percent Change
Consolidated
Operating revenues	$366,288	$252,062	45%
Gross profit	$80,381	$72,582	11%
Gross margin	21.9%	28.8%

Operating expenses (1)	$48,682	$49,239	-1%
Operating income	$31,699	$23,343	36%
Operating margin	8.7%	9.3%

Other expense, net	$(3,019)	$(1,900)	59%
Income tax expense	$6,213	$2,472	151%
Overall income tax rate	21.7%	11.5%
Net earnings	$22,467	$18,971	18%

Irrigation Segment
Segment operating revenues	$326,667	$205,929	59%
Segment operating income	$41,946	$28,678	46%
Segment operating margin	12.8%	13.9%

Infrastructure Segment
Segment operating revenues	$39,621	$46,133	-14%
Segment operating income	$3,090	$10,597	-71%
Segment operating margin	7.8%	23.0%
(1)
Includes $13.3 million and $15.9 million of corporate operating expenses for the six months ended February 28, 2022 and 2021, respectively.

Revenues

Operating revenues for the six months ended February 28, 2022 increased 45 percent to $366.3 million from $252.1 million for the six months ended February 28, 2021, as irrigation revenues increased $120.7 million and infrastructure revenues decreased $6.5 million. The irrigation segment provided 89 percent of the Company’s revenue during the six months ended February 28, 2022 as compared to 82 percent for the six months ended February 28, 2021.

North America irrigation revenues for the six months ended February 28, 2022 of $179.7 million increased $46.7 million, or 35 percent, from $132.9 million for the six months ended February 28, 2021. The increase resulted from a combination of higher irrigation equipment unit sales volume and higher average selling prices. Increased demand for irrigation equipment is supported by higher agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw material costs to customers.

International irrigation revenues for the six months ended February 28, 2022 of $147.0 million increased $74.0 million, or 101 percent, from $73.0 million for the six months ended February 28, 2021. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets, namely Brazil, Middle East and Europe. These increases are the result of positive market fundamentals and from the pass through of higher raw material costs. The overall increase in revenues was partially offset by unfavorable effects of foreign currency translation of approximately $0.9 million compared to the same prior year period.

Infrastructure segment revenues for the six months ended February 28, 2022 of $39.6 million decreased $6.5 million, or 14 percent, from $46.1 million for the six months ended February 28, 2021. The decrease resulted from lower Road Zipper System sales, which were partially offset by higher Road Zipper System lease revenue and increased sales of road safety products.

Gross Profit

Gross profit for the six months ended February 28, 2022 of $80.4 million increased 11 percent from $72.6 million for the six months ended February 28, 2021. The increase in gross profit resulted from higher irrigation segment revenues that were partially offset by lower infrastructure segment revenues. In addition, gross profit was reduced by the impact of higher costs of raw materials and other inputs, as well as approximately $8.8 million resulting from the impact of the LIFO method of accounting for inventory, of which $7.8 million impacted the irrigation segment and $1.0 million impacted the infrastructure segment. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. Gross margin was 21.9 percent of sales for the six months ended February 28, 2022 compared with 28.8 percent of sales for the six months ended February 28, 2021. In addition to the factors noted above, lower gross margin in the current year period resulted in part from a higher proportion of irrigation revenues, which have a lower gross margin than infrastructure revenues, as compared to the same prior year period.

Operating Expenses

Operating expenses of $48.7 million for the six months ended February 28, 2022 decreased $0.6 million, or 1 percent, compared with $49.2 million for the six months ended February 28, 2021. The decrease resulted primarily from lower employee incentive expenses, partially offset by increases in other areas such as travel, compared to the same prior year period. The prior year included a one-time expense of $1.5 million in equity awards related to the retirement of the Company's chief executive officer.

Other Income (Expense), net

Other expense for the six months ended February 28, 2022 increased $1.1 million compared to the six months ended February 28, 2021. The change resulted primarily from higher foreign currency transaction losses compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $6.2 million and $2.5 million for the six months ended February 28, 2022 and 2021, respectively. The effective income tax rate was 21.7 percent and 11.5 percent for the six months ended February 28, 2022 and 2021, respectively. The current year period includes a benefit of $0.7 million related to the vesting of share-based compensation awards while the same prior year period includes a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $93.9 million at February 28, 2022 compared with $130.3 million at February 28, 2021 and $146.7 million at August 31, 2021. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $37.3 million, $35.8 million, and $38.4 million as of February 28, 2022, February 28, 2021, and August 31, 2021, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $288.9 million at February 28, 2022, as compared with $260.8 million at February 28, 2021 and $277.9 million at August 31, 2021. Cash used in operating activities totaled $35.9 million during the six months ended February 28, 2022, compared to cash provided by operating activities of $11.1 million during the six months ended February 28, 2021. This change was primarily due to increases in receivables and inventories, both driven by strong irrigation demand, that were partially offset by changes in accounts payable, compared to the same prior year period.

Cash flows used in investing activities totaled $15.6 million during the six months ended February 28, 2022 compared to $17.7 million during the six months ended February 28, 2021. Purchases of marketable securities increased $10.2 million compared to the same prior year period. Purchases of property, plant, and equipment were $6.9 million, compared to $16.6 million in the same prior year period, which included $8.5 million for the land and building purchase in Turkey.

Cash flows used in financing activities totaled $5.5 million during the six months ended February 28, 2022 compared to cash flows used in financing activities of $4.5 million during the six months ended February 28, 2021. The decrease was primarily the result of higher proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2022 are expected to be between $15.0 million and $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2022, the Company paid a quarterly cash dividend to stockholders of $0.33 per common share, or $3.6 million, compared to a quarterly cash dividend of $0.32 per common share, or $3.5 million, in the second quarter of fiscal 2021.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the six months ended February 28, 2022 or 2021. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2022.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2022 and 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At February 28, 2022, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 1.40 percent at February 28, 2022), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at February 28, 2022) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2022 and 2021, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.0 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of February 28, 2022). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2022.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of April 2022.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)