Form 10-Q
period 2022-05-31
LINDSAY CORP
filed 2022-06-30
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of June 27, 2022, 10,979,422 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating revenues	$214,259	$161,936	$580,547	$413,998
Cost of operating revenues	152,579	117,880	438,486	297,360
Gross profit	61,680	44,056	142,061	116,638

Operating expenses:
Selling expense	8,148	7,570	24,070	22,680
General and administrative expense	14,647	12,043	40,548	39,770
Engineering and research expense	3,723	3,102	10,582	9,504
Total operating expenses	26,518	22,715	75,200	71,954

Operating income	35,162	21,341	66,861	44,684

Other income (expense):
Interest expense	(1,006)	(1,178)	(3,345)	(3,584)
Interest income	118	227	456	798
Other income, net	1,282	764	264	699
Total other income (expense)	394	(187)	(2,625)	(2,087)

Earnings before income taxes	35,556	21,154	64,236	42,597

Income tax expense	10,483	3,357	16,696	5,829

Net earnings	$25,073	$17,797	$47,540	$36,768

Earnings per share:
Basic	$2.28	$1.63	$4.34	$3.38
Diluted	$2.28	$1.61	$4.31	$3.35

Shares used in computing earnings per share:
Basic	10,978	10,907	10,960	10,879
Diluted	11,021	11,033	11,020	10,967

Cash dividends declared per share	$0.33	$0.33	$0.99	$0.97

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net earnings	$25,073	$17,797	$47,540	$36,768
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	49	51	146	153
Foreign currency translation adjustment, net of hedging activities and tax	991	1,858	(362)	3,722
Unrealized loss on marketable securities, net of tax	(65)	(10)	(227)	(66)
Total other comprehensive income (loss), net of tax expense of $257, $127, $238, and $115 respectively	975	1,899	(443)	3,809
Total comprehensive income	$26,048	$19,696	$47,097	$40,577

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2022	May 31, 2021	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$81,757	$120,801	$127,107
Marketable securities	13,930	19,663	19,604
Receivables, net of allowance of $4,197, $3,145, and $3,422, respectively	155,518	107,713	93,609
Inventories, net	195,566	136,601	145,244
Other current assets, net	28,663	32,947	30,539
Total current assets	475,434	417,725	416,103

Property, plant, and equipment:
Cost	239,001	230,205	229,000
Less accumulated depreciation	(144,560)	(137,688)	(137,003)
Property, plant, and equipment, net	94,441	92,517	91,997

Intangibles, net	18,769	21,893	20,367
Goodwill	67,476	68,134	67,968
Operating lease right-of-use assets	20,263	19,360	18,281
Deferred income tax assets	7,857	10,247	8,113
Other noncurrent assets	27,676	12,341	14,356
Total assets	$711,916	$642,217	$637,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,350	$49,351	$45,209
Current portion of long-term debt	221	216	217
Other current liabilities	101,243	94,589	92,814
Total current liabilities	173,814	144,156	138,240

Pension benefits liabilities	5,474	6,086	5,754
Long-term debt	115,384	115,557	115,514
Operating lease liabilities	20,688	19,369	18,301
Deferred income tax liabilities	730	881	832
Other noncurrent liabilities	15,056	19,995	20,099
Total liabilities	331,146	306,044	298,740

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,063, 18,991, and 18,991 shares issued, respectively	19,063	18,991	18,991
Capital in excess of stated value	92,516	85,257	86,495
Retained earnings	564,805	525,926	528,130
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(18,376)	(16,763)	(17,933)
Total shareholders' equity	380,770	336,173	338,445
Total liabilities and shareholders' equity	$711,916	$642,217	$637,185

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings	—	—	—	—	36,768	—	—	36,768
Other comprehensive income	—	—	—	—	—	—	3,809	3,809
Total comprehensive income	—	—	—	—	—	—	—	40,577
Cash dividends ($0.97) per share	—	—	—	—	(10,566)	—	—	(10,566)
Issuance of common shares under share compensation plans, net	73	—	73	2,550	—	—	—	2,623
Share-based compensation expense	—	—	—	5,021	—	—	—	5,021
Balance at May 31, 2021	18,991	8,083	$18,991	$85,257	$525,926	$(277,238)	$(16,763)	$336,173

Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	47,540	—	—	47,540
Other comprehensive loss	—	—	—	—	—	—	(443)	(443)
Total comprehensive income	—	—	—	—	—	—	—	47,097
Cash dividends ($0.99) per share	—	—	—	—	(10,865)	—	—	(10,865)
Issuance of common shares under share compensation plans, net	72	—	72	1,960	—	—	—	2,032
Share-based compensation expense	—	—	—	4,061	—	—	—	4,061
Balance at May 31, 2022	19,063	8,083	$19,063	$92,516	$564,805	$(277,238)	$(18,376)	$380,770

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 28, 2021	18,990	8,083	$18,990	$84,206	$511,728	$(277,238)	$(18,662)	$319,024
Comprehensive income:
Net earnings	—	—	—	—	17,797	—	—	17,797
Other comprehensive income	—	—	—	—	—	—	1,899	1,899
Total comprehensive income	—	—	—	—	—	—	—	19,696
Cash dividends ($0.33) per share	—	—	—	—	(3,599)	—	—	(3,599)
Issuance of common shares under share compensation plans, net	1	—	1	77	—	—	—	78
Share-based compensation expense	—	—	—	974	—	—	—	974
Balance at May 31, 2021	18,991	8,083	$18,991	$85,257	$525,926	$(277,238)	$(16,763)	$336,173

Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538
Comprehensive income:
Net earnings	—	—	—	—	25,073	—	—	25,073
Other comprehensive income	—	—	—	—	—	—	975	975
Total comprehensive income	—	—	—	—	—	—	—	26,048
Cash dividends ($0.33) per share		—	—	—	(3,623)	—	—	(3,623)
Issuance of common shares under share compensation plans, net	2	—	2	155	—	—	—	157
Share-based compensation expense	—	—	—	1,650	—	—	—	1,650
Balance at May 31, 2022	19,063	8,083	$19,063	$92,516	$564,805	$(277,238)	$(18,376)	$380,770

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,540	$36,768
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	14,930	14,688
Provision for uncollectible accounts receivable	734	304
Deferred income taxes	514	205
Share-based compensation expense	4,061	5,021
Unrealized foreign currency transaction gain	(754)	(1,934)
Other, net	645	(2,123)
Changes in assets and liabilities:
Receivables	(63,365)	(22,934)
Inventories	(49,209)	(28,612)
Other current assets	1,669	(14,025)
Accounts payable	26,319	20,828
Other current liabilities	822	20,149
Other noncurrent assets and liabilities	(8,840)	2,325
Net cash (used in) provided by operating activities	(24,934)	30,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(12,222)	(22,532)
Purchases of marketable securities	(18,468)	(13,067)
Proceeds from maturities of marketable securities	23,592	12,592
Other investing activities, net	(2,952)	(1,960)
Net cash used in investing activities	(10,050)	(24,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,894	3,892
Common stock withheld for payroll tax obligations	(1,181)	(1,269)
Proceeds from employee stock purchase plan	319	—
Principal payments on long-term debt	(163)	(141)
Dividends paid	(10,865)	(10,566)
Net cash used in financing activities	(8,996)	(8,084)

Effect of exchange rate changes on cash and cash equivalents	(1,370)	1,789
Net change in cash and cash equivalents	(45,350)	(602)
Cash and cash equivalents, beginning of period	127,107	121,403
Cash and cash equivalents, end of period	$81,757	$120,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,429	$2,929
Interest paid	$2,020	$2,402

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2022 and 2021 is as follows:

	Three months ended			Three months ended
	May 31, 2022			May 31, 2021
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$183,085	$22,083	$205,168	$131,032	$16,790	$147,822
Over time	5,608	1,750	7,358	9,143	1,383	10,526
Revenue from the contracts with customers	188,693	23,833	212,526	140,175	18,173	158,348

Lease revenue	—	1,733	1,733	—	3,588	3,588
Total operating revenues	$188,693	$25,566	$214,259	$140,175	$21,761	$161,936

	Nine months ended			Nine months ended
	May 31, 2022			May 31, 2021
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$498,468	$52,806	$551,274	$321,960	$53,060	$375,020
Over time	16,892	3,959	20,851	24,144	4,557	28,701
Revenue from the contracts with customers	515,360	56,765	572,125	346,104	57,617	403,721

Lease revenue	—	8,422	8,422	—	10,277	10,277
Total operating revenues	$515,360	$65,187	$580,547	$346,104	$67,894	$413,998

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $2.1 million at May 31, 2022.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2022, May 31, 2021, and August 31, 2021, contract assets amounted to $1.0 million, $1.5 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheet.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2022, May 31, 2021, and August 31, 2021, contract liabilities amounted to $35.0 million, $35.5 million, and $37.4 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2022 and 2021, the Company recognized $32.7 million and $16.7 million of revenue that were included in the liabilities as of August 31, 2021 and 2020 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2022 and 2021:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Numerator:
Net earnings	$25,073	$17,797	$47,540	$36,768

Denominator:
Weighted average shares outstanding	10,978	10,907	10,960	10,879
Diluted effect of stock awards	43	126	60	88
Weighted average shares outstanding assuming dilution	11,021	11,033	11,020	10,967

Basic net earnings per share	$2.28	$1.63	$4.34	$3.38
Diluted net earnings per share	$2.28	$1.61	$4.31	$3.35

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

	Three months ended		Nine months ended
(Units and options in thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Restricted stock units	—	—	1	—
Stock options	—	—	5	28
Performance stock units	2	—	4	4

Note 4 – Income Taxes

The Company recorded income tax expense of $10.5 million and $3.4 million for the three months ended May 31, 2022 and 2021, respectively, and recorded income tax expense of $16.7 million and $5.8 million for the nine months ended May 31, 2022 and 2021, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 28.2 percent and 21.4 percent for the nine months ended May 31, 2022 and 2021, respectively. The increase in the estimated annual effective income tax rate from May 2021 to May 2022 relates primarily to the change in earnings mix among foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $1.4 million and $3.3 million for the nine months ended May 31, 2022 and 2021, respectively. The discrete items recorded in the nine months ended May 31, 2022 include a benefit of $0.7 million related to the vesting of share-based compensation awards, and the discrete items recorded in the nine months ended May 31, 2021 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2022, May 31, 2021, and August 31, 2021:

($ in thousands)	May 31, 2022	May 31, 2021	August 31, 2021
Raw materials and supplies	$93,956	$64,087	$69,962
Work in process	18,941	9,440	8,301
Finished goods and purchased parts, net	105,042	71,414	75,053
Total inventory value before LIFO adjustment	217,939	144,941	153,316
Less adjustment to LIFO value	(22,373)	(8,340)	(8,072)
Inventories, net	$195,566	$136,601	$145,244

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2022	May 31, 2021	August 31, 2021
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	985	1,203	1,148
Total debt	115,985	116,203	116,148
Less current portion	(221)	(216)	(217)
Less unamortized debt issuance costs	(380)	(430)	(417)
Total long-term debt	$115,384	$115,557	$115,514

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$221
2 years	225
3 years	229
4 years	234
5 years	76
Thereafter	115,000
$115,985

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2022, May 31, 2021, and August 31, 2021. There were no transfers between any levels for the periods presented.

	May 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$81,757	$—	$—	$81,757
Marketable securities:
Corporate bonds	—	10,754	—	10,754
U.S. treasury securities	—	3,176	—	3,176
Derivative asset	—	1,080	—	1,080

	May 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$120,801	$—	$—	$120,801
Marketable securities:
Corporate bonds	—	15,114	—	15,114
U.S. treasury securities	—	4,549	—	4,549
Earn-out liability	—	—	(1,098)	(1,098)

	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,107	$—	$—	$127,107
Marketable securities:
Corporate bonds	—	15,484	—	15,484
U.S. treasury securities	—	4,120	—	4,120
Earn-out liability	—	—	(250)	(250)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of May 31, 2022, approximately 44% of the Company’s marketable securities investments mature within one year and 56% mature within one to five years.

The Company enters into derivative instrument agreements, to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit and does not enter into derivative instrument agreements for trading or speculative purposes. The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates and interest rates. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and foreign currency exchange rates.

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of the this contract is reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of May 31, 2022, is disclosed in the table above, and is recorded within other noncurrent assets on the condensed consolidated balance sheets.

The Company’s earn-out liability relates to its acquisition of Net Irrigate, LLC during the third quarter of fiscal 2020 and was settled in full during the first quarter of fiscal 2022.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2022 or 2021.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $16.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they have recently approved an in situ thermal remediation pilot study to be conducted by the Company at a specific location on the site. The Company expects to begin implementation of the pilot program in the second half of calendar 2022. Of the total liability as of May 31, 2022, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

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

The following table summarizes the undiscounted environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2022, May 31, 2021, and August 31, 2021:

($ in thousands)	May 31, 2022	May 31, 2021	August 31, 2021
Other current liabilities	$4,934	$971	$965
Other noncurrent liabilities	10,967	15,155	15,128
Total environmental remediation liabilities	$15,901	$16,126	$16,093

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Product warranty accrual balance, beginning of period	$12,818	$11,786	$12,736	$10,765
Liabilities accrued for warranties during the period	3,317	2,883	7,536	6,864
Warranty claims paid during the period	(2,600)	(1,062)	(6,601)	(4,081)
Changes in estimates	(58)	—	(194)	59
Product warranty accrual balance, end of period	$13,477	$13,607	$13,477	$13,607

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.7 million and $1.0 million for the three months ended May 31, 2022 and 2021, respectively, and $4.3 million and $5.3 million for the nine months ended May 31, 2022 and 2021, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	May 31, 2022	May 31, 2021	August 31, 2021
Other current liabilities:
Contract liabilities	$33,833	$34,072	$36,060
Compensation and benefits	18,243	19,558	21,623
Warranties	13,477	13,607	12,736
Tax related liabilities	7,730	3,547	1,072
Dealer related liabilities	7,046	3,902	3,971
Accrued environmental liabilities	4,934	971	965
Operating lease liabilities	3,329	3,955	3,991
Accrued insurance	1,274	1,068	1,123
Deferred revenue - lease	1,022	4,206	3,456
Other	10,355	9,703	7,817
Total other current liabilities	$101,243	$94,589	$92,814

Note 12 – Share Repurchases

There were no shares repurchased during the three and nine months ended May 31, 2022 and 2021 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2022.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2022 or 2021.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating revenues:
Irrigation:
North America	$96,153	$87,364	$275,601	$220,332
International	92,540	52,811	239,759	125,772
Irrigation total	188,693	140,175	515,360	346,104
Infrastructure	25,566	21,761	65,187	67,894
Total operating revenues	$214,259	$161,936	$580,547	$413,998

Operating income:
Irrigation	$39,567	$23,925	$81,513	$52,603
Infrastructure	3,779	3,767	6,869	14,364
Corporate	(8,184)	(6,351)	(21,521)	(22,283)
Total operating income	35,162	21,341	66,861	44,684

Interest and other expense, net	394	(187)	(2,625)	(2,087)
Earnings before income taxes	$35,556	$21,154	$64,236	$42,597

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2021. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2022.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2022 were $214.3 million, an increase of 32 percent compared to $161.9 million for the three months ended May 31, 2021. Irrigation segment revenues increased 35 percent to $188.7 million and infrastructure segment revenues increased 17 percent to $25.6 million. Net earnings for the three months ended May 31, 2022 were $25.1 million, or $2.28 per diluted share, compared to net earnings of $17.8 million, or $1.61 per diluted share, for the three months ended May 31, 2021.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of May 2022, U.S. corn prices have increased approximately 18 percent and U.S. soybean prices have increased approximately 11 percent from May 2021. The sustained increases are due to constrained supply levels globally coupled with higher demand. The continued conflict between Ukraine and Russia has put additional pressure on the availability of agricultural commodities, further increasing corn, wheat and soybean prices.
•
Net farm income – As of February 2022, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2022 net farm income to be $113.7 billion, a decrease of 4.5 percent from the USDA’s estimated U.S. 2021 net farm income of $119.1 billion. A projected increase in cash receipts has been more than offset by a decrease in government support payments and higher cash expenses. If the estimated 2022 net farm income is realized, such income would be at its second-highest level since 2013.
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

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven primarily by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has currently suspended new business activity in Russia and Belarus since February 2022. Sales with Russian and Ukrainian customers historically have represented less than 5% of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

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

The backlog of unshipped orders at May 31, 2022 was $98.3 million compared with $120.8 million at May 31, 2021. The backlog in the prior year included an irrigation project order of $36 million. Excluding the impact of this order, the irrigation backlog is higher compared to the prior year while the infrastructure backlog is lower. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended May 31, 2022 compared to the Three Months ended May 31, 2021

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2022 and 2021. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	May 31, 2022	May 31, 2021	Percent Change
Consolidated
Operating revenues	$214,259	$161,936	32%
Gross profit	$61,680	$44,056	40%
Gross margin	28.8%	27.2%

Operating expenses (1)	$26,518	$22,715	17%
Operating income	$35,162	$21,341	65%
Operating margin	16.4%	13.2%

Other income (expense), net	$394	$(187)	-311%
Income tax expense	$10,483	$3,357	212%
Overall income tax rate	29.5%	15.9%
Net earnings	$25,073	$17,797	41%

Irrigation Segment
Segment operating revenues	$188,693	$140,175	35%
Segment operating income	$39,567	$23,925	65%
Segment operating margin	21.0%	17.1%

Infrastructure Segment
Segment operating revenues	$25,566	$21,761	17%
Segment operating income	$3,779	$3,767	0%
Segment operating margin	14.8%	17.3%

(1)
Includes $8.2 million and $6.4 million of corporate operating expenses for the three months ended May 31, 2022 and 2021, respectively.

Revenues

Operating revenues for the three months ended May 31, 2022 increased 32 percent to $214.3 million from $161.9 million for the three months ended May 31, 2021, as irrigation revenues increased $48.5 million and infrastructure revenues increased $3.8 million. The irrigation segment provided 88 percent of the Company’s revenue during the three months ended May 31, 2022 as compared to 87 percent for the three months ended May 31, 2021.

North America irrigation revenues for the three months ended May 31, 2022 of $96.2 million increased $8.8 million, or 10 percent, from $87.4 million for the three months ended May 31, 2021. The increase resulted primarily from the impact of higher average selling prices which was partially offset by lower unit sales volume compared to the same prior year period. Demand for irrigation equipment is supported by favorable agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw material costs to customers.

International irrigation revenues for the three months ended May 31, 2022 of $92.5 million increased $39.7 million, or 75 percent, from $52.8 million for the three months ended May 31, 2021. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets. Revenues in Brazil more than doubled compared to the same prior year period. These increases are the result of positive market fundamentals and from the pass through of higher raw material costs. Also contributing were favorable effects of foreign currency translation of approximately $2.5 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended May 31, 2022 of $25.6 million increased $3.8 million, or 17 percent, from $21.7 million for the three months ended May 31, 2021. The increase resulted from increased sales of Road Zipper Systems and road safety products, which were partially offset by lower Road Zipper System lease revenue.

Gross Profit

Gross profit for the three months ended May 31, 2022 of $61.7 million increased 40 percent from $44.1 million for the three months ended May 31, 2021. The increase in gross profit resulted primarily from higher revenues in both segments along with improved gross margin. Gross margin was 28.8 percent of sales for the three months ended May 31, 2022 compared with 27.2 percent of sales for the three months ended May 31, 2021. Irrigation gross margin increased primarily due to improved price realization while infrastructure gross margin decreased due to a less favorable margin mix of revenues and under absorbed fixed overhead costs.

Operating Expenses

Operating expenses of $26.5 million for the three months ended May 31, 2022 increased $3.8 million, or 17 percent, compared with $22.7 million for the three months ended May 31, 2021. The increase resulted primarily from higher incentive expense attributable to improved business results and higher travel related expenses compared to the same prior year period.

Other Income (Expense), net

The Company recorded other income of $0.4 million for the three months ended May 31, 2022 compared to other expense of $0.2 million for the three months ended May 31, 2021. The change resulted primarily from higher foreign currency transaction gains compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $10.5 million and $3.4 million for the three months ended May 31, 2022 and 2021, respectively. The effective income tax rate was 29.5 percent and 15.9 percent for the three months ended May 31, 2022 and 2021, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions in the current year period. In addition, the same prior year period benefited from the impact of larger discrete items.

For the Nine Months ended May 31, 2022 compared to the Nine Months ended May 31, 2021

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2022 and 2021. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Nine months ended
($ in thousands)	May 31, 2022	May 31, 2021	Percent Change
Consolidated
Operating revenues	$580,547	$413,998	40%
Gross profit	$142,061	$116,638	22%
Gross margin	24.5%	28.2%

Operating expenses (1)	$75,200	$71,954	5%
Operating income	$66,861	$44,684	50%
Operating margin	11.5%	10.8%

Other expense, net	$(2,625)	$(2,087)	26%
Income tax expense	$16,696	$5,829	186%
Overall income tax rate	26.0%	13.7%
Net earnings	$47,540	$36,768	29%

Irrigation Segment
Segment operating revenues	$515,360	$346,104	49%
Segment operating income	$81,513	$52,603	55%
Segment operating margin	15.8%	15.2%

Infrastructure Segment
Segment operating revenues	$65,187	$67,894	-4%
Segment operating income	$6,869	$14,364	-52%
Segment operating margin	10.5%	21.2%
(1)
Includes $21.5 million and $22.3 million of corporate operating expenses for the nine months ended May 31, 2022 and 2021, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2022 increased 40 percent to $580.5 million from $414.0 million for the nine months ended May 31, 2021, as irrigation revenues increased $169.3 million and infrastructure revenues decreased $2.7 million. The irrigation segment provided 89 percent of the Company’s revenue during the nine months ended May 31, 2022 as compared to 84 percent for the nine months ended May 31, 2021.

North America irrigation revenues for the nine months ended May 31, 2022 of $275.6 million increased $55.3 million, or 25 percent, from $220.3 million for the nine months ended May 31, 2021. The increase resulted primarily from the impact of higher average selling prices which was partially offset by lower unit sales volume compared to the same prior year period. Demand for irrigation equipment is supported by favorable agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw material costs to customers.

International irrigation revenues for the nine months ended May 31, 2022 of $239.8 million increased $114.0 million, or 91 percent, from $125.8 million for the nine months ended May 31, 2021. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets, namely Brazil, Middle East and Europe. These increases are the result of positive market fundamentals and from the pass through of higher raw material costs. Also contributing were favorable effects of foreign currency translation of approximately $0.7 million compared to the same prior year period.

Infrastructure segment revenues for the nine months ended May 31, 2022 of $65.1 million decreased $2.7 million, or 4 percent, from $67.9 million for the nine months ended May 31, 2021. The decrease resulted from lower Road Zipper System sales and lease revenue, which was partially offset by increased sales of road safety products.

Gross Profit

Gross profit for the nine months ended May 31, 2022 of $142.1 million increased 22 percent from $116.6 million for the nine months ended May 31, 2021. The increase in gross profit resulted from higher irrigation segment revenues that were partially offset by lower infrastructure segment revenues. In addition, gross profit was reduced by the impact of higher costs of raw materials and other inputs, as well as approximately $8.8 million resulting from the impact of the LIFO method of accounting for inventory, of which $7.8 million impacted the irrigation segment and $1.0 million impacted the infrastructure segment. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. Gross margin was 24.5 percent of sales for the nine months ended May 31, 2022 compared with 28.2 percent of sales for the nine months ended May 31, 2021. In addition to the factors noted above, lower gross margin in the current year period resulted in part from a higher proportion of irrigation revenues, which have a lower gross margin than infrastructure revenues, as compared to the same prior year period.

Operating Expenses

Operating expenses of $75.2 million for the nine months ended May 31, 2022 increased $3.2 million, or 5 percent, compared with $72.0 million for the nine months ended May 31, 2021. The increase resulted primarily from higher employee and travel related expenses, compared to the same prior year period. The prior year period also included a one-time expense of $1.5 million in equity awards related to the retirement of the Company's chief executive officer.

Other Expense, net

Other expense for the nine months ended May 31, 2022 increased $0.5 million compared to the nine months ended May 31, 2021. The change resulted primarily from higher foreign currency transaction losses compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $16.7 million and $5.8 million for the nine months ended May 31, 2022 and 2021, respectively. The effective income tax rate was 26.0 percent and 13.7 percent for the nine months ended May 31, 2022 and 2021, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions in the current year period. In addition, the same prior year period benefited from the impact of larger discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $95.7 million at May 31, 2022 compared with $140.5 million at May 31, 2021 and $146.7 million at August 31, 2021. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $37.5 million, $43.1 million, and $38.4 million as of May 31, 2022, May 31, 2021, and August 31, 2021, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $301.6 million at May 31, 2022, as compared with $273.5 million at May 31, 2021 and $277.9 million at August 31, 2021. Cash used in operating activities totaled $24.9 million during the nine months ended May 31, 2022, compared to cash provided by operating activities of $30.7 million during the nine months ended May 31, 2021. This change was primarily due to increases in receivables and inventories, both resulting from increased irrigation demand, that were partially offset by changes in other current liabilities, compared to the same prior year period.

Cash flows used in investing activities totaled $10.1 million during the nine months ended May 31, 2022 compared to $25.0 million during the nine months ended May 31, 2021. Purchases of marketable securities increased $5.4 million compared to the same prior year period. Purchases of property, plant, and equipment were $12.2 million, compared to $22.5 million in the same prior year period, which included $8.5 million for the purchase of land and buildings in Turkey.

Cash flows used in financing activities totaled $9.0 million during the nine months ended May 31, 2022 compared to cash flows used in financing activities of $8.1 million during the nine months ended May 31, 2021. The change was primarily the result of lower proceeds from the exercise of stock options compared to the same prior year period.

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

Dividends

In the third quarter of fiscal 2022, the Company paid a quarterly cash dividend to stockholders of $0.33 per common share, or $3.6 million, compared to a quarterly cash dividend of $0.33 per common share, or $3.6 million, in the third quarter of fiscal 2021.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the nine months ended May 31, 2022 or 2021. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2022.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2022 and 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At May 31, 2022, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 2.14 percent at May 31, 2022), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at May 31, 2022).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2022 and 2021, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $1.0 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of May 31, 2022). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2022.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022. †
10.2	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022. †
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of June 2022.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)