Form 10-K
period 2022-08-31
LINDSAY CORP
filed 2022-10-20
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2022 was $1,440,382,967.

As of October 18, 2022, 10,980,238 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 10, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls and large diameter steel tubing. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, irrigation scheduling, Industrial Internet of Things (“IIOT”) technology solutions and smartphone applications. The Company’s primary domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas. Internationally, the Company has production operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. The Company also exports equipment from the U.S. and its global production facilities to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, and railroad signals and structures. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products - The Company manufactures and markets its center pivot, lateral move irrigation systems, and irrigation controls in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets hose reel travelers under the Perrot™ brand. The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors, and remote monitoring and control systems. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls and large diameter steel tubing. Furthermore, the Company designs and manufactures innovative IIOT technology solutions, data acquisition and management systems, and custom electronic equipment for critical applications under its Elecsys™ brand.

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

Markets – Water is an essential and critical requirement for crop production, and the extent, regularity, and frequency of water application can be a critical factor in crop quality and yield. The fundamental factors which govern the demand for center pivot and lateral move systems are essentially the same in both the U.S. and international markets. Demand for center pivot and lateral move systems is determined by whether the value of the increased crop production and cost savings attributable to center pivot or lateral move irrigation exceeds any increased costs associated with purchasing, installing, and operating the equipment. Thus, the decision to purchase a center pivot or lateral move system, in part, reflects the profitability of agricultural production, which is determined primarily by the prices of agricultural commodities and the costs of other farming inputs. In new or developing international markets, demand for irrigation systems can also be driven by food security concerns and the desire of some countries to become more self-sufficient in food production.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 47 percent and 42 percent of the Company’s total irrigation segment revenues in fiscal 2022 and 2021, respectively. The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Australia, New Zealand, and Egypt serving the key markets in South America, Western and Eastern Europe, China, Africa, Middle East, Australia, and New Zealand. The Company also exports irrigation equipment from its global production facilities to other international markets.

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

The Company offers a variety of equipment lease options for Road Zipper Systems® and BTM™ equipment used in construction applications. The leases extend for periods of one month or more for equipment already existing in the Company’s lease fleet. Longer lease periods may be required for specialty equipment that must be built for specific projects. Sales for a highway safety or road improvement project range from $2.0 to $30.0 million, making them significant capital investments.

Crash Cushions – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles, and other fixed roadway hazards. The Company’s primary crash cushion products cover a full range of lengths, widths, speed capacities, and application accessories and include the following brand names: TAU®; Universal TAU-II®; TAU-II-R™; TAU-B_NR™; ABSORB 350®; Walt™; TAU-M™; ABSORB-M™ and TAU-TUBE™. The crash cushions compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

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

Rail Products – The Company also designs, engineers, manufactures a line of rail products for railroads. Products are designed to meet industry standards and include signals and lights, structures, foundations, junction boxes and signs.

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

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. The international market differs from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization is expected to lead to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities may also lead to greater demand. The Company distributes infrastructure products in Europe, South America, the Middle East, Australia and Asia. The Company expects to continue expanding in international markets as populations grow and markets become more established.

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

Distribution Methods and Channels – The Company has dedicated production and sales operations in the United States, Italy and the Netherlands. Sales efforts consist of both direct sales and sales programs managed by the Company’s network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor and dealer networks have exclusive territories and are responsible for developing sales and providing service, including product maintenance, repair, and installation. The typical dealer sells an array of safety supplies, road signs, crash cushions, delineation equipment, and other highway products. Customers include departments of transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors, and dealers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year to year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

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

ORDER BACKLOG

As of August 31, 2022, the Company had an order backlog of $96.8 million compared with $149.1 million at August 31, 2021. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2022, 2021, and 2020 were $15.6 million, $26.5 million, and $21.4 million, respectively. Capital expenditures for fiscal 2023 are estimated to be between $20.0 million and $25.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

PATENTS, TRADEMARKS, AND LICENSES

The Company relies on a variety of intellectual property laws, confidentiality procedures, and contractual provisions to protect its proprietary offerings and its brand.

The Company owns and, from time to time, licenses patents for many of its irrigation and infrastructure solutions, as well as cellular communication techniques, cathodic protection measurement methods, and data compression and transmission. The Company follows a policy of applying for patents on all significant patentable inventions in markets deemed appropriate. Although the Company believes it is important to follow a patent protection policy, the Company's business is not dependent, to any material extent, on any single patent or group of patents.

The Company’s Zimmatic®, Greenfield®, GrowSmart®, Perrot™, Road Zipper®, The Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, ABSORB-M™, FieldNET®, FieldNET Advisor®, FieldNET Crop Advisor®, FieldNET Irrigation Advisor®, FieldNET VRI Advisor®, FieldNET Weather Advisor®, WatertrendSM, Z-TRAX®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™, CableGuard™, TESI™, SAB™,

ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth®, RoadConnect™, ImpactAlert™, and other trademarks, service marks, domain names, and copyrights are registered or applied for in the major markets in which the Company sells its products.

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have approximately 1,262 employees as of August 31, 2022. None of the Company’s United States based employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts. The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

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

Workplace Culture

We have built our culture on the foundation of the core values of leadership, integrity, collaboration, accountability, and respect for others. Additionally, we have an annual evaluation process to measure and assess organizational health and employee engagement. This focus on organizational health and employee engagement aims to create and sustain employee empowerment, team collaboration, and support and service to the greater community.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 37 and 32 percent of total consolidated Company sales were conducted in currencies other than the U.S. dollar in fiscal 2022 and 2021, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION AVAILABLE ON THE LINDSAY WEBSITE

The Company makes available free of charge on its website homepage, under the tab “Investor Relations – SEC Filings”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Additionally, the Company's annual sustainability report is available on the website under the tab "Investor Relations – Sustainability Report." The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this Annual Report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tabs “Investor Relations – Committees” and “Investor Relations – Ethics”:

Audit Committee Charter

Corporate Governance and Nominating Committee Charter

Code of Business Conduct and Ethics

Corporate Governance Principles

Code of Ethical Conduct

Human Rights Policy

Employee Complaint Procedures for Accounting and Auditing Matters

Human Resources and Compensation Committee Charter

Supplier Code of Conduct

Special Toll-Free Hotline Number and E-mail Address for Making Confidential or Anonymous Complaints

These documents are also available in print to any stockholder upon request, by sending a letter addressed to the Secretary of the Company.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees and each of their ages, and positions as of October 20, 2022.

	Age	Position
Randy A. Wood	50	President and Chief Executive Officer
Eric R. Arneson*	48	Senior Vice President, General Counsel and Secretary
Richard A. Harold*	49	Senior Vice President – Global Operations
Brian L. Ketcham	61	Senior Vice President and Chief Financial Officer
J. Scott Marion	54	President – Infrastructure
Melissa G. Moreno*	43	Senior Vice President and Chief Information Officer
Gustavo E. Oberto	49	President – Irrigation
Kelly M. Staup*	50	Senior Vice President – Human Resources and Chief Diversity Officer
Lori L. Zarkowski*	47	Chief Accounting Officer

* The employee is not an executive officer of the Registrant.

Mr. Randy A. Wood is the President and Chief Executive Officer of the Company, a position he has held since January 2021. Mr. Wood has also been a director of the Company since January 2021 and he is the only executive officer of the Company serving on the Board of Directors. Between September 2020 and January 2021, Mr. Wood served as the Chief Operating Officer of the Company. Between May 2016 and September 2020, Mr. Wood served as President – Irrigation of the Company. Between October 2013 and May 2016, Mr. Wood served as President – International Irrigation of the Company. Between February 2012 and October 2013, Mr. Wood served as Vice President – Americas / ANZ Sales and Marketing. Previously he was Vice President – North America Irrigation Sales of the Company and held such position from March 2008, when he joined the Company. Prior to March 2008, Mr. Wood spent 11 years with Case Corporation / CNH Global including roles as the Senior Director of Marketing, Case IH Tractors, and Senior Director of Sales and Marketing, Parts and Service.

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

Mr. Richard A. Harold is the Senior Vice President, Global Operations of the Company, a position he has held since April of 2022. Prior to joining the Company, Mr. Harold served from 2018 to 2022 with Rogers Corporation, a company that provides specialty engineered materials, most recently as a Senior Director Global Operations. Prior to that time, Mr. Harold served from 2015 to 2017 as Senior Vice President of Operations at Arizona Nutritional Supplements, and as Global Vice President of Legacy and Specialty Businesses at IDEX Corporation from 2013 to 2015. Prior to joining IDEX Corporation, Mr. Harold worked for Exterran Holdings, Inc. as Senior Manufacturing Manager from 2010 to 2013.

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

While climate change could shift global cropping practices and open new markets for irrigated agriculture, the effect of climate change and changing weather conditions could adversely impact the Company’s business and operations. The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions. Weather conditions, particularly leading up to the planting and early growing season, can significantly affect the purchasing decisions of consumers of irrigation equipment. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant effects on seasonal irrigation demand. Drought conditions, which generally affect irrigation equipment demand positively over the long term, can adversely affect demand if water sources become unavailable or if governments impose water restriction policies to reduce overall water availability.

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

The extent of the effects of climate change, including any related compliance requirements, are uncertain but may adversely impact the Company’s operations through the availability and cost of raw materials, increased compliance costs, and increased costs to safeguard the Company’s facilities and assets from disruptions or damage.

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

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures. The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Sustainability Report, which includes information about the Company’s environmental, social, and governance (“ESG”) activities and may result in increased investor, media, and employee attention to such initiatives. Compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position. In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2022, as more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

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

The Company’s international sales are highly dependent on foreign market conditions. International revenues are primarily generated from Australia, New Zealand, Canada, Western and Eastern Europe, Mexico, the Middle East, Africa, China, and Central and South America. In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents. During fiscal 2022, sales to Ukraine and Russia were interrupted due to the outbreak of war between the two countries. Historically, sales to these countries represented less than 5 percent of total Company revenues. The collectability of receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

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

Segment	Geographic location(s)	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2034	55,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Turkey	Own	N/A	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2027	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2027	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN. As of October 18, 2022, there were approximately 146 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the twelve months ended August 31, 2022, 2021, and 2020. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2022.

Dividends

The Company paid a total of $14.6 million and $14.2 million in dividends during fiscal 2022 and 2021, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2022. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2017 and the graph shows its relative performance through August 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lindsay Corporation, the S&P Smallcap 600 Index,
the S&P 600 Agricultural & Farm Machinery,
and the S&P 600 Construction Machinery & Heavy Trucks Index

$250
$200
$150
$100
$50
$0
8/17
8/18
8/19
8/20
8/21
8/22
Lindsay Corporation
S&P Smallcap 600
S&P 600 Agricultural & Farm Machinery
S&P 600 Construction Machinery & Heavy Trucks

*$100 invested on 8/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	8/17	8/18	8/19	8/20	8/21	8/22
Lindsay Corporation	100.00	112.10	104.78	120.19	199.87	196.37
S&P SmallCap 600 Index	100.00	132.46	112.52	111.90	172.29	151.40
S&P 600 Agricultural & Farm Machinery	100.00	104.21	81.01	90.75	167.43	187.04
S&P 600 Construction Machinery & Heavy Trucks	100.00	114.66	90.24	102.18	130.21	125.33

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

Company Overview

The Company manufactures and markets center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems, remote monitoring and irrigation scheduling systems. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions and third-party commercial arrangements, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of designs, controls, and pump stations. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers. The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, China, Turkey, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. The Company also manufactures and markets, through distributors and direct sales to customers, various infrastructure products, including moveable barriers for traffic lane management, crash cushions, preformed reflective pavement tapes, and other road safety devices, through its production facilities in the United States and Italy, and has produced road safety products in irrigation manufacturing facilities in China and Brazil. In addition, the Company’s infrastructure segment produces railroad signals and structures.

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, food security concerns and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. In November 2021, the Infrastructure Investment and Jobs Act was enacted and included a five-year reauthorization of the Fixing America's Surface Transportation (FAST) Act. This legislation also introduced $110 billion in incremental federal funding planned for roads, bridges, and other transportation projects, which the Company anticipates may translate into higher demand for its transportation safety products.

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

Environmental Remediation Liabilities

The Company’s accounting policy on environmental remediation is critical because it requires significant judgments and estimates by management, involves changing regulations and approaches to remediation plans, and any revisions could be material to the operating results of any fiscal quarter or fiscal year. The Company is subject to an array of environmental laws and regulations relating to the protection of the environment. In particular, the Company committed to remediate environmental contamination of the groundwater at, and land adjacent, to its Lindsay, Nebraska facility (the “site”) with the Environmental Protection Agency (the “EPA”). The Company and its environmental consultants have developed a remedial alternative work plan, under which the Company continues to work with the EPA to define and implement steps to better contain and remediate the remaining contamination.

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

The Company periodically reviews the assumptions used to determine the liabilities for product warranties and adjusts its assumptions based upon factors such as actual failure rates and cost experience. A number of factors could affect actual failure rates and cost experience, including the amount and timing of new product introductions, changes in manufacturing techniques or locations, components or suppliers used. If actual costs differ from the estimates, an adjustment may be made to the product warranty liability.

Financial Overview and Outlook

Operating revenues in fiscal 2022 were $770.7 million, a 36 percent increase compared to $567.6 million in the prior year. Irrigation segment revenues increased 41 percent to $665.8 million and infrastructure segment revenues increased 9 percent to $104.9 million. Net earnings for fiscal 2022 were $65.5 million or $5.94 per diluted share compared with $42.6 million or $3.88 per diluted share in the prior year.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, include the following primary drivers:

•
Agricultural commodity prices - During fiscal 2022, agricultural commodity prices remained elevated due to lower yield expectations in the U.S. for the 2022 crop season and supply disruptions resulting from the Russia/Ukraine conflict, while demand for agricultural commodities remained stable. Corn prices in August 2022 were approximately 26 percent higher and soybean prices approximately 16 percent higher compared to August 2021.
•
Net farm income - As of September 2022, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2022 net farm income to be $147.7 billion, an increase of 5.2 percent from the USDA’s final U.S. 2021 net farm income of $140.4 billion. This increase is projected to come primarily from higher crop and animal receipts, which more than offset a projected decline in federal government support payments.
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
o
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. On June 3, 2022, the EPA finalized a package of actions setting biofuel volumes for the Renewable Fuels Standard (RFS) program for 2020, 2021 and 2022, and introducing regulatory changes intended to enhance the program's objectives. The final volume requirements reflect an increase in total gallons of renewable fuels in each successive year.
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

Demand for irrigation equipment in the U.S. has remained robust due to positive farmer sentiment resulting from strong agricultural commodity prices and a favorable outlook for net farm income. During fiscal 2022, supply chain constraints, increasing raw material costs and increasing freight and logistics costs have continued to persist. These circumstances tempered operating margins in the first half of fiscal year 2022 and improved in the second half of the year as selling price increases to pass through increased costs became more fully realized.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian, Belarusian customers historically have represented less than 5% of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates may translate into higher demand for its transportation safety products.

As of August 31, 2022, the Company had an order backlog of $96.8 million compared with $149.1 million at August 31, 2021. The irrigation backlog as of August 31, 2022 is lower compared to the prior year while the infrastructure backlog is higher. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2022 Compared to Fiscal 2021” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 18, Industry Segment Information, to the consolidated financial statements. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on October 21, 2021, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2022 Compared to Fiscal 2021

The following table provides highlights for fiscal 2022 compared with fiscal 2021:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2022	2021	(decrease)
Consolidated
Operating revenues	$770,743	$567,646	36%
Cost of operating revenues	$571,565	$417,441	37%
Gross profit	$199,178	$150,205	33%
Gross margin	25.8%	26.5%
Operating expenses (1)	$104,535	$96,098	9%
Operating income	$94,643	$54,107	75%
Operating margin	12.3%	9.5%
Other expense	$(6,775)	$(3,721)	82%
Income tax expense	$22,399	$7,814	187%
Effective income tax rate	25.5%	15.5%
Net earnings	$65,469	$42,572	54%
Irrigation segment (2)
Operating revenues	$665,829	$471,358	41%
Operating income	$105,763	$63,181	67%
Operating margin	15.9%	13.4%
Infrastructure segment (2)
Operating revenues	$104,914	$96,288	9%
Operating income	$18,328	$20,174	-9%
Operating margin	17.5%	21.0%

(1)
Includes corporate general and administrative expenses of $29.4 million and $29.2 million for fiscal 2022 and 2021, respectively.
(2)
See Note 18 Industry Segment Information, to the consolidated financial statements, for further details regarding segments.

Revenues

Operating revenues in fiscal 2022 were $770.7 million, an increase of 36 percent or $203.1 million, compared to $567.6 million in fiscal 2021. Irrigation segment revenues of $665.8 million, increased $194.5 million, or 41 percent, and infrastructure revenues increased $8.6 million, or 9 percent, compared to the prior fiscal year. The irrigation segment provided 86 percent of Company revenue in fiscal 2022 as compared to 83 percent in fiscal 2021.

North America irrigation revenues in fiscal 2022 were $355.7 million an increase of 30 percent or $81.8 million, from $273.9 million in fiscal 2021. The increase resulted primarily from higher average selling prices along with a small increase in irrigation equipment unit sales volume. Higher unit sales volume was due in part to an increase in storm damage replacement demand compared to the prior fiscal year.

International irrigation revenues in fiscal 2022 were $310.1 million an increase of 57 percent or $112.7 million, from $197.5 million in fiscal 2021. The increase resulted from a combination of higher average selling prices and higher unit sales volumes in most international markets, namely Brazil and Europe. These increases were partially offset by the unfavorable effects of foreign currency translation of approximately $2.9 million compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2022 were $104.9 million an increase of $8.6 million, or 9 percent, from $96.3 million in fiscal 2021. The increase resulted from higher sales of Road Zipper Systems and road safety products, which were partially offset by lower Road Zipper System lease revenue.

Gross Profit

Gross profit was $199.2 million for fiscal 2022, an increase of $49.0 million, or 33 percent, compared to $150.2 million in fiscal 2021. The increase in gross profit resulted primarily from higher irrigation and infrastructure segment revenues. This increase was partially offset by the impact of inflationary cost increases of raw materials and other inputs that were not fully recovered through selling price increases. Approximately $8.8 million of the higher costs resulted from the impact of the LIFO method of accounting for inventory, of which $7.8 million impacted the irrigation segment and $1.0 million impacted the infrastructure segment. Under LIFO, higher raw material costs are recognized in cost of goods sold rather than in ending inventory values. Gross margin was 25.8 percent of sales for fiscal 2022 compared to 26.5 percent of sales for fiscal 2021. In addition to the factors noted above, lower gross margin in the current year resulted in part from a higher proportion of irrigation revenues, which have a lower gross margin than infrastructure revenues, compared to the prior fiscal year.

Operating Expenses

The Company’s operating expenses of $104.5 million for fiscal 2022 increased $8.4 million, or 9 percent, compared to fiscal 2021 operating expenses of $96.1 million. The increase resulted primarily from higher selling, engineering, travel, and incentive compensation expenses, while other categories of operating expenses did not differ materially from the prior fiscal year.

Income Taxes

The Company recorded income tax expense of $22.4 million and $7.8 million for fiscal 2022 and 2021, respectively. The effective tax rate for fiscal 2022 was 25.5 percent and resulted from the earnings mix between the U.S. and foreign operations. The effective tax rate for fiscal 2021 was 15.5 percent and was favorably impacted by the utilization of previously reserved net operating loss carryforwards and adjustments related to other discrete items.

Net Earnings

Net earnings for fiscal 2022 were $65.5 million, or $5.94 per diluted share, compared to $42.6 million, or $3.88 per diluted share, for fiscal 2021.

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and marketable securities totaled $116.5 million at August 31, 2022 compared with $146.7 million at August 31, 2021. The decrease resulted in part from an increase in working capital to support business growth. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate bonds. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $49.0 million and $38.4 million as of August 31, 2022, and 2021, respectively. The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $316.2 million at August 31, 2022 as compared with $277.9 million at August 31, 2021. Cash flows provided by operating activities totaled $3.0 million during the year ended August 31, 2022 compared to $44.0 million provided by operating activities during the prior fiscal year. An increase in net earnings was more than offset by an increase in net working capital to support growth in business activity.

Cash flows used in investing activities totaled $9.0 million during the year ended August 31, 2022 compared to $27.6 million during the prior fiscal year. The change resulted from lower capital expenditures and higher proceeds from maturities of marketable securities. Capital spending was $15.6 million in fiscal 2022 compared to $26.5 million in fiscal 2021, which included $8.5 million for the purchase of land and buildings related the Company's manufacturing operations in Turkey.

Cash flows used in financing activities totaled $12.7 million during the year ended August 31, 2022 compared to $11.7 million during the prior fiscal year. The change is primarily the result of lower proceeds from the exercise of stock options compared to the prior fiscal year. Cash flows used in financing activities consists primarily of dividend payments. Dividends paid in fiscal 2022 increased by $0.4 million over fiscal 2021.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Priorities for the use of cash under the Company’s capital allocation plan include:

•
Investment in organic growth including capital expenditures and expansion of international markets,
•
Synergistic acquisitions that provide attractive returns to stockholders,
•
Dividends to stockholders, along with expectations to increase dividends over time, and
•
Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2023 are expected to be between $20.0 million and $25.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2022, the Company paid cash dividends of $1.33 per common share or $14.6 million to stockholders as compared to $1.30 per common share or $14.2 million to stockholders in fiscal 2021.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the years ended August 31, 2022, 2021 and 2020. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2022.

Long-Term Borrowing Facilities

Senior Notes. The Company has outstanding $115.0 million in aggregate principal amount of unsecured Senior Notes, Series A (the “Senior Notes”). The entire principal of the Senior Notes is due and payable on February 19, 2030. Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent. Borrowings under the

Senior Notes are unsecured. The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2022 and 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2022, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 3.64 percent at August 31, 2022), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2022) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2022 and 2021, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $0.9 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of August 31, 2022 through maturity). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2022, the Company experienced pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products, in addition to the availability of labor and logistics. While the cost outlook for commodities used in the production of the Company’s products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments and by actively pursuing internal cost reduction efforts, while further refining the Company’s inventory and raw materials risk management system. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2022, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Turkey, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of operations for the year ended August 31, 2022, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $5.1 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchanges, option contracts, or cross currency swaps for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. The Company had only one foreign currency swap contract outstanding that is designated as a hedging instrument as of August 31, 2022.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 20, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of product warranty accrual

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company’s product warranty accrual as of August 31, 2022 was $14.1 million. The Company warrants a portion of its products against certain manufacturing and other defects and estimates the amount of warranty accrual based on various factors, including historical warranty costs and sales.

We identified the evaluation of historical claim experience used to estimate the domestic product warranty accrual for the Irrigation segment as a critical audit matter. Subjective auditor judgment was required to evaluate the relevance of historical claim experience in the determination of the estimated product warranty accrual.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the product warranty accrual process, including controls related to the relevance and reliability of historical claim data and the review of significant assumptions used in developing the estimate. We assessed the estimated cost of future claims used in the estimation of product warranty liability by comparing them to the Company’s underlying historical claims data that was assessed for relevance and reliability. To assess management’s ability to estimate the product warranty accrual, we compared the Company’s historical product warranty estimates to actual claim results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 20, 2022

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2022	2021	2020
Operating revenues	$770,743	$567,646	$474,692
Cost of operating revenues	571,565	417,441	322,149
Gross profit	199,178	150,205	152,543

Operating expenses:
Selling expense	33,920	30,816	31,444
General and administrative expense	55,470	51,923	52,947
Engineering and research expense	15,145	13,359	13,950
Total operating expenses	104,535	96,098	98,341

Operating income	94,643	54,107	54,202

Other (expense) income:
Interest expense	(4,269)	(4,751)	(4,759)
Interest income	622	1,083	1,956
Other expense, net	(3,128)	(53)	(2,556)
Total other (expense) income	(6,775)	(3,721)	(5,359)

Earnings before income taxes	87,868	50,386	48,843

Income tax expense	22,399	7,814	10,214

Net earnings	$65,469	$42,572	$38,629

Earnings per share:
Basic	$5.97	$3.91	$3.57
Diluted	$5.94	$3.88	$3.56

Shares used in computing earnings per share:
Basic	10,965	10,886	10,823
Diluted	11,031	10,985	10,861

Cash dividends declared per share	$1.33	$1.30	$1.26

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2022	2021	2020
Net earnings	$65,469	$42,572	$38,629
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	566	385	(310)
Foreign currency translation adjustment, net of hedging activities and tax	(3,839)	2,345	(501)
Unrealized (loss) gain on marketable securities, net of tax	(267)	(91)	86
Total other comprehensive (loss) income, net of tax expense (benefit) of $1,399, $409, and ($929)	(3,540)	2,639	(725)
Total comprehensive income	$61,929	$45,211	$37,904

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$105,048	$127,107
Marketable securities	11,460	19,604
Receivables, net of allowance of $4,118 and $3,422, respectively	138,200	93,609
Inventories, net	193,776	145,244
Other current assets	28,617	30,539
Total current assets	477,101	416,103

Property, plant, and equipment, net	94,472	91,997
Intangible assets, net	18,208	20,367
Goodwill	67,130	67,968
Operating lease right-of-use assets	19,181	18,281
Deferred income tax assets	9,313	8,113
Other noncurrent assets	25,248	14,356
Total assets	$710,653	$637,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,036	$45,209
Current portion of long-term debt	222	217
Other current liabilities	100,684	92,814
Total current liabilities	160,942	138,240

Pension benefits liabilities	4,892	5,754
Long-term debt	115,341	115,514
Operating lease liabilities	19,810	18,301
Deferred income tax liabilities	1,054	832
Other noncurrent liabilities	15,256	20,099
Total liabilities	317,295	298,740

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 19,063 and 18,991 shares issued at August 31, 2022 and 2021, respectively	19,063	18,991
Capital in excess of stated value	94,006	86,495
Retained earnings	579,000	528,130
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(21,473)	(17,933)
Total shareholders' equity	393,358	338,445
Total liabilities and shareholders' equity	$710,653	$637,185

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2019	18,870	8,083	$18,870	$71,684	$474,740	$(277,238)	$(19,847)	$268,209
Comprehensive income:
Net earnings					38,629			38,629
Other comprehensive loss							(725)	(725)
Total comprehensive income								37,904
Cash dividends ($1.26) per share					(13,645)			(13,645)
Issuance of common shares under share compensation plans, net	48		48	386				434
Share-based compensation expense				5,616				5,616
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings					42,572			42,572
Other comprehensive income							2,639	2,639
Total comprehensive income								45,211
Cash dividends ($1.30) per share					(14,166)			(14,166)
Issuance of common shares under share compensation plans, net	73		73	2,623				2,696
Share-based compensation expense				6,186				6,186
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings					65,469			65,469
Other comprehensive loss							(3,540)	(3,540)
Total comprehensive income								61,929
Cash dividends ($1.33) per share					(14,599)			(14,599)
Issuance of common shares under share compensation plans, net	72		72	2,053				2,125
Share-based compensation expense				5,458				5,458
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$65,469	$42,572	$38,629
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,178	19,177	19,396
Provision for uncollectible accounts receivable	903	771	589
Deferred income taxes	(2,063)	1,911	1,384
Share-based compensation expense	5,458	6,186	5,616
Foreign currency transaction loss (gain)	2,274	(1,934)	1,102
Other, net	695	(828)	288
Changes in assets and liabilities:
Receivables	(47,514)	(11,535)	(9,523)
Inventories	(53,803)	(38,158)	(14,039)
Other current assets	1,220	(8,132)	(6,612)
Accounts payable	13,832	17,993	(691)
Other current liabilities	186	18,433	16,673
Other noncurrent assets and liabilities	(3,787)	(2,488)	(6,778)
Net cash provided by operating activities	3,048	43,968	46,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,595)	(26,511)	(21,445)
Proceeds from sale of assets held-for-sale	—	—	3,955
Purchases of marketable securities available-for-sale	(18,468)	(19,356)	(28,041)
Proceeds from maturities of marketable securities available-for-sale	25,968	18,825	8,548
Acquisition of business, net of cash acquired	—	—	(3,034)
Other investing activities, net	(855)	(577)	1,503
Net cash used in investing activities	(8,950)	(27,619)	(38,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,894	3,965	1,545
Common stock withheld for payroll tax obligations	(1,181)	(1,269)	(1,111)
Proceeds from employee stock purchase plan	412	—	—
Principal payments on long-term debt	(218)	(195)	(227)
Dividends paid	(14,599)	(14,166)	(13,645)
Net cash used in financing activities	(12,692)	(11,665)	(13,438)

Effect of exchange rate changes on cash and cash equivalents	(3,465)	1,020	117
Net change in cash and cash equivalents	(22,059)	5,704	(5,801)
Cash and cash equivalents, beginning of period	127,107	121,403	127,204
Cash and cash equivalents, end of period	$105,048	$127,107	$121,403

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	15,738	6,805	7,314
Interest paid	3,811	4,640	4,673

NONCASH INVESTING ACTIVITIES
Issuance of notes receivable from sale of business	—	2,051	—
Earn-out liability related to business acquisition	—	—	1,195
Holdback related to business acquisition	—	—	300

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

Irrigation Segment

The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (“M2M”) communication technology solutions and smartphone applications. The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas. Internationally, the Company has production operations in Brazil, France, China, Turkey and South Africa as well as distribution and sales operations in the Netherlands, Egypt, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

Infrastructure Segment

The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, and railroad signals and structures. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

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

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for exchange of those goods or services. Refer to Note 3 for additional information regarding our revenue recognition policy under ASC 606.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards and records forfeitures as they occur.. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units.

The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statement of Operations over the periods during which the employee or director is required to perform a service in exchange for the award.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, and the performance-based portion of performance stock units issued under the 2015 Long-Term Incentive Plan will have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The portion of performance stock units based on market-based metrics will have a grant-date fair value calculated through a Monte Carlo simulation model using a number of inputs. The inputs to the Company’s Monte Carlo valuation model are summarized in Note 19 – Share-Based Compensation.

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

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. Investment income is recorded within interest income on the consolidated statements of earnings. As of August 31, 2022, approximately 47% of the Company’s marketable securities investments mature within one year and 53% mature within one to two years.

Receivables, net

Trade receivables are reported on the balance sheet net of an allowance for expected credit losses. The allowance for expected credit losses is based on a number of factors, including the aging of outstanding receivables and historical losses. In addition, the Company incorporates current economic conditions and customer specific circumstances and details in its estimate for expected credit losses. Receivables are written off against the allowance when the receivable is deemed uncollectible and all collection efforts have been completed.

The Company’s allowance for all expected credit losses related to outstanding receivables increased to $4.1 million at August 31, 2022 from $3.4 million at August 31, 2021. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment. Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 40 years; equipment ‑‑ 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2022, 2021, and 2020. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2022, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2022, the Company performed a qualitative analysis of other intangible assets not subject to amortization and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2022, the Company’s derivative counterparty had investment grade credit ratings.

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $2.0 million and $4.5 million at August 31, 2022 and 2021, respectively.

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

Revenue recognized over time is primarily derived from remote monitoring subscription services and custom and contract manufactured products. For fixed price agreements, the Company recognizes revenue on an inputs basis, using total costs incurred to date as a percentage of total costs expected to be incurred. For time and material arrangements, the Company utilizes an output method of resources consumed such as the expended hours times the hourly billing rate. For remote monitoring subscription services, customers are generally billed in advance and revenue is recognized ratably over the life of the agreement.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2022 and 2021, is as follows:

	Year ended August 31, 2022
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$643,169	$88,681	$731,850
Over time	22,660	5,753	28,413
Revenue from the contracts with customers	665,829	94,434	760,263

Lease revenue	—	10,480	10,480
Total operating revenues	$665,829	$104,914	$770,743

	Year ended August 31, 2021
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$438,594	$74,228	$512,822
Over time	32,764	5,697	38,461
Revenue from the contracts with customers	471,358	79,925	551,283

Lease revenue	—	16,363	16,363
Total operating revenues	$471,358	$96,288	$567,646

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

At August 31, 2022 and 2021, contract assets amounted to $0.9 million and $1.3 million. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2022, and 2021, contract liabilities amounted to $30.6 million and $37.4 million. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2022, the Company recognized $35.6 million of revenue that was included in the liability as of August 31, 2021. The revenue recognized was due to performance obligations being completed during the year. Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 4 – Divestiture

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

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2022, 2021, and 2020:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net earnings	$65,469	$42,572	$38,629
Denominator:
Weighted average shares outstanding	10,965	10,886	10,823
Diluted effect of stock equivalents	66	99	38
Weighted average shares outstanding assuming dilution	11,031	10,985	10,861

Basic net earnings per share	$5.97	$3.91	$3.57
Diluted net earnings per share	$5.94	$3.88	$3.56

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for fiscal 2022, 2021, and 2020.

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2022	2021
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $716 and $894	$(2,277)	(2,843)
Foreign currency translation, net of hedging activities, net of tax expense of $4,875 and $2,687	(18,924)	(15,085)
Unrealized loss on marketable securities, net of tax (benefit) expense of ($78) and $3	(272)	(5)
Total accumulated other comprehensive loss	$(21,473)	$(17,933)

The following is a roll-forward of the balances in accumulated other comprehensive loss, net of tax.

			Unrealized	Accumulated
	Defined	Foreign	gain (loss) on	other
	benefit	currency	marketable	comprehensive
($ in thousands)	pension plan	translation	securities	loss
Balance at August 31, 2020	$(3,228)	$(17,430)	$86	$(20,572)
Current period change	385	2,345	(91)	2,639
Balance at August 31, 2021	(2,843)	(15,085)	(5)	(17,933)
Current period change	566	(3,839)	(267)	(3,540)
Balance at August 31, 2022	$(2,277)	$(18,924)	$(272)	$(21,473)

Note 7 – Income Taxes

For financial reporting purposes earnings (losses) before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2022	2021	2020
United States	$34,465	$28,605	$38,928
Foreign	53,403	21,781	9,915
	$87,868	$50,386	$48,843

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2022	2021	2020
Current:
Federal	$5,678	$2,432	$4,231
State	1,310	733	1,421
Foreign	17,474	2,738	3,178
Total current	24,462	5,903	8,830
Deferred:
Federal	244	2,251	2,630
State	34	281	121
Foreign	(2,341)	(621)	(1,367)
Total deferred	(2,063)	1,911	1,384
Total income tax provision	$22,399	$7,814	$10,214

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2022		2021		2020
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$18,452	21.0	$10,581	21.0	$10,257	21.0
State and local taxes, net of federal tax benefit	1,069	1.2	859	1.7	1,079	2.2
Foreign tax rate differences	3,318	3.8	(390)	(0.8)	(292)	(0.6)
U.S. tax reform	313	0.4	339	0.7	(165)	(0.3)
Deferred tax asset valuation allowance	—	—	(2,169)	(4.3)	(479)	(1.0)
Federal credits	(444)	(0.6)	(629)	(1.2)	(419)	(0.9)
Uncertain tax benefits	(369)	(0.4)	(622)	(1.2)	165	0.3
Other	60	0.1	(155)	(0.3)	68	0.1
Effective rate	$22,399	25.5	$7,814	15.5	$10,214	20.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$13,438	$10,172
Warranty	3,336	3,096
Defined benefit pension plan	1,391	1,626
Inventory	2,544	2,403
Share-based compensation	1,474	1,197
Vacation	773	749
Net operating loss and capital loss carry forwards	1,208	2,245
Deferred revenue	1,422	1,565
Allowance for doubtful accounts	1,122	870
Other	878	1,169
Gross deferred tax assets	27,586	25,092
Valuation allowance	(1,203)	(1,091)
Net deferred tax assets	$26,383	$24,001

Deferred tax liabilities:
Intangible assets	$(5,389)	$(5,607)
Property, plant, and equipment	(11,441)	(11,113)
Derivative contract	(1,294)	—
Total deferred tax liabilities	$(18,124)	$(16,720)

Net deferred tax assets	$8,259	$7,281

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The discrete items recorded in fiscal 2022 were not significant. The discrete items recorded in fiscal 2021 include a benefit of $1.7 million related to the release of a valuation allowance related to net operating loss carryforwards in a foreign jurisdiction that are now expected to be realizable. The Company has also recorded a valuation allowance of $0.8 million as of both August 31, 2022 and 2021, respectively, related to capital losses from business divestitures where the Company believes it is more likely than not that the benefit from the capital loss will not be realized. The remaining valuation allowance relates to deferred tax assets in a certain foreign tax jurisdiction not subject to tax due to a free trade zone exemption.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2022	2021
Unrecognized tax benefits at beginning of the year	$724	$1,141
Increases for positions taken in current year	158	—
Decreases for positions taken in prior years	—	(36)
Reduction resulting from lapse of applicable statute of limitations	(308)	(287)
Decreases for settlements with tax authorities	—	(94)
Unrecognized tax benefits at end of the year	$574	$724

The net amount of unrecognized tax benefits at both August 31, 2022 and 2021 that, if recognized, would impact the Company’s effective tax rate was $0.5 million. The Company recognized $0.4 million and $0.3 million of interest and penalties recognized in the consolidated statement of earnings for the years ended August 31, 2022 and 2021, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.4 million and $0.8 million for each of the years ended August 31, 2022 and 2021.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2019. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to six years.

Note 8 - Inventories

	August 31,
($ in thousands)	2022	2021
Raw materials and supplies	$93,469	$69,962
Work in process	12,603	8,301
Finished goods and purchased parts	110,022	75,053
Total inventory value before LIFO adjustment	216,094	153,316
Less adjustment to LIFO value	(22,318)	(8,072)
Inventories, net	$193,776	$145,244

Of the $216.1 million and $153.3 million of inventories at August 31, 2022, and 2021, $77.8 million and $55.6 million, respectively was valued on the last-in, first-out ("LIFO") basis, and $138.3 million and $97.7 million, respectively was valued on first-in, first-out ("FIFO") or average cost methods.

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2022	2021
Operating property, plant, and equipment:
Land	$5,997	$7,970
Buildings	51,014	49,308
Machinery and equipment	93,558	87,765
Furniture and fixtures	7,994	7,978
Computer hardware and software	25,948	24,569
Construction in progress	10,207	6,336
Total operating property, plant, and equipment	194,718	183,926
Accumulated depreciation	(120,816)	(116,856)
Total operating property, plant, and equipment, net	73,902	67,070
Property held for lease:
Machines	16,359	15,135
Barriers	29,904	29,939
Total property held for lease	46,263	45,074
Accumulated depreciation	(25,693)	(20,147)
Total property held for lease, net	20,570	24,927
Property, plant, and equipment, net	$94,472	$91,997

Depreciation expense was $13.5 million, $12.7 million, and $11.6 million for fiscal 2022, 2021, and 2020, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2022 and August 31, 2021 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2020	$51,802	$16,202	$68,004
Foreign currency translation	9	(45)	(36)
Balance as of August 31, 2021	51,811	16,157	67,968
Foreign currency translation	(64)	(774)	(838)
Balance as of August 31, 2022	$51,747	$15,383	$67,130

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2022 and 2021 are included in the table below.

	August 31,
	2022			2021
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Definite lived intangible assets:
Patents and developed technology	3.3	$26,329	$(24,106)	3.7	$27,085	$(23,931)
Customer relationships	2.1	17,401	(12,578)	2.6	17,461	(11,560)
Indefinite lived intangible assets:
Tradenames	N/A	11,162	—	N/A	11,312	—
Total	2.7	$54,892	$(36,684)	3.1	$55,858	$(35,491)

Amortization expense for amortizable intangible assets was $2.0 million, $2.2 million, and $2.5 million for fiscal 2022, 2021, and 2020, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2023	$1,908
2024	1,905
2025	1,682
2026	517
2027	325
Thereafter	709
$7,046

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite lives at August 31, 2022. No impairment losses were indicated as a result of the annual impairment testing for fiscal 2022, 2021 and 2020.
Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2022	2021
Other current liabilities:
Contract liabilities	$29,494	$36,060
Compensation and benefits	23,148	21,623
Warranties	14,080	12,736
Dealer related liabilities	8,396	3,971
Tax related liabilities	7,820	1,072
Accrued environmental liabilities	4,179	965
Operating lease liabilities	3,159	3,991
Accrued insurance	1,193	1,123
Deferred revenue - lease	1,064	3,456
Other	8,151	7,817
Total other current liabilities	$100,684	$92,814

Note 12 – Credit Arrangements

Senior Notes. The Company has outstanding $115.0 million in aggregate principal amount of unsecured Senior Notes, Series A (the “Senior Notes”). The entire principal of the Senior Notes is due and payable on February 19, 2030. Interest on the Senior Notes is payable semi-annually at a fixed annual rate of 3.82 percent and borrowings under the Senior Notes are unsecured. The Company used the proceeds of the sale of the Senior Notes for general corporate purposes, including acquisitions and dividends.

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2022 and 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2022, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended in 2021, which changed the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 3.64 percent at August 31, 2022), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2022) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2022 and 2021, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $0.9 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of August 31, 2022 through maturity). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2022	2021
Series A Senior Notes	$115,000	$115,000
Elecsys Series 2006A Bonds	931	1,148
Total debt	115,931	116,148
Less current portion	(222)	(217)
Less debt issuance costs	(368)	(417)
Total long-term debt	$115,341	$115,514

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$222
2 years	226
3 years	230
4 years	234
5 years	19
Thereafter	115,000
$115,931

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the condensed consolidated balance sheet. Such fixed lease payments are recognized within the condensed consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the condensed consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2022 and 2021.

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

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2022	2021
Operating lease cost (cost resulting from lease payments)	$5,573	$5,441
Variable lease cost (cost excluded from lease payments)	552	508
Total lease cost	$6,125	$5,949

Operating cash outflows from operating leases	$5,198	$4,805
Weighted average lease term - operating leases	9.0 years	9.7 years
Weighted average discount rate - operating leases	3.3%	3.3%

Supplemental balance sheet information related to operating leases are as follows:

		August 31,
($ in thousands)	Classification	2022	2021
Operating lease ROU assets	Operating lease right-of-use assets	$19,181	$18,281

Operating lease short-term liabilities	Other current liabilities	3,159	3,991
Operating lease long-term liabilities	Operating lease liabilities	19,810	18,301
Total lease liabilities		$22,969	$22,292

The minimum lease payments under operating leases expiring subsequent to August 31, 2022 are as follows:

Fiscal year ending	$ in thousands
2023	$3,808
2024	3,275
2025	3,136
2026	2,967
2027	2,590
Thereafter	11,202
Total lease payments	26,978
Less: interest	4,009
Present value of lease liabilities	$22,969

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2022 and 2021, respectively:

	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,048	$—	$—	$105,048
Marketable securities:
Corporate bonds	—	9,668	—	9,668
U.S. treasury securities	—	1,792	—	1,792
Derivative asset	—	5,505	—	5,505
	August 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127,107	$—	$—	$127,107
Marketable securities:
Corporate bonds	—	15,484	—	15,484
U.S. treasury securities	—	4,120	—	4,120
Earn-out liability	—	—	(250)	(250)

The carrying value of long-term debt (including current portion) was $115.9 million and $116.1 million at August 31, 2022 and 2021, respectively. The fair value of this debt was estimated to be $103.6 million and $125.8 million as of August 31, 2022 and 2021, respectively, based on current market rates as of the respective year-ends.

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

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. The increase in fair value of the this contract during the period was $4.2 million, which is net of tax impact of $1.3 million, and is reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of August 31, 2022, is disclosed in the table above, and is recorded within other noncurrent assets on the consolidated balance sheets.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $15.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they have recently approved an in situ thermal remediation pilot study to be conducted by the Company at a specific location on the site. The Company commenced implementation of the pilot program in the second half of calendar 2022 and expects to be complete with the pilot program in calendar 2023. Of the total liability as of both August 31, 2022 and 2021, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

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

The following table summarizes the environmental remediation liability classifications included in the balance sheet as of August 31, 2022 and 2021, respectively:

($ in thousands)	August 31,
Balance sheet location	2022	2021
Other current liabilities	$4,179	$965
Other noncurrent liabilities	10,967	15,128
Total environmental remediation liabilities	$15,146	$16,093

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.2 million, $1.3 million, and $1.2 million for the years ended August 31, 2022, 2021, and 2020, respectively.

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

As of August 31, 2022 and 2021, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$6,284	$6,904
Interest cost	156	146
Actuarial gain	(488)	(236)
Benefits paid	(530)	(530)
Benefit obligation at end of year	$5,422	$6,284

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2022	2021
Other current liabilities	$530	$530
Other non-current liabilities	4,892	5,754
Net amount recognized	$5,422	$6,284

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2022	2021
Net actuarial loss	$(2,993)	$(3,737)

For the years ended August 31, 2022 and 2021, the Company assumed a discount rate of 4.1 percent and 2.6 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2022, 2021, and 2020, the Company assumed a discount rate of 2.6 percent, 2.2 percent, and 3.3 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2022	2021	2020
Interest cost	$156	$146	$208
Net amortization and deferral	255	269	226
Total	$411	$415	$434

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2022 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2023	$516
2024	506
2025	495
2026	483
2027	469
Thereafter	2,953
$5,422

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2022	2021
Product warranty accrual balance, beginning of period	$12,736	$10,765
Liabilities accrued for warranties during the period	10,931	7,286
Warranty claims paid during the period	(9,393)	(5,454)
Changes in estimates	(194)	139
Product warranty accrual balance, end of period	$14,080	$12,736

Warranty costs were $10.7 million, $7.4 million, and $8.8 million for fiscal 2022, 2021, and 2020, respectively.

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

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems and large diameter steel tubing, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design, and industrial internet of things, or "IIoT", solutions. The irrigation reporting segment consists of one operating segment.

Infrastructure

This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2022, 2021, or 2020.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2022	2021	2020
Operating revenues:
Irrigation:
North America	$355,683	$273,871	$224,771
International	310,146	197,487	124,575
Irrigation total	665,829	471,358	349,346
Infrastructure	104,914	96,288	125,346
Total operating revenues	$770,743	$567,646	$474,692

Operating income:
Irrigation	$105,763	$63,181	$41,263
Infrastructure	18,328	20,174	42,722
Corporate	(29,448)	(29,248)	(29,783)
Total operating income	94,643	54,107	54,202

Total other expense	(6,775)	(3,721)	(5,359)
Earnings before income taxes	$87,868	$50,386	$48,843

Total capital expenditures:
Irrigation	$10,679	$19,188	$9,254
Infrastructure	3,798	6,866	11,275
Corporate	1,118	457	916
	$15,595	$26,511	$21,445
Depreciation and amortization:
Irrigation	$13,011	$12,245	$12,906
Infrastructure	3,781	3,748	3,495
Corporate	3,386	3,183	2,994
	$20,178	$19,177	$19,396

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2022		2021		2020
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$394,080	51	$307,313	54	$259,557	55
International	376,663	49	260,333	46	215,135	45
Total revenues	$770,743	100	$567,646	100	$474,692	100

	For the years ended August 31,
($ in thousands)	2022		2021		2020
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$70,643	75	$68,526	74	$64,857	81
International	23,829	25	23,471	26	14,724	19
Total long-lived assets	$94,472	100	$91,997	100	$79,581	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2022, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan. At August 31, 2022, the Company had share-based awards outstanding under its 2010 and 2015 Long-Term Incentive Plans.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long Term Incentive Plan. At August 31, 2022, 267,623 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan. All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio. If options, restricted stock units or performance stock units awarded under the 2010 Plan terminate without being fully vested or exercised, those shares will be available again for grant under the 2015 Plan. The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2022, 2021, and 2020:

	For the years ended August 31,
($ in thousands)	2022	2021	2020
Share-based compensation expense included in cost of operating revenues	$257	$258	$142

Engineering and research	210	202	207
Selling	577	544	419
General and administrative	4,637	5,524	5,079
Share-based compensation expense included in operating expenses	5,424	6,270	5,705
Total share-based compensation expense	5,681	6,528	5,847
Tax benefit	(1,335)	(1,534)	(1,374)
Share-based compensation expense, net of tax	$4,346	$4,994	$4,473

As of August 31, 2022, there was $6.9 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

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

	Grant year
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Risk-free interest rate	1.2%	0.5%	1.6%
Dividend yield	0.9%	1.1%	1.3%
Expected life (years)	5	6	6
Volatility	33.8%	32.8%	28.4%
Weighted average grant-date fair value of options granted	$41.80	$31.38	$24.18

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

The following table summarizes stock option activity for fiscal 2022:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2021	127,211	$97.33	7.7	$5,601
Granted	21,137	145.93
Exercised	(30,117)	96.08		1,737
Forfeited/cancelled	(21,091)	104.21		1,011
Stock options outstanding at August 31, 2022	97,140	$106.80	7.0	$5,203
Stock options exercisable at August 31, 2022	56,939	$91.79	5.9	$3,904

There were 47,222, 38,954, and 25,843 outstanding stock options that vested during fiscal 2022, 2021, and 2020, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2022	2021	2020
Intrinsic value of stock options exercised	$1,737	$2,125	$721
Cash received from stock option exercises	$2,894	$3,965	$1,545
Tax benefit realized from stock option exercises	$140	$499	$169
Weighted average grant-date fair value of stock options vested	$34.19	$25.95	$27.08

Restricted stock units – The restricted stock units have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest over a three year period at approximately 33 percent per year. The restricted stock units granted to non-employee directors generally vest over a nine month period.

The following table summarizes restricted stock unit activity for fiscal 2022:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2021	57,340	$102.60
Granted	26,190	144.79
Vested	(30,018)	108.18
Forfeited / Cancelled	(9,261)	116.74
Restricted stock units outstanding at August 31, 2022	44,251	$126.50

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2022, 2021, and 2020, outstanding restricted stock units included 4,412, 4,656, and 4,938 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $4.1 million and $3.7 million for each of the years ended August 31, 2022 and 2021, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.2 million, $1.3 million, and $1.1 million for each of the years ended August 31, 2022, 2021, and 2020, respectively.

Performance stock units – The performance stock units have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The performance stock units granted to employees cliff vest after a three year period and a specified number of shares of common stock will be awarded under the terms of the performance stock units, if performance measures relating to revenue growth and a return on net assets are achieved.

The table below summarizes performance stock unit activity for fiscal 2022:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2021	62,565	$112.77
Granted	12,122	147.73
Vested	(9,499)	150.07
Forfeited / cancelled	(32,830)	100.08
Performance stock units outstanding at August 31, 2022	32,358	$127.78

Performance stock units outstanding as of August 31, 2022 and issued during fiscal 2022 and 2021 include performance goals based on a return on invested capital and total shareholder return ("TSR") relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2022, performance stock units that vested represented 18,998 actual shares of common stock issued. In fiscal 2021 and 2020, no shares were issued related to performance stock units.

The fair value of the TSR portion of the awards granted in fiscal 2022, 2021, and 2020 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant year
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Expected term (years)	3	3	3
Risk-free interest rate	0.7%	0.2%	1.5%
Volatility	39.1%	38.6%	29.5%
Dividend yield	0.9%	1.2%	1.3%

Note 20 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the twelve months ended August 31, 2022, 2021, and 2020. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2022.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2022.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 20, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
October 20, 2022

ITEM 9B — Other Information

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2022. Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2022.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2022 (there were no equity compensation plans not approved by security holders as of August 31, 2022):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	169,337	$106.80	267,623
Total	169,337	$106.80	267,623

(1)
Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans. While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.
(2)
Column (a) includes (i) 32,358 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2022, and (ii) 39,839 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2022. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Omaha, NE, Auditor Firm ID: 185. The information required by this Item 14 is incorporated by reference to the discussion responsive thereto under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2022, 2021, and 2020

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2022:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$3,422	903	—	207	$4,118
Deferred tax asset valuation allowance (2)	1,091	—	112	—	1,203
Year ended August 31, 2021:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$2,780	771	—	129	$3,422
Deferred tax asset valuation allowance (2)	3,218	206	—	2,333	1,091
Year ended August 31, 2020:
Deducted in the balance sheet from the
Valuation
Allowance for doubtful accounts (1)	$2,635	589	—	444	$2,780
Deferred tax asset valuation allowance (2)	3,759	83	—	624	3,218

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
10.1

Lindsay Corporation 2015 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015.†

10.2

Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.3

Lindsay Corporation Management Incentive Plan (MIP), 2022 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2021.†

10.4**	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.†
10.5

Amended and Restated Revolving Credit Agreement, dated February 18, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.6

First Amendment to Amended and Restated Revolving Credit Agreement, dated February 28, 2017, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2017.

10.7

Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2019, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.8

Third Amendment to Amended and Restated Revolving Credit Agreement, dated August 26, 2021, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2021.

10.9

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

10.11

First Amendment to Note Purchase Agreement, dated May 31, 2019, by and among the Company and the noteholders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.12

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2021.

10.13

Employment Agreement, dated May 9, 2016, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016.†

10.14

Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.†

10.15

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020.†

10.16	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.17

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.18

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. †

10.19

Consulting Agreement, dated November 9, 2020, between the Company and Timothy L. Hassinger, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020. †

10.20	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.21	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2022 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of October, 2022.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 20th day of October, 2022.

/s/ RANDY A. WOOD		Director, President and Chief Executive Officer
Randy A. Wood		(Principal Executive Officer)

/s/ BRIAN L. KETCHAM		Senior Vice President and Chief Financial Officer
Brian L. Ketcham		(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT E. BRUNNER	(1)	Chairperson of the Board of Directors
Robert E. Brunner

/s/ Michael N. Christodolou	(1)	Director
Michael N. Christodolou
/s/ PABLO DI SI	(1)	Director
Pablo Di Si
/s/ IBRAHIM GOKCEN	(1)	Director
Ibrahim Gokcen

/s/ MARY A. LINDSEY	(1)	Director
Mary A. Lindsey

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ DAVID B. Rayburn	(1)	Director
David B. Rayburn

(1) By: /s/ Randy A. Wood
Randy A. Wood, Attorney‑In‑Fact