Form 10-Q
period 2022-11-30
LINDSAY CORP
filed 2023-01-05
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of January 2, 2023, 11,006,852 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2022	November 30, 2021
Operating revenues	$176,159	$166,152
Cost of operating revenues	123,139	128,714
Gross profit	53,020	37,438

Operating expenses:
Selling expense	9,677	7,990
General and administrative expense	14,437	12,880
Engineering and research expense	4,308	3,207
Total operating expenses	28,422	24,077

Operating income	24,598	13,361

Other income (expense):
Interest expense	(909)	(1,163)
Interest income	373	177
Other expense, net	(57)	(2,900)
Total other income (expense)	(593)	(3,886)

Earnings before income taxes	24,005	9,475

Income tax expense	5,788	1,574

Net earnings	$18,217	$7,901

Earnings per share:
Basic	$1.66	$0.72
Diluted	$1.65	$0.72

Shares used in computing earnings per share:
Basic	10,989	10,927
Diluted	11,073	11,026

Cash dividends declared per share	$0.34	$0.33

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2022	November 30, 2021
Net earnings	$18,217	$7,901
Other comprehensive loss:
Defined benefit pension plan adjustment, net of tax	40	49
Foreign currency translation adjustment, net of hedging activities and tax	(2,186)	(3,350)
Unrealized gain (loss) on marketable securities, net of tax	1	(57)
Total other comprehensive loss, net of tax (benefit) expense of $(469), and $2 respectively	(2,145)	(3,358)
Total comprehensive income	$16,072	$4,543

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2022	November 30, 2021	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,168	$84,719	$105,048
Marketable securities	11,424	30,195	11,460
Receivables, net of allowance of $4,774, $3,398, and $4,118, respectively	157,116	111,959	138,200
Inventories, net	188,404	173,115	193,776
Other current assets, net	25,295	26,345	28,617
Total current assets	481,407	426,333	477,101

Property, plant, and equipment:
Cost	243,006	230,268	240,981
Less accumulated depreciation	(149,488)	(138,629)	(146,509)
Property, plant, and equipment, net	93,518	91,639	94,472

Intangibles, net	17,760	19,827	18,208
Goodwill	67,295	67,735	67,130
Operating lease right-of-use assets	18,477	17,584	19,181
Deferred income tax assets	8,117	6,157	9,313
Other noncurrent assets	21,722	20,170	25,248
Total assets	$708,296	$649,445	$710,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,535	$58,908	$60,036
Current portion of long-term debt	223	219	222
Other current liabilities	89,827	88,655	100,684
Total current liabilities	148,585	147,782	160,942

Pension benefits liabilities	4,812	5,660	4,892
Long-term debt	115,297	115,471	115,341
Operating lease liabilities	19,161	17,679	19,810
Deferred income tax liabilities	693	798	1,054
Other noncurrent liabilities	14,960	20,112	15,256
Total liabilities	303,508	307,502	317,295

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,090, 19,056, and 19,063 shares issued, respectively	19,090	19,056	19,063
Capital in excess of stated value	93,079	89,006	94,006
Retained earnings	593,475	532,410	579,000
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(23,618)	(21,291)	(21,473)
Total shareholders' equity	404,788	341,943	393,358
Total liabilities and shareholders' equity	$708,296	$649,445	$710,653

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	7,901	—	—	7,901
Other comprehensive loss	—	—	—	—	—	—	(3,358)	(3,358)
Total comprehensive income	—	—	—	—	—	—	—	4,543
Cash dividends ($.33) per share	—	—	—	—	(3,621)	—	—	(3,621)
Issuance of common shares under share compensation plans, net	65	—	65	1,289	—	—	—	1,354
Share-based compensation expense	—	—	—	1,222	—	—	—	1,222
Balance at November 30, 2021	19,056	8,083	$19,056	$89,006	$532,410	$(277,238)	$(21,291)	$341,943

Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	18,217	—	—	18,217
Other comprehensive loss	—	—	—	—	—	—	(2,145)	(2,145)
Total comprehensive income	—	—	—	—	—	—	—	16,072
Cash dividends ($.34) per share	—	—	—	—	(3,742)	—	—	(3,742)
Issuance of common shares under share compensation plans, net	27	—	27	(2,400)	—	—	—	(2,373)
Share-based compensation expense	—	—	—	1,473	—	—	—	1,473
Balance at November 30, 2022	19,090	8,083	$19,090	$93,079	$593,475	$(277,238)	$(23,618)	$404,788

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,217	$7,901
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,871	4,896
Provision for uncollectible accounts receivable	704	91
Deferred income taxes	1,129	1,841
Share-based compensation expense	1,473	1,222
Unrealized foreign currency transaction (gain) loss	(83)	2,193
Other, net	289	292
Changes in assets and liabilities:
Receivables	(19,828)	(17,816)
Inventories	4,803	(31,674)
Other current assets	3,526	5,965
Accounts payable	123	12,462
Other current liabilities	(11,898)	(3,632)
Other noncurrent assets and liabilities	1,356	(7,920)
Net cash provided by (used in) operating activities	4,682	(24,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,798)	(3,061)
Purchases of marketable securities	—	(14,354)
Proceeds from maturities of marketable securities	—	3,599
Other investing activities, net	(384)	(342)
Net cash used in investing activities	(4,182)	(14,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,442
Common stock withheld for payroll tax obligations	(2,471)	(1,181)
Proceeds from employee stock purchase plan	98	93
Principal payments on long-term debt	(55)	(54)
Dividends paid	(3,742)	(3,621)
Net cash used in financing activities	(6,170)	(2,321)

Effect of exchange rate changes on cash and cash equivalents	(210)	(1,730)
Net change in cash and cash equivalents	(5,880)	(42,388)
Cash and cash equivalents, beginning of period	105,048	127,107
Cash and cash equivalents, end of period	$99,168	$84,719

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,935	$341
Interest paid	$47	$51

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

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

Recent Accounting Guidance Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs, which requires annual and interim disclosures for entities that finance its purchases with supplier finance programs. These amendments are effective for the Company beginning in its fiscal 2024, except for the amendment on rollforward information, which is effective for the Company beginning in its fiscal 2025. The adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2022 and 2021 is as follows:

	Three months ended
	November 30, 2022
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$145,716	$20,230	$165,946
Over time	6,367	1,454	7,821
Revenue from the contracts with customers	152,083	21,684	173,767

Lease revenue	—	2,392	2,392
Total operating revenues	$152,083	$24,076	$176,159

	Three months ended
	November 30, 2021
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$139,400	$14,712	$154,112
Over time	6,509	742	7,251
Revenue from the contracts with customers	145,909	15,454	161,363

Lease revenue	—	4,789	4,789
Total operating revenues	$145,909	$20,243	$166,152

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $1.8 million at November 30, 2022.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2022, November 30, 2021, and August 31, 2022, contract assets amounted to $1.1 million, $1.2 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2022, November 30, 2021, and August 31, 2022, contract liabilities amounted to $27.5 million, $41.1 million, and $30.6 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2022 and 2021, the Company recognized $17.9 million and $12.7 million of revenue that were included in the liabilities as of August 31, 2022 and 2021, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2022 and 2021:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2022	November 30, 2021
Numerator:
Net earnings	$18,217	$7,901

Denominator:
Weighted average shares outstanding	10,989	10,927
Diluted effect of stock awards	84	99
Weighted average shares outstanding assuming dilution	11,073	11,026

Basic net earnings per share	$1.66	$0.72
Diluted net earnings per share	$1.65	$0.72

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three months ended November 30, 2022 and 2021.

Note 4 – Income Taxes

The Company recorded income tax expense of $5.8 million and $1.6 million for the three months ended November 30, 2022 and 2021, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 27.3 percent and 24.2 percent for the three months ended November 30, 2022 and 2021, respectively. The increase in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations and the finalization of U.S. tax regulations related to foreign tax credits during 2022.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $0.8 million and $0.7 million for the three months ended November 30, 2022 and 2021, respectively, which relate to the vesting of share-based compensation awards.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2022, November 30, 2021, and August 31, 2022:

($ in thousands)	November 30, 2022	November 30, 2021	August 31, 2022
Raw materials and supplies	$96,811	$78,102	$93,469
Work in process	12,326	12,227	12,603
Finished goods and purchased parts, net	103,400	90,676	110,022
Total inventory value before LIFO adjustment	212,537	181,005	216,094
Less adjustment to LIFO value	(24,133)	(7,890)	(22,318)
Inventories, net	$188,404	$173,115	$193,776

Of the $188.4 million, $173.1 million, and $193.8 million of net inventories at November 30, 2022, November 30, 2021, and August 31, 2022, $52.9 million, $50.5 million, and $55.5 million, respectively, was valued on the last-in, first-out ("LIFO")

basis, and $135.5 million, $122.7 million, and $138.3 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2022	November 30, 2021	August 31, 2022
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	876	1,096	931
Total debt	115,876	116,096	115,931
Less current portion	(223)	(219)	(222)
Less unamortized debt issuance costs	(356)	(406)	(368)
Total long-term debt	$115,297	$115,471	$115,341

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$223
2 years	227
3 years	232
4 years	194
5 years	—
Thereafter	115,000
$115,876

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2022, November 30, 2021, and August 31, 2022. There were no transfers between any levels for the periods presented.

	November 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$99,168	$—	$—	$99,168
Marketable securities:
Corporate bonds	—	9,646	—	9,646
U.S. treasury securities	—	1,778	—	1,778
Derivative asset	—	3,455	—	3,455

	November 30, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$84,719	$—	$—	$84,719
Marketable securities:
Corporate bonds	—	26,503	—	26,503
U.S. treasury securities	—	3,692	—	3,692

	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,048	$—	$—	$105,048
Marketable securities:
Corporate bonds	—	9,668	—	9,668
U.S. treasury securities	—	1,792	—	1,792
Derivative Asset	—	5,505	—	5,505

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of November 30, 2022, approximately 67% of the Company’s marketable securities investments mature within one year and 33% mature within one to three years.

The Company enters into derivative instrument agreements to manage risk in connection with changes in foreign currency. The Company only enters into derivative instrument agreements with counterparties who have highly rated credit and does not enter into derivative instrument agreements for trading or speculative purposes. The fair values are based on inputs other than quoted prices that are observable for the asset or liability and are determined by standard calculations and models that use readily observable market parameters. These inputs include foreign currency exchange rates and interest rates. Industry standard data providers are the primary source for forward and spot rate information for both interest rates and foreign currency exchange rates.

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of this contract are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of November 30, 2022 is disclosed in the table above and is recorded within other noncurrent assets on the condensed consolidated balance sheets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2022 or 2021.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $13.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they have recently approved an in situ thermal remediation pilot study to be conducted by the Company at a specific location on the site. The Company commenced implementation of the pilot program in the second half of calendar 2022 and expects to complete the pilot program in calendar 2023. Of the total liability as of November 30, 2022, $11.0 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $12.4 million on an undiscounted basis.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2022, November 30, 2021, and August 31, 2022:

($ in thousands)	November 30, 2022	November 30, 2021	August 31, 2022
Other current liabilities	$3,319	$828	$4,179
Other noncurrent liabilities	10,255	15,181	10,967
Total environmental remediation liabilities	$13,574	$16,009	$15,146

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2022	November 30, 2021
Product warranty accrual balance, beginning of period	$14,080	$12,736
Liabilities accrued for warranties during the period	1,240	2,394
Warranty claims paid during the period	(1,718)	(2,751)
Product warranty accrual balance, end of period	$13,602	$12,379

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.6 million and $1.3 million for the three months ended November 30, 2022 and 2021, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2022 and 2021:

	Three months ended
	November 30, 2022		November 30, 2021
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	21,743	$55.53	21,137	$41.80
RSUs	18,502	$152.36	20,099	$141.99
PSUs	14,496	$173.17	12,122	$147.74

The RSUs granted during the three months ended November 30, 2022 and 2021 included 2,112 and 2,248, respectively, that will be settled in cash. The weighted average stock price on the date of grant was $156.16 and $145.93 per award for the three months ended November 30, 2022 and 2021, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $2.5 million and $1.2 million for the three months ended November 30, 2022 and 2021, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2022 and 2021, respectively:

	Three months ended November 30,
	2022	2021
Weighted-average dividend yield	0.9%	0.9%
Weighted-average volatility	35.7%	33.8%
Risk-free interest rate	4.4%	1.2%
Weighted-average expected life (years)	5	5

The PSUs granted during fiscal 2023 include performance goals based on a return on invested capital ("ROIC") and total shareholder return ("TSR") relative to the Company's peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the ROIC portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the consolidated financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2022 and 2021 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2022	2021
Expected term (years)	3	3
Risk-free interest rate	4.5%	0.7%
Volatility	38.6%	39.1%
Dividend yield	0.9%	0.9%

Note 11 – Other Current Liabilities

($ in thousands)	November 30, 2022	November 30, 2021	August 31, 2022
Other current liabilities:
Contract liabilities	$26,487	$39,747	$29,494
Compensation and benefits	14,958	13,460	23,148
Warranties	13,602	12,379	14,080
Dealer related liabilities	9,730	4,180	8,396
Tax related liabilities	8,360	1,639	7,820
Accrued environmental liabilities	3,319	828	4,179
Operating lease liabilities	3,079	3,787	3,159
Deferred revenue - lease	1,629	1,201	1,064
Accrued insurance	1,165	893	1,193
Other	7,498	10,541	8,151
Total other current liabilities	$89,827	$88,655	$100,684

Note 12 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2022 and 2021 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2022.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2022 or 2021.

Irrigation – This reporting segment includes the manufacture and marketing of center pivot, lateral move and hose reel irrigation systems and large diameter steel tubing as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, irrigation consulting and design and industrial internet of things, or “IIoT”, solutions. The irrigation reporting segment consists of one operating segment.

Infrastructure – This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

	Three months ended
($ in thousands)	November 30, 2022	November 30, 2021
Operating revenues:
Irrigation:
North America	$83,934	$78,976
International	68,149	66,933
Irrigation total	152,083	145,909
Infrastructure	24,076	20,243
Total operating revenues	$176,159	$166,152

Operating income:
Irrigation	$28,641	$17,212
Infrastructure	3,372	2,766
Corporate	(7,415)	(6,617)
Total operating income	24,598	13,361

Interest and other expense, net	(593)	(3,886)
Earnings before income taxes	$24,005	$9,475

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2022, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

COVID-19 Impact

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. COVID-19 has had a limited impact on the Company’s manufacturing operations to date. While the Company implemented new procedures to protect the health and well-being of employees and customers, costs associated with these procedures have not been material. In addition, the pandemic has not had a material adverse effect on demand for the Company’s irrigation or infrastructure products; however, the COVID-19 pandemic did result in a slowdown of road construction activity and delays in certain project implementations. As pandemic conditions improved and economic activity increased, the Company experienced a number of supply chain challenges including increased lead times and limited availability of certain components, significant raw material inflation, and labor and logistics constraints.

The ongoing effects of the COVID-19 pandemic on the Company’s business, results of operations, or cash flows in future periods remain uncertain and will depend on numerous evolving factors that the Company may not be able to accurately predict or effectively respond to, including, without limitation: the duration and scope of any outbreak; the transmissibility and severity of new variants of COVID-19; actions taken by governments, businesses, and individuals in response to any outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; and the Company’s ability to manufacture, sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter-in-place orders.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2022. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2022.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2022 were $176.2 million, an increase of 6 percent compared to $166.2 million for the three months ended November 30, 2021. Irrigation segment revenues increased 4 percent to $152.1 million and infrastructure segment revenues increased 19 percent to $24.1 million. Net earnings for the three months ended November 30, 2022 were $18.2 million, or $1.65 per diluted share, compared to net earnings of $7.9 million, or $0.72 per diluted share, for the three months ended November 30, 2021.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of November 2022, U.S. corn prices have increased approximately 15 percent and U.S. soybean prices have increased approximately 18 percent from November 2021. Higher commodity prices are being sustained by constrained supply levels globally coupled with higher demand. The continued conflict between Ukraine and Russia has put additional pressure on the availability of agricultural commodities, further increasing corn, wheat, and soybean prices.
•
Net farm income – As of December 2022, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2022 net farm income to be $160.5 billion, an increase of 14 percent from the USDA’s estimated U.S. 2021 net farm income of $141.0 billion. A projected increase in cash receipts and other cash farm-related income has more than offset a decrease in government support payments and higher cash expenses. If the estimated 2022 net farm income is realized, such income would be at its highest level since 1973.
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
•
Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018. The Farm Bill provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The current Farm Bill will expire at the end of September 2023.
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is scheduled to be phased out over a five-year period, beginning in 2023 when the allowable deduction drops to 80 percent of the cost of equipment.
•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. In December 2022, the U.S. Environmental Protection Agency (“EPA”) proposed the Renewable Fuels Standard (RFS) volume requirements for 2023, 2024, and 2025. The proposed volumes for 2023 are comparable to the volume of renewable fuel estimated to be used in 2022, with years 2024 and 2025 increasing 5 percent and 4 percent, respectively.

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

Demand for irrigation equipment in the U.S. has remained robust over the same prior year period due to positive farmer sentiment resulting from strong agricultural commodity prices and a favorable outlook for net farm income. During this period the Company has been able to maintain its pricing while supply chain constraints, such as steel and other raw material costs as well as freight and logistics costs, eased. The Company expects to continue to actively track these circumstances and will monitor its prices as increased costs that are passed through become fully realized.

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

The backlog of unshipped orders at November 30, 2022 was $129.6 million compared with $154.8 million at November 30, 2021. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended November 30, 2022 compared to the Three Months ended November 30, 2021

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2022 and 2021. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	November 30, 2022	November 30, 2021	Percent Change
Consolidated
Operating revenues	$176,159	$166,152	6%
Gross profit	$53,020	$37,438	42%
Gross margin	30.1%	22.5%

Operating expenses (1)	$28,422	$24,077	18%
Operating income	$24,598	$13,361	84%
Operating margin	14.0%	8.0%

Other income (expense), net	$(593)	$(3,886)	-85%
Income tax expense	$5,788	$1,574	268%
Overall income tax rate	24.1%	16.6%
Net earnings	$18,217	$7,901	131%

Irrigation Segment
Segment operating revenues	$152,083	$145,909	4%
Segment operating income	$28,641	$17,212	66%
Segment operating margin	18.8%	11.8%

Infrastructure Segment
Segment operating revenues	$24,076	$20,243	19%
Segment operating income	$3,372	$2,766	22%
Segment operating margin	14.0%	13.7%

(1)
Includes $7.4 million and $6.6 million of corporate operating expenses for the three months ended November 30, 2022 and 2021, respectively.

Revenues

Operating revenues for the three months ended November 30, 2022 increased 6 percent to $176.2 million from $166.2 million for the three months ended November 30, 2021, as irrigation revenues increased $6.2 million and infrastructure revenues increased $3.8 million. The irrigation segment provided 86 percent of the Company’s revenue during the three months ended November 30, 2022 as compared to 88 percent for the three months ended November 30, 2021.

North America irrigation revenues for the three months ended November 30, 2022 of $83.9 million increased $5.0 million, or 6 percent, from $79.0 million for the three months ended November 30, 2021. The increase resulted primarily from the impact of higher average selling prices as unit sales volume was comparable to the same prior year period. Demand for irrigation equipment is supported by favorable agricultural commodity prices and farm income, while higher average selling prices result from the pass through of higher raw material costs to customers.

International irrigation revenues for the three months ended November 30, 2022 of $68.1 million increased $1.2 million, or 2 percent, from $66.9 million for the three months ended November 30, 2021. Higher sales in Brazil and other markets more than offset the impact of lower sales in Ukraine and Russia and a large Egypt project in the same prior year period that did not repeat. The current year was also impacted by the unfavorable effects of foreign currency translation of approximately $1.6 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended November 30, 2022 of $24.1 million increased $3.8 million, or 19 percent, from $20.2 million for the three months ended November 30, 2021. The increase resulted from increased sales of Road Zipper Systems, which were partially offset by lower Road Zipper System lease revenue and lower sales of road safety products.

Gross Profit

Gross profit for the three months ended November 30, 2022 of $53.0 million increased 42 percent from $37.4 million for the three months ended November 30, 2021. The increase in gross profit resulted primarily from higher revenues in both segments along with improved gross margin. Gross margin was 30.1 percent of sales for the three months ended November 30, 2022 compared with 22.5 percent of sales for the three months ended November 30, 2021. Increased gross profit and gross margin in Irrigation resulted primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues compared to the same prior year period. Increased gross profit and gross margin in Infrastructure resulted primarily from higher revenues and lower inflationary impact on input costs compared to the same prior year period. This increase was partially offset by a less favorable margin mix of revenues compared to the same prior year period. Gross profit for Irrigation and Infrastructure in the prior year included additional expense of $5.0 million and $1.0 million, respectively, resulting from the impact of the LIFO method of accounting for inventory while the impact on each segment in the current year was minimal.

Operating Expenses

Operating expenses of $28.4 million for the three months ended November 30, 2022 increased $4.3 million, or 18 percent, compared with $24.1 million for the three months ended November 30, 2021. The increase resulted primarily from higher incentive expense attributable to improved business results, and higher sales commissions and increased spending on new product development compared to the same prior year period.

Other Expense, net

The Company recorded other expense of $0.6 million for the three months ended November 30, 2022 compared to $3.9 million for the three months ended November 30, 2021. The change resulted primarily from lower foreign currency transaction losses compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $5.8 million and $1.6 million for the three months ended November 30, 2022 and 2021, respectively. The effective income tax rate was 24.1 percent and 16.6 percent for the three months ended November 30, 2022 and 2021, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions in the current year period. In addition, the same prior year period benefited from the impact of larger discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $110.6 million at November 30, 2022 compared with $114.9 million at November 30, 2021 and $116.5 million at August 31, 2022. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $51.3 million, $35.5 million, and $49.0 million as of November 30, 2022, November 30, 2021, and August 31, 2022, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $332.8 million at November 30, 2022, as compared with $278.5 million at November 30, 2021 and $316.2 million at August 31, 2022. Cash provided by operating activities totaled $4.7 million during the three months ended November 30, 2022, compared to cash used in operating activities of $24.2 million during the three months ended November 30, 2021. This change was primarily due to higher net earnings and a reduction in inventories compared to the same prior year period that reflected an increase in inventories.

Cash flows used in investing activities totaled $4.2 million during the three months ended November 30, 2022 compared to $14.2 million during the three months ended November 30, 2021. The current year does not include any activity related to marketable securities compared to net purchases of $10.8 million in the same prior year period. Purchases of property, plant, and equipment were $3.8 million, compared to $3.1 million in the same prior year period.

Cash flows used in financing activities totaled $6.2 million during the three months ended November 30, 2022 compared to cash flows used in financing activities of $2.3 million during the three months ended November 30, 2021. The Company did not have any proceeds from the exercise of stock options in the current year period compared to $2.4 million in the same prior year period.

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

Dividends

In the first quarter of fiscal 2023, the Company paid a quarterly cash dividend to stockholders of $0.34 per common share, or $3.7 million, compared to a quarterly cash dividend of $0.33 per common share, or $3.6 million, in the first quarter of fiscal 2022.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the three months ended November 30, 2022 or 2021. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2022.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2022 and 2021, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At November 30, 2022, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.17 percent at November 30, 2022), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility.

Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at November 30, 2022).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2022 and 2021, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $0.9 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of November 30, 2022). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2022.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2023 Plan Year. † **
10.2*	Lindsay Corporation Policy on Payment of Director Fees and Expenses.
10.3*	First Amendment to Lindsay Corporation 2015 Long-Term Incentive Plan. †
10.4*	Lindsay Corporation Directors Nonqualified Deferred Compensation Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of January 2023.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)