Form 10-Q
period 2023-02-28
LINDSAY CORP
filed 2023-04-04
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 1, 2023, 11,007,905 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating revenues	$166,241	$200,137	$342,400	$366,288
Cost of operating revenues	111,983	157,193	235,122	285,907
Gross profit	54,258	42,944	107,278	80,381

Operating expenses:
Selling expense	8,733	7,932	18,410	15,922
General and administrative expense	13,739	13,022	28,176	25,901
Engineering and research expense	4,521	3,652	8,829	6,859
Total operating expenses	26,993	24,606	55,415	48,682

Operating income	27,265	18,338	51,863	31,699

Other income (expense):
Interest expense	(1,038)	(1,176)	(1,947)	(2,339)
Interest income	490	160	865	338
Other income (expense), net	(984)	1,882	(1,043)	(1,018)
Total other income (expense)	(1,532)	866	(2,125)	(3,019)

Earnings before income taxes	25,733	19,204	49,738	28,680

Income tax expense	7,681	4,638	13,469	6,213

Net earnings	$18,052	$14,566	$36,269	$22,467

Earnings per share:
Basic	$1.64	$1.33	$3.30	$2.05
Diluted	$1.63	$1.32	$3.28	$2.04

Shares used in computing earnings per share:
Basic	11,007	10,974	10,998	10,950
Diluted	11,063	11,014	11,068	11,020

Cash dividends declared per share	$0.34	$0.33	$0.68	$0.66

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net earnings	$18,052	$14,566	$36,269	$22,467
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	40	48	80	97
Foreign currency translation adjustment, net of hedging activities and tax	1,308	1,997	(878)	(1,353)
Unrealized gain (loss) on marketable securities, net of tax	71	(105)	72	(162)
Total other comprehensive income (loss), net of tax expense (benefit) of $52, ($21), ($417), and ($19) respectively	1,419	1,940	(726)	(1,418)
Total comprehensive income	$19,471	$16,506	$35,543	$21,049

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2023	February 28, 2022	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$97,675	$68,951	$105,048
Marketable securities	8,763	24,934	11,460
Receivables, net of allowance of $4,959, $3,726, and $4,118, respectively	167,007	134,694	138,200
Inventories, net	178,703	187,328	193,776
Other current assets, net	27,973	34,350	28,617
Total current assets	480,121	450,257	477,101

Property, plant, and equipment:
Cost	246,396	234,183	240,981
Less accumulated depreciation	(152,558)	(141,892)	(146,509)
Property, plant, and equipment, net	93,838	92,291	94,472

Intangibles, net	17,329	19,311	18,208
Goodwill	67,409	67,679	67,130
Operating lease right-of-use assets	17,984	16,724	19,181
Deferred income tax assets	9,518	5,352	9,313
Other noncurrent assets	22,881	24,970	25,248
Total assets	$709,080	$676,584	$710,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,998	$74,345	$60,036
Current portion of long-term debt	224	220	222
Other current liabilities	79,566	86,837	100,684
Total current liabilities	132,788	161,402	160,942

Pension benefits liabilities	4,733	5,567	4,892
Long-term debt	115,253	115,428	115,341
Operating lease liabilities	18,659	17,170	19,810
Deferred income tax liabilities	702	783	1,054
Other noncurrent liabilities	14,673	19,696	15,256
Total liabilities	286,808	320,046	317,295

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,091, 19,061, and 19,063 shares issued, respectively	19,091	19,061	19,063
Capital in excess of stated value	94,834	90,711	94,006
Retained earnings	607,784	543,355	579,000
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(22,199)	(19,351)	(21,473)
Total shareholders' equity	422,272	356,538	393,358
Total liabilities and shareholders' equity	$709,080	$676,584	$710,653

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	22,467	—	—	22,467
Other comprehensive loss	—	—	—	—	—	—	(1,418)	(1,418)
Total comprehensive income	—	—	—	—	—	—	—	21,049
Cash dividends ($.66) per share	—	—	—	—	(7,242)	—	—	(7,242)
Issuance of common shares under share compensation plans, net	70	—	70	1,805	—	—	—	1,875
Share-based compensation expense	—	—	—	2,411	—	—	—	2,411
Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538

Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	36,269	—	—	36,269
Other comprehensive loss	—	—	—	—	—	—	(726)	(726)
Total comprehensive income	—	—	—	—	—	—	—	35,543
Cash dividends ($.68) per share	—	—	—	—	(7,485)	—	—	(7,485)
Issuance of common shares under share compensation plans, net	28	—	28	(2,261)	—	—	—	(2,233)
Share-based compensation expense	—	—	—	3,089	—	—	—	3,089
Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2021	19,056	8,083	$19,056	$89,006	$532,410	$(277,238)	$(21,291)	$341,943
Comprehensive income:
Net earnings	—	—	—	—	14,566	—	—	14,566
Other comprehensive income	—	—	—	—	—	—	1,940	1,940
Total comprehensive income	—	—	—	—	—	—	—	16,506
Cash dividends ($.33) per share	—	—	—	—	(3,621)	—	—	(3,621)
Issuance of common shares under share compensation plans, net	5	—	5	516	—	—	—	521
Share-based compensation expense	—	—	—	1,189	—	—	—	1,189
Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538

Balance at November 30, 2022	19,090	8,083	$19,090	$93,079	$593,475	$(277,238)	$(23,618)	$404,788
Comprehensive income:
Net earnings	—	—	—	—	18,052	—	—	18,052
Other comprehensive income	—	—	—	—	—	—	1,419	1,419
Total comprehensive income	—	—	—	—	—	—	—	19,471
Cash dividends ($0.34) per share		—	—	—	(3,743)	—	—	(3,743)
Issuance of common shares under share compensation plans, net	1	—	1	139	—	—	—	140
Share-based compensation expense	—	—	—	1,616	—	—	—	1,616
Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,269	$22,467
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,695	9,912
Provision for uncollectible accounts receivable	834	322
Deferred income taxes	(185)	3,052
Share-based compensation expense	3,089	2,411
Unrealized foreign currency transaction loss (gain)	878	(111)
Other, net	354	627
Changes in assets and liabilities:
Receivables	(28,707)	(41,286)
Inventories	14,014	(42,412)
Other current assets	1,635	(2,541)
Accounts payable	(6,178)	28,757
Other current liabilities	(25,553)	(8,317)
Other noncurrent assets and liabilities	1,742	(8,732)
Net cash provided by (used in) operating activities	7,887	(35,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(7,222)	(6,926)
Purchases of marketable securities	—	(18,468)
Proceeds from maturities of marketable securities	2,725	12,752
Other investing activities, net	(1,214)	(2,974)
Net cash used in investing activities	(5,711)	(15,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,821
Common stock withheld for payroll tax obligations	(2,471)	(1,181)
Proceeds from employee stock purchase plan	238	235
Principal payments on long-term debt	(110)	(108)
Dividends paid	(7,485)	(7,242)
Net cash used in financing activities	(9,828)	(5,475)

Effect of exchange rate changes on cash and cash equivalents	279	(1,214)
Net change in cash and cash equivalents	(7,373)	(58,156)
Cash and cash equivalents, beginning of period	105,048	127,107
Cash and cash equivalents, end of period	$97,675	$68,951

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 28, 2023 and 2022 is as follows:

	Three months ended			Three months ended
	February 28, 2023			February 28, 2022
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$141,528	$14,697	$156,225	$175,251	$16,010	$191,261
Over time	6,248	1,657	7,905	5,508	1,467	6,975
Revenue from the contracts with customers	147,776	16,354	164,130	180,759	17,477	198,236

Lease revenue	—	2,111	2,111	—	1,901	1,901
Total operating revenues	$147,776	$18,465	$166,241	$180,759	$19,378	$200,137

	Six months ended			Six months ended
	February 28, 2023			February 28, 2022
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$287,245	$34,927	$322,172	$315,383	$30,723	$346,106
Over time	12,614	3,111	15,725	11,284	2,209	13,493
Revenue from the contracts with customers	299,859	38,038	337,897	326,667	32,932	359,599

Lease revenue	—	4,503	4,503	—	6,689	6,689
Total operating revenues	$299,859	$42,541	$342,400	$326,667	$39,621	$366,288

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $1.8 million at February 28, 2023.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 28, 2023, February 28, 2022, and August 31, 2022, contract assets amounted to $1.1 million, $1.1 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 28, 2023, February 28, 2022, and August 31, 2022, contract liabilities amounted to $17.9 million, $39.7 million, and $30.6 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 28, 2023 and 2022, the Company recognized $25.0 million and $25.6 million of revenue that were included in the liabilities as of August 31, 2022 and 2021 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2023 and 2022:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Numerator:
Net earnings	$18,052	$14,566	$36,269	$22,467

Denominator:
Weighted average shares outstanding	11,007	10,974	10,998	10,950
Diluted effect of stock awards	56	40	70	70
Weighted average shares outstanding assuming dilution	11,063	11,014	11,068	11,020

Basic net earnings per share	$1.64	$1.33	$3.30	$2.05
Diluted net earnings per share	$1.63	$1.32	$3.28	$2.04

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and six months ended February 28, 2023 and 2022.

Note 4 – Income Taxes

The Company recorded income tax expense of $7.7 million and $4.6 million for the three months ended February 28, 2023 and 2022, respectively, and recorded income tax expense of $13.5 million and $6.2 million for the six months ended February 28, 2023 and 2022, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 28.2 percent and 25.5 percent for the six months ended February 28, 2023 and 2022, respectively. The increase in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations and the finalization of U.S. tax regulations related to foreign tax credits in calendar 2022.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $0.6 million and $1.1 million for the six months ended February 28, 2023 and 2022, respectively. The discrete items recorded primarily relate to the vesting of share-based compensation awards.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2023, February 28, 2022, and August 31, 2022:

($ in thousands)	February 28, 2023	February 28, 2022	August 31, 2022
Raw materials and supplies	$89,968	$86,010	$93,469
Work in process	9,837	11,620	12,603
Finished goods and purchased parts, net	103,067	96,724	110,022
Total inventory value before LIFO adjustment	202,872	194,354	216,094
Less adjustment to LIFO value	(24,169)	(7,026)	(22,318)
Inventories, net	$178,703	$187,328	$193,776

Of the $178.7 million, $187.3 million, and $193.8 million of net inventories at February 28, 2023, February 28, 2022, and August 31, 2022, respectively, $47.2 million, $53.5 million, and $55.5 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $131.5 million, $133.9 million, and $138.3 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2023	February 28, 2022	August 31, 2022
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	822	1,042	931
Total debt	115,822	116,042	115,931
Less current portion	(224)	(220)	(222)
Less unamortized debt issuance costs	(345)	(394)	(368)
Total long-term debt	$115,253	$115,428	$115,341

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$224
2 years	228
3 years	232
4 years	138
Thereafter	115,000
$115,822

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2023, February 28, 2022, and August 31, 2022. There were no transfers between any levels for the periods presented.

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$97,675	$—	$—	$97,675
Marketable securities:
Corporate bonds	—	6,976	—	6,976
U.S. treasury securities	—	1,787	—	1,787
Derivative asset	—	3,520	—	3,520

	February 28, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$68,951	$—	$—	$68,951
Marketable securities:
Corporate bonds	—	20,322	—	20,322
U.S. treasury securities	—	4,612	—	4,612

	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,048	$—	$—	$105,048
Marketable securities:
Corporate bonds	—	9,668	—	9,668
U.S. treasury securities	—	1,792	—	1,792
Derivative asset	—	5,505	—	5,505

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense) on the condensed consolidated statements of earnings. As of February 28, 2023, approximately 64% of the Company’s marketable securities investments mature within one year and 36% mature within one to two years.

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

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of this contract are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of February 28, 2023, is disclosed in the table above, and is recorded within other noncurrent assets on the condensed consolidated balance sheets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 28, 2023 or 2022.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $13.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they have recently approved an in situ thermal remediation pilot study to be conducted by the Company at a specific location on the site. The Company commenced implementation of the pilot program in the second half of calendar 2022 and expects to complete the pilot program in calendar 2023. Of the total liability as of February 28, 2023, $10.1 million was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $11.4 million on an undiscounted basis.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 28, 2023, February 28, 2022, and August 31, 2022:

($ in thousands)	February 28, 2023	February 28, 2022	August 31, 2022
Other current liabilities	$3,097	$777	$4,179
Other noncurrent liabilities	9,975	15,155	10,967
Total environmental remediation liabilities	$13,072	$15,932	$15,146

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Product warranty accrual balance, beginning of period	$13,602	$12,379	$14,080	$12,736
Liabilities accrued for warranties during the period	2,888	1,825	4,128	4,219
Warranty claims paid during the period	(2,318)	(1,250)	(4,036)	(4,001)
Changes in estimates	-	(136)	-	(136)
Product warranty accrual balance, end of period	$14,172	$12,818	$14,172	$12,818

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.7 million and $1.3 million for the three months ended February 28, 2023 and 2022, respectively, and $3.3 million and $2.5 million for the six months ended February 28, 2023 and 2022, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	February 28, 2023	February 28, 2022	August 31, 2022
Other current liabilities:
Contract liabilities	$16,782	$38,454	$29,494
Compensation and benefits	16,490	15,212	23,148
Warranties	14,172	12,818	14,080
Tax related liabilities	9,044	1,532	7,820
Dealer related liabilities	8,969	4,616	8,396
Accrued environmental liabilities	3,097	777	4,179
Operating lease liabilities	3,069	3,428	3,159
Deferred revenue - lease	1,223	1,031	1,064
Accrued insurance	1,049	1,119	1,193
Other	5,671	7,850	8,151
Total other current liabilities	$79,566	$86,837	$100,684

Note 12 – Share Repurchases

There were no shares repurchased during the three or six months ended February 28, 2023 and 2022 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2023.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 28, 2023 or 2022.

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

	Three months ended		Six months ended
($ in thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating revenues:
Irrigation:
North America	$90,354	$100,730	$174,288	$179,705
International	57,422	80,029	125,571	146,962
Irrigation total	147,776	180,759	299,859	326,667
Infrastructure	18,465	19,378	42,541	39,621
Total operating revenues	$166,241	$200,137	$342,400	$366,288

Operating income:
Irrigation	$32,820	$24,734	$61,461	$41,946
Infrastructure	2,019	324	5,391	3,090
Corporate	(7,574)	(6,720)	(14,989)	(13,337)
Total operating income	27,265	18,338	51,863	31,699

Interest and other expense, net	(1,532)	866	(2,125)	(3,019)
Earnings before income taxes	$25,733	$19,204	$49,738	$28,680

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2022. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 28, 2023.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2023 were $166.2 million, a decrease of 17 percent compared to $200.1 million for the three months ended February 28, 2022. Irrigation segment revenues decreased 18 percent to $147.8 million and infrastructure segment revenues decreased 5 percent to $18.5 million. Net earnings for the three months ended February 28, 2023 were $18.1 million, or $1.63 per diluted share, compared to net earnings of $14.6 million, or $1.32 per diluted share, for the three months ended February 28, 2022.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of February 2023, U.S. corn prices have increased approximately 35 percent and U.S. soybean prices have increased approximately 8 percent from February 2022. Higher commodity prices are being sustained by constrained supply levels globally coupled with higher demand. Expanding drought conditions in various regions of the world and the continued conflict between Ukraine and Russia has put additional pressure on the supply of agricultural commodities, further increasing corn, wheat and soybean prices.
•
Net farm income – As of February 2023, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2023 net farm income to be $136.9 billion, a decrease of 15.9 percent from the USDA’s estimated U.S. 2022 net farm income of $162.7 billion. Most of this projected decrease is coming from a reduction in government support payments while cash receipts for crops is projected to decrease by 3.1 percent. Following record net farm income in 2022, projected net farm income in 2023 remains at a relatively high level historically.
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

Demand for irrigation equipment in the U.S. has remained steady over the same prior year period, although farmer sentiment has been tempered somewhat by the projected decrease in net farm income, higher interest rates and concerns regarding inflation and general economic conditions. During this period the Company has been able to maintain its pricing while inflationary pressure on raw material and logistics costs have moderated. The Company expects to continue to actively track these circumstances and will monitor its prices in connection with changes in raw material and other costs.

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

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates will translate into higher demand for its transportation safety products as the funds are appropriated and states begin to implement projects beginning in the second half of fiscal 2023.

The backlog of unshipped orders at February 28, 2023 was $95.2 million compared with $111.0 million at February 28, 2022. The irrigation backlog is lower and the infrastructure backlog is higher compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended February 28, 2023 compared to the Three Months ended February 28, 2022

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2023 and 2022. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	February 28, 2023	February 28, 2022	Percent Change
Consolidated
Operating revenues	$166,241	$200,137	-17%
Gross profit	$54,258	$42,944	26%
Gross margin	32.6%	21.5%

Operating expenses (1)	$26,993	$24,606	10%
Operating income	$27,265	$18,338	49%
Operating margin	16.4%	9.2%

Other income (expense), net	$(1,532)	$866	-277%
Income tax expense	$7,681	$4,638	66%
Overall income tax rate	29.8%	24.2%
Net earnings	$18,052	$14,566	24%

Irrigation Segment
Segment operating revenues	$147,776	$180,759	-18%
Segment operating income	$32,820	$24,734	33%
Segment operating margin	22.2%	13.7%

Infrastructure Segment
Segment operating revenues	$18,465	$19,378	-5%
Segment operating income	$2,019	$324	523%
Segment operating margin	10.9%	1.7%

(1)
Includes $7.6 million and $6.7 million of corporate operating expenses for the three months ended February 28, 2023 and 2022, respectively.

Revenues

Operating revenues for the three months ended February 28, 2023 decreased 17 percent to $166.2 million from $200.1 million for the three months ended February 28, 2022, as irrigation revenues decreased $32.9 million and infrastructure revenues decreased $0.9 million. The irrigation segment provided 89 percent of the Company’s revenue during the three months ended February 28, 2023 as compared to 90 percent for the three months ended February 28, 2022.

North America irrigation revenues for the three months ended February 28, 2023 of $90.4 million decreased $10.3 million, or 10 percent, from $100.7 million for the three months ended February 28, 2022. The decrease resulted from lower unit sales volume which was partially offset by the impact of higher average selling prices compared to the same prior year period. Higher unit volume in the prior year period was primarily due to a pull forward of orders in advance of announced selling price increases while current year unit volume reflected a more traditional seasonal demand as selling prices had stabilized. Higher average selling prices compared to the same prior year period resulted from the pass through of higher raw material costs to customers.

International irrigation revenues for the three months ended February 28, 2023 of $57.4 million decreased $22.6 million, or 28 percent, from $80.0 million for the three months ended February 28, 2022. The decrease resulted primarily from the completion of a large Egypt project in the prior year that did not repeat and lower sales volumes in Brazil, Ukraine and Russia. Sales and order activity in Brazil was temporarily reduced as a result of the federal government transition following the October 2022 presidential election. The current year was also impacted by the unfavorable effects of foreign currency translation of approximately $0.3 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended February 28, 2023 of $18.5 million decreased $0.9 million, or 5 percent, from $19.4 million for the three months ended February 28, 2022. An increase in Road Zipper System lease revenue during the current year was more than offset by lower sales of road safety products compared to the same prior year period. Road Zipper project sales were similar to the prior year second quarter.

Gross Profit

Gross profit for the three months ended February 28, 2023 of $54.3 million increased 26 percent from $42.9 million for the three months ended February 28, 2022. Gross margin was 32.6 percent of sales for the three months ended February 28, 2023 compared with 21.5 percent of sales for the three months ended February 28, 2022. Increased gross profit and gross margin in irrigation resulted primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues compared to the same prior year period. Prior year irrigation results were negatively impacted by the impact of higher raw material costs, including approximately $2.8 million in additional expense resulting from the impact of the LIFO method of accounting for inventory while the LIFO impact in the current year reduced expense by approximately $1.5 million. Additionally, the prior year included non-recurring costs of approximately $1.8 million related to factory maintenance and outside consulting services. Increased gross profit and gross margin in infrastructure resulted from a more favorable margin mix of revenue, improved price realization and lower inflationary impact on input costs compared to the same prior year period.

Operating Expenses

Operating expenses of $27.0 million for the three months ended February 28, 2023 increased $2.4 million, or 10 percent, compared with $24.6 million for the three months ended February 28, 2022. The increase resulted primarily from higher employee compensation costs and increased spending on new product development compared to the same prior year period.

Other Income (Expense), net

The Company recorded other expense of $1.5 million for the three months ended February 28, 2023 compared to other income of $0.9 million for the three months ended February 28, 2022. The change resulted primarily from foreign currency transaction losses in the current year compared to foreign currency transaction gains in the same prior year period.

Income Taxes

The Company recorded income tax expense of $7.7 million and $4.6 million for the three months ended February 28, 2023 and 2022, respectively. The effective income tax rate was 29.8 percent and 24.2 percent for the three months ended February 28, 2023 and 2022, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions, primarily Brazil, compared to the same prior year period. In addition, the same prior year period benefited from the impact of larger discrete items.

For the Six Months ended February 28, 2023 compared to the Six Months ended February 28, 2022

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2023 and 2022. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Six months ended
($ in thousands)	February 28, 2023	February 28, 2022	Percent Change
Consolidated
Operating revenues	$342,400	$366,288	-7%
Gross profit	$107,278	$80,381	33%
Gross margin	31.3%	21.9%

Operating expenses (1)	$55,415	$48,682	14%
Operating income	$51,863	$31,699	64%
Operating margin	15.1%	8.7%

Other expense, net	$(2,125)	$(3,019)	-30%
Income tax expense	$13,469	$6,213	117%
Overall income tax rate	27.1%	21.7%
Net earnings	$36,269	$22,467	61%

Irrigation Segment
Segment operating revenues	$299,859	$326,667	-8%
Segment operating income	$61,461	$41,946	47%
Segment operating margin	20.5%	12.8%

Infrastructure Segment
Segment operating revenues	$42,541	$39,621	7%
Segment operating income	$5,391	$3,090	74%
Segment operating margin	12.7%	7.8%
(1)
Includes $15.0 million and $13.3 million of corporate operating expenses for the six months ended February 28, 2023 and 2022, respectively.

Revenues

Operating revenues for the six months ended February 28, 2023 decreased 7 percent to $342.4 million from $366.3 million for the six months ended February 28, 2022, as irrigation revenues decreased $26.8 million and infrastructure revenues increased $2.9 million. The irrigation segment provided 88 percent of the Company’s revenue during the six months ended February 28, 2023 as compared to 89 percent for the six months ended February 28, 2022.

North America irrigation revenues for the six months ended February 28, 2023 of $174.3 million decreased $5.4 million, or 3 percent, from $179.7 million for the six months ended February 28, 2022. The decrease resulted from lower unit sales volume which was partially offset by higher average selling prices compared to the same prior year period. Higher unit volume in the prior year period was primarily due to a pull forward of orders in advance of announced selling price increases while current year unit volume reflected a more traditional seasonal demand as selling prices had stabilized. Higher average selling prices compared to the same prior year period resulted from the pass through of higher raw material costs to customers.

International irrigation revenues for the six months ended February 28, 2023 of $125.6 million decreased $21.4 million, or 15 percent, from $147.0 million for the six months ended February 28, 2022. The decrease resulted primarily from the completion of a large Egypt project in the prior year that did not repeat and lower sales volumes in Ukraine and Russia. This decrease was partially offset by higher sales in Brazil and other markets. The current year was also impacted by unfavorable effects of foreign currency translation of approximately $2.0 million compared to the same prior year period.

Infrastructure segment revenues for the six months ended February 28, 2023 of $42.5 million increased $2.9 million, or 7 percent, from $39.6 million for the six months ended February 28, 2022. The increase resulted from higher Road Zipper System sales, which were partially offset by lower Road Zipper System lease revenue and lower sales of road safety products.

Gross Profit

Gross profit for the six months ended February 28, 2023 of $107.3 million increased 33 percent from $80.4 million for the six months ended February 28, 2022. Gross margin was 31.3 percent of sales for the six months ended February 28, 2023 compared with 21.9 percent of sales for the six months ended February 28, 2022. Increased gross profit and gross margin in irrigation resulted primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues compared to the same prior year period. Prior year irrigation results were negatively impacted by the impact of higher raw material costs, including approximately $7.8 million in additional expense resulting from the impact of the LIFO method of accounting for inventory while the LIFO impact in the current year reduced expense by approximately $1.5 million. In addition, costs of approximately $1.8 million were incurred in the prior year related to non-recurring factory maintenance and outside consulting services that did not repeat. Increased gross profit and gross margin in infrastructure resulted from a more favorable margin mix of revenue, improved price realization and lower inflationary impact on input costs compared to the same prior year period. Prior year infrastructure results were negatively impacted by approximately $1.0 million in additional expense resulting from the impact of LIFO while the current year impact was minimal.

Operating Expenses

Operating expenses of $55.4 million for the six months ended February 28, 2023 increased $6.7 million, or 14 percent, compared with $48.7 million for the six months ended February 28, 2022. The increase resulted primarily from higher employee incentive expense attributable to improved business results, increased spending on new product development and increased personnel costs compared to the same prior year period.

Other Expense, net

Other expense for the six months ended February 28, 2023 decreased $0.9 million compared to the six months ended February 28, 2022. The change resulted primarily from lower interest expense and higher interest income compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $13.5 million and $6.2 million for the six months ended February 28, 2023 and 2022, respectively. The effective income tax rate was 27.1 percent and 21.7 percent for the six months ended February 28, 2023 and 2022, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions, primarily Brazil, compared to the same prior year period. In addition, the same prior year period benefited from the impact of larger discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $106.4 million at February 28, 2023 compared with $93.9 million at February 28, 2022 and $116.5 million at August 31, 2022. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $51.2 million, $37.3 million, and $49.0 million as of February 28, 2023, February 28, 2022, and August 31, 2022, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $347.3 million at February 28, 2023, as compared with $288.9 million at February 28, 2022 and $316.2 million at August 31, 2022. Cash provided by operating activities totaled $7.9 million during the six months ended February 28, 2023, compared to cash used in operating activities of $35.9 million during the six months ended February 28, 2022. The increase was primarily driven by higher net earnings, a reduction in inventory and a lower increase in accounts receivable, partially offset by a reduction in current liabilities, compared to the same prior year period.

Cash flows used in investing activities totaled $5.7 million during the six months ended February 28, 2023 compared to $15.6 million during the six months ended February 28, 2022. Cash proceeds from the maturities of marketable securities decreased $10.0 million compared to the same prior year period. Purchases of property, plant, and equipment were $7.2 million, compared to $6.9 million in the same prior year period.

Cash flows used in financing activities totaled $9.8 million during the six months ended February 28, 2023 compared to cash flows used in financing activities of $5.5 million during the six months ended February 28, 2022. The change was primarily the result of lower proceeds from the exercise of stock options compared to the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2023 are expected to be between $15.0 million and $20.0 million, including equipment replacement, productivity improvements and new product development. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the second quarter of fiscal 2023, the Company paid a quarterly cash dividend to stockholders of $0.34 per common share, or $3.7 million, compared to a quarterly cash dividend of $0.33 per common share, or $3.6 million, in the second quarter of fiscal 2022.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the six months ended February 28, 2023 or 2022. The remaining amount available under the repurchase program was $63.7 million as of February 28, 2023.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At February 28, 2023, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.90 percent at February 28, 2023), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at February 28, 2023).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2023 and 2022, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $0.8 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of February 28, 2023). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2023.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022. †
10.2	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 3, 2022. †
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April 2023.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)