Form 10-Q
period 2023-05-31
LINDSAY CORP
filed 2023-06-29
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of June 26, 2023, 11,008,945 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating revenues	$164,553	$214,259	$506,953	$580,547
Cost of operating revenues	111,332	152,579	346,454	438,486
Gross profit	53,221	61,680	160,499	142,061

Operating expenses:
Selling expense	8,681	8,148	27,092	24,070
General and administrative expense	13,061	14,647	41,237	40,548
Engineering and research expense	4,522	3,723	13,350	10,582
Total operating expenses	26,264	26,518	81,679	75,200

Operating income	26,957	35,162	78,820	66,861

Other income (expense):
Interest expense	(948)	(1,006)	(2,895)	(3,345)
Interest income	680	118	1,545	456
Other income (expense), net	(957)	1,282	(2,000)	264
Total other income (expense)	(1,225)	394	(3,350)	(2,625)

Earnings before income taxes	25,732	35,556	75,470	64,236

Income tax expense	8,851	10,483	22,320	16,696

Net earnings	$16,881	$25,073	$53,150	$47,540

Earnings per share:
Basic	$1.53	$2.28	$4.83	$4.34
Diluted	$1.53	$2.28	$4.80	$4.31

Shares used in computing earnings per share:
Basic	11,008	10,978	11,001	10,960
Diluted	11,052	11,021	11,063	11,020

Cash dividends declared per share	$0.34	$0.33	$1.02	$0.99

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net earnings	$16,881	$25,073	$53,150	$47,540
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	39	49	119	146
Foreign currency translation adjustment, net of hedging activities and tax	(507)	991	(1,385)	(362)
Unrealized gain (loss) on marketable securities, net of tax	60	(65)	132	(227)
Total other comprehensive (loss) income, net of tax (benefit) expense of ($134), $257, ($552), and $238 respectively	(408)	975	(1,134)	(443)
Total comprehensive income	$16,473	$26,048	$52,016	$47,097

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2023	May 31, 2022	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131,577	$81,757	$105,048
Marketable securities	12,806	13,930	11,460
Receivables, net of allowance of $5,113, $4,197, and $4,118, respectively	154,167	155,518	138,200
Inventories, net	166,759	195,566	193,776
Other current assets, net	25,943	28,663	28,617
Total current assets	491,252	475,434	477,101

Property, plant, and equipment:
Cost	252,741	239,001	240,981
Less accumulated depreciation	(155,749)	(144,560)	(146,509)
Property, plant, and equipment, net	96,992	94,441	94,472

Intangibles, net	16,860	18,769	18,208
Goodwill	67,441	67,476	67,130
Operating lease right-of-use assets	17,378	20,263	19,181
Deferred income tax assets	11,518	7,857	9,313
Other noncurrent assets	22,177	27,676	25,248
Total assets	$723,618	$711,916	$710,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,207	$72,350	$60,036
Current portion of long-term debt	225	221	222
Other current liabilities	90,616	101,243	100,684
Total current liabilities	133,048	173,814	160,942

Pension benefits liabilities	4,653	5,474	4,892
Long-term debt	115,209	115,384	115,341
Operating lease liabilities	18,119	20,688	19,810
Deferred income tax liabilities	689	730	1,054
Other noncurrent liabilities	15,104	15,056	15,256
Total liabilities	286,822	331,146	317,295

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,092, 19,063, and 19,063 shares issued, respectively	19,092	19,063	19,063
Capital in excess of stated value	96,627	92,516	94,006
Retained earnings	620,922	564,805	579,000
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(22,607)	(18,376)	(21,473)
Total shareholders' equity	436,796	380,770	393,358
Total liabilities and shareholders' equity	$723,618	$711,916	$710,653

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings	—	—	—	—	47,540	—	—	47,540
Other comprehensive loss	—	—	—	—	—	—	(443)	(443)
Total comprehensive income	—	—	—	—	—	—	—	47,097
Cash dividends ($.99) per share	—	—	—	—	(10,865)	—	—	(10,865)
Issuance of common shares under share compensation plans, net	72	—	72	1,960	—	—	—	2,032
Share-based compensation expense	—	—	—	4,061	—	—	—	4,061
Balance at May 31, 2022	19,063	8,083	$19,063	$92,516	$564,805	$(277,238)	$(18,376)	$380,770

Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	53,150	—	—	53,150
Other comprehensive loss	—	—	—	—	—	—	(1,134)	(1,134)
Total comprehensive income	—	—	—	—	—	—	—	52,016
Cash dividends ($1.02) per share	—	—	—	—	(11,228)	—	—	(11,228)
Issuance of common shares under share compensation plans, net	29	—	29	(2,154)	—	—	—	(2,125)
Share-based compensation expense	—	—	—	4,775	—	—	—	4,775
Balance at May 31, 2023	19,092	8,083	$19,092	$96,627	$620,922	$(277,238)	$(22,607)	$436,796

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 28, 2022	19,061	8,083	$19,061	$90,711	$543,355	$(277,238)	$(19,351)	$356,538
Comprehensive income:
Net earnings	—	—	—	—	25,073	—	—	25,073
Other comprehensive income	—	—	—	—	—	—	975	975
Total comprehensive income	—	—	—	—	—	—	—	26,048
Cash dividends ($.33) per share	—	—	—	—	(3,623)	—	—	(3,623)
Issuance of common shares under share compensation plans, net	2	—	2	155	—	—	—	157
Share-based compensation expense	—	—	—	1,650	—	—	—	1,650
Balance at May 31, 2022	19,063	8,083	$19,063	$92,516	$564,805	$(277,238)	$(18,376)	$380,770

Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272
Comprehensive income:
Net earnings	—	—	—	—	16,881	—	—	16,881
Other comprehensive income	—	—	—	—	—	—	(408)	(408)
Total comprehensive income	—	—	—	—	—	—	—	16,473
Cash dividends ($0.34) per share		—	—	—	(3,743)	—	—	(3,743)
Issuance of common shares under share compensation plans, net	1	—	1	106	—	—	—	107
Share-based compensation expense	—	—	—	1,687	—	—	—	1,687
Balance at May 31, 2023	19,092	8,083	$19,092	$96,627	$620,922	$(277,238)	$(22,607)	$436,796

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,150	$47,540
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,466	14,930
Provision for uncollectible accounts receivable	985	734
Deferred income taxes	(1,548)	514
Share-based compensation expense	4,775	4,061
Unrealized foreign currency transaction loss (gain)	2,045	(754)
Other, net	574	645
Changes in assets and liabilities:
Receivables	(15,842)	(63,365)
Inventories	25,289	(49,209)
Other current assets	4,401	1,669
Accounts payable	(17,953)	26,319
Other current liabilities	(11,865)	822
Other noncurrent assets and liabilities	691	(8,840)
Net cash provided by (used in) operating activities	59,168	(24,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(13,283)	(12,222)
Purchases of marketable securities	(4,932)	(18,468)
Proceeds from maturities of marketable securities	3,675	23,592
Other investing activities, net	(4,399)	(2,952)
Net cash used in investing activities	(18,939)	(10,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,894
Common stock withheld for payroll tax obligations	(2,471)	(1,181)
Proceeds from employee stock purchase plan	346	319
Principal payments on long-term debt	(166)	(163)
Dividends paid	(11,228)	(10,865)
Net cash used in financing activities	(13,519)	(8,996)

Effect of exchange rate changes on cash and cash equivalents	(181)	(1,370)
Net change in cash and cash equivalents	26,529	(45,350)
Cash and cash equivalents, beginning of period	105,048	127,107
Cash and cash equivalents, end of period	$131,577	$81,757

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2023 and 2022 is as follows:

	Three months ended			Three months ended
	May 31, 2023			May 31, 2022
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$135,990	$16,817	$152,807	$183,085	$22,083	$205,168
Over time	6,581	1,383	7,964	5,608	1,750	7,358
Revenue from the contracts with customers	142,571	18,200	160,771	188,693	23,833	212,526

Lease revenue	—	3,782	3,782	—	1,733	1,733
Total operating revenues	$142,571	$21,982	$164,553	$188,693	$25,566	$214,259

	Nine months ended			Nine months ended
	May 31, 2023			May 31, 2022
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$423,212	$51,743	$474,955	$498,468	$52,806	$551,274
Over time	19,218	4,494	23,712	16,892	3,959	20,851
Revenue from the contracts with customers	442,430	56,237	498,667	515,360	56,765	572,125

Lease revenue	—	8,286	8,286	—	8,422	8,422
Total operating revenues	$442,430	$64,523	$506,953	$515,360	$65,187	$580,547

Further disaggregation of revenue is disclosed in the Note 13 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $1.6 million at May 31, 2023.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2023, May 31, 2022, and August 31, 2022, contract assets amounted to $1.3 million, $1.0 million, and $0.9 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2023, May 31, 2022, and August 31, 2022, contract liabilities amounted to $21.2 million, $35.0 million, and $30.6 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2023 and 2022, the Company recognized $26.3 million and $32.7 million of revenue that were included in the liabilities as of August 31, 2022 and 2021 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2023 and 2022:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Numerator:
Net earnings	$16,881	$25,073	$53,150	$47,540

Denominator:
Weighted average shares outstanding	11,008	10,978	11,001	10,960
Diluted effect of stock awards	44	43	62	60
Weighted average shares outstanding assuming dilution	11,052	11,021	11,063	11,020

Basic net earnings per share	$1.53	$2.28	$4.83	$4.34
Diluted net earnings per share	$1.53	$2.28	$4.80	$4.31

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and nine months ended May 31, 2023 and 2022.

Note 4 – Income Taxes

The Company recorded income tax expense of $8.9 million and $10.5 million for the three months ended May 31, 2023 and 2022, respectively, and recorded income tax expense of $22.3 million and $16.7 million for the nine months ended May 31, 2023 and 2022, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 30.7 percent and 28.2 percent for the nine months ended May 31, 2023 and 2022, respectively. The increase in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations and the finalization of U.S. tax regulations related to foreign tax credits in calendar 2022.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $0.8 million and $1.4 million for the nine months ended May 31, 2023 and 2022, respectively. The discrete items recorded primarily relate to the vesting of share-based compensation awards.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2023, May 31, 2022, and August 31, 2022:

($ in thousands)	May 31, 2023	May 31, 2022	August 31, 2022
Raw materials and supplies	$82,323	$93,956	$93,469
Work in process	12,720	18,941	12,603
Finished goods and purchased parts, net	95,847	105,042	110,022
Total inventory value before LIFO adjustment	190,890	217,939	216,094
Less adjustment to LIFO value	(24,131)	(22,373)	(22,318)
Inventories, net	$166,759	$195,566	$193,776

Of the $166.8 million, $195.6 million, and $193.8 million of net inventories at May 31, 2023, May 31, 2022, and August 31, 2022, respectively, $45.3 million, $53.7 million, and $55.5 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $121.5 million, $141.9 million, and $138.3 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2023	May 31, 2022	August 31, 2022
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	766	985	931
Total debt	115,766	115,985	115,931
Less current portion	(225)	(221)	(222)
Less unamortized debt issuance costs	(332)	(380)	(368)
Total long-term debt	$115,209	$115,384	$115,341

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$225
2 years	229
3 years	234
4 years	78
Thereafter	115,000
$115,766

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2023, May 31, 2022, and August 31, 2022. There were no transfers between any levels for the periods presented.

	May 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$131,577	$—	$—	$131,577
Marketable securities:
Corporate bonds	—	11,360	—	11,360
U.S. treasury securities	—	1,446	—	1,446
Derivative asset	—	2,817	—	2,817

	May 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$81,757	$—	$—	$81,757
Marketable securities:
Corporate bonds	—	10,754	—	10,754
U.S. treasury securities	—	3,176	—	3,176
Derivative asset	—	1,080	—	1,080

	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,048	$—	$—	$105,048
Marketable securities:
Corporate bonds	—	9,668	—	9,668
U.S. treasury securities	—	1,792	—	1,792
Derivative asset	—	5,505	—	5,505

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense) on the condensed consolidated statements of earnings. As of May 31, 2023, approximately 70 percent of the Company’s marketable securities investments mature within one year and 30 percent mature within one to two years.

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

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of this contract are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of May 31, 2023, is disclosed in the table above, and is recorded within other noncurrent assets on the condensed consolidated balance sheets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2023 or 2022.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $13.1 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, an in situ thermal remediation pilot study has been approved to be conducted by the Company at a specific location on the site. The Company commenced implementation of the pilot program in the second half of calendar 2022 and expects to complete the pilot program in calendar 2023. Of the total liability as of May 31, 2023, $8.7 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.8 million on an undiscounted basis.

The Company accrues the anticipated cost of investigation and remediation when the obligation is probable and can be reasonably estimated. While a definitive plan has not been formally approved by the EPA, the Company believes the current accrual is a good faith estimate of the long-term cost of remediation at this site; however, the estimate of costs and their timing could change as a result of a number of factors, including but not limited to (1) EPA input on the proposed remediation plan and any changes which the EPA may subsequently require, (2) effectiveness of the in situ thermal remediation pilot study, (3) refinement of cost estimates and length of time required to complete remediation and post-remediation operations and maintenance, (4) effectiveness of the technology chosen in remediation of the site as well as changes in technology that may be available in the future, and (5) unforeseen circumstances existing at the site. As a result of these factors, the actual amount of costs incurred by the Company in connection with the remediation of contamination of its Lindsay, Nebraska site could exceed the amounts accrued for this expense at this time. While any revisions could be material to the operating results of any fiscal quarter or fiscal year, the Company does not expect such additional expenses would have a material adverse effect on its liquidity or financial condition.

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2023, May 31, 2022, and August 31, 2022:

($ in thousands)	May 31, 2023	May 31, 2022	August 31, 2022
Other current liabilities	$2,483	$4,934	$4,179
Other noncurrent liabilities	9,817	10,967	10,967
Total environmental remediation liabilities	$12,300	$15,901	$15,146

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Product warranty accrual balance, beginning of period	$14,172	$12,818	$14,080	$12,736
Liabilities accrued for warranties during the period	3,686	3,317	7,814	7,536
Warranty claims paid during the period	(3,369)	(2,600)	(7,405)	(6,601)
Changes in estimates	—	(58)	—	(194)
Product warranty accrual balance, end of period	$14,489	$13,477	$14,489	$13,477

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.7 million for the three months ended May 31, 2023 and 2022, and $5.0 million and $4.3 million for the nine months ended May 31, 2023 and 2022, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	May 31, 2023	May 31, 2022	August 31, 2022
Other current liabilities:
Contract liabilities	$19,362	$33,833	$29,494
Compensation and benefits	19,214	18,243	23,148
Warranties	14,489	13,477	14,080
Tax related liabilities	11,082	7,730	7,820
Dealer related liabilities	9,108	7,046	8,396
Deferred revenue - lease	3,194	1,022	1,064
Operating lease liabilities	2,980	3,329	3,159
Accrued environmental liabilities	2,483	4,934	4,179
Accrued insurance	1,138	1,274	1,193
Other	7,566	10,355	8,151
Total other current liabilities	$90,616	$101,243	$100,684

Note 12 – Share Repurchases

There were no shares repurchased during the three or nine months ended May 31, 2023 and 2022 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2023.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2023 or 2022.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating revenues:
Irrigation:
North America	$75,027	$96,153	$249,315	$275,601
International	67,544	92,540	193,115	239,759
Irrigation total	142,571	188,693	442,430	515,360
Infrastructure	21,982	25,566	64,523	65,187
Total operating revenues	$164,553	$214,259	$506,953	$580,547

Operating income:
Irrigation	$30,727	$39,567	$92,188	$81,513
Infrastructure	3,556	3,779	8,947	6,869
Corporate	(7,326)	(8,184)	(22,315)	(21,521)
Total operating income	26,957	35,162	78,820	66,861

Interest and other expense, net	(1,225)	394	(3,350)	(2,625)
Earnings before income taxes	$25,732	$35,556	$75,470	$64,236

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2022. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2023.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2023 were $164.6 million, a decrease of 23 percent compared to $214.3 million for the three months ended May 31, 2022. Irrigation segment revenues decreased 24 percent to $142.6 million and infrastructure segment revenues decreased 14 percent to $22.0 million. Net earnings for the three months ended May 31, 2023 were $16.9 million, or $1.53 per diluted share, compared to net earnings of $25.1 million, or $2.28 per diluted share, for the three months ended May 31, 2022.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of May 2023, U.S. corn prices have increased approximately 15 percent and U.S. soybean prices have decreased approximately 15 percent from May 2022. Commodity price volatility continues to be impacted by weather conditions in various regions of the world, China's demand for U.S. exports, and the continued conflict between Ukraine and Russia.
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
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023 when the allowable deduction dropped to 80 percent of the cost of equipment.
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

Demand for irrigation equipment in the U.S. has declined over the same prior year period, as farmer sentiment has been negatively impacted by the projected decrease in net farm income, higher interest rates and concerns regarding inflation and general economic uncertainty. This has resulted in customers delaying capital investment decisions. We believe this may shift demand for irrigation equipment to later in the calendar year as customers become better-positioned to determine their level of profitability for the current crop year. During this period the Company has been able to maintain its pricing while inflationary pressure on raw material and logistics costs have moderated. The Company expects to continue to actively track these circumstances and will monitor its prices in connection with changes in raw material and other costs.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven primarily by expansion of agricultural production, food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian and Ukrainian customers historically have represented less than 5 percent of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates will translate into higher demand for its transportation safety products as the funds are appropriated and states begin to implement projects. A limited positive impact is expected on fiscal 2023 results and a more positive impact is expected in fiscal 2024 and beyond.

The backlog of unshipped orders at May 31, 2023 was $94.5 million compared with $98.3 million at May 31, 2022. The irrigation backlog is lower and the infrastructure backlog is higher compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended May 31, 2023 compared to the Three Months ended May 31, 2022

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2023 and 2022. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	May 31, 2023	May 31, 2022	Percent Change
Consolidated
Operating revenues	$164,553	$214,259	-23%
Gross profit	$53,221	$61,680	-14%
Gross margin	32.3%	28.8%

Operating expenses (1)	$26,264	$26,518	-1%
Operating income	$26,957	$35,162	-23%
Operating margin	16.4%	16.4%

Other income (expense), net	$(1,225)	$394	-411%
Income tax expense	$8,851	$10,483	-16%
Overall income tax rate	34.4%	29.5%
Net earnings	$16,881	$25,073	-33%

Irrigation Segment
Segment operating revenues	$142,571	$188,693	-24%
Segment operating income	$30,727	$39,567	-22%
Segment operating margin	21.6%	21.0%

Infrastructure Segment
Segment operating revenues	$21,982	$25,566	-14%
Segment operating income	$3,556	$3,779	-6%
Segment operating margin	16.2%	14.8%

(1)
Includes $7.3 million and $8.2 million of corporate operating expenses for the three months ended May 31, 2023 and 2022, respectively.

Revenues

Operating revenues for the three months ended May 31, 2023 decreased 23 percent to $164.6 million from $214.3 million for the three months ended May 31, 2022, as irrigation revenues decreased $46.1 million and infrastructure revenues decreased $3.6 million. The irrigation segment provided 87 percent of the Company’s revenue during the three months ended May 31, 2023 as compared to 88 percent for the three months ended May 31, 2022.

North America irrigation revenues for the three months ended May 31, 2023 of $75.0 million decreased $21.2 million, or 22 percent, from $96.2 million for the three months ended May 31, 2022. The decrease resulted primarily from lower unit sales volumes while average selling prices were comparable to the same prior year period. Lower unit sales volume in the current year period resulted primarily from farmers delaying capital investment decisions due to a number of factors, including general economic uncertainty.

International irrigation revenues for the three months ended May 31, 2023 of $67.5 million decreased $25.0 million, or 27 percent, from $92.5 million for the three months ended May 31, 2022. The decrease resulted primarily from lower sales volumes in Brazil, Australia, Ukraine and Russia compared to the same prior year period. In Brazil, the delayed order activity experienced in the second quarter of this year, connected with the federal government transition following the presidential election in October 2022, continued in the current quarter. The current year was also impacted by the unfavorable effects of foreign currency translation of approximately $2.5 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended May 31, 2023 of $22.0 million decreased $3.6 million, or 14 percent, from $25.6 million for the three months ended May 31, 2022. An increase in Road Zipper System lease revenue was more than offset by lower Road Zipper System sales and lower sales of road safety products compared to the same prior year period.

Gross Profit

Gross profit for the three months ended May 31, 2023 of $53.2 million decreased 14 percent from $61.7 million for the three months ended May 31, 2022. Gross margin was 32.3 percent of sales for the three months ended May 31, 2023 compared with 28.8 percent of sales for the three months ended May 31, 2022. The decrease in gross profit in both irrigation and infrastructure resulted primarily from lower revenues.

Increased gross margin in irrigation resulted primarily from improved price realization and operating performance compared to the same prior year period. Increased gross margin in infrastructure resulted from a more favorable margin mix of revenue and improved price realization compared to the same prior year period.

Operating Expenses

Operating expenses of $26.3 million for the three months ended May 31, 2023 decreased $0.2 million, or 1 percent, compared with $26.5 million for the three months ended May 31, 2022. Increased selling expense and new product development costs were more than offset by expense reductions in other areas.

Other Income (Expense), net

The Company recorded other expense of $1.2 million for the three months ended May 31, 2023 compared to other income of $0.4 million for the three months ended May 31, 2022. The change resulted primarily from foreign currency transaction losses of $0.9 million in the current year compared to foreign currency transaction gains of $1.3 million in the same prior year period, which was partially offset by a $0.6 million increase in interest income.

Income Taxes

The Company recorded income tax expense of $8.9 million and $10.5 million for the three months ended May 31, 2023 and 2022, respectively. The effective income tax rate was 34.4 percent and 29.5 percent for the three months ended May 31, 2023 and 2022, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions, primarily Brazil, compared to the same prior year period.

For the Nine Months ended May 31, 2023 compared to the Nine Months ended May 31, 2022

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2023 and 2022. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Nine months ended
($ in thousands)	May 31, 2023	May 31, 2022	Percent Change
Consolidated
Operating revenues	$506,953	$580,547	-13%
Gross profit	$160,499	$142,061	13%
Gross margin	31.7%	24.5%

Operating expenses (1)	$81,679	$75,200	9%
Operating income	$78,820	$66,861	18%
Operating margin	15.5%	11.5%

Other expense, net	$(3,350)	$(2,625)	28%
Income tax expense	$22,320	$16,696	34%
Overall income tax rate	29.6%	26.0%
Net earnings	$53,150	$47,540	12%

Irrigation Segment
Segment operating revenues	$442,430	$515,360	-14%
Segment operating income	$92,188	$81,513	13%
Segment operating margin	20.8%	15.8%

Infrastructure Segment
Segment operating revenues	$64,523	$65,187	-1%
Segment operating income	$8,947	$6,869	30%
Segment operating margin	13.9%	10.5%
(1)
Includes $22.3 million and $21.5 million of corporate operating expenses for the nine months ended May 31, 2023 and 2022, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2023 decreased 13 percent to $507.0 million from $580.5 million for the nine months ended May 31, 2022, as irrigation revenues decreased $72.9 million and infrastructure revenues decreased $0.7 million. The irrigation segment provided 87 percent of the Company’s revenue during the nine months ended May 31, 2023 as compared to 89 percent for the nine months ended May 31, 2022.

North America irrigation revenues for the nine months ended May 31, 2023 of $249.3 million decreased $26.3 million, or 10 percent, from $275.6 million for the nine months ended May 31, 2022. The decrease resulted from lower unit sales volume which was partially offset by higher average selling prices compared to the same prior year period. Lower unit sales volume in the current year period resulted primarily from farmers delaying capital investment decisions. Higher average selling prices compared to the same prior year period resulted from the pass through of higher raw material costs to customers.

International irrigation revenues for the nine months ended May 31, 2023 of $193.1 million decreased $46.6 million, or 20 percent, from $239.8 million for the nine months ended May 31, 2022. The decrease resulted primarily from the completion of a large Egypt project in the prior year that did not repeat and lower sales volumes in Brazil, Australia, Ukraine and Russia. Sales and order activity in Brazil was delayed in the second and third quarters connected with the federal government transition. The current year was also impacted by unfavorable effects of foreign currency translation of approximately $5.3 million compared to the same prior year period.

Infrastructure segment revenues for the nine months ended May 31, 2023 of $64.6 million decreased $0.5 million, or 1 percent, from $65.1 million for the nine months ended May 31, 2022. The decrease resulted from higher Road Zipper System sales and lease revenue, which was more than offset by lower sales of road safety products.

Gross Profit

Gross profit for the nine months ended May 31, 2023 of $160.5 million increased 13 percent from $142.1 million for the nine months ended May 31, 2022. Gross margin was 31.7 percent of sales for the nine months ended May 31, 2023 compared with 24.5 percent of sales for the nine months ended May 31, 2022. Increased gross profit and gross margin in irrigation resulted primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues, which more than offset the impact of lower revenues compared to the same prior year period. Prior year irrigation results were negatively impacted by the impact of higher raw material costs, including approximately $7.8 million in additional expense resulting from the impact of the LIFO method of accounting for inventory while the LIFO impact in the current year reduced expense by approximately $1.5 million. In addition, costs of approximately $1.8 million were incurred in the prior year related to non-recurring factory maintenance and outside consulting services that did not repeat. Increased gross profit and gross margin in infrastructure resulted from a more favorable margin mix of revenue, improved price realization and lower inflationary impact on input costs compared to the same prior year period. Prior year infrastructure results were negatively impacted by approximately $1.0 million in additional expense resulting from the impact of LIFO while the current year impact was minimal.

Operating Expenses

Operating expenses of $81.7 million for the nine months ended May 31, 2023 increased $6.5 million, or 9 percent, compared with $75.2 million for the nine months ended May 31, 2022. The increase resulted primarily from higher employee incentive expense attributable to improved business results, increased spending on new product development and increased personnel costs compared to the same prior year period.

Other Expense, net

Other expense for the nine months ended May 31, 2023 increased $0.8 million compared to the nine months ended May 31, 2022. The current year period includes $2.0 million of foreign currency transaction losses compared to gains of $0.9 million in the same prior year period. This impact was partially offset by lower interest expense and higher interest income compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $22.3 million and $16.7 million for the nine months ended May 31, 2023 and 2022, respectively. The effective income tax rate was 29.6 percent and 26.0 percent for the nine months ended May 31, 2023 and 2022, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions, primarily Brazil, compared to the same prior year period. In addition, the same prior year period benefited from the impact of larger discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $144.4 million at May 31, 2023 compared with $95.7 million at May 31, 2022 and $116.5 million at August 31, 2022. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $54.6 million, $37.5 million, and $49.0 million as of May 31, 2023, May 31, 2022, and August 31, 2022, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $358.3 million at May 31, 2023, as compared with $301.6 million at May 31, 2022 and $316.2 million at August 31, 2022. Cash provided by operating activities totaled $59.2 million during the nine months ended May 31, 2023, compared to cash used in operating activities of $24.9 million during the nine months ended May 31, 2022. The increase was primarily driven by favorable improvements in working capital, mainly receivables and inventory, partially offset by a decrease in accounts payable compared to the same prior year period.

Cash flows used in investing activities totaled $18.9 million during the nine months ended May 31, 2023 compared to $10.1 million during the nine months ended May 31, 2022. Cash proceeds from the maturities of marketable securities decreased $19.9 million while purchases of marketable securities decreased $13.5 million compared to the same prior year period. Purchases of property, plant, and equipment were $13.3 million, compared to $12.2 million in the same prior year period.

Cash flows used in financing activities totaled $13.5 million during the nine months ended May 31, 2023 compared to cash flows used in financing activities of $9.0 million during the nine months ended May 31, 2022. The change was primarily the result of lower proceeds from the exercise of stock options compared to the same prior year period.

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

Dividends

In the third quarter of fiscal 2023, the Company paid a quarterly cash dividend to stockholders of $0.34 per common share, or $3.7 million, compared to a quarterly cash dividend of $0.33 per common share, or $3.6 million, in the third quarter of fiscal 2022.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the nine months ended May 31, 2023 or 2022. The remaining amount available under the repurchase program was $63.7 million as of May 31, 2023.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At May 31, 2023, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.43 percent at May 31, 2023), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at May 31, 2023).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2023 and 2022, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International LLC, a wholly owned subsidiary of the Company, has outstanding $0.8 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of May 31, 2023). This rate was adjusted on September 1, 2021 in accordance with the terms of the bonds, and the adjusted rate will be in force through maturity. The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2023.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of June 2023.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)