Form 10-K
period 2023-08-31
LINDSAY CORP
filed 2023-10-19
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2023 was $1,656,579,623.

As of October 16, 2023, 11,010,307 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 9, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 — Business

INTRODUCTION

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international firm with worldwide sales, distribution and manufacturing operations. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two major reporting segments, Irrigation and Infrastructure.

Irrigation Segment – The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls and large diameter steel tubing. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, irrigation scheduling, Industrial Internet of Things (“IIOT”) technology solutions and mobile device applications. The Company’s primary domestic irrigation manufacturing facilities are located in Lindsay, Nebraska; Olathe, Kansas; and Norfolk, Nebraska. Internationally, the Company has commercial and production operations in Brazil, France, China, Türkiye (formerly Turkey), and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. The Company also exports equipment from the U.S. and its global production facilities to other international markets.

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, road marking and road safety equipment, and railroad signals and structures. The infrastructure segment also offers technology to monitor critical safety infrastructure on roadways. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

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

The Company also manufactures and distributes hose reel travelers. Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a smaller investment than a standard center pivot.

The Company also markets proprietary remote monitoring and automation technology that works on any brand of electronic pivot and drip irrigation systems and is sold on a subscription basis under the brand names FieldNET® and FieldWise®. FieldNET® is commercialized exclusively through Zimmatic® dealers while FieldWise® is used primarily by non-Zimmatic® dealers and customers. These technologies enable growers to remotely monitor and operate irrigation equipment, saving time, and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, water usage, weather and soil conditions, and similar data. The system can remotely control the irrigation system, altering the speed to vary water application amounts, and controlling pump station and diesel generator operation. Data management and control is achieved using applications running on various personal computer or mobile devices connected to the internet.

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

Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers and solid set sprinklers. The majority of worldwide irrigation is accomplished by traditional flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows are flooded. Disadvantages or limitations of flood irrigation include that it cannot be used to irrigate uneven, hilly, or rolling terrain, it can be wasteful or inefficient and coverage can become inconsistently applied. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 47 percent of the Company’s total irrigation segment revenues in both fiscal year 2023 and 2022. The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations serving the key markets in South America, Western and Eastern Europe, China, Africa, Middle East, Australia, and New Zealand. The Company also exports irrigation equipment from its global production facilities to other international markets.

The Company’s industry position is such that it believes that it will likely be considered as a potential supplier for most major international agricultural development projects utilizing center pivot or lateral move irrigation systems.

Competition – Four manufacturers control a substantial majority of the U.S. center pivot irrigation system market. The international irrigation market includes participation and competition by the leading U.S. manufacturers, as well as various regional manufacturers. The Company competes by continuously improving its products through ongoing research and development activities, channel improvement initiatives, and its operational strategies. The Company continues to strengthen irrigation product offerings through innovative technology such as GPS positioning and guidance, variable rate irrigation, wireless irrigation management, and mobile device applications, as well as through the acquisition of products and services that allow the Company to provide a more comprehensive solution to growers’ needs. Competition also occurs in areas of price and seasonal programs, product quality, durability, controls, product characteristics, retention and reputation of local dealers, customer service, and, at certain times of the year, the availability of systems and their delivery time. On balance, the Company believes it competes favorably with respect to these factors.

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

In permanent applications, the Road Zipper System® increases capacity and reduces congestion by varying the number of directional traffic lanes to match the traffic demand and promotes safety by maintaining the physical separation of opposing lanes of traffic. Roadways with fixed medians have a set number of lanes in each direction and cannot be adjusted to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high-volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The Road Zipper System® is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. Road Zipper Systems® can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow, and safeguard work crews, motorists, pedestrians, cyclists and others using the roadway by positively separating the work area and traffic. Examples of types of work completed with the help of a Road Zipper System® include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

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

Rail Products – The Company also designs, engineers and manufactures a line of products for the railroad industry. These products are designed to meet industry standards and include signals and lights, structures, foundations, junction boxes and signs.

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

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. The international market differs from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization has lead to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities has also lead to greater demand. The Company distributes infrastructure products in Europe, South America, the Middle East, Australia and Asia. The Company expects to continue expanding in international markets as populations grow and markets become more established.

Competition – The Company competes in certain product lines with several manufacturers. The Company competes by striving to continuously improve its products through ongoing research and development activities. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line, as there is not another moveable barrier product today comparable to the Road Zipper System®. However, the Company’s barrier product does compete with traditional “safety-shaped” concrete barriers and other safety barriers.

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

ORDER BACKLOG

As of August 31, 2023, the Company had an order backlog of $78.7 million compared with $96.8 million at August 31, 2022. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2023, 2022, and 2021 were $18.8 million, $15.6 million, and $26.5 million, respectively. Capital expenditures for fiscal 2024 are estimated to be between $35.0 million and $40.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

The Company’s Zimmatic®, Perrot™, Road Zipper®, The Road Zipper System®, Quickchange® Moveable Barrier™, ABSORB 350®, ABSORB-M™, FieldNET®, FieldNET Advisor®, FieldNET Crop Advisor®, FieldNET Irrigation

Advisor®, FieldNET VRI Advisor®, FieldNET Weather Advisor®, WatertrendSM, FieldWise®, Greenfield®, GrowSmart® Z-TRAX®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™, CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth®, RoadConnect™, ImpactAlert™, and other trademarks, service marks, domain names, and copyrights are registered or applied for in the major markets in which the Company sells its products.

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have 1,209 employees as of August 31, 2023. None of the Company’s United States based employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts. The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

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

Diversity, Equity and Inclusion

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

Employee Health and Safety

The health and safety of our employees is an integral part of everything we do. We hold each other accountable to actively promote a safe and healthy workplace, and report any situations that may pose a health, safety or security risk. In Fiscal 2021 we implemented the Lindsay Safety System that we use to guide and develop our culture focused on safety. The Lindsay Safety System is comprised of eight core elements:

•
Hazard ID / Assessment
•
Training
•
Audits
•
Policy/Procedures
•
Incident Investigation
•
Inspections
•
Metrics
•
Recognition

We approach safety by looking at cultural change and engineering developments simultaneously. We conduct job safety assessments, training and incident investigations. We also recognize and instill best practices in employee behavior, wherever practicable. In addition, we create policies and make sure the appropriate infrastructure is in place and maintained. Our audit and inspection processes validate best-in-class performance.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Türkiye (formerly Turkey), and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a U.S. bank or another secured means of payment, or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 38 and 37 percent of total consolidated Company revenues were conducted in currencies other than the U.S. dollar in fiscal 2023 and 2022, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees and each of their ages, and positions as of October 19, 2023.

	Age	Position
Randy A. Wood	51	President and Chief Executive Officer
Brian L. Ketcham	62	Senior Vice President and Chief Financial Officer
J. Scott Marion	55	President – Infrastructure
Gustavo E. Oberto	50	President – Irrigation
Brian J. Magnusson*	44	Senior Vice President – Strategy and Business Development
Eric R. Arneson*	49	Senior Vice President – General Counsel and Secretary
Kelly M. Staup*	51	Senior Vice President – Human Resources and Chief Diversity Officer
Lori L. Zarkowski*	48	Chief Accounting Officer
Melissa G. Moreno*	44	Senior Vice President and Chief Information Officer
Richard A. Harold*	50	Senior Vice President – Global Operations

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

Mr. Brian J. Magnusson is the Company’s Senior Vice President – Strategy and Business Development and has held such position since January 2023. Between May 2019 and January 2023, Mr. Magnusson served as the Company’s Vice President, The Americas and held responsibility for the Company’s irrigation business in North and South America. Between June 2018 and May 2019, Mr. Magnusson served as the Company’s Vice President, Technology and Innovation. Previous to that role, Mr. Magnusson served as the Company’s Vice President, Technology, a position he held starting with his arrival to the Company in 2015. Prior to joining the Company, Mr. Magnusson served as Global Director, Tractor Portfolio Management at CNH Industrial for three years and spent the preceding four years at Bain & Company advising executive teams at Fortune 500 corporations on strategic growth challenges.

Mr. Eric R. Arneson is the Senior Vice President – General Counsel and Secretary of the Company and has held such positions since April 2008, when he joined the Company. Prior to that time and since January 1999, Mr. Arneson practiced law with the law firm of Kutak Rock LLP, and was most recently a partner of the firm.

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

Dr. Melissa Moreno is the Senior Vice President and Chief Information Officer of the Company, a position she has held since March 2021, when she joined the Company. Prior to joining the Company, Dr. Moreno served in a variety of information technology roles with Gallup, a company that provides analytics and advisory services, from 2008 to 2021, most recently serving as Chief Information Officer, Cybersecurity and InfrastructureGallup from December 2018 to March 2021 and Executive Director, Cybersecurity and Infrastructure from February 2014 to December 2018. Prior to joining Gallup, Dr. Moreno managed information technology functions at ConAgra Foods and Arthur Andersen.

Mr. Richard A. Harold is the Senior Vice President – Global Operations of the Company, a position he has held since April of 2022. Prior to joining the Company, Mr. Harold served from 2018 to 2022 with Rogers Corporation, a company that provides specialty engineered materials, most recently as a Senior Director of Global Operations. Prior to that time, Mr. Harold served from 2015 to 2017 as Senior Vice President of Operations at Arizona Nutritional Supplements, and as Global Vice President of Legacy and Specialty Businesses at IDEX Corporation from 2013 to 2015. Prior to joining IDEX Corporation, Mr. Harold worked for Exterran Holdings, Inc. as Senior Manufacturing Manager from 2010 to 2013.

ITEM 1A — Risk Factors

The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.

Risks Related to Business and Industry

Changing worldwide demand for food and biofuels could have an effect on the price of agricultural commodities and consequently the demand for irrigation equipment. Changing worldwide demand for farm outputs to meet the world’s growing food and biofuel demands, driven in part by government policies and an expanding global population, are likely to result in fluctuating agricultural commodity prices, which affect demand for irrigation equipment. The primary benefit of many of the Company’s irrigation products is to increase yields and the resulting revenue for farmers. As commodity prices decline, the breakeven point of incremental production is more difficult to achieve, reducing or eliminating the profit and return on investment from the purchase of the Company’s products. As a result, changes in commodity prices can significantly affect the Company’s sales levels.

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

While climate change could shift global cropping practices and open new markets for irrigated agriculture, the changing short-term weather conditions or more prolonged climate change could adversely impact the Company’s business and operations. The Company’s irrigation revenues are highly dependent on the agricultural industry and weather conditions. Weather conditions, particularly leading up to the planting and early growing season, can significantly affect the purchasing decisions of consumers of irrigation equipment. An increased frequency or duration of extreme weather conditions, or other factors which may be the result of climate change, could adversely impact the Company's business and operations. For example, natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant effects on seasonal irrigation demand. Drought conditions, which generally affect irrigation equipment demand positively over the long term, can adversely affect demand if water sources become unavailable or if governments impose water restriction policies to reduce overall water availability.

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

In order to be eligible for government funding or reimbursement, the Company’s infrastructure products are generally required to meet certain standards as outlined by the various governments worldwide. The Federal Highway Administration (“FHWA”) and state departments of transportation have implemented Manual for Assessing Safety Hardware (“MASH”) standards which update and supersede National Cooperative Highway Research Program (“NCHRP”) Report 350 standards for evaluating new road safety hardware devices. While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they generally are no longer eligible for federal reimbursement as the MASH standards have been implemented by FHWA and the states. The Company has incurred, and will continue to incur, research and development and testing expense to develop products to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures. The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Sustainability Report, which includes information about the Company’s environmental, social, and governance (“ESG”) activities and may result in increased investor, media, and employee attention to such initiatives. Compliance with applicable laws and regulations and the pursuit of other ESG-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position. In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2023, as more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company’s international sales efforts and profit margins are affected by international trade barriers and subject the Company to additional compliance obligations. The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions. In recent years, certain of the components required for the manufacture of the Company's products have been or may be impacted by tariffs. Other international trade disputes, changes to or termination of existing international trade agreements, treaties or policies (e.g. the United States-Mexico-Canada Agreement), or imposition of trade protection measures by certain countries in favor of their local producers or competing products could increase our costs, reduce our competitiveness, and have an adverse effect on the Company’s business, financial condition and results of operations.

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

The frequency and magnitude of liability claims and the related expenses could lower profitability and increase business risk. The nature of the Company’s business subjects the Company to potential liability for claims alleging property damage and personal injury or death arising from the use of or exposure to its products, especially infrastructure products that are installed along roadways. While the Company believes it maintains adequate insurance, an unusually large liability claim or a string of claims could potentially exceed the Company’s available insurance coverage. In addition, the availability of, and the Company’s ability to collect on, insurance coverage can be subject to factors beyond the Company’s control. For example, any accident, incident, or lawsuit involving the Company, its products specifically, or the industries in which the Company operates generally, even if the Company is fully insured, contractually indemnified, or not held to be liable, could significantly affect the cost and availability of insurance to the Company in the future.

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

The Company’s international sales are highly dependent on foreign market conditions. International revenues are primarily generated from Australia, New Zealand, Canada, Western and Eastern Europe, Mexico, the Middle East, Africa, China, and Central and South America. In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents. During fiscal 2022, sales to Russia and Belarus were paused indefinitely due to the Russian invasion of Ukraine. Sales with Russian, Ukrainian, and Belarusian customers have historically represented less than 5% of consolidated revenues. Commercial activities in Russia and Belarus remain on hold while hostile actions against Ukraine continue. The collectability of international receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

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

Segment	Geographic location	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2034	55,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	300,000	Principal U.S. manufacturing plant consists of eight separate buildings located on 122 acres
Irrigation	Corlu, Türkiye	Own	N/A	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2027	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2027	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Irrigation	Norfolk, Nebraska	Own	N/A	13,400	Manufacturing plant for on-farm telemetry devices
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN. As of October 16, 2023, there were approximately 139 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the twelve months ended August 31, 2023, 2022, and 2021. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2023.

Dividends

The Company paid a total of $15.1 million and $14.6 million in dividends during fiscal 2023 and 2022, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Truck Index for the five-year period ended August 31, 2023. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2018 and the graph shows its relative performance through August 31, 2023.

	8/18	8/19	8/20	8/21	8/22	8/23
Lindsay Corporation	100.00	93.47	107.22	178.30	175.17	136.92
S&P SmallCap 600 Index	100.00	84.94	84.48	130.07	114.30	120.62
S&P 600 Construction Machinery & Heavy Trucks	100.00	78.70	89.11	113.56	109.30	149.76

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

Company Overview

The Company manufactures and markets center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems, remote monitoring and irrigation scheduling systems. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions and third-party commercial arrangements, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of designs, controls, and pump stations. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers. The Company’s irrigation production facilities are located in the United States, Brazil, Türkiye (formerly Turkey), France, China and South Africa, and also has distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. The Company also manufactures and markets, through distributors and direct sales to customers, various infrastructure products, including moveable barrier systems for traffic lane management, crash cushions, preformed reflective pavement tapes, and other road safety devices, through its production facilities in the United States and Italy, and has produced road safety products in irrigation manufacturing facilities in China, Brazil and Türkiye (formerly Turkey). In addition, the Company’s infrastructure segment produces railroad signals and structures.

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

Financial Overview and Outlook

Operating revenues in fiscal 2023 were $674.1 million, a 13 percent decrease compared to $770.7 million in the prior year. Irrigation segment revenues decreased 12 percent to $586.0 million and infrastructure segment revenues decreased 16 percent to $88.1 million. Net earnings for fiscal 2023 increased 11 percent to $72.4 million or $6.54 per diluted share compared with $65.5 million or $5.94 per diluted share in the prior year. Despite lower revenues, improved net earnings resulted from gross margin improvement primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, include the following primary drivers:

•
Agricultural commodity prices - During fiscal 2023, agricultural commodity prices remained volatile as they continued to be impacted by weather conditions in various regions of the world, China's fluctuating demand for U.S. exports, and the continued conflict between Ukraine and Russia. Corn prices in August 2023 were approximately 32 percent lower and soybean prices approximately 9 percent lower compared to August 2022.
•
Net farm income - As of August 2023, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2023 net farm income to be $141.3 billion, a decrease of 22.8 percent from the USDA’s final U.S. 2022 net farm income of $183.0 billion. The majority of this projected decrease is coming from a reduction in government support payments while cash receipts for crops is projected to decrease by 4 percent. Following record net farm income in 2022, projected net farm income in 2023 remains at a relatively high level historically.
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
•
Governmental policies - A number of government laws and regulations can impact the Company’s business, including:
o
The Agricultural Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The Farm Bill will expire by the end of calendar 2023, when it is expected to be either extended or replaced by new legislation. However, there can be no assurance that the Farm Bill will be extended or renewed or that any such legislation will provide subsidies at the same levels as are currently provided under the Farm Bill.
o
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by initially allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than having it amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2023, the allowable deduction is 80 percent of the cost of equipment.
o
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. On June 21, 2023, the Environmental Protection Agency ("EPA") announced a final rule setting biofuel volume requirements for the Renewable Fuels Standard (RFS) program for 2023, 2024 and 2025. The final volume requirements reflect an increase in total gallons of renewable fuels in each successive year.
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

Demand for irrigation equipment in the U.S. has declined over the prior year, as farmer sentiment has been negatively impacted by the projected decrease in net farm income, higher interest rates and concerns regarding inflation and general economic uncertainty. This has resulted in customers delaying capital investment decisions. The Company believes this may shift demand for irrigation equipment to later in the calendar year as customers become better-positioned to determine their level of profitability for the current crop year. During this period the Company has been able to maintain its pricing while inflationary pressure on raw material and logistics costs have moderated. The Company expects to continue to actively track these circumstances and will monitor its prices in connection with changes in raw material and other costs.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian, and Belarusian customers have historically represented less than 5% of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates may translate into higher demand for its transportation safety products as funds are appropriated and states begin to implement projects. A limited positive impact was experienced in fiscal 2023 results and a more positive impact is expected in fiscal 2024 and beyond.

As of August 31, 2023, the Company had an order backlog of $78.7 million compared with $96.8 million at August 31, 2022. The irrigation and infrastructure backlogs are lower compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2023 Compared to Fiscal 2022” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 18, Industry Segment Information, to the consolidated financial statements. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on October 20, 2022, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2023 Compared to Fiscal 2022

The following table provides highlights for fiscal 2023 compared with fiscal 2022:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2023	2022	(decrease)
Consolidated
Operating revenues	$674,084	$770,743	(13%)
Cost of operating revenues	$461,069	$571,565	(19%)
Gross profit	$213,015	$199,178	7%
Gross margin	31.6%	25.8%
Operating expenses (1)	$110,831	$104,535	6%
Operating income	$102,184	$94,643	8%
Operating margin	15.2%	12.3%
Other expense	$(1,809)	$(6,775)	(73%)
Income tax expense	$27,996	$22,399	25%
Effective income tax rate	27.9%	25.5%
Net earnings	$72,379	$65,469	11%
Irrigation segment (2)
Operating revenues	$586,031	$665,829	(12%)
Operating income	$121,969	$105,763	15%
Operating margin	20.8%	15.9%
Infrastructure segment (2)
Operating revenues	$88,053	$104,914	(16%)
Operating income	$12,067	$18,328	(34%)
Operating margin	13.7%	17.5%

(1)
Includes corporate general and administrative expenses of $31.8 million and $29.4 million for fiscal 2023 and 2022, respectively.
(2)
See Note 18 Industry Segment Information, to the consolidated financial statements, for further details regarding segments.

Revenues

Operating revenues in fiscal 2023 were $674.1 million, a decrease of 13 percent or $96.7 million, compared to $770.7 million in fiscal 2022. Irrigation segment revenues of $586.0 million, increased $79.8 million, or 12 percent, and infrastructure revenues increased $16.9 million, or 16 percent, compared to the prior fiscal year. The irrigation segment provided 87 percent of Company revenue in fiscal 2023 as compared to 86 percent in fiscal 2022.

North America irrigation revenues in fiscal 2023 were $309.5 million a decrease of 13 percent or $46.1 million, from $355.7 million in fiscal 2022. The decrease resulted from lower unit sales volume which was partially offset by higher average selling prices compared to the prior year. Lower unit sales volume in the current year resulted primarily from farmers delaying capital investment decisions due to a number of factors, including a projected decrease in net farm income, higher interest rates and concerns regarding inflation, and general economic uncertainty, as well as a higher level of storm damage replacement demand in the prior year. Higher average selling prices compared to the prior year resulted from the pass through of higher raw material and other costs to customers.

International irrigation revenues in fiscal 2023 were $276.5 million, a decrease of 11 percent or $33.7 million, from $310.1 million in fiscal 2022. The decrease resulted primarily from the completion of a large Egypt project in the prior year that did not repeat and from lower sales in Ukraine, Russia and Australia. This decrease was partially offset by higher sales in South America. The current year was also impacted by the unfavorable effects of foreign currency translation of approximately $3.9 million compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2023 were $88.1 million a decrease of $16.9 million, or 16 percent, from $104.9 million in fiscal 2022. The decrease resulted primarily from lower Road Zipper System sales compared to the prior year as there were a number of projects in the prior year that did not repeat. This decrease was partially offset by an increase in Road Zipper System lease revenue and higher sales of road safety products compared to the prior year.

Gross Profit

Gross profit was $213.0 million for fiscal 2023, an increase of $13.8 million, or 7 percent, compared to $199.2 million in fiscal 2022. Gross margin was 31.6 percent of sales for fiscal 2023 compared to 25.8 percent of sales for fiscal 2022. Increased gross profit and gross margin in irrigation resulted primarily from improved price realization, lower inflationary impact on input costs and a more favorable margin mix of international revenues, which more than offset the impact of lower revenues compared to the prior year. Prior year irrigation gross margin was negatively impacted by higher raw material costs, which included approximately $7.8 million in additional expense resulting from the effect of the LIFO method of accounting for certain inventory, compared to a reduction of expense of approximately $2.0 million due to the use of LIFO in fiscal 2023. In addition, costs of approximately $1.8 million were incurred in the prior year related to non-recurring factory maintenance and outside consulting services that did not repeat. Decreased gross profit and gross margin in infrastructure resulted primarily from lower Road Zipper System sales compared to the prior year. This decrease was partially offset by improved price realization and lower inflationary impact on input costs compared to the prior year.

Operating Expenses

The Company’s operating expenses of $110.8 million for fiscal 2023 increased $6.3 million, or 6 percent, compared to fiscal 2022 operating expenses of $104.5 million. The increase resulted primarily from higher employee incentive expense attributable to improved business results, increased spending on new product development and increased personnel costs compared to the prior year.

Other Expense, net

Other expense of $1.8 million for fiscal 2023 decreased $5.0 million compared to $6.8 million in fiscal 2022. The decrease resulted from lower interest expense, higher interest income and a more favorable impact from foreign currency transaction changes compared to the prior year.

Income Taxes

The Company recorded income tax expense of $28.0 million and $22.4 million for fiscal 2023 and 2022, respectively. The effective tax rate was 27.9 percent and 25.5 percent for fiscal 2023 and 2022, respectively. The higher effective income tax rate in fiscal 2023 reflects an increased proportion of earnings in higher rate foreign jurisdictions, primarily Brazil, compared to the prior year.

Net Earnings

Net earnings for fiscal 2023 were $72.4 million, or $6.54 per diluted share, compared to $65.5 million, or $5.94 per diluted share, for fiscal 2022.

Liquidity and Capital Resources

The Company’s cash, cash equivalents, and marketable securities totaled $166.3 million at August 31, 2023 compared with $116.5 million at August 31, 2022. The increase resulted primarily from an increase in net earnings and a reduction in inventories, along with other changes in working capital. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company’s investments in marketable securities are primarily composed of United States government securities and investment grade corporate bonds. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $64.6 million and $49.0 million as of August 31, 2023, and 2022, respectively. The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $351.4 million at August 31, 2023 as compared with $316.2 million at August 31, 2022. Cash flows provided by operating activities totaled $119.7 million during the year ended August 31, 2023 compared to $3.0 million provided by operating activities during the prior fiscal year. An increase in cash flows provided by operating activities resulted from an increase in net earnings compared to the prior year, a reduction in inventories compared to an increase in the prior year, and other changes in assets and liabilities compared to the prior year.

Cash flows used in investing activities totaled $47.4 million during the year ended August 31, 2023 compared to $9.0 million during the prior fiscal year. The majority of the increase resulted from $30.8 million for the acquisition of a business in fiscal 2023. Capital spending was $18.8 million in fiscal 2023 compared to $15.6 million in fiscal 2022.

Cash flows used in financing activities totaled $17.3 million during the year ended August 31, 2023 compared to $12.7 million during the prior fiscal year. The change was primarily the result of lower proceeds from the exercise of stock options compared to the prior year. Cash flows used in financing activities consists primarily of dividend payments. Dividends paid in fiscal 2023 increased by $0.5 million over fiscal 2022.

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

Capital Expenditures

Capital expenditures for fiscal 2024 are expected to be between $35.0 million and $40.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2023, the Company paid cash dividends of $1.37 per common share or $15.1 million to stockholders as compared to $1.33 per common share or $14.6 million to stockholders in fiscal 2022.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the years ended August 31, 2023, 2022 and 2021. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2023.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2023, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.66 percent at August 31, 2023), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2023) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2023 and 2022, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Inflation

The Company is subject to the effects of changing prices. During fiscal 2022, the Company experienced pricing volatility for purchases of certain commodities, in particular steel and zinc products used in the production of its products, in addition to the availability of labor and logistics. In fiscal 2023, the Company observed steel input cost stabilization and while the overall cost outlook for commodities used in the production of the Company's products is not certain, management believes it can manage these inflationary pressures by introducing appropriate sales price adjustments. However, competitive market pressures may affect the Company’s ability to pass price adjustments along to its customers.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2023, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Türkiye (formerly Turkey), and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of earnings for the year ended August 31, 2023, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $5.8 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchanges, option contracts, or cross currency swaps for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. At August 31, 2023, the Company had an outstanding foreign currency forward contract to sell a notional amount of 225.3 million South African rand at fixed prices to settle during the next fiscal quarter.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2023 and August 31, 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes and financial statement schedules (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and August 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 19, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of product warranty accrual

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company’s product warranty accrual as of August 31, 2023 was $14.5 million. The Company warrants a portion of its products against certain manufacturing and other defects and estimates the amount of warranty accrual based on various factors, including historical warranty costs and sales.

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

Omaha, Nebraska
October 19, 2023

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2023	2022	2021
Operating revenues	$674,084	$770,743	$567,646
Cost of operating revenues	461,069	571,565	417,441
Gross profit	213,015	199,178	150,205

Operating expenses:
Selling expense	36,201	33,920	30,816
General and administrative expense	56,412	55,470	51,923
Engineering and research expense	18,218	15,145	13,359
Total operating expenses	110,831	104,535	96,098

Operating income	102,184	94,643	54,107

Other (expense) income:
Interest expense	(3,788)	(4,269)	(4,751)
Interest income	2,783	622	1,083
Other expense, net	(804)	(3,128)	(53)
Total other (expense) income	(1,809)	(6,775)	(3,721)

Earnings before income taxes	100,375	87,868	50,386

Income tax expense	27,996	22,399	7,814

Net earnings	$72,379	$65,469	$42,572

Earnings per share:
Basic	$6.58	$5.97	$3.91
Diluted	$6.54	$5.94	$3.88

Shares used in computing earnings per share:
Basic	11,003	10,965	10,886
Diluted	11,062	11,031	10,985

Cash dividends declared per share	$1.37	$1.33	$1.30

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2023	2022	2021
Net earnings	$72,379	$65,469	$42,572
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	306	566	385
Foreign currency translation adjustment, net of hedging activities and tax	(24)	(3,839)	2,345
Unrealized gain (loss) on marketable securities, net of tax	181	(267)	(91)
Total other comprehensive income (loss), net of tax (benefit) expense of ($855), $1,399, and $409	463	(3,540)	2,639
Total comprehensive income	$72,842	$61,929	$45,211

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$160,755	$105,048
Marketable securities	5,556	11,460
Receivables, net of allowance of $5,048 and $4,118, respectively	144,774	138,200
Inventories, net	155,932	193,776
Other current assets	20,467	28,617
Total current assets	487,484	477,101

Property, plant, and equipment, net	99,681	94,472
Intangible assets, net	27,719	18,208
Goodwill	83,121	67,130
Operating lease right-of-use assets	17,036	19,181
Deferred income tax assets	10,885	9,313
Other noncurrent assets	19,734	25,248
Total assets	$745,660	$710,653

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,278	$60,036
Current portion of long-term debt	226	222
Other current liabilities	91,604	100,684
Total current liabilities	136,108	160,942

Pension benefits liabilities	4,382	4,892
Long-term debt	115,164	115,341
Operating lease liabilities	17,689	19,810
Deferred income tax liabilities	689	1,054
Other noncurrent liabilities	15,977	15,256
Total liabilities	290,009	317,295

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 19,094 and 19,063 shares issued at August 31, 2023 and 2022, respectively	19,094	19,063
Capital in excess of stated value	98,508	94,006
Retained earnings	636,297	579,000
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(21,010)	(21,473)
Total shareholders' equity	455,651	393,358
Total liabilities and shareholders' equity	$745,660	$710,653

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2020	18,918	8,083	$18,918	$77,686	$499,724	$(277,238)	$(20,572)	$298,518
Comprehensive income:
Net earnings					42,572			42,572
Other comprehensive income							2,639	2,639
Total comprehensive income								45,211
Cash dividends ($1.30) per share					(14,166)			(14,166)
Issuance of common shares under share compensation plans, net	73		73	2,623				2,696
Share-based compensation expense				6,186				6,186
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings					65,469			65,469
Other comprehensive loss							(3,540)	(3,540)
Total comprehensive income								61,929
Cash dividends ($1.33) per share					(14,599)			(14,599)
Issuance of common shares under share compensation plans, net	72		72	2,053				2,125
Share-based compensation expense				5,458				5,458
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings					72,379			72,379
Other comprehensive loss							463	463
Total comprehensive income								72,842
Cash dividends ($1.37) per share					(15,082)			(15,082)
Issuance of common shares under share compensation plans, net	31		31	(2,027)				(1,996)
Share-based compensation expense				6,529				6,529
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72,379	$65,469	$42,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,282	20,178	19,177
Provision for uncollectible accounts receivable	881	903	771
Deferred income taxes	—	(2,063)	1,911
Share-based compensation expense	6,529	5,458	6,186
Foreign currency transaction loss (gain)	1,126	2,274	(1,934)
Other, net	1,569	695	(828)
Changes in assets and liabilities:
Receivables	(4,926)	(47,514)	(11,535)
Inventories	40,954	(53,803)	(38,158)
Other current assets	4,693	1,220	(8,132)
Accounts payable	(15,274)	13,832	17,993
Other current liabilities	(9,135)	186	18,433
Other noncurrent assets and liabilities	1,629	(3,787)	(2,488)
Net cash provided by operating activities	119,707	3,048	43,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,775)	(15,595)	(26,511)
Purchases of marketable securities available-for-sale	(4,932)	(18,468)	(19,356)
Proceeds from maturities of marketable securities available-for-sale	10,982	25,968	18,825
Acquisition of business, net of cash acquired	(30,842)	—	—
Other investing activities, net	(3,850)	(855)	(577)
Net cash used in investing activities	(47,417)	(8,950)	(27,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	32	2,894	3,965
Common stock withheld for payroll tax obligations	(2,471)	(1,181)	(1,269)
Proceeds from employee stock purchase plan	444	412	—
Principal payments on long-term debt	(222)	(218)	(195)
Dividends paid	(15,082)	(14,599)	(14,166)
Net cash used in financing activities	(17,299)	(12,692)	(11,665)

Effect of exchange rate changes on cash and cash equivalents	716	(3,465)	1,020
Net change in cash and cash equivalents	55,707	(22,059)	5,704
Cash and cash equivalents, beginning of period	105,048	127,107	121,403
Cash and cash equivalents, end of period	$160,755	$105,048	$127,107

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	20,305	15,738	6,805
Interest paid	3,907	3,811	4,640

NONCASH INVESTING ACTIVITIES
Issuance of notes receivable from sale of business	—	—	2,051

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

Irrigation Segment

The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (“M2M”) communication technology solutions and mobile device applications. The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas. Internationally, the Company has production operations in Brazil, France, China, Türkiye (formerly Turkey) and South Africa as well as distribution and sales operations in the Netherlands, Egypt, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

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

The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statement of earnings over the periods during which the employee or director is required to perform a service in exchange for the award.

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

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. Investment income is recorded within interest income on the consolidated statements of earnings. As of August 31, 2023, approximately 96% of the Company’s marketable securities investments mature within one year and 4% mature within one to two years.

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

The Company’s allowance for all expected credit losses related to outstanding receivables increased to $5.0 million at August 31, 2023 from $4.1 million at August 31, 2022. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment. Rates used for depreciation are based principally on the following expected lives: buildings ‑‑ 15 to 40 years; equipment ‑‑ 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers -- 12 years; other ‑‑ 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2023, 2022, and 2021. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of earnings.

Valuation of Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and other intangible assets are tested for impairment at least annually and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Assessment of the potential impairment of goodwill and identifiable intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

In fiscal 2023, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2023, the Company performed a qualitative analysis of other intangible assets and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2023, the Company’s derivative counterparties had investment grade credit ratings.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting and related disclosure requirements for income taxes. The Company adopted this standard in the first quarter of its fiscal 2022. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

Recent Accounting Guidance Not Yet Adopted

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs, which requires annual and interim disclosures for entities that finance its purchases with supplier finance programs. These amendments are effective for the Company beginning it its fiscal 2024, except for the amendment on rollforward information, which is effective for the Company beginning in its fiscal 2025. The adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $1.5 million and $2.0 million at August 31, 2023 and 2022, respectively.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2023 and 2022, is as follows:

	Year ended August 31, 2023
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$559,826	$69,540	$629,366
Over time	26,205	6,334	32,539
Revenue from the contracts with customers	586,031	75,874	661,905

Lease revenue	—	12,179	12,179
Total operating revenues	$586,031	$88,053	$674,084

	Year ended August 31, 2022
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$643,169	$88,681	$731,850
Over time	22,660	5,753	28,413
Revenue from the contracts with customers	665,829	94,434	760,263

Lease revenue	—	10,480	10,480
Total operating revenues	$665,829	$104,914	$770,743

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

At August 31, 2023 and 2022, contract assets amounted to $1.3 million and $0.9 million, respectively. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2023, and 2022, contract liabilities amounted to $20.5 million and $30.6 million, respectively. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2023, the Company recognized $27.7 million of revenue that was included in the liability as of August 31, 2022. The revenue recognized was due to performance obligations being completed during the year. Amounts included here exclude deferred lease revenues that are also included within other current liabilities.

Note 4 – Acquisitions and Divestitures

FieldWise, LLC

On July 28, 2023 ("the acquisition date"), the Company completed the acquisition of the membership interests of FieldWise, LLC ("FieldWise"). FieldWise is a market leader in agricultural technology products with a focus on subscription-based, precision irrigation solutions. The purchase price of $32.6 million was financed through an all cash transaction from the Company's cash on hand.

The following table summarizes the preliminary purchase price allocation for FieldWise at the acquisition date. The Company expects the purchase price allocation to be finalized by the end of fiscal 2024.

($ in thousands)	Total
Cash and cash equivalents	$1,779
Accounts receivable	376
Inventories	2,651
Property and equipment	2,443
Deferred tax asset	94
Intangible assets	11,400
Goodwill	15,589
Accounts payable and accrued liabilities	(252)
Deferred revenues	(1,229)
Non-current deferred revenues	(230)
Total purchase price	32,621

The acquired intangible assets include amortizable intangible assets of $10.7 million and indefinite-lived intangible assets of $0.7 million related to tradenames. The amortizable intangible assets have a weighted average useful life of approximately 13.1 years. The following table summarizes the identifiable intangible assets at fair value.

($ in thousands)	Weighted average useful life in years	Fair value of identifiable asset
Intangible assets:
Customer relationships	15.0	$8,700
Developed technology	5.0	2,000
Tradenames	N/A	700
Total intangible assets	13.1	$11,400

Goodwill related to the acquisition of FieldWise primarily relates to intangible assets that do not qualify for separate recognition, including the experience and knowledge of FieldWise management, its assembled workforce, and its intellectual capital and specialization with monitoring technology solutions, data acquisition and management systems. This goodwill is included in the irrigation reporting segment and is deductible for income tax purposes. Pro forma information related to this acquisition was not included because the impact on the Company’s consolidated financial statements was not considered to be material.

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

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2023, 2022, and 2021:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net earnings	$72,379	$65,469	$42,572
Denominator:
Weighted average shares outstanding	11,003	10,965	10,886
Diluted effect of stock equivalents	59	66	99
Weighted average shares outstanding assuming dilution	11,062	11,031	10,985

Basic net earnings per share	$6.58	$5.97	$3.91
Diluted net earnings per share	$6.54	$5.94	$3.88

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for fiscal 2023, 2022, and 2021.

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2023	2022
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $620 and $716	$(1,971)	(2,277)
Foreign currency translation, net of hedging activities, net of tax expense of $3,868 and $4,875	(18,948)	(18,924)
Unrealized loss on marketable securities, net of tax benefit of $23 and $78	(91)	(272)
Total accumulated other comprehensive loss	$(21,010)	$(21,473)

The following is a roll-forward of the balances in accumulated other comprehensive loss, net of tax.

			Unrealized	Accumulated
	Defined	Foreign	gain (loss) on	other
	benefit	currency	marketable	comprehensive
($ in thousands)	pension plan	translation	securities	loss
Balance at August 31, 2021	$(2,843)	$(15,085)	$(5)	$(17,933)
Current period change	566	(3,839)	(267)	(3,540)
Balance at August 31, 2022	(2,277)	(18,924)	(272)	(21,473)
Current period change	306	(24)	181	463
Balance at August 31, 2023	$(1,971)	$(18,948)	$(91)	$(21,010)

Note 7 – Income Taxes

For financial reporting purposes earnings before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2023	2022	2021
United States	$40,066	$34,465	$28,605
Foreign	60,309	53,403	21,781
	$100,375	$87,868	$50,386

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2023	2022	2021
Current:
Federal	$8,119	$5,678	$2,432
State	1,690	1,310	733
Foreign	18,187	17,474	2,738
Total current	27,996	24,462	5,903
Deferred:
Federal	(684)	244	2,251
State	(76)	34	281
Foreign	760	(2,341)	(621)
Total deferred	—	(2,063)	1,911
Total income tax provision	$27,996	$22,399	$7,814

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2023		2022		2021
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$21,079	21.0	$18,452	21.0	$10,581	21.0
State and local taxes, net of federal tax benefit	1,259	1.3	1,069	1.2	859	1.7
Foreign tax rate differences	6,017	6.0	3,318	3.8	(390)	(0.8)
U.S. tax reform	(103)	(0.1)	313	0.4	339	0.7
Deferred tax asset valuation allowance	(610)	(0.6)	—	—	(2,169)	(4.3)
Federal credits	(445)	(0.4)	(444)	(0.6)	(629)	(1.2)
Uncertain tax benefits	(84)	(0.1)	(369)	(0.4)	(622)	(1.2)
Capital gains	529	0.5	—	—	—	—
Other	354	0.3	60	0.1	(155)	(0.3)
Effective rate	$27,996	27.9	$22,399	25.5	$7,814	15.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$11,467	$12,569
Warranty	3,433	3,336
Defined benefit pension plan	1,253	1,391
Inventory	2,749	2,544
Share-based compensation	1,722	1,474
Vacation	935	773
Net operating loss and capital loss carry forwards	189	1,208
Deferred revenue	1,379	1,422
Allowance for doubtful accounts	1,338	1,122
Lease liabilities	3,656	3,868
Capitalized research and development expenditures	2,009	—
Other	1,490	878
Gross deferred tax assets	31,620	30,585
Valuation allowance	(491)	(1,203)
Net deferred tax assets	$31,129	$29,382

Deferred tax liabilities:
Intangible assets	$(5,085)	$(5,389)
Property, plant, and equipment	(12,718)	(11,441)
Lease assets	(2,844)	(2,999)
Derivative contract	(286)	(1,294)
Total deferred tax liabilities	$(20,933)	$(21,123)

Net deferred tax assets	$10,196	$8,259

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The discrete items recorded in both fiscal 2023 and 2022 were not significant. As of August 31, 2023, the Company had a valuation allowance of $0.5 million related to deferred tax assets in a jurisdiction where the Company does not expect to realize the deferred benefit. The Company also had recorded a valuation allowance of $0.8 million as of August 31, 2022 related to capital losses from business divestitures where the Company believes it is more likely than not that the benefit from the capital loss will not be realized. The remaining valuation allowance related to deferred tax assets in a certain foreign tax jurisdiction not subject to tax due to a free trade zone exemption.

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

A reconciliation of changes in unrecognized tax benefits is as follows:

	August 31,
($ in thousands)	2023	2022
Unrecognized tax benefits at beginning of the year	$574	$724
Increases for positions taken in current year	33	158
Decreases for positions taken in prior years	(15)	—
Reduction resulting from lapse of applicable statute of limitations	(144)	(308)
Decreases for settlements with tax authorities	(48)	—
Unrecognized tax benefits at end of the year	$400	$574

The net amount of unrecognized tax benefits at August 31, 2023 and 2022 that, if recognized, would impact the Company’s effective tax rate was $0.3 million and $0.5 million, respectively. The Company recognized $0.2 million and $0.4 million of interest and penalties recognized in the consolidated statement of earnings for the years ended August 31, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Total accrued liabilities for interest and penalties included in the unrecognized tax benefits liability were $0.3 million and $0.4 million for each of the years ended August 31, 2023 and 2022, respectively.

While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2020. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to six years.

Note 8 - Inventories

	August 31,
($ in thousands)	2023	2022
Raw materials and supplies	$83,908	$93,469
Work in process	7,820	12,603
Finished goods and purchased parts	86,793	110,022
Total inventory value before LIFO adjustment	178,521	216,094
Less adjustment to LIFO value	(22,589)	(22,318)
Inventories, net	$155,932	$193,776

Of the $178.5 million and $216.1 million of inventories at August 31, 2023, and 2022, respectively, $64.8 million and $77.8 million, respectively was valued on the last-in, first-out ("LIFO") basis, and $113.8 million and $138.3 million, respectively was valued on first-in, first-out ("FIFO") or average cost methods. In fiscal 2023, the Company recorded a $1.2 million decrease to its cost of goods sold, or $0.11 per diluted share, related to the liquidation of LIFO inventory quantities.

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2023	2022
Operating property, plant, and equipment:
Land	$6,144	$5,997
Buildings	57,606	51,014
Machinery and equipment	99,466	93,558
Furniture and fixtures	8,807	7,994
Computer hardware and software	26,684	25,948
Construction in progress	8,238	10,207
Total operating property, plant, and equipment	206,945	194,718
Accumulated depreciation	(130,923)	(120,816)
Total operating property, plant, and equipment, net	76,022	73,902
Property held for lease:
Machines	16,398	16,359
Barriers	34,398	29,904
Total property held for lease	50,796	46,263
Accumulated depreciation	(27,137)	(25,693)
Total property held for lease, net	23,659	20,570
Property, plant, and equipment, net	$99,681	$94,472

Depreciation expense was $13.9 million, $13.5 million, and $12.7 million for fiscal 2023, 2022, and 2021, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2023 and August 31, 2022 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2021	$51,811	$16,157	$67,968
Foreign currency translation	(64)	(774)	(838)
Balance as of August 31, 2022	51,747	15,383	67,130
Acquisition of FieldWise	15,589	—	15,589
Foreign currency translation	35	367	402
Balance as of August 31, 2023	$67,371	$15,750	$83,121

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2023 and 2022 are included in the table below.

	August 31,
	2023			2022
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Definite lived intangible assets:
Patents and developed technology	3.1	$28,658	$(24,402)	3.3	$26,329	$(24,106)
Customer relationships	6.8	26,030	(14,506)	2.1	17,401	(12,578)
Indefinite lived intangible assets:
Tradenames	N/A	11,939	—	N/A	11,162	—
Total	5.7	$66,627	$(38,908)	2.7	$54,892	$(36,684)

Amortization expense for amortizable intangible assets was $2.0 million, $2.0 million, and $2.2 million for fiscal 2023, 2022, and 2021, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2024	$2,881
2025	2,089
2026	1,456
2027	1,456
2028	1,421
Thereafter	6,477
$15,780

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite lives at August 31, 2023. No impairment losses were indicated as a result of the annual impairment testing for fiscal 2023, 2022 and 2021.
Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2023	2022
Other current liabilities:
Compensation and benefits	$24,957	$23,148
Contract liabilities	18,800	29,494
Warranties	14,535	14,080
Dealer related liabilities	9,629	8,396
Tax related liabilities	9,187	7,820
Operating lease liabilities	3,028	3,159
Deferred revenue - lease	2,830	1,064
Accrued environmental liabilities	1,287	4,179
Accrued insurance	1,163	1,193
Other	6,188	8,151
Total other current liabilities	$91,604	$100,684

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2023, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended in 2021, which changed the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.66 percent at August 31, 2023), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2023) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2023 and 2022, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $0.7 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (1.72 percent as of August 31, 2023 through maturity). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2023	2022
Series A Senior Notes	$115,000	$115,000
Elecsys Series 2006A Bonds	710	931
Total debt	115,710	115,931
Less current portion	(226)	(222)
Less debt issuance costs	(320)	(368)
Total long-term debt	$115,164	$115,341

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$226
2 years	230
3 years	235
4 years	19
Thereafter	115,000
$115,710

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the consolidated balance sheet. Such fixed lease payments are recognized within the consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2023 and 2022.

Many of the Company’s leases contain renewal or extension options. The Company includes all renewal or extension periods that it is reasonably certain to exercise at lease commencement within the measurement of the ROU asset and lease liability.

The Company’s lease portfolio consists of operating leases which are included in operating lease ROU assets and operating lease liabilities in the consolidated balance sheet. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To calculate the present value of future lease payments, the Company uses an incremental borrowing rate that estimates a collateralized rate based on the expected term of the lease.

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2023	2022
Operating lease cost (cost resulting from lease payments)	$4,114	$5,573
Variable lease cost (cost excluded from lease payments)	536	552
Total lease cost	$4,650	$6,125

Operating cash outflows from operating leases	$4,205	$5,198
Weighted average lease term - operating leases	8.3 years	9.0 years
Weighted average discount rate - operating leases	3.5%	3.3%

Supplemental balance sheet information related to operating leases are as follows:

		August 31,
($ in thousands)	Classification	2023	2022
Operating lease ROU assets	Operating lease right-of-use assets	$17,036	$19,181

Operating lease short-term liabilities	Other current liabilities	3,028	3,159
Operating lease long-term liabilities	Operating lease liabilities	17,689	19,810
Total lease liabilities		$20,717	$22,969

The minimum lease payments under operating leases expiring subsequent to August 31, 2023 are as follows:

Fiscal year ending	$ in thousands
2024	$3,715
2025	3,395
2026	3,086
2027	2,660
2028	1,913
Thereafter	9,397
Total lease payments	24,166
Less: interest	3,449
Present value of lease liabilities	$20,717

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2023 and 2022, respectively:

	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,755	$—	$—	$160,755
Marketable securities:
Corporate bonds	—	4,095	—	4,095
U.S. treasury securities	—	1,461	—	1,461
Derivative asset	—	1,672	—	1,672
Derivative liability	—	(457)	—	(457)
	August 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$105,048	$—	$—	$105,048
Marketable securities:
Corporate bonds	—	9,668	—	9,668
U.S. treasury securities	—	1,792	—	1,792
Derivative asset	—	5,505	—	5,505

The carrying value of long-term debt (including current portion) was $115.7 million and $115.9 million at August 31, 2023 and 2022, respectively. The fair value of this debt was estimated to be $102.0 million and $103.6 million as of August 31, 2023 and 2022, respectively, based on current market rates as of the respective year-ends.

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

On June 12, 2023, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $25.0 million, or €23.3 million, that is set to mature on June 12, 2026. The Company elected the spot method for designating this contract as a net investment hedge. The decrease in fair value of this contract during the period was $0.3 million, which is net of tax impact of $0.1 million, and is reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of August 31, 2023, is disclosed in the table above, and is recorded within other noncurrent assets on the consolidated balance sheets.

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. The decrease in fair value of this contract during the period was $2.9 million, which is net of tax impact of $0.9 million, and is reported in accumulated other comprehensive loss on the consolidated balance sheets. The fair value of this contract as of August 31, 2023, is disclosed in the table above, and is recorded within other noncurrent assets on the consolidated balance sheets.

During fiscal 2023, the Company settled foreign currency forward contracts resulting in a net loss of $0.1 million which were recorded in the consolidated statements of earnings. At August 31, 2023 the Company had an outstanding foreign currency forward contract to sell a notional amount of 225.3 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

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

The Company believes it has meritorious factual and legal defenses to each of the lawsuits discussed above and is prepared to vigorously defend its interests. Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s consolidated financial statements. While it is reasonably possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in these lawsuits and does not expect that these lawsuits will have a material adverse effect on its business or its consolidated financial statements.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $11.5 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they have approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company commenced implementation of the pilot program in the second half of calendar 2022 and completed the pilot program in the fourth quarter of fiscal 2023. A final report is expected to be submitted to the EPA and NDEE by the end of calendar 2023. Of the total liability as of both August 31, 2023 and 2022, $8.1 million and $11.0 million, respectively, was calculated on a discounted basis using a discount rate of 1.2%, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million and $12.4 million on an undiscounted basis at August 31, 2023 and 2022, respectively.

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

The following table summarizes the environmental remediation liability classifications included in the consolidated balance sheets as of August 31, 2023 and 2022:

($ in thousands)	August 31,
Balance sheet location	2023	2022
Other current liabilities	$1,287	$4,179
Other noncurrent liabilities	10,175	10,967
Total environmental remediation liabilities	$11,462	$15,146

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.3 million, $1.2 million, and $1.3 million for the years ended August 31, 2023, 2022, and 2021, respectively.

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

As of August 31, 2023 and 2022, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$5,422	$6,284
Interest cost	211	156
Actuarial gain	(191)	(488)
Benefits paid	(530)	(530)
Benefit obligation at end of year	$4,912	$5,422

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2023	2022
Other current liabilities	$530	$530
Other non-current liabilities	4,382	4,892
Net amount recognized	$4,912	$5,422

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2023	2022
Net actuarial loss	$(2,591)	$(2,993)

For the years ended August 31, 2023 and 2022, the Company assumed a discount rate of 5.0 percent and 4.1 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2023, 2022, and 2021, the Company assumed a discount rate of 4.1 percent, 2.6 percent, and 2.2 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2023	2022	2021
Interest cost	$211	$156	$146
Net amortization and deferral	211	255	269
Total	$422	$411	$415

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2024 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2024	$514
2025	503
2026	490
2027	477
2028	462
Thereafter	2,466
$4,912

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2023	2022
Product warranty accrual balance, beginning of period	$14,080	$12,736
Liabilities accrued for warranties during the period	10,911	10,931
Warranty claims paid during the period	(10,456)	(9,393)
Changes in estimates	—	(194)
Product warranty accrual balance, end of period	$14,535	$14,080

Warranty costs were $10.9 million, $10.7 million, and $7.4 million for fiscal 2023, 2022, and 2021, respectively.

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2023, 2022, or 2021.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2023	2022	2021
Operating revenues:
Irrigation:
North America	$309,538	$355,683	$273,871
International	276,493	310,146	197,487
Irrigation total	586,031	665,829	471,358
Infrastructure	88,053	104,914	96,288
Total operating revenues	$674,084	$770,743	$567,646

Operating income:
Irrigation	$121,969	$105,763	$63,181
Infrastructure	12,067	18,328	20,174
Corporate	(31,852)	(29,448)	(29,248)
Total operating income	102,184	94,643	54,107

Total other expense	(1,809)	(6,775)	(3,721)
Earnings before income taxes	$100,375	$87,868	$50,386

Total capital expenditures:
Irrigation	$13,043	$10,679	$19,188
Infrastructure	5,287	3,798	6,866
Corporate	445	1,118	457
	$18,775	$15,595	$26,511
Depreciation and amortization:
Irrigation	$12,834	$13,011	$12,245
Infrastructure	4,023	3,781	3,748
Corporate	2,425	3,386	3,183
	$19,282	$20,178	$19,177

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2023		2022		2021
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$347,238	52	$394,080	51	$307,313	54
International	326,846	48	376,663	49	260,333	46
Total revenues	$674,084	100	$770,743	100	$567,646	100

	For the years ended August 31,
($ in thousands)	2023		2022		2021
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$76,428	77	$70,643	75	$68,526	74
International	23,253	23	23,829	25	23,471	26
Total long-lived assets	$99,681	100	$94,472	100	$91,997	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2023, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan. At August 31, 2023, the Company had share-based awards outstanding under the 2015 Plan.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long-Term Incentive Plan. At August 31, 2023, 217,146 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan. All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio. The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2023, 2022, and 2021:

	For the years ended August 31,
($ in thousands)	2023	2022	2021
Share-based compensation expense included in cost of operating revenues	$183	$257	$258

Engineering and research	232	210	202
Selling	632	577	544
General and administrative	5,651	4,637	5,524
Share-based compensation expense included in operating expenses	6,515	5,424	6,270
Total share-based compensation expense	6,698	5,681	6,528
Tax benefit	(1,574)	(1,335)	(1,534)
Share-based compensation expense, net of tax	$5,124	$4,346	$4,994

As of August 31, 2023, there was $8.2 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

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

	Grant year
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Risk-free interest rate	4.4%	1.2%	0.5%
Dividend yield	0.9%	0.9%	1.1%
Expected life (years)	5	5	6
Volatility	35.7%	33.8%	32.8%
Weighted average grant-date fair value of options granted	$55.53	$41.80	$31.38

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

The following table summarizes stock option activity for fiscal 2023:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2022	97,140	$106.80	7.0	$5,203
Granted	21,743	156.16
Exercised	(413)	76.37		23
Forfeited/cancelled	—	—		—
Stock options outstanding at August 31, 2023	118,470	$115.96	6.6	$2,139
Stock options exercisable at August 31, 2023	76,143	$99.05	5.5	$2,072

There were 19,617, 47,222, and 38,954 outstanding stock options that vested during fiscal 2023, 2022, and 2021, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands)	2023	2022	2021
Intrinsic value of stock options exercised	$23	$1,737	$2,125
Cash received from stock option exercises	$32	$2,894	$3,965
Tax benefit realized from stock option exercises	$1	$140	$499
Weighted average grant-date fair value of stock options vested	$40.66	$34.19	$25.95

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

The following table summarizes restricted stock unit activity for fiscal 2023:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2022	44,251	$126.50
Granted	24,123	151.38
Vested	(24,342)	122.06
Forfeited / Cancelled	(2,460)	140.26
Restricted stock units outstanding at August 31, 2023	41,572	$108.54

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2023, 2022, and 2021, outstanding restricted stock units included 4,039, 4,412, and 4,656 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $3.7 million and $4.1 million for each of the years ended August 31, 2023 and 2022, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $2.5 million, $1.2 million, and $1.3 million for each of the years ended August 31, 2023, 2022, and 2021, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2023:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2022	32,358	$127.78
Granted	14,496	173.17
Vested	(9,344)	102.28
Forfeited / cancelled	—	—
Performance stock units outstanding at August 31, 2023	37,510	$151.67

Performance stock units outstanding as of August 31, 2023 and issued during fiscal 2023, 2022, and 2021 include performance goals based on a return on invested capital and total shareholder return ("TSR") relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2023 and 2022 performance stock units that vested represented 18,688 and 18,998, respectively, actual shares of common stock issued. In fiscal 2021, no shares were issued related to performance stock units.

The fair value of the TSR portion of the awards granted in fiscal 2023, 2022, and 2021 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant year
	Fiscal 2023	Fiscal 2022	Fiscal 2021
Expected term (years)	3	3	3
Risk-free interest rate	4.5%	0.7%	0.2%
Volatility	38.6%	39.1%	38.6%
Dividend yield	0.9%	0.9%	1.2%

Note 20 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the twelve months ended August 31, 2023, 2022, and 2021. The remaining amount available under the repurchase program was $63.7 million as of August 31, 2023.

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

The Company acquired FieldWise, LLC, during fiscal 2023, which management excluded from its assessment of the effectiveness of the internal control over financial reporting as of August 31, 2023. FieldWise, LLC's internal control over financial reporting related to the Company's financial statements for the year ended August 31, 2023 is associated with less than 1% of consolidated revenues and 4% of total assets.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2023.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2023 and August 31, 2022, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes and financial statement schedules (collectively, the consolidated financial statements), and our report dated October 19, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Fieldwise, LLC during fiscal 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023, Fieldwise, LLC’s internal control over financial reporting associated with less than 1% of consolidated revenues and 4% of total assets included in the consolidated financial statements of the Company as of and for the year ended August 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Fieldwise, LLC.

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

/s/ KPMG LLP

Omaha, Nebraska
October 19, 2023

ITEM 9B — Other Information

None.

ITEM 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2023. Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2023.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2023 (there were no equity compensation plans not approved by security holders as of August 31, 2023):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	193,513	$115.96	217,146
Total	193,513	$115.96	217,146

(1)
Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans. While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.
(2)
Column (a) includes (i) 37,510 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2023, and (ii) 37,533 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2023. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

ITEM 14 — Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Omaha, Nebraska, Auditor Firm ID: 185. The information required by this Item 14 is incorporated by reference to the discussion responsive thereto under the caption “Proposal 2 Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

(a)(2) Financial Statement Schedules.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2023, 2022, and 2021

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2023:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$4,118	881	—	(49)	$5,048
Deferred tax asset valuation allowance (2)	1,203	—	—	(712)	491
Year ended August 31, 2022:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$3,422	903	—	207	$4,118
Deferred tax asset valuation allowance (2)	1,091	—	112	—	1,203
Year ended August 31, 2021:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$2,780	771	—	129	$3,422
Deferred tax asset valuation allowance (2)	3,218	206	—	2,333	1,091

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

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023.
4.1	Specimen Form of Common Stock Certificate incorporated by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10‑Q for the fiscal quarter ended November 30, 2006.
4.2	Description of the Registrant’s Securities, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
10.1

Lindsay Corporation 2015 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015.†

10.2

First Amendment to Lindsay Corporation 2015 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022.†

10.3

Lindsay Corporation 2010 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011.†

10.4**

Lindsay Corporation Management Incentive Plan (MIP), 2023 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022.†

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

10.13

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022.

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

10.21	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.22	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.23

Lindsay Corporation Directors Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.

21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2023 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of October, 2023.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of October, 2023.

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