Form 10-Q
period 2023-11-30
LINDSAY CORP
filed 2024-01-04
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of January 2, 2024, 11,030,936 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2023	November 30, 2022
Operating revenues	$161,358	$176,159
Cost of operating revenues	111,453	123,139
Gross profit	49,905	53,020

Operating expenses:
Selling expense	9,817	9,677
General and administrative expense	14,662	14,437
Engineering and research expense	4,352	4,308
Total operating expenses	28,831	28,422

Operating income	21,074	24,598

Other income (expense):
Interest expense	(877)	(909)
Interest income	1,068	373
Other income (expense), net	(270)	(57)
Total other income (expense)	(79)	(593)

Earnings before income taxes	20,995	24,005

Income tax expense	5,976	5,788

Net earnings	$15,019	$18,217

Earnings per share:
Basic	$1.36	$1.66
Diluted	$1.36	$1.65

Shares used in computing earnings per share:
Basic	11,017	10,989
Diluted	11,059	11,073

Cash dividends declared per share	$0.35	$0.34

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2023	November 30, 2022
Net earnings	$15,019	$18,217
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	36	40
Foreign currency translation adjustment, net of hedging activities and tax	(163)	(2,186)
Unrealized gain on marketable securities, net of tax	37	1
Total other comprehensive (loss), net of tax (benefit) of ($166), and ($469) respectively	(90)	(2,145)
Total comprehensive income	$14,929	$16,072

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2023	November 30, 2022	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$159,381	$99,168	$160,755
Marketable securities	16,278	11,424	5,556
Receivables, net of allowance of $5,052, $4,774, and $5,048, respectively	143,049	157,116	144,774
Inventories, net	164,144	188,404	155,932
Other current assets, net	18,450	25,295	20,467
Total current assets	501,302	481,407	487,484

Property, plant, and equipment:
Cost	265,337	243,006	257,741
Less accumulated depreciation	(161,519)	(149,488)	(158,060)
Property, plant, and equipment, net	103,818	93,518	99,681

Intangibles, net	27,005	17,760	27,719
Goodwill	84,029	67,295	83,121
Operating lease right-of-use assets	17,544	18,477	17,036
Deferred income tax assets	12,712	8,117	10,885
Other noncurrent assets	17,508	21,722	19,734
Total assets	$763,918	$708,296	$745,660

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,242	$58,535	$44,278
Current portion of long-term debt	227	223	226
Other current liabilities	89,502	89,827	91,604
Total current liabilities	141,971	148,585	136,108

Pension benefits liabilities	4,308	4,812	4,382
Long-term debt	115,120	115,297	115,164
Operating lease liabilities	17,746	19,161	17,689
Deferred income tax liabilities	695	693	689
Other noncurrent liabilities	17,218	14,960	15,977
Total liabilities	297,058	303,508	290,009

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,115, 19,090, and 19,094 shares issued, respectively	19,115	19,090	19,094
Capital in excess of stated value	98,628	93,079	98,508
Retained earnings	647,455	593,475	636,297
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(21,100)	(23,618)	(21,010)
Total shareholders' equity	466,860	404,788	455,651
Total liabilities and shareholders' equity	$763,918	$708,296	$745,660

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	18,217	—	—	18,217
Other comprehensive loss	—	—	—	—	—	—	(2,145)	(2,145)
Total comprehensive income	—	—	—	—	—	—	—	16,072
Cash dividends ($.34) per share	—	—	—	—	(3,742)	—	—	(3,742)
Issuance of common shares under share compensation plans, net	27	—	27	(2,400)	—	—	—	(2,373)
Share-based compensation expense	—	—	—	1,473	—	—	—	1,473
Balance at November 30, 2022	19,090	8,083	$19,090	$93,079	$593,475	$(277,238)	$(23,618)	$404,788

Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	15,019	—	—	15,019
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Total comprehensive income	—	—	—	—	—	—	—	14,929
Cash dividends ($0.35) per share	—	—	—	—	(3,861)	—	—	(3,861)
Issuance of common shares under share compensation plans, net	21	—	21	(1,483)	—	—	—	(1,462)
Share-based compensation expense	—	—	—	1,603	—	—	—	1,603
Balance at November 30, 2023	19,115	8,083	$19,115	$98,628	$647,455	$(277,238)	$(21,100)	$466,860

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2023	November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,019	$18,217
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,307	4,871
Provision for uncollectible accounts receivable	71	704
Deferred income taxes	(1,666)	1,129
Share-based compensation expense	1,603	1,473
Unrealized foreign currency transaction loss (gain)	79	(83)
Other, net	73	289
Changes in assets and liabilities:
Receivables	1,689	(19,828)
Inventories	(7,970)	4,803
Other current assets	2,762	3,526
Accounts payable	7,087	123
Other current liabilities	(4,263)	(11,898)
Other noncurrent assets and liabilities	2,081	1,356
Net cash provided by operating activities	21,872	4,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(6,941)	(3,798)
Purchases of marketable securities	(12,992)	—
Proceeds from maturities of marketable securities	2,325	—
Other investing activities, net	(593)	(384)
Net cash used in investing activities	(18,201)	(4,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,861)	(3,742)
Common stock withheld for payroll tax obligations	(1,575)	(2,471)
Other financing activities, net	56	43
Net cash used in financing activities	(5,380)	(6,170)

Effect of exchange rate changes on cash and cash equivalents	335	(210)
Net change in cash and cash equivalents	(1,374)	(5,880)
Cash and cash equivalents, beginning of period	160,755	105,048
Cash and cash equivalents, end of period	$159,381	$99,168

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

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

Recent Accounting Guidance Adopted

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities - Supplier Finance Programs, which requires annual and interim disclosures for entities that finance its purchases with supplier finance programs. The Company adopted these amendments in its fiscal 2024, except for the amendment on rollforward information, which is effective for the Company beginning in its fiscal 2025. The adoption of this ASU is not expected to have a material impact on its condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The Company plans to adopt this ASU in its fiscal 2026.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2023 and 2022 is as follows:

	Three months ended
	November 30, 2023
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$131,201	$12,951	$144,152
Over time	8,967	1,231	10,198
Revenue from the contracts with customers	140,168	14,182	154,350

Lease revenue	—	7,008	7,008
Total operating revenues	$140,168	$21,190	$161,358

	Three months ended
	November 30, 2022
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$145,716	$20,230	$165,946
Over time	6,367	1,454	7,821
Revenue from the contracts with customers	152,083	21,684	173,767

Lease revenue	—	2,392	2,392
Total operating revenues	$152,083	$24,076	$176,159

Further disaggregation of revenue is disclosed in the Note 14 – Industry Segment Information.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $1.4 million at November 30, 2023.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2023, November 30, 2022, and August 31, 2023, contract assets amounted to $0.7 million, $1.1 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2023, November 30, 2022, and August 31, 2023, contract liabilities amounted to $21.7 million, $27.5 million, and $20.5 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2023 and 2022, the Company recognized $7.9 million and $17.9 million of revenue that were included in the liabilities as of August 31, 2023 and 2022, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2023 and 2022:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2023	November 30, 2022
Numerator:
Net earnings	$15,019	$18,217

Denominator:
Weighted average shares outstanding	11,017	10,989
Diluted effect of stock awards	42	84
Weighted average shares outstanding assuming dilution	11,059	11,073

Basic net earnings per share	$1.36	$1.66
Diluted net earnings per share	$1.36	$1.65

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three months ended November 30, 2023 and 2022.

Note 4 – Acquisitions

FieldWise, LLC

On July 28, 2023 ("the acquisition date"), the Company completed the acquisition of the membership interests of FieldWise, LLC ("FieldWise"). FieldWise is a market leader in agricultural technology products with a focus on subscription-based, precision irrigation solutions. The purchase price of $32.6 million was financed through an all-cash transaction from the Company's cash on hand.

The following table summarizes the preliminary purchase price allocation for FieldWise at the acquisition date. The Company expects the purchase price allocation to be finalized by the end of fiscal 2024 after completing any necessary working capital adjustments.

($ in thousands)	Total
Cash and cash equivalents	$1,779
Accounts receivable	376
Inventories	2,651
Property and equipment	2,443
Deferred tax asset	94
Intangible assets	11,400
Goodwill	16,473
Accounts payable and accrued liabilities	(228)
Deferred revenues	(2,132)
Non-current deferred revenues	(235)
Total purchase price	$32,621

During the post-acquisition period, the Company recorded measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the acquisition date. The fair value assigned to the Company’s deferred revenues was increased from $1.5 million to $2.4 million. The change in fair value proportionally increased the balance of residual goodwill from $15.6 million to $16.5 million as of November 30, 2023. These adjustments were the product of finalizing working capital with the seller and are incorporated within the values noted in the table above. These adjustments did not have a material impact on the Company's condensed consolidated financial statements.

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

Note 5 – Income Taxes

The Company recorded income tax expense of $6.0 million and $5.8 million for the three months ended November 30, 2023 and 2022, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 28.0 percent and 27.3 percent for the three months ended November 30, 2023 and 2022, respectively. The slight increase in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax expense of $0.1 million and benefit of $0.8 million for the three months ended November 30, 2023 and 2022, respectively, which relate primarily to the vesting of share-based compensation awards.

Note 6 – Inventories

Inventories consisted of the following as of November 30, 2023, November 30, 2022, and August 31, 2023:

($ in thousands)	November 30, 2023	November 30, 2022	August 31, 2023
Raw materials and supplies	$87,082	$96,811	$83,908
Work in process	10,777	12,326	7,820
Finished goods and purchased parts, net	88,043	103,400	86,793
Total inventory value before LIFO adjustment	185,902	212,537	178,521
Less adjustment to LIFO value	(21,758)	(24,133)	(22,589)
Inventories, net	$164,144	$188,404	$155,932

Of the $164.1 million, $188.4 million, and $155.9 million of net inventories at November 30, 2023, November 30, 2022, and August 31, 2023, respectively, $44.2 million, $52.9 million, and $42.2 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $119.9 million, $135.5 million, and $113.8 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2023	November 30, 2022	August 31, 2023
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	654	876	710
Total debt	115,654	115,876	115,710
Less current portion	(227)	(223)	(226)
Less unamortized debt issuance costs	(307)	(356)	(320)
Total long-term debt	$115,120	$115,297	$115,164

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$227
2 years	231
3 years	196
Thereafter	115,000
$115,654

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2023, November 30, 2022, and August 31, 2023. There were no transfers between any levels for the periods presented.

	November 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$159,381	$—	$—	$159,381
Marketable securities:
Corporate bonds	—	11,271	—	11,271
U.S. treasury securities	—	5,007	—	5,007
Derivative asset	—	1,001	—	1,001
Derivative liability	—	(588)	—	(588)

	November 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	99,168	—	—	99,168
Marketable securities:
Corporate bonds	—	9,646	—	9,646
U.S. treasury securities	—	1,778	—	1,778
Derivative asset	—	3,455	—	3,455
Derivative liability	—	—	—	—

	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,755	$—	$—	$160,755
Marketable securities:
Corporate bonds	—	4,095	—	4,095
U.S. treasury securities	—	1,461	—	1,461
Derivative asset	—	1,672	—	1,672
Derivative liability	—	(457)	—	(457)

The Company’s investment in marketable securities consists of United States treasury bonds and investment grade corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other (expense) income on the condensed consolidated statements of earnings. As of November 30, 2023, approximately 96 percent of the Company’s marketable securities investments mature within one year and 4 percent mature within one to two years.

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

On June 12, 2023, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $25.0 million, or €23.3 million, that is set to mature on June 12, 2026. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of this contract are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of November 30, 2023 is disclosed in the table above and is recorded within other noncurrent liabilities on the condensed consolidated balance sheets.

On March 28, 2022, the Company entered into a fixed-to-fixed cross currency swap with a notional amount of $50.0 million, or €45.6 million, that is set to mature on March 30, 2027. The Company elected the spot method for designating this contract as a net investment hedge. Changes in the fair value of this contract are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets. The fair value of this contract as of November 30, 2023 is disclosed in the table above and is recorded within other noncurrent assets on the condensed consolidated balance sheets.

At November 30, 2023 the Company had an outstanding foreign currency forward contract to sell a notional amount of 227.5 million South African rand at fixed prices to settle during the Company's next fiscal quarter ending February 29, 2024. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2023 or 2022.

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

Following the March 2019 filing of a qui tam lawsuit (as amended, the “Lawsuit”) by an individual relator, on behalf of the United States and twelve individual states, in the United States District Court for the Northern District of New York (the “Court”), the Department of Justice, Civil Division and the U.S. Attorney's Office for the Northern District of New York (the “U.S. Attorney’s Office”) proceeded to initiate an investigation into the relator’s allegations relating to the Company's X-Lite end terminal and potential violations of the False Claims Act. On September 28, 2023, the U.S. Attorney’s Office submitted a letter motion (the “Letter Motion”) informing the Court that the United States had investigated the relator’s allegations and now sought to move to dismiss the Lawsuit as it had “determined that dismissal is commensurate with the public interest because the claims lack merit and the matter does not warrant the continued expenditure of resources to pursue or monitor the action.” The U.S. Attorney’s Office also noted that it had “been advised by counsel for the twelve states that the states [had] no objection to the Court declining to exercise supplemental jurisdiction over the remaining state claims and to dismissing those claims without prejudice to the states.” On October 2, 2023, the Court granted the Letter Motion and indicated that a motion to dismiss could be filed without further order or pre-motion conference. On October 12, 2023, after the relator proceeded to file his own notice of voluntary dismissal, the U.S. Attorney’s Office filed its notice of consent to the relator’s voluntary dismissal. On October 26, 2023, the Court ordered the dismissal of the Lawsuit without prejudice as to the relator, the United States, and each of the twelve state plaintiffs.

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.7 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of November 30, 2023, $8.0 million, was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.0 million at November 30, 2023.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2023, November 30, 2022, and August 31, 2023:

($ in thousands)	November 30, 2023	November 30, 2022	August 31, 2023
Other current liabilities	$509	$3,319	$1,287
Other noncurrent liabilities	10,172	10,255	10,175
Total environmental remediation liabilities	$10,681	$13,574	$11,462

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2023	November 30, 2022
Product warranty accrual balance, beginning of period	$14,535	$14,080
Liabilities accrued for warranties during the period	1,569	1,240
Warranty claims paid during the period	(1,850)	(1,718)
Product warranty accrual balance, end of period	$14,254	$13,602

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.6 million for each of the three month periods ended November 30, 2023 and 2022.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2023 and 2022:

	Three months ended
	November 30, 2023		November 30, 2022
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	31,199	$44.22	21,743	$55.53
RSUs	26,685	$116.71	18,502	$152.36
PSUs	21,248	$141.61	14,496	$173.17

The RSUs granted during the three months ended November 30, 2023 and 2022 included 2,861 and 2,112, respectively, that will be settled in cash. The weighted average stock price on the date of grant was $120.59 and $156.16 per award for the three months ended November 30, 2023 and 2022, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.6 million and $2.5 million for the three months ended November 30, 2023 and 2022, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2023 and 2022:

	Three months ended November 30,
	2023	2022
Dividend yield	1.2%	0.9%
Volatility	37.8%	35.7%
Risk-free interest rate	4.8%	4.4%
Expected life (years)	5	5

The PSUs granted during fiscal 2024 include performance goals based on a return on invested capital ("ROIC") and total shareholder return ("TSR") relative to the Company's peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the ROIC portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the consolidated financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2023 and 2022 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2023	2022
Expected term (years)	3	3
Risk-free interest rate	4.9%	4.5%
Volatility	34.6%	38.6%
Dividend yield	1.2%	0.9%

Note 12 – Other Current Liabilities

($ in thousands)	November 30, 2023	November 30, 2022	August 31, 2023
Other current liabilities:
Contract liabilities	$19,037	$26,487	$18,800
Compensation and benefits	16,184	14,958	24,957
Warranties	14,254	13,602	14,535
Tax related liabilities	12,988	8,360	9,187
Dealer related liabilities	10,282	9,730	9,629
Operating lease liabilities	3,437	3,079	3,028
Deferred revenue - lease	3,366	1,629	2,830
Accrued insurance	1,290	1,165	1,163
Accrued environmental liabilities	509	3,319	1,287
Other	8,155	7,498	6,188
Total other current liabilities	$89,502	$89,827	$91,604

Note 13 – Share Repurchases

There were no shares repurchased during the three months ended November 30, 2023 and 2022 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2023.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2023 or 2022.

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

	Three months ended
($ in thousands)	November 30, 2023	November 30, 2022
Operating revenues:
Irrigation:
North America	$89,377	$83,934
International	50,791	68,149
Irrigation total	140,168	152,083
Infrastructure	21,190	24,076
Total operating revenues	$161,358	$176,159

Operating income:
Irrigation	$25,307	$28,641
Infrastructure	3,619	3,372
Corporate	(7,852)	(7,415)
Total operating income	21,074	24,598

Interest and other expense, net	(79)	(593)
Earnings before income taxes	$20,995	$24,005

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2023, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2023. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2023.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2023 were $161.4 million, a decrease of 8 percent compared to $176.2 million for the three months ended November 30, 2022. Irrigation segment revenues decreased 8 percent to $140.2 million and infrastructure segment revenues decreased 12 percent to $21.2 million. Net earnings for the three months ended November 30, 2023 were $15.0 million, or $1.36 per diluted share, compared to net earnings of $18.2 million, or $1.65 per diluted share, for the three months ended November 30, 2022.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of November 2023, U.S. corn prices have decreased approximately 32 percent and U.S. soybean prices have decreased approximately 8 percent from November 2022. Agriculture commodity prices continue to fluctuate based on supply factors, such as global production and inventory levels and the ongoing conflict between Ukraine and Russia, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – As of December 2023, the U.S. Department of Agriculture (the “USDA”) estimated 2023 U.S. net farm income to be $151.1 billion, a decrease of 17 percent from 2022 U.S. net farm income of $182.8 billion, which was an all-time record level. The majority of this projected decrease is expected to come from a reduction in government support payments while cash receipts for crops is projected to decrease by 4 percent and cash expenses are projected to increase by 4 percent.
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
•
Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. In November 2023, Congress voted to extend the Farm Bill, which is now set to expire at the end of September 2024.
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2023, the allowable deduction is 80 percent of the cost of equipment and in calendar 2024 the allowable deduction drops to 60 percent.
•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. On June 21, 2023, the U.S. Environmental Protection Agency (“EPA”) announced a final rule setting biofuel volume requirements for the Renewable Fuels Standard (RFS) program for 2023, 2024, and 2025. The final volume requirements reflect an increase in total gallons of renewable fuel of approximately 3 to 4 percent in each successive year.
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

Demand for irrigation equipment in the U.S. has increased over the same prior year period as 2023 net farm income levels, although lower than historically high 2022 levels, still support farmer profitability and demand for investment. The Company has been able to maintain its pricing while supply chain constraints, such as steel and other raw material costs as well as freight and logistics costs, have eased somewhat compared to the same prior year period.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian and Belarusian customers historically have represented less than 5 percent of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects. The Company expects this additional funding to support higher demand in the U.S. for its transportation safety products.

The backlog of unshipped orders at November 30, 2023 was $86.8 million compared with $129.6 million at November 30, 2022. The irrigation backlog was lower compared to the prior year while the infrastructure backlog was comparable to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended November 30, 2023 compared to the Three Months ended November 30, 2022

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2023 and 2022. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	November 30, 2023	November 30, 2022	Percent Change
Consolidated
Operating revenues	$161,358	$176,159	(8%)
Gross profit	$49,905	$53,020	(6%)
Gross margin	30.9%	30.1%

Operating expenses (1)	$28,831	$28,422	1%
Operating income	$21,074	$24,598	(14%)
Operating margin	13.1%	14.0%

Other income (expense), net	$(79)	$(593)	(87%)
Income tax expense	$5,976	$5,788	3%
Overall income tax rate	28.5%	24.1%
Net earnings	$15,019	$18,217	(18%)

Irrigation Segment
Segment operating revenues	$140,168	$152,083	(8%)
Segment operating income	$25,307	$28,641	(12%)
Segment operating margin	18.1%	18.8%

Infrastructure Segment
Segment operating revenues	$21,190	$24,076	(12%)
Segment operating income	$3,619	$3,372	7%
Segment operating margin	17.1%	14.0%

(1)
Includes $7.9 million and $7.4 million of corporate operating expenses for the three months ended November 30, 2023 and 2022, respectively.

Revenues

Operating revenues for the three months ended November 30, 2023 decreased 8 percent to $161.4 million from $176.2 million for the three months ended November 30, 2022, as irrigation revenues decreased $11.9 million and infrastructure revenues decreased $2.9 million. The irrigation segment provided 87 percent of the Company’s revenue during the three months ended November 30, 2023 as compared to 86 percent for the three months ended November 30, 2022.

North America irrigation revenues for the three months ended November 30, 2023 of $89.4 million increased $5.4 million, or 7 percent, from $83.9 million for the three months ended November 30, 2022. The increase resulted primarily from the impact of higher unit sales volume that was partially offset by the impact of a less favorable mix of shorter machines compared to the prior year first quarter. Average selling prices remained stable and were comparable to the same prior year period.

International irrigation revenues for the three months ended November 30, 2023 of $50.8 million decreased $17.3 million, or 25 percent, from $68.1 million for the three months ended November 30, 2022. The decrease resulted primarily from lower sales in Brazil and Argentina compared to record sales in those markets during the same prior year period. Changes in the timing of funding under the financing program in Brazil contributed to lower sales volumes in the quarter. Revenue in the current year also benefited from the favorable effects of foreign currency translation of approximately $1.8 million compared to the same prior year period.

Infrastructure segment revenues for the three months ended November 30, 2023 of $21.2 million decreased $2.9 million, or 12 percent, from $24.1 million for the three months ended November 30, 2022. The decrease resulted from lower Road Zipper System sales compared to the same prior year period due to a project in the same prior year period that did not repeat. This decrease was largely offset by higher Road Zipper System lease revenue and higher sales of road safety products.

Gross Profit

Gross profit for the three months ended November 30, 2023 of $49.9 million decreased 6 percent from $53.0 million for the three months ended November 30, 2022. The decrease in gross profit resulted primarily from lower revenues in both segments, the impact of which was partially offset by improved gross margin. Gross margin was 30.9 percent of sales for the three months ended November 30, 2023 compared with 30.1 percent of sales for the three months ended November 30, 2022. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System lease revenues while irrigation gross margins were similar to the same prior year period.

Operating Expenses

Operating expenses of $28.8 million for the three months ended November 30, 2023 increased $0.4 million, or 1 percent, compared with $28.4 million for the three months ended November 30, 2022.

Other Expense, net

The Company recorded other expense of $0.1 million for the three months ended November 30, 2023 compared to $0.6 million for the three months ended November 30, 2022. The change resulted primarily from higher interest income compared to the same prior year period.

Income Taxes

The Company recorded income tax expense of $6.0 million and $5.8 million for the three months ended November 30, 2023 and 2022, respectively. The effective income tax rate was 28.5 percent and 24.1 percent for the three months ended November 30, 2023 and 2022, respectively. The higher effective tax rate reflects an increased proportion of earnings in higher rate foreign jurisdictions in the current year period. In addition, the same prior year period benefited from the impact of larger discrete items.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $175.7 million at November 30, 2023 compared with $110.6 million at November 30, 2022 and $166.3 million at August 31, 2023. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $70.8 million, $51.3 million, and $64.6 million as of November 30, 2023, November 30, 2022, and August 31, 2023, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $359.3 million at November 30, 2023, as compared with $332.8 million at November 30, 2022 and $351.4 million at August 31, 2023. Cash provided by operating activities totaled $21.9 million during the three months ended November 30, 2023, compared to cash provided by operating activities of $4.7 million during the three months ended November 30, 2022. This change was primarily due to a reduction in receivables in the current year as compared to the same prior year period.

Cash flows used in investing activities totaled $18.2 million during the three months ended November 30, 2023 compared to $4.2 million during the three months ended November 30, 2022. The increase resulted primarily from purchases of marketable securities. Purchases of property, plant, and equipment were $6.9 million, compared to $3.8 million in the same prior year period.

Cash flows used in financing activities totaled $5.4 million during the three months ended November 30, 2023 compared to cash flows used in financing activities of $6.2 million during the three months ended November 30, 2022. The value of common stock withheld to cover payroll obligations in the current year amounted to $1.6 million compared to $2.5 million in the same prior year period.

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

Capital Expenditures

Capital expenditures for fiscal 2024 are expected to be between $35.0 million and $40.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The increase over recent levels of capital expenditures is primarily related to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2024, the Company paid a quarterly cash dividend to stockholders of $0.35 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.34 per common share, or $3.7 million, in the first quarter of fiscal 2024.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the three months ended November 30, 2023 or 2022. The remaining amount available under the repurchase program was $63.7 million as of November 30, 2023.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At November 30, 2023 and 2022, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At November 30, 2023, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.68 percent at November 30, 2023), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at November 30, 2023).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2023 and 2022, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2023.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

ITEM 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, effective October 17, 2018, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 19, 2018.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2024 Plan Year. † **
10.2*	Lindsay Corporation Policy on Payment of Director Fees and Expenses.†
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of January 2024.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)