Form 10-Q
period 2024-02-29
LINDSAY CORP
filed 2024-04-04
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of April 2, 2024, 11,038,276 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating revenues	$151,519	$166,241	$312,877	$342,400
Cost of operating revenues	102,565	111,983	214,018	235,122
Gross profit	48,954	54,258	98,859	107,278

Operating expenses:
Selling expense	9,498	8,733	19,315	18,410
General and administrative expense	13,466	13,739	28,128	28,176
Engineering and research expense	3,892	4,521	8,244	8,829
Total operating expenses	26,856	26,993	55,687	55,415

Operating income	22,098	27,265	43,172	51,863

Other income (expense):
Interest expense	(830)	(1,038)	(1,707)	(1,947)
Interest income	1,295	490	2,363	865
Other income (expense), net	134	(984)	(136)	(1,043)
Total other income (expense)	599	(1,532)	520	(2,125)

Earnings before income taxes	22,697	25,733	43,692	49,738

Income tax expense	4,574	7,681	10,550	13,469

Net earnings	$18,123	$18,052	$33,142	$36,269

Earnings per share:
Basic	$1.64	$1.64	$3.01	$3.30
Diluted	$1.64	$1.63	$2.99	$3.28

Shares used in computing earnings per share:
Basic	11,033	11,007	11,025	10,998
Diluted	11,074	11,063	11,067	11,068

Cash dividends declared per share	$0.35	$0.34	$0.70	$0.68

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net earnings	$18,123	$18,052	$33,142	$36,269
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	36	40	73	80
Foreign currency translation adjustment, net of hedging activities and tax	(583)	1,308	(747)	(878)
Unrealized gain on marketable securities, net of tax	22	71	59	72
Total other comprehensive (loss) income, net of tax expense (benefit) of $262, $52, $96, and ($417) respectively	(525)	1,419	(615)	(726)
Total comprehensive income	$17,598	$19,471	$32,527	$35,543

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 29, 2024	February 28, 2023	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$133,415	$97,675	$160,755
Marketable securities	17,219	8,763	5,556
Receivables, net of allowance of $5,149, $4,959, and $5,048, respectively	153,624	167,007	144,774
Inventories, net	167,334	178,703	155,932
Other current assets	29,121	27,973	20,467
Total current assets	500,713	480,121	487,484

Property, plant, and equipment:
Cost	275,340	246,396	257,741
Less accumulated depreciation	(164,649)	(152,558)	(158,060)
Property, plant, and equipment, net	110,691	93,838	99,681

Intangibles, net	26,277	17,329	27,719
Goodwill	84,099	67,409	83,121
Operating lease right-of-use assets	16,755	17,984	17,036
Deferred income tax assets	9,203	9,518	10,885
Other noncurrent assets	17,542	22,881	19,734
Total assets	$765,280	$709,080	$745,660

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,903	$52,998	$44,278
Current portion of long-term debt	228	224	226
Other current liabilities	81,147	79,566	91,604
Total current liabilities	129,278	132,788	136,108

Pension benefits liabilities	4,234	4,733	4,382
Long-term debt	115,075	115,253	115,164
Operating lease liabilities	16,936	18,659	17,689
Deferred income tax liabilities	677	702	689
Other noncurrent liabilities	16,046	14,673	15,977
Total liabilities	282,246	286,808	290,009

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,122, 19,091, and 19,094 shares issued, respectively	19,122	19,091	19,094
Capital in excess of stated value	101,060	94,834	98,508
Retained earnings	661,715	607,784	636,297
Less treasury stock - at cost, 8,083 shares	(277,238)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(21,625)	(22,199)	(21,010)
Total shareholders' equity	483,034	422,272	455,651
Total liabilities and shareholders' equity	$765,280	$709,080	$745,660

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	36,269	—	—	36,269
Other comprehensive loss	—	—	—	—	—	—	(726)	(726)
Total comprehensive income	—	—	—	—	—	—	—	35,543
Cash dividends ($.68) per share	—	—	—	—	(7,485)	—	—	(7,485)
Issuance of common shares under share compensation plans, net	28	—	28	(2,261)	—	—	—	(2,233)
Share-based compensation expense	—	—	—	3,089	—	—	—	3,089
Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272

Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	33,142	—	—	33,142
Other comprehensive loss	—	—	—	—	—	—	(615)	(615)
Total comprehensive income	—	—	—	—	—	—	—	32,527
Cash dividends ($.70) per share	—	—	—	—	(7,724)	—	—	(7,724)
Issuance of common shares under share compensation plans, net	28	—	28	(783)	—	—	—	(755)
Share-based compensation expense	—	—	—	3,335	—	—	—	3,335
Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2022	19,090	8,083	$19,090	$93,079	$593,475	$(277,238)	$(23,618)	$404,788
Comprehensive income:
Net earnings	—	—	—	—	18,052	—	—	18,052
Other comprehensive income	—	—	—	—	—	—	1,419	1,419
Total comprehensive income	—	—	—	—	—	—	—	19,471
Cash dividends ($0.34) per share	—	—	—	—	(3,743)	—	—	(3,743)
Issuance of common shares under share compensation plans, net	1	—	1	139	—	—	—	140
Share-based compensation expense	—	—	—	1,616	—	—	—	1,616
Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272

Balance at November 30, 2023	19,115	8,083	$19,115	$98,628	$647,455	$(277,238)	$(21,100)	$466,860
Comprehensive income:
Net earnings	—	—	—	—	18,123	—	—	18,123
Other comprehensive loss	—	—	—	—	—	—	(525)	(525)
Total comprehensive income	—	—	—	—	—	—		17,598
Cash dividends ($.35) per share		—	—	—	(3,863)	—	—	(3,863)
Issuance of common shares under share compensation plans, net	7	—	7	700	—	—	—	707
Share-based compensation expense	—	—	—	1,732	—	—	—	1,732
Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,142	$36,269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,574	9,695
Provision for uncollectible accounts receivable	249	834
Deferred income taxes	1,488	(185)
Share-based compensation expense	3,335	3,089
Unrealized foreign currency transaction (gain) loss	(94)	878
Other, net	150	354
Changes in assets and liabilities:
Receivables	(9,349)	(28,707)
Inventories	(12,003)	14,014
Other current assets	(7,009)	1,635
Accounts payable	3,792	(6,178)
Other current liabilities	(15,186)	(25,553)
Other noncurrent assets and liabilities	3,047	1,742
Net cash provided by operating activities	12,136	7,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(18,773)	(7,222)
Purchases of marketable securities	(15,042)	—
Proceeds from maturities of marketable securities	3,525	2,725
Other investing activities, net	(540)	(1,214)
Net cash used in investing activities	(30,830)	(5,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	479	—
Dividends paid	(7,724)	(7,485)
Common stock withheld for payroll tax obligations	(1,575)	(2,471)
Other financing activities, net	229	128
Net cash used in financing activities	(8,591)	(9,828)

Effect of exchange rate changes on cash and cash equivalents	(55)	279
Net change in cash and cash equivalents	(27,340)	(7,373)
Cash and cash equivalents, beginning of period	160,755	105,048
Cash and cash equivalents, end of period	$133,415	$97,675

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023. The Company plans to adopt this ASU in its fiscal 2025.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 29, 2024 and 2023 is as follows:

	Three months ended			Three months ended
	February 29, 2024			February 28, 2023
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$125,241	$12,343	$137,584	$141,528	$14,697	$156,225
Over time	7,777	1,437	9,214	6,248	1,657	7,905
Revenue from the contracts with customers	133,018	13,780	146,798	147,776	16,354	164,130

Lease revenue	—	4,721	4,721	—	2,111	2,111
Total operating revenues	$133,018	$18,501	$151,519	$147,776	$18,465	$166,241

	Six months ended			Six months ended
	February 29, 2024			February 28, 2023
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$257,746	$25,294	$283,040	$287,245	$34,927	$322,172
Over time	15,440	2,668	18,108	12,614	3,111	15,725
Revenue from the contracts with customers	273,186	27,962	301,148	299,859	38,038	337,897

Lease revenue	—	11,729	11,729	—	4,503	4,503
Total operating revenues	$273,186	$39,691	$312,877	$299,859	$42,541	$342,400

Further disaggregation of revenue is disclosed in the Note 14 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $1.0 million at February 29, 2024.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 29, 2024, February 28, 2023, and August 31, 2023, contract assets amounted to $1.1 million, $1.1 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 29, 2024, February 28, 2023, and August 31, 2023, contract liabilities amounted to $18.3 million, $17.9 million, and $20.5 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 29, 2024 and February 28, 2023, the Company recognized $12.1 million and $25.0 million of revenue that were included in the liabilities as of August 31, 2023 and 2022 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 29, 2024 and 2023:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Numerator:
Net earnings	$18,123	$18,052	$33,142	$36,269

Denominator:
Weighted average shares outstanding	11,033	11,007	11,025	10,998
Diluted effect of stock awards	41	56	42	70
Weighted average shares outstanding assuming dilution	11,074	11,063	11,067	11,068

Basic net earnings per share	$1.64	$1.64	$3.01	$3.30
Diluted net earnings per share	$1.64	$1.63	$2.99	$3.28

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and six months ended February 29, 2024 and February 28, 2023.

Note 4 – Acquisitions

FieldWise, LLC

On July 28, 2023 ("the acquisition date"), the Company completed the acquisition of the membership interests of FieldWise, LLC ("FieldWise"). FieldWise is a market leader in agricultural technology products with a focus on subscription-based, precision irrigation solutions. The purchase price of $32.7 million was financed through an all-cash transaction from the Company's cash on hand.

The following table summarizes the final purchase price allocation for the acquisition of FieldWise.

($ in thousands)	Total
Cash and cash equivalents	$1,779
Accounts receivable	376
Inventories	2,651
Property and equipment	2,443
Deferred tax asset	94
Intangible assets	11,400
Goodwill	16,593
Accounts payable and accrued liabilities	(228)
Deferred revenues	(2,132)
Non-current deferred revenues	(235)
Total purchase price	$32,741

During the post-acquisition period, the Company recorded measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the acquisition date. These adjustments were the product of final working capital adjustments with the seller and are incorporated within the values noted in the table above. These adjustments did not have a material impact on the Company's condensed consolidated financial statements.

The acquired intangible assets include amortizable intangible assets of $10.7 million and indefinite-lived intangible assets of $0.7 million related to tradenames. The amortizable intangible assets have a weighted average useful life of approximately 13.1 years. The following table summarizes the identifiable intangible assets at fair value as of the acquisition date.

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

Note 5 – Income Taxes

The Company recorded income tax expense of $4.6 million and $7.7 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and recorded income tax expense of $10.6 million and $13.5 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 26.4 percent and 28.2 percent for the six months ended February 29, 2024 and February 28, 2023, respectively. The decrease in the estimated annual effective income tax rate relates primarily to the change in earnings mix among domestic and foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The Company recorded discrete items resulting in an income tax benefit of $1.0 million and $0.6 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Note 6 – Inventories

Inventories consisted of the following as of February 29, 2024, February 28, 2023, and August 31, 2023:

($ in thousands)	February 29, 2024	February 28, 2023	August 31, 2023
Raw materials and supplies	$89,500	$89,968	$83,908
Work in process	10,788	9,837	7,820
Finished goods and purchased parts, net	88,955	103,067	86,793
Total inventory value before LIFO adjustment	189,243	202,872	178,521
Less adjustment to LIFO value	(21,909)	(24,169)	(22,589)
Inventories, net	$167,334	$178,703	$155,932

Of the $167.3 million, $178.7 million, and $155.9 million of net inventories at February 29, 2024, February 28, 2023, and August 31, 2023, respectively, $45.3 million, $47.2 million, and $42.1 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $122.0 million, $131.5 million, and $113.8 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 29, 2024	February 28, 2023	August 31, 2023
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	598	822	710
Total debt	115,598	115,822	115,710
Less current portion	(228)	(224)	(226)
Less unamortized debt issuance costs	(295)	(345)	(320)
Total long-term debt	$115,075	$115,253	$115,164

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$228
2 years	232
3 years	138
Thereafter	115,000
$115,598

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 29, 2024, February 28, 2023, and August 31, 2023. There were no transfers between any levels for the periods presented.

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$133,415	$—	$—	$133,415
Marketable securities:
Corporate bonds	—	10,084	—	10,084
U.S. treasury securities	—	7,135	—	7,135
Derivative asset	—	1,840	—	1,840
Derivative liability	—	(391)	—	(391)

	February 28, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	97,675	—	—	97,675
Marketable securities:
Corporate bonds	—	6,976	—	6,976
U.S. treasury securities	—	1,787	—	1,787
Derivative asset	—	3,520	—	3,520

	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,755	$—	$—	$160,755
Marketable securities:
Corporate bonds	—	4,095	—	4,095
U.S. treasury securities	—	1,461	—	1,461
Derivative asset	—	1,672	—	1,672
Derivative liability	—	(457)	—	(457)

The Company’s investment in marketable securities consists of United States treasury bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense) on the condensed consolidated statements of earnings. As of February 29, 2024, all of the Company’s marketable securities investments mature within one year.

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

The Company has entered into various cross currency swaps that mature between the second quarter of fiscal 2026 and the third quarter of fiscal 2027 with a total notional amount of $100.0 million, or €91.7 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts are recorded within other noncurrent assets and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of February 29, 2024 are included in the table above as either a derivative asset or liability.

At February 29, 2024 the Company had an outstanding foreign currency forward contract to sell a notional amount of 189.6 million South African rand at fixed prices to settle during the Company's next fiscal quarter ending May 31, 2024. The Company’s foreign currency forward contract does not qualify as a hedge of a net investment in foreign operations. The fair value of this contract as of February 29, 2024 is recorded within other current assets on the condensed consolidated balance sheets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 29, 2024 or 2023.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.7 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of February 29, 2024, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.0 million at February 29, 2024.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 29, 2024, February 28, 2023, and August 31, 2023:

($ in thousands)	February 29, 2024	February 28, 2023	August 31, 2023
Other current liabilities	$460	$3,097	$1,287
Other noncurrent liabilities	10,172	9,975	10,175
Total environmental remediation liabilities	$10,632	$13,072	$11,462

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Product warranty accrual balance, beginning of period	$14,254	$13,602	$14,535	$14,080
Liabilities accrued for warranties during the period	2,178	2,888	3,747	4,128
Warranty claims paid during the period	(2,061)	(2,318)	(3,911)	(4,036)
Product warranty accrual balance, end of period	$14,371	$14,172	$14,371	$14,172

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.8 million and $1.7 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $3.5 million and $3.3 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Note 12 – Other Current Liabilities

($ in thousands)	February 29, 2024	February 28, 2023	August 31, 2023
Other current liabilities:
Contract liabilities	$16,825	$16,782	$18,800
Compensation and benefits	16,705	16,490	24,957
Warranties	14,371	14,172	14,535
Dealer related liabilities	10,405	8,969	9,629
Tax related liabilities	7,905	9,044	9,187
Operating lease liabilities	3,415	3,069	3,028
Deferred revenue - lease	1,634	1,223	2,830
Accrued insurance	771	1,049	1,163
Accrued environmental liabilities	460	3,097	1,287
Other	8,656	5,671	6,188
Total other current liabilities	$81,147	$79,566	$91,604

Note 13 – Share Repurchases

There were no shares repurchased during the three or six months ended February 29, 2024 and February 28, 2023 under the Company’s share repurchase program. The remaining amount available under the repurchase program was $63.7 million as of February 29, 2024.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 29, 2024 or 2023.

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

	Three months ended		Six months ended
($ in thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating revenues:
Irrigation:
North America	$82,845	$90,354	$172,222	$174,288
International	50,173	57,422	100,964	125,571
Irrigation total	133,018	147,776	273,186	299,859
Infrastructure	18,501	18,465	39,691	42,541
Total operating revenues	$151,519	$166,241	$312,877	$342,400

Operating income:
Irrigation	$25,649	$32,820	$50,956	$61,461
Infrastructure	3,506	2,019	7,125	5,391
Corporate	(7,057)	(7,574)	(14,909)	(14,989)
Total operating income	22,098	27,265	43,172	51,863

Interest and other expense, net	599	(1,532)	520	(2,125)
Earnings before income taxes	$22,697	$25,733	$43,692	$49,738

Note 15 – Subsequent Event

On April 3, 2024, the Company agreed to acquire a 49.9% non-controlling minority interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes. The agreement includes a call option that if exercised, would allow the Company to acquire the remainder of Pessl's outstanding shares based on Pessl's future earnings at certain dates between approximately two-and-a-half and five years after the date of the agreement. The transaction is expected to close in the second half of the Company's fiscal 2024, subject to customary closing conditions and regulatory approvals.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2023. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 29, 2024.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 29, 2024 were $151.5 million, a decrease of 9 percent compared to $166.2 million for the three months ended February 28, 2023. Irrigation segment revenues for the three months ended February 29, 2024 decreased 10 percent to $133.0 million from the same prior year period, while infrastructure segment revenues of $18.5 million were equivalent during both periods. Net earnings for the three months ended February 29, 2024 were $18.1 million, or $1.64 per diluted share, compared to net earnings of $18.1 million, or $1.63 per diluted share, for the three months ended February 28, 2023.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of February 2024, U.S. corn prices have decreased approximately 35 percent and U.S. soybean prices have decreased approximately 25 percent from price levels prevailing in February 2023. The reduction in commodity prices is due primarily to higher production levels in calendar 2023 that resulted in increased supply and higher inventory levels at the end of the year. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels and the ongoing conflict between Ukraine and Russia, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – As of February 2024, the U.S. Department of Agriculture (the “USDA”) estimated 2024 U.S. net farm income to be $116.1 billion, a decrease of 26 percent from forecasted 2023 U.S. net farm income of $155.9 billion. The majority of this projected decrease is expected to come from a reduction in government support payments while cash receipts for crops is projected to decrease by 6 percent and cash expenses are projected to increase by 4 percent.
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

Demand for irrigation equipment in the U.S. has remained stable during the first half of fiscal 2024 compared to the same prior year period. Net farm income levels in calendar 2023, although lower than historically high 2022 levels, supported farmer profitability and demand for investment so far in our fiscal 2024. However, the forecasted decline in estimated 2024 net farm income, if realized, could negatively affect demand for irrigation equipment during the remainder of our fiscal 2024. The Company has been able to maintain its pricing for irrigation equipment while inflationary pressure on steel and other raw material costs as well as freight and logistics costs, have moderated compared to the same prior year period.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian and Belarusian customers historically have represented less than 5 percent of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately.

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

The backlog of unshipped orders at February 29, 2024 was $94.2 million compared with $95.2 million at February 28, 2023. Included in these backlogs are amounts of $20.3 million and $5.4 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The irrigation backlog was lower and the infrastructure backlog was higher compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended February 29, 2024 compared to the Three Months ended February 28, 2023

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 29, 2024 and February 28, 2023. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	February 29, 2024	February 28, 2023	Percent Change
Consolidated
Operating revenues	$151,519	$166,241	(9%)
Gross profit	$48,954	$54,258	(10%)
Gross margin	32.3%	32.6%

Operating expenses (1)	$26,856	$26,993	(1%)
Operating income	$22,098	$27,265	(19%)
Operating margin	14.6%	16.4%

Other income (expense), net	$599	$(1,532)	(139%)
Income tax expense	$4,574	$7,681	(40%)
Overall income tax rate	20.2%	29.8%
Net earnings	$18,123	$18,052	0%

Irrigation Segment
Segment operating revenues	$133,018	$147,776	(10%)
Segment operating income	$25,649	$32,820	(22%)
Segment operating margin	19.3%	22.2%

Infrastructure Segment
Segment operating revenues	$18,501	$18,465	0%
Segment operating income	$3,506	$2,019	74%
Segment operating margin	19.0%	10.9%

(1)
Includes $7.1 million and $7.6 million of corporate operating expenses for the three months ended February 29, 2024 and February 28, 2023, respectively.

Revenues

Operating revenues for the three months ended February 29, 2024 decreased 9 percent to $151.5 million from $166.2 million for the three months ended February 28, 2023, as irrigation revenues decreased $14.8 million while infrastructure revenues were equivalent to revenues during the prior year period. The irrigation segment provided 88 percent of the Company’s revenue during the three months ended February 29, 2024 as compared to 89 percent for the three months ended February 28, 2023.

North America irrigation revenues for the three months ended February 29, 2024 of $82.8 million decreased $7.6 million, or 8 percent, from $90.4 million for the three months ended February 28, 2023. The decrease resulted from lower sales of replacement parts, the impact of a less favorable mix of shorter machines, and slightly lower average selling prices compared to the same prior year period. This decrease was partially offset by the impact of slightly higher unit sales volume compared to the same prior year period.

International irrigation revenues for the three months ended February 29, 2024 of $50.2 million decreased $7.2 million, or 13 percent, from $57.4 million for the three months ended February 28, 2023. The decrease resulted primarily from lower sales volumes in Brazil and other Latin America markets compared to the same prior year period. In Brazil, order activity declined due to a significant drop in local commodity prices during the quarter which has negatively impacted the outlook for grower profitability and available liquidity. This dynamic has also resulted in a more constrained credit environment which is limiting growers' ability to invest in irrigation equipment. This decrease was partially offset by the favorable effects of foreign currency translation of approximately $0.9 million compared to the same prior year period.

Infrastructure segment revenues were $18.5 million for both of the three months ended February 29, 2024 and February 28, 2023. An increase in Road Zipper System lease revenue in the three months ended February 29, 2024 was offset by lower Road Zipper System sales and lower sales of road safety products compared to the same prior year period.

Gross Profit

Gross profit for the three months ended February 29, 2024 of $49.0 million decreased 10 percent from $54.3 million for the three months ended February 28, 2023. The decrease in gross profit resulted primarily from lower irrigation revenues. Gross margin was 32.3 percent of sales for the three months ended February 29, 2024 compared with 32.6 percent of sales for the three months ended February 28, 2023. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System lease revenues. This favorable impact was offset by lower irrigation gross margin resulting from a decrease in revenues without a corresponding reduction in fixed costs.

Operating Expenses

Operating expenses of $26.9 million for the three months ended February 29, 2024 decreased $0.1 million, or 1 percent, compared with $27.0 million for the three months ended February 28, 2023. Increased selling expense was offset by lower engineering and research expense and cost reductions in other areas.

Other Income (Expense), net

The Company recorded other income of $0.6 million for the three months ended February 29, 2024 compared to other expense of $1.5 million for the three months ended February 28, 2023. The change resulted primarily from foreign currency transaction gains of $0.1 million in the current year compared to foreign currency transaction losses of $1.1 million in the same prior year period and a $0.8 million increase in interest income.

Income Taxes

The Company recorded income tax expense of $4.6 million and $7.7 million for the three months ended February 29, 2024 and February 28, 2023, respectively. The effective income tax rate was 20.2 percent and 29.8 percent for the three months ended February 29, 2024 and February 28, 2023, respectively. The lower effective tax rate in the current year period reflects a decreased proportion of earnings in higher rate foreign jurisdictions as well as a discrete income tax benefit of approximately $1.1 million realized in Brazil.

For the Six Months ended February 29, 2024 compared to the Six Months ended February 28, 2023

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 29, 2024 and February 28, 2023. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Six months ended
($ in thousands)	February 29, 2024	February 28, 2023	Percent Change
Consolidated
Operating revenues	$312,877	$342,400	(9%)
Gross profit	$98,859	$107,278	(8%)
Gross margin	31.6%	31.3%

Operating expenses (1)	$55,687	$55,415	0%
Operating income	$43,172	$51,863	(17%)
Operating margin	13.8%	15.1%

Other income (expense), net	$520	$(2,125)	(124%)
Income tax expense	$10,550	$13,469	(22%)
Overall income tax rate	24.1%	27.1%
Net earnings	$33,142	$36,269	(9%)

Irrigation Segment
Segment operating revenues	$273,186	$299,859	(9%)
Segment operating income	$50,956	$61,461	(17%)
Segment operating margin	18.7%	20.5%

Infrastructure Segment
Segment operating revenues	$39,691	$42,541	(7%)
Segment operating income	$7,125	$5,391	32%
Segment operating margin	18.0%	12.7%
(1)
Includes $14.9 million and $15.0 million of corporate operating expenses for the six months ended February 29, 2024 and February 28, 2023, respectively.

Revenues

Operating revenues for the six months ended February 29, 2024 decreased 9 percent to $312.9 million from $342.4 million for the six months ended February 28, 2023, as irrigation revenues decreased $26.7 million and infrastructure revenues decreased $2.8 million. The irrigation segment provided 87 percent of the Company’s revenue during the six months ended February 29, 2024 as compared to 88 percent for the six months ended February 28, 2023.

North America irrigation revenues for the six months ended February 29, 2024 of $172.2 million decreased $2.1 million, or 1 percent, from $174.3 million for the six months ended February 28, 2023. Higher unit sales volume in the current year period was more than offset by lower sales of replacement parts, the impact of a less favorable mix of shorter machines, and slightly lower average selling prices compared to the same prior year period.

International irrigation revenues for the six months ended February 29, 2024 of $101.0 million decreased $24.6 million, or 20 percent, from $125.6 million for the six months ended February 28, 2023. The decrease resulted primarily from lower sales volumes in Brazil and other Latin America markets compared to the same prior year period. In Brazil, market demand has declined due to a significant drop in local commodity prices that has had a negative impact on farmer profitability and liquidity. This decrease was partially offset by the favorable effects of foreign currency translation of approximately $2.7 million compared to the same prior year period.

Infrastructure segment revenues for the six months ended February 29, 2024 of $39.7 million decreased $2.8 million, or 7 percent, from $42.5 million for the six months ended February 28, 2023. The decrease resulted from lower Road Zipper System sales compared to the same prior year period due to a project in the same prior year period that did not repeat. This decrease was largely offset by higher Road Zipper System lease revenue during the six months ended February 29, 2024 compared to the prior year period.

Gross Profit

Gross profit for the six months ended February 29, 2024 of $98.9 million decreased 8 percent from $107.3 million for the six months ended February 28, 2023. The decrease in gross profit resulted primarily from lower revenues in both segments. Gross margin was 31.6 percent of sales for the six months ended February 29, 2024 compared with 31.3 percent of sales for the six months ended February 28, 2023. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System lease revenues. This favorable impact was offset by lower irrigation gross margin resulting from a decrease in revenues without a corresponding reduction in fixed costs.

Operating Expenses

Operating expenses of $55.7 million for the six months ended February 29, 2024 increased $0.3 million compared with $55.4 million for the six months ended February 28, 2023.

Other Income (Expense), net

The Company recorded other income for the six months ended February 29, 2024 of $0.5 million compared to other expense of 2.1 million the six months ended February 28, 2023. The current year period includes $0.2 million of foreign currency transaction losses compared to losses of $1.1 million in the same prior year period and $2.3 million of interest income compared to $0.9 million in the same prior year period.

Income Taxes

The Company recorded income tax expense of $10.6 million and $13.5 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The effective income tax rate was 24.1 percent and 27.1 percent for the six months ended February 29, 2024 and February 28, 2023, respectively. The lower effective tax rate in the current year period reflects a decreased proportion of earnings in higher rate foreign jurisdictions as well as a discrete income tax benefit of approximately $1.1 million realized in Brazil.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $150.6 million at February 29, 2024 compared with $106.4 million at February 28, 2023 and $166.3 million at August 31, 2023. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $57.3 million, $51.2 million, and $64.6 million as of February 29, 2024, February 28, 2023, and August 31, 2023, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $371.4 million at February 29, 2024, as compared with $347.3 million at February 28, 2023 and $351.4 million at August 31, 2023. Cash provided by operating activities totaled $12.1 million during the six months ended February 29, 2024, compared to cash provided by operating activities of $7.9 million during the six months ended February 28, 2023. The increase was primarily driven by favorable improvements in working capital, mainly receivables and other current liabilities, partially offset by an increase in inventory during the current year period.

Cash flows used in investing activities totaled $30.8 million during the six months ended February 29, 2024 compared to $5.7 million during the six months ended February 28, 2023. Cash proceeds from the maturities of marketable securities amounted to $15.0 million in the current year compared to zero in the same prior year period. Purchases of property, plant, and equipment were $18.8 million, compared to $7.2 million in the same prior year period.

Cash flows used in financing activities totaled $8.6 million during the six months ended February 29, 2024 compared to cash flows used in financing activities of $9.8 million during the six months ended February 28, 2023. The change was primarily the result of lower common stock withheld for payroll tax obligations compared to the same prior year period.

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

Dividends

In the second quarter of fiscal 2024, the Company paid a quarterly cash dividend to stockholders of $0.35 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.34 per common share, or $3.7 million, in the second quarter of fiscal 2023.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. There were no shares repurchased during the six months ended February 29, 2024 or 2023. The remaining amount available under the repurchase program was $63.7 million as of February 29, 2024.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 29, 2024 and February 28, 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At February 29, 2024, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.67 percent at February 29, 2024), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at February 29, 2024).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 29, 2024 and February 28, 2023, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2024.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April 2024.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)