Form 10-Q
period 2024-05-31
LINDSAY CORP
filed 2024-06-27
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

As of June 25, 2024, 10,886,079 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating revenues	$139,199	$164,553	$452,076	$506,953
Cost of operating revenues	92,702	111,332	306,720	346,454
Gross profit	46,497	53,221	145,356	160,499

Operating expenses:
Selling expense	9,579	8,681	28,894	27,092
General and administrative expense	12,695	13,061	40,823	41,237
Engineering and research expense	4,287	4,522	12,531	13,350
Total operating expenses	26,561	26,264	82,248	81,679

Operating income	19,936	26,957	63,108	78,820

Other income (expense):
Interest expense	(767)	(948)	(2,474)	(2,895)
Interest income	961	680	3,324	1,545
Other income (expense), net	43	(957)	(93)	(2,000)
Total other income (expense)	237	(1,225)	757	(3,350)

Earnings before income taxes	20,173	25,732	63,865	75,470

Income tax (benefit) expense	(206)	8,851	10,344	22,320

Net earnings	$20,379	$16,881	$53,521	$53,150

Earnings per share:
Basic	$1.85	$1.53	$4.86	$4.83
Diluted	$1.85	$1.53	$4.84	$4.80

Shares used in computing earnings per share:
Basic	10,996	11,008	11,016	11,001
Diluted	11,030	11,052	11,055	11,063

Cash dividends declared per share	$0.35	$0.34	$1.05	$1.02

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net earnings	$20,379	$16,881	$53,521	$53,150
Other comprehensive loss:
Defined benefit pension plan adjustment, net of tax	36	39	109	119
Foreign currency translation adjustment, net of hedging activities and tax	(3,428)	(507)	(4,175)	(1,385)
Unrealized gain on marketable securities, net of tax	15	60	74	132
Total other comprehensive loss, net of tax benefit of $109, $134, $12, and $552, respectively	(3,377)	(408)	(3,992)	(1,134)
Total comprehensive income	$17,002	$16,473	$49,529	$52,016

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2024	May 31, 2023	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$140,221	$131,577	$160,755
Marketable securities	12,497	12,806	5,556
Receivables, net of allowance of $5,082, $5,113, and $5,048, respectively	134,461	154,167	144,774
Inventories, net	171,522	166,759	155,932
Other current assets	30,017	25,943	20,467
Total current assets	488,718	491,252	487,484

Property, plant, and equipment:
Cost	277,825	252,741	257,741
Less accumulated depreciation	(166,196)	(155,749)	(158,060)
Property, plant, and equipment, net	111,629	96,992	99,681

Intangibles, net	25,644	16,860	27,719
Goodwill	84,102	67,441	83,121
Operating lease right-of-use assets	16,308	17,378	17,036
Deferred income tax assets	13,367	11,518	10,885
Other noncurrent assets	18,333	22,177	19,734
Total assets	$758,101	$723,618	$745,660

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,062	$42,207	$44,278
Current portion of long-term debt	229	225	226
Other current liabilities	88,446	90,616	91,604
Total current liabilities	123,737	133,048	136,108

Pension benefits liabilities	4,159	4,653	4,382
Long-term debt	115,029	115,209	115,164
Operating lease liabilities	16,134	18,119	17,689
Deferred income tax liabilities	682	689	689
Other noncurrent liabilities	18,364	15,104	15,977
Total liabilities	278,105	286,822	290,009

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,123, 19,092, and 19,094 shares issued, respectively	19,123	19,092	19,094
Capital in excess of stated value	102,752	96,627	98,508
Retained earnings	678,261	620,922	636,297
Less treasury stock - at cost, 8,237, 8,083, and 8,083 shares, respectively	(295,138)	(277,238)	(277,238)
Accumulated other comprehensive loss, net	(25,002)	(22,607)	(21,010)
Total shareholders' equity	479,996	436,796	455,651
Total liabilities and shareholders' equity	$758,101	$723,618	$745,660

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings	—	—	—	—	53,150	—	—	53,150
Other comprehensive loss	—	—	—	—	—	—	(1,134)	(1,134)
Total comprehensive income	—	—	—	—	—	—	—	52,016
Cash dividends ($1.02) per share	—	—	—	—	(11,228)	—	—	(11,228)
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common shares under share compensation plans, net	29	—	29	(2,154)	—	—	—	(2,125)
Share-based compensation expense	—	—	—	4,775	—	—	—	4,775
Balance at May 31, 2023	19,092	8,083	$19,092	$96,627	$620,922	$(277,238)	$(22,607)	$436,796

Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	53,521	—	—	53,521
Other comprehensive loss	—	—	—	—	—	—	(3,992)	(3,992)
Total comprehensive income	—	—	—	—	—	—	—	49,529
Cash dividends ($1.05) per share	—	—	—	—	(11,557)	—	—	(11,557)
Repurchase of common stock	—	154	—	—	—	(17,900)	—	(17,900)
Issuance of common shares under share compensation plans, net	29	—	29	(643)	—	—	—	(614)
Share-based compensation expense	—	—	—	4,887	—	—	—	4,887
Balance at May 31, 2024	19,123	8,237	$19,123	$102,752	$678,261	$(295,138)	$(25,002)	$479,996

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 28, 2023	19,091	8,083	$19,091	$94,834	$607,784	$(277,238)	$(22,199)	$422,272
Comprehensive income:
Net earnings	—	—	—	—	16,881	—	—	16,881
Other comprehensive income	—	—	—	—	—	—	(408)	(408)
Total comprehensive income	—	—	—	—	—	—	—	16,473
Cash dividends ($0.34) per share	—	—	—	—	(3,743)	—	—	(3,743)
Repurchase of common stock	—	—	—	—	—	—	—	-
Issuance of common shares under share compensation plans, net	1	—	1	106	—	—	—	107
Share-based compensation expense	—	—	—	1,687	—	—	—	1,687
Balance at May 31, 2023	19,092	8,083	$19,092	$96,627	$620,922	$(277,238)	$(22,607)	$436,796

Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034
Comprehensive income:
Net earnings	—	—	—	—	20,379	—	—	20,379
Other comprehensive loss	—	—	—	—	—	—	(3,377)	(3,377)
Total comprehensive income	—	—	—	—	—	—		17,002
Cash dividends ($0.35) per share	—	—	—	—	(3,833)	—	—	(3,833)
Repurchase of common stock	—	154	—	—	—	(17,900)	—	(17,900)
Issuance of common shares under share compensation plans, net	1	—	1	140	—	—	—	141
Share-based compensation expense	—	—	—	1,552	—	—	—	1,552
Balance at May 31, 2024	19,123	8,237	$19,123	$102,752	$678,261	$(295,138)	$(25,002)	$479,996

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$53,521	$53,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,847	14,466
Provision for uncollectible accounts receivable	321	985
Deferred income taxes	(2,504)	(1,548)
Share-based compensation expense	4,887	4,775
Unrealized foreign currency transaction loss	58	2,045
Other, net	237	574
Changes in assets and liabilities:
Receivables	8,107	(15,842)
Inventories	(17,118)	25,289
Other current assets	(9,768)	4,401
Accounts payable	(8,592)	(17,953)
Other current liabilities	(5,539)	(11,865)
Other noncurrent assets and liabilities	3,193	691
Net cash provided by operating activities	42,650	59,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(23,527)	(13,283)
Purchases of marketable securities	(15,042)	(4,932)
Proceeds from maturities of marketable securities	8,320	3,675
Other investing activities, net	(2,140)	(4,399)
Net cash used in investing activities	(32,389)	(18,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(17,900)	—
Dividends paid	(11,557)	(11,228)
Common stock withheld for payroll tax obligations	(1,575)	(2,471)
Proceeds from exercise of stock options	479	—
Other financing activities, net	313	180
Net cash used in financing activities	(30,240)	(13,519)

Effect of exchange rate changes on cash and cash equivalents	(555)	(181)
Net change in cash and cash equivalents	(20,534)	26,529
Cash and cash equivalents, beginning of period	160,755	105,048
Cash and cash equivalents, end of period	$140,221	$131,577

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023. The Company plans to adopt this ASU in its fiscal 2025.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2024 and 2023 is as follows:

	Three months ended			Three months ended
	May 31, 2024			May 31, 2023
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$107,438	$17,542	$124,980	$135,990	$16,817	$152,807
Over time	7,402	1,276	8,678	6,581	1,383	7,964
Revenue from the contracts with customers	114,840	18,818	133,658	142,571	18,200	160,771

Lease revenue	—	5,541	5,541	—	3,782	3,782
Total operating revenues	$114,840	$24,359	$139,199	$142,571	$21,982	$164,553

	Nine months ended			Nine months ended
	May 31, 2024			May 31, 2023
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$365,184	$42,835	$408,019	$423,212	$51,743	$474,955
Over time	22,842	3,944	26,786	19,218	4,494	23,712
Revenue from the contracts with customers	388,026	46,779	434,805	442,430	56,237	498,667

Lease revenue	—	17,271	17,271	—	8,286	8,286
Total operating revenues	$388,026	$64,050	$452,076	$442,430	$64,523	$506,953

Further disaggregation of revenue is disclosed in the Note 14 – Industry Segment Information.

For contracts with an initial length longer than twelve months, the unsatisfied performance obligations were $112.6 million at May 31, 2024, almost all of which is expected to be satisfied within the next twelve to eighteen months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2024, May 31, 2023, and August 31, 2023, contract assets amounted to $3.6 million, $1.3 million, and $1.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2024, May 31, 2023, and August 31, 2023, contract liabilities amounted to $23.5 million, $21.2 million, and $20.5 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2024 and 2023, the Company recognized $14.5 million and $26.3 million of revenue that were included in the liabilities as of August 31, 2023 and 2022 respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2024 and 2023:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Numerator:
Net earnings	$20,379	$16,881	$53,521	$53,150

Denominator:
Weighted average shares outstanding	10,996	11,008	11,016	11,001
Diluted effect of stock awards	34	44	39	62
Weighted average shares outstanding assuming dilution	11,030	11,052	11,055	11,063

Basic net earnings per share	$1.85	$1.53	$4.86	$4.83
Diluted net earnings per share	$1.85	$1.53	$4.84	$4.80

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and nine months ended May 31, 2024 and 2023.

Note 4 – Acquisitions

Pessl Instruments GmbH

On April 3, 2024, the Company agreed to acquire a 49.9% non-controlling minority interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes. The agreement includes a call option that, if exercised, would allow the Company to acquire the remainder of Pessl's outstanding shares based on Pessl's future earnings at certain dates between approximately two-and-a-half and five years after the date of the agreement. The transaction is expected to close in the fourth quarter of the Company's fiscal 2024, subject to customary closing conditions and regulatory approvals.

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

Note 5 – Income Taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense of $8.9 million for the three months ended May 31, 2024 and 2023, respectively, and recorded income tax expense of $10.3 million and $22.3 million for the nine months ended May 31, 2024 and 2023, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 25.7 percent and 30.7 percent for the nine months ended May 31, 2024 and 2023, respectively. The decrease in the estimated annual effective income tax rate relates primarily to the change in earnings mix among domestic and foreign operations.

During the three months ended May 31, 2024, the Company recorded a discrete tax benefit of $4.8 million related to the recognition of an income tax credit in Brazil. This discrete benefit is not expected to repeat in future periods. The impact of discrete items in the same prior year period was not significant.

Note 6 – Inventories

Inventories consisted of the following as of May 31, 2024, May 31, 2023, and August 31, 2023:

($ in thousands)	May 31, 2024	May 31, 2023	August 31, 2023
Raw materials and supplies	$83,750	$82,323	$83,908
Work in process	13,235	12,720	7,820
Finished goods and purchased parts, net	96,295	95,847	86,793
Total inventory value before LIFO adjustment	193,280	190,890	178,521
Less adjustment to LIFO value	(21,758)	(24,131)	(22,589)
Inventories, net	$171,522	$166,759	$155,932

Of the $171.5 million, $166.8 million, and $155.9 million of net inventories at May 31, 2024, May 31, 2023, and August 31, 2023, respectively, $49.8 million, $45.3 million, and $42.2 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $121.7 million, $121.5 million, and $113.7 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2024	May 31, 2023	August 31, 2023
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	540	766	710
Total debt	115,540	115,766	115,710
Less current portion	(229)	(225)	(226)
Less unamortized debt issuance costs	(282)	(332)	(320)
Total long-term debt	$115,029	$115,209	$115,164

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$229
2 years	233
3 years	78
Thereafter	115,000
$115,540

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2024, May 31, 2023, and August 31, 2023. There were no transfers between any levels for the periods presented.

	May 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$140,221	$—	$—	$140,221
Marketable securities:
Corporate bonds	—	10,086	—	10,086
U.S. treasury securities	—	2,411	—	2,411
Derivative assets	—	1,380	—	1,380
Derivative liabilities	—	(460)	—	(460)

	May 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	131,577	—	—	131,577
Marketable securities:
Corporate bonds	—	11,360	—	11,360
U.S. treasury securities	—	1,446	—	1,446
Derivative assets	—	2,817	—	2,817

	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,755	$—	$—	$160,755
Marketable securities:
Corporate bonds	—	4,095	—	4,095
U.S. treasury securities	—	1,461	—	1,461
Derivative assets	—	1,672	—	1,672
Derivative liabilities	—	(457)	—	(457)

The Company’s investment in marketable securities consists of corporate bonds and United States treasury bonds. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense) on the condensed consolidated statements of earnings. As of May 31, 2024, all of the Company’s marketable securities investments mature within one year.

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

The Company has entered into various cross currency swaps that mature between the second quarter of fiscal 2026 and the third quarter of fiscal 2027 with a total notional amount of $100.0 million, or €91.7 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of May 31, 2024 is included in the table above as either derivative assets or liabilities.

At May 31, 2024 the Company had an outstanding foreign currency forward contract to sell a notional amount of 190.9 million South African rand at fixed prices to settle during the Company's next fiscal quarter ending August 31, 2024. The Company’s foreign currency forward contract does not qualify as a hedge of a net investment in foreign operations. The fair value of this contract as of May 31, 2024 is recorded within other current assets on the condensed consolidated balance sheets.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended May 31, 2024 or 2023.

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

Infrastructure Products

The Company is currently defending a number of product liability lawsuits arising out of vehicle collisions with highway barriers incorporating the Company’s X-Lite® end terminal. Despite the September 2018 reversal of a sizable judgment against a competitor and the October 2023 dismissal of the FCA Lawsuit (as defined below), the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

Following the March 2019 filing of a qui tam lawsuit (as amended, the “FCA Lawsuit”) by an individual relator (the “Relator”) on behalf of the United States and twelve individual states, in the United States District Court for the Northern District of New York (the “U.S. District Court”), the Department of Justice, Civil Division and the U.S. Attorney's Office for the Northern District of New York (the “U.S. Attorney’s Office”) proceeded to initiate an investigation into the Relator’s allegations relating to the Company's X-Lite end terminal and potential violations of the False Claims Act. On September 28, 2023, the U.S. Attorney’s Office submitted a letter motion (the “Letter Motion”) informing the U.S. District Court that the United States had investigated the Relator’s allegations and now sought to move to dismiss the FCA Lawsuit as it had “determined that dismissal is commensurate with the public interest because the claims lack merit and the matter does not warrant the continued expenditure of resources to pursue or monitor the action.” The U.S. Attorney’s Office also noted that it had “been advised by counsel for the twelve states that the states [had] no objection to the U.S. District Court declining to exercise supplemental jurisdiction over the remaining state claims and to dismissing those claims without prejudice to the states.” On October 2, 2023, the U.S. District Court granted the Letter Motion and indicated that a motion to dismiss could be filed without further order or pre-motion conference. On October 12, 2023, after the Relator proceeded to file his own notice of voluntary dismissal, the U.S. Attorney’s Office filed its notice of consent to the Relator’s voluntary dismissal. On October 26, 2023, the U.S. District Court ordered the dismissal of the FCA Lawsuit without prejudice as to the Relator, the United States, and each of the twelve state plaintiffs.

On November 27, 2023, following the dismissal of the Relator’s FCA Lawsuit, the Relator filed under seal a subsequent qui tam lawsuit on behalf of the State of Tennessee against the Company, certain of its subsidiaries, and certain third parties which originally designed the X-Lite end terminal (the “Tennessee FATA Lawsuit”) in the Circuit Court of Davidson County, Nashville, Tennessee (the “Tennessee Circuit Court”) making substantially similar allegations relating to the Company’s X-Lite end terminal and potential violations of the Tennessee Fraud Against Taxpayers Act. On March 26, 2024, the State of Tennessee, which had previously consented to the dismissal of the FCA Lawsuit without prejudice, filed under seal a notice of its election to decline to intervene in the Tennessee FATA Lawsuit. On May 17, 2024, the Tennessee Circuit Court filed an order to unseal the case documents, and the Company and its named subsidiaries were subsequently notified of the Tennessee FATA Lawsuit and served in June 2024.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of May 31, 2024, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.0 million at May 31, 2024.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2024, May 31, 2023, and August 31, 2023:

($ in thousands)	May 31, 2024	May 31, 2023	August 31, 2023
Other current liabilities	$460	$2,483	$1,287
Other noncurrent liabilities	10,172	9,817	10,175
Total environmental remediation liabilities	$10,632	$12,300	$11,462

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Product warranty accrual balance, beginning of period	$14,371	$14,172	$14,535	$14,080
Liabilities accrued for warranties during the period	2,097	3,686	5,844	7,814
Warranty claims paid during the period	(2,020)	(3,369)	(5,931)	(7,405)
Product warranty accrual balance, end of period	$14,448	$14,489	$14,448	$14,489

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.6 million and $1.7 million for the three months ended May 31, 2024 and 2023, respectively, and $5.1 million and $4.8 million for the nine months ended May 31, 2024 and 2023, respectively.

Note 12 – Other Current Liabilities

($ in thousands)	May 31, 2024	May 31, 2023	August 31, 2023
Other current liabilities:
Contract liabilities	$22,519	$19,362	$18,800
Compensation and benefits	18,141	19,214	24,957
Warranties	14,448	14,489	14,535
Dealer related liabilities	9,449	9,108	9,629
Tax related liabilities	7,591	11,082	9,187
Operating lease liabilities	3,699	2,980	3,028
Deferred revenue - lease	2,713	3,194	2,830
Accrued insurance	1,005	1,138	1,163
Accrued environmental liabilities	460	2,483	1,287
Other	8,421	7,566	6,188
Total other current liabilities	$88,446	$90,616	$91,604

Note 13 – Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the three and nine months ended May 31, 2024, the Company repurchased 154 thousand shares of its common stock under the program in open market transactions for $17.9 million, including excise taxes of $0.2 million. There were no shares repurchased during the three or nine months ended May 31, 2023. As of May 31, 2024, the repurchased shares were held as treasury stock and $46.0 million of the authorization remained available for future share repurchases.

Note 14 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2024 or 2023.

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

	Three months ended		Nine months ended
($ in thousands)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating revenues:
Irrigation:
North America	$68,235	$75,027	$240,457	$249,315
International	46,605	67,544	147,569	193,115
Irrigation total	114,840	142,571	388,026	442,430
Infrastructure	24,359	21,982	64,050	64,523
Total operating revenues	$139,199	$164,553	$452,076	$506,953

Operating income:
Irrigation	$19,524	$30,727	$70,480	$92,188
Infrastructure	6,276	3,556	13,401	8,947
Corporate	(5,864)	(7,326)	(20,773)	(22,315)
Total operating income	19,936	26,957	63,108	78,820

Interest and other expense, net	237	(1,225)	757	(3,350)
Earnings before income taxes	$20,173	$25,732	$63,865	$75,470

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2023. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2024.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2024 were $139.2 million, a decrease of 15 percent compared to $164.6 million for the three months ended May 31, 2023. Irrigation segment revenues for the three months ended May 31, 2024 decreased 19 percent to $114.8 million from the same prior year period, while infrastructure segment revenues increased 11 percent to $24.4 million. Net earnings for the three months ended May 31, 2024 were $20.4 million, or $1.85 per diluted share, compared to net earnings of $16.9 million, or $1.53 per diluted share, for the three months ended May 31, 2023.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of May 2024, U.S. corn prices have decreased approximately 24 percent and U.S. soybean prices have decreased approximately 7 percent from price levels prevailing in May 2023. The reduction in commodity prices is due primarily to higher production levels in calendar 2023 that resulted in increased supply and higher inventory levels at the end of the year. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels and the ongoing conflict between Ukraine and Russia, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
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

U.S. net farm income levels in calendar 2023, although lower than historically high 2022 levels, supported farmer profitability and demand for investment in the first half of fiscal 2024. However, the forecasted decline in estimated 2024 net farm income has led to tempered demand for irrigation equipment during the third quarter of fiscal 2024, which is expected to continue until the outlook for net farm income improves. The Company has been able to maintain its pricing for irrigation equipment while inflationary pressure on steel and other raw material costs, as well as freight and logistics costs, have moderated compared to the same prior year period.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian and Belarusian customers historically have represented less than 5 percent of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately. In May 2024, the Company announced a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the Middle East and North Africa (MENA) region. The project is valued at more than $100 million in revenue, and is expected to be recognized over the period beginning in the fourth quarter of fiscal 2024 and continuing through the first quarter of fiscal 2026.

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

The backlog of unshipped orders at May 31, 2024 was $246.9 million compared with $94.5 million at May 31, 2023. Included in these backlogs are amounts of $62.0 million and $5.2 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The backlog in both segments was higher compared to the prior year, with the increase in irrigation backlog resulting from the addition of the large project in the MENA region. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended May 31, 2024 compared to the Three Months ended May 31, 2023

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2024 and 2023. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	May 31, 2024	May 31, 2023	Percent Change
Consolidated
Operating revenues	$139,199	$164,553	(15%)
Gross profit	$46,497	$53,221	(13%)
Gross margin	33.4%	32.3%

Operating expenses (1)	$26,561	$26,264	1%
Operating income	$19,936	$26,957	(26%)
Operating margin	14.3%	16.4%

Other income (expense), net	$237	$(1,225)	(119%)
Income tax expense	$(206)	$8,851	(102%)
Overall income tax rate	-1.0%	34.4%
Net earnings	$20,379	$16,881	21%

Irrigation Segment
Segment operating revenues	$114,840	$142,571	(19%)
Segment operating income	$19,524	$30,727	(36%)
Segment operating margin	17.0%	21.6%

Infrastructure Segment
Segment operating revenues	$24,359	$21,982	11%
Segment operating income	$6,276	$3,556	76%
Segment operating margin	25.8%	16.2%

(1)
Includes $5.9 million and $7.3 million of corporate operating expenses for the three months ended May 31, 2024 and May 31, 2023, respectively.

Revenues

Operating revenues for the three months ended May 31, 2024 decreased 15 percent to $139.2 million from $164.6 million for the three months ended May 31, 2023, as irrigation revenues decreased $27.7 million and infrastructure revenues increased $2.4 million compared to the prior year period. The irrigation segment provided 83 percent of the Company’s revenue during the three months ended May 31, 2024 as compared to 87 percent for the three months ended May 31, 2023.

North America irrigation revenues for the three months ended May 31, 2024 of $68.2 million decreased $6.8 million, or 9 percent, from $75.0 million for the three months ended May 31, 2023. Lower commodity prices, a projected decline in U.S. net farm income, and wet field conditions in the midwest that delayed deliveries and irrigation start up all contributed to lower unit sales volume for irrigation equipment and sales of replacement parts for the current year period. Revenues were also impacted by slightly lower average selling prices compared to the same prior year period.

International irrigation revenues for the three months ended May 31, 2024 of $46.6 million decreased $20.9 million, or 31 percent, from $67.5 million for the three months ended May 31, 2023. The decrease resulted primarily from lower sales volumes in Brazil and other Latin America markets compared to the same prior year period. In Brazil, order activity remains constrained due to the impact lower commodity prices have on grower profitability and available liquidity, which is reducing growers' ability to invest in irrigation equipment in the near term. The decrease in revenues was partially offset by the favorable effects of foreign currency translation of approximately $0.7 million compared to the same prior year period.

Infrastructure segment revenues were $24.4 million for the three months ended May 31, 2024 compared to $22.0 million for the three months ended May 31, 2023. The increase resulted primarily from an increase in both Road Zipper System sales and lease revenue as compared to the same prior year period. The impact of higher sales of road safety products in the U.S. was offset by lower sales in international markets.

Gross Profit

Gross profit for the three months ended May 31, 2024 of $46.5 million decreased 13 percent from $53.2 million for the three months ended May 31, 2023. The decrease in gross profit resulted primarily from lower irrigation revenues. Gross margin was 33.4 percent of sales for the three months ended May 31, 2024 compared with 32.3 percent of sales for the three months ended May 31, 2023. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System sales and lease revenues. This favorable impact was partially offset by lower irrigation gross margin resulting from a decrease in revenues without a corresponding reduction in fixed costs.

Operating Expenses

Operating expenses of $26.6 million for the three months ended May 31, 2024 increased $0.3 million, or 1 percent, compared with $26.3 million for the three months ended May 31, 2023. Increased selling expense was partially offset by cost reductions in other areas.

Other Income (Expense), net

The Company recorded other income of $0.2 million for the three months ended May 31, 2024 compared to other expense of $1.2 million for the three months ended May 31, 2023. The change resulted primarily from foreign currency transaction losses of $0.1 million in the current year compared to foreign currency transaction losses of $0.9 million in the same prior year period, along with a $0.3 million increase in interest income.

Income Taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense of $8.9 million for the three months ended May 31, 2024 and 2023, respectively. The effective income tax rate was -1.0 percent and 34.4 percent for the three months ended May 31, 2024 and 2023, respectively. The lower effective tax rate in the current year period resulted from a discrete tax benefit of $4.8 million related to the recognition of an income tax credit in Brazil. This discrete benefit is not expected to repeat in future periods. The impact of discrete items in the same prior year period was not significant.

For the Nine Months ended May 31, 2024 compared to the Nine Months ended May 31, 2023

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2024 and 2023. It should be read together with the industry segment information in Note 14 to the condensed consolidated financial statements:

	Nine months ended
($ in thousands)	May 31, 2024	May 31, 2023	Percent Change
Consolidated
Operating revenues	$452,076	$506,953	(11%)
Gross profit	$145,356	$160,499	(9%)
Gross margin	32.2%	31.7%

Operating expenses (1)	$82,248	$81,679	1%
Operating income	$63,108	$78,820	(20%)
Operating margin	14.0%	15.5%

Other income (expense), net	$757	$(3,350)	(123%)
Income tax expense	$10,344	$22,320	(54%)
Overall income tax rate	16.2%	29.6%
Net earnings	$53,521	$53,150	1%

Irrigation Segment
Segment operating revenues	$388,026	$442,430	(12%)
Segment operating income	$70,480	$92,188	(24%)
Segment operating margin	18.2%	20.8%

Infrastructure Segment
Segment operating revenues	$64,050	$64,523	(1%)
Segment operating income	$13,401	$8,947	50%
Segment operating margin	20.9%	13.9%
(1)
Includes $20.8 million and $22.3 million of corporate operating expenses for the nine months ended May 31, 2024 and May 31, 2023, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2024 decreased 11 percent to $452.1 million from $507.0 million for the nine months ended May 31, 2023, as irrigation revenues decreased $54.4 million and infrastructure revenues decreased $0.5 million. The irrigation segment provided 86 percent of the Company’s revenue during the nine months ended May 31, 2024 as compared to 87 percent for the nine months ended May 31, 2023.

North America irrigation revenues for the nine months ended May 31, 2024 of $240.4 million decreased $8.9 million, or 4 percent, from $249.3 million for the nine months ended May 31, 2023. Slightly higher unit sales volume in the current year period was more than offset by lower sales of replacement parts, the impact of a less favorable mix of shorter machines, and slightly lower average selling prices compared to the same prior year period.

International irrigation revenues for the nine months ended May 31, 2024 of $147.6 million decreased $45.6 million, or 24 percent, from $193.1 million for the nine months ended May 31, 2023. The decrease resulted primarily from lower sales volumes in Brazil and other Latin America markets compared to the same prior year period. In Brazil, market demand has declined due to a significant drop in local commodity prices that has had a negative impact on farmer profitability and liquidity. This decrease was partially offset by the favorable effects of foreign currency translation of approximately $3.9 million compared to the same prior year period.

Infrastructure segment revenues for the nine months ended May 31, 2024 of $64.1 million decreased $0.5 million, or 1 percent, from $64.6 million for the nine months ended May 31, 2023. The decrease resulted from lower sales of road safety products compared to the same prior year period. In addition, the decrease was partially attributable to lower Road Zipper System which more than offset higher lease revenue compared to the same prior year period. The prior year included a project that did not repeat in the current year.

Gross Profit

Gross profit for the nine months ended May 31, 2024 of $145.4 million decreased 9 percent from $160.5 million for the nine months ended May 31, 2023. The decrease in gross profit resulted primarily from lower revenues in irrigation. Gross margin was 32.2 percent of sales for the nine months ended May 31, 2024 compared with 31.7 percent of sales for the nine months ended May 31, 2023. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System lease revenues. This favorable impact was offset by lower irrigation gross margin resulting from a decrease in revenues without a corresponding reduction in fixed costs.

Operating Expenses

Operating expenses of $82.2 million for the nine months ended May 31, 2024 increased $0.6 million compared with $81.7 million for the nine months ended May 31, 2023. Increased selling expense was partially offset by cost reductions in other areas.

Other Income (Expense), net

The Company recorded other income for the nine months ended May 31, 2024 of $0.8 million compared to other expense of $3.4 million for the nine months ended May 31, 2023. The current year period includes $0.3 million of foreign currency transaction losses compared to losses of $2.0 million in the same prior year period and $3.3 million of interest income compared to $1.6 million in the same prior year period.

Income Taxes

The Company recorded income tax expense of $10.3 million and $22.3 million for the nine months ended May 31, 2024 and 2023, respectively. The effective income tax rate was 16.2 percent and 29.6 percent for the nine months ended May 31, 2024 and May 31, 2023, respectively. The lower effective tax rate in the current year period reflects a decreased proportion of earnings in higher rate foreign jurisdictions, along with the impact of discrete benefits totaling $6.1 million compared to discrete benefits totaling $0.8 million in the same prior year period.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $152.7 million at May 31, 2024 compared with $144.4 million at May 31, 2023 and $166.3 million at August 31, 2023. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities are primarily comprised of United States government securities and investment grade corporate securities. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $62.9 million, $54.6 million, and $64.6 million as of May 31, 2024, May 31, 2023, and August 31, 2023, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $365.0 million at May 31, 2024, as compared with $358.3 million at May 31, 2023 and $351.4 million at August 31, 2023. Cash provided by operating activities totaled $42.7 million during the nine months ended May 31, 2024, compared to cash provided by operating activities of $59.2 million during the nine months ended May 31, 2023. The decrease resulted primarily from an increase in inventories that was partially offset by a decrease in receivables compared to the same prior year period.

Cash flows used in investing activities totaled $32.4 million during the nine months ended May 31, 2024 compared to $18.9 million during the nine months ended May 31, 2023. Purchases of marketable securities amounted to $15.0 million in the current year compared to $4.9 million in the same prior year period. Purchases of property, plant, and equipment were $23.5 million, compared to $13.3 million in the same prior year period.

Cash flows used in financing activities totaled $30.2 million during the nine months ended May 31, 2024 compared to cash flows used in financing activities of $13.5 million during the nine months ended May 31, 2023. During the current year period, the Company repurchased $17.9 million of common stock.

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

Capital Expenditures

Capital expenditures for fiscal 2024 are expected to be approximately $30.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The increase over recent levels of capital expenditures is primarily related to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the third quarter of fiscal 2024, the Company paid a quarterly cash dividend to stockholders of $0.35 per common share, or $3.8 million, compared to a quarterly cash dividend of $0.34 per common share, or $3.7 million, in the third quarter of fiscal 2023.

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

During the three and nine months ended May 31, 2024, the Company repurchased 154 thousand shares of its common stock under the program in open market transactions for $17.9 million, including excise taxes of $0.2 million. There were no shares repurchased during the three or nine months ended May 31, 2023. As of May 31, 2024, the repurchased shares were held as treasury stock and $46.0 million of the authorization remained available for future share repurchases.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2024 and 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At May 31, 2024, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.69 percent at May 31, 2024), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at May 31, 2024).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2024 and 2023, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2024.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended May 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
March 1, 2024 to March 31, 2024	—	—	—	$63,700
April 1, 2024 to April 30, 2024	73,355	$115.72	73,355	$55,211
May 1, 2024 to May 31, 2024	80,276	$115.03	80,276	$45,977
Total	153,631	$115.36	153,631	$45,977

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

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 22, 2023.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of June 2024.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)