Form 10-K
period 2024-08-31
LINDSAY CORP
filed 2024-10-24
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 29, 2024 was $1,316,976,710.

As of October 21, 2024, 10,846,482 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 8, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 — Business

INTRODUCTION

Lindsay Corporation, along with its subsidiaries (collectively called “Lindsay” or the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international firm with worldwide sales, distribution and manufacturing operations. Lindsay, a Delaware corporation, maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two reporting segments, Irrigation and Infrastructure.

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

Infrastructure Segment – The Company’s infrastructure segment includes the manufacture and marketing of moveable barriers, specialty barriers and crash cushions, road marking and road safety equipment, and railroad signals and structures. The infrastructure segment also offers technology to monitor critical safety infrastructure on roadways. The principal infrastructure manufacturing facilities are located in Rio Vista, California; Milan, Italy; and Lindsay, Nebraska.

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

The Company also manufactures and distributes hose reel travelers. Hose reel travelers are typically deployed in smaller or irregular fields and usually are easy to operate, easy to move from field to field, and a smaller investment than a center pivot.

The Company also markets proprietary remote monitoring and automation technology that works on any brand of electronic pivot and drip irrigation systems and is sold on a subscription basis under the brand names FieldNET® and FieldWise®. FieldNET® is commercialized exclusively through Zimmatic® dealers while FieldWise® is used primarily by non-Zimmatic® dealers and customers. These technologies enable growers to remotely monitor and operate irrigation equipment, saving time, and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, water usage, weather and soil conditions, and similar data. It can also remotely control the irrigation system, altering the speed to vary water application amounts, and controlling pump station and diesel generator operation. Data management and control is achieved using applications running on various personal computer or mobile devices connected to the internet.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 41 percent and 47 percent of the Company’s total irrigation segment revenues in fiscal year 2024 and 2023, respectively. The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations serving the key markets in South America, Western and Eastern Europe, China, Africa, Middle East, Australia, and New Zealand. The Company also exports irrigation equipment from its global production facilities to other international markets.

The Company’s industry position is such that it believes that it will likely be considered as a potential supplier for most large international agricultural development projects utilizing center pivot or lateral move irrigation systems.

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

Crash Cushions – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles, and other fixed roadway hazards. The Company’s primary crash cushion products cover a variety of lengths, widths, speed capacities, and application accessories and include the following brand names: TAU®; Universal TAU-II®; TAU-II-R™; TAU-B_NR™; ABSORB 350®; Walt™; TAU-M™; ABSORB-M™; TAU-XR™; and TAU-TUBE™ . The crash cushions compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

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

Competition – The Company competes in certain product lines with several manufacturers. The Company competes by striving to continuously improve its products through ongoing research and development activities. The Company competes with certain products and companies in its crash cushion business, but has limited competition in its moveable barrier line. However, the Company’s barrier product does compete with traditional “safety-shaped” concrete barriers and other safety barriers.

Distribution Methods and Channels – The Company has dedicated production and sales operations in the United States, Italy and the Netherlands. Sales efforts consist of both direct sales and sales programs managed by the Company’s network of distributors and third-party representatives. The sales teams have responsibility for new business development and assisting distributors and dealers in soliciting large projects and new customers. The distributor traditionally has exclusive territories and is responsible for developing sales and providing service, including product maintenance, repair, and installation. The typical distributor sells an array of safety supplies, road signs, crash cushions, delineation equipment, and other highway products. Customers include departments of transportation, municipal transportation road agencies, roadway contractors, subcontractors, distributors, and resellers. Due to the project nature of the roadway construction and congestion management markets, the Company’s customer base changes from year to year. Due to the limited life of projects, it is rare that a single customer will account for a significant amount of revenues in consecutive years. The customer base also varies depending on the type of product sold. The Company’s moveable barrier products are typically sold to transportation agencies or the contractors or suppliers serving those agencies. In contrast, distributors account for a majority of crash cushion sales since those products have lower price points and tend to have shorter lead times.

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

ORDER BACKLOG

As of August 31, 2024, the Company had an order backlog of $180.9 million compared with $78.7 million at August 31, 2023. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2024, 2023, and 2022 were $29.0 million, $18.8 million, and $15.6 million, respectively. Capital expenditures for fiscal 2025 are expected to range from approximately $50 million to $55 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

GrowSmart® Z-TRAX®, TAU®, Universal TAU-II®, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™, TAU-XR™, CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth®, RoadConnect™, ImpactAlert™, and other trademarks, service marks, domain names, and copyrights are registered or applied for in the major markets in which the Company sells its products.

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have 1,280 employees as of August 31, 2024. None of the Company’s United States based employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts. The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

We believe our commitment to empowering and developing our human capital resources is essential to becoming the innovation and market leader in our core business. Empowering our people is one of our organizational priorities, highlighting three areas in particular: (1) workplace culture, (2) employee engagement and inclusion, and (3) employee health and safety.

Workplace Culture

Our culture is focused on the core values of safety, integrity, quality, collaboration, and creativity. Additionally, we have an annual evaluation process to measure and assess employee engagement. This focus on employee engagement aims to create and sustain employee empowerment, team collaboration, and support and service to the greater community.

We are guided by our global Anti-Discrimination and Equal Employment Policy which delineates our commitment to preventing any form of unlawful employee discrimination or harassment and our dedication to providing a workplace where all employees, customers, partners and investors are treated with courtesy, respect, and dignity. We are committed to building an inclusive workplace, guided by our Code of Business Conduct and Ethics.

Employee Health and Safety

The health and safety of our employees is an integral part of everything we do. We hold each other accountable to actively promote a safe and healthy workplace, and report any situations that may pose a health, safety or security risk. We use the Lindsay Safety System to guide and develop our safety-based culture. The Lindsay Safety System is comprised of eight core elements:

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

EFFECT OF GOVERNMENTAL REGULATION

The Company is subject to numerous laws and government regulations, including those that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations are subject to change and interpretation. In some cases, compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material expenditures required to comply with applicable laws or government regulations, other than the capital expenditures and ongoing0monitoring costs relating to environmental remediation activities at its Lindsay, Nebraska plant that are more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements. The Company accrues for the anticipated cost associated with compliance with laws and governmental regulations applicable to its business, including investigation and remediation costs at its Lindsay, Nebraska site, when its obligation to incur those costs is probable and can be reasonably estimated. Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect future capital expenses relating to compliance with government regulations, including those for remediation of its Lindsay, Nebraska site, to have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Türkiye, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a banking institution or another secured means of payment, or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 36 and 38 percent of total consolidated Company revenues were conducted in currencies other than the U.S. dollar in fiscal 2024 and 2023, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees and each of their ages, and positions as of October 24, 2024.

	Age	Position
Randy A. Wood	52	President and Chief Executive Officer
Brian L. Ketcham	63	Senior Vice President and Chief Financial Officer
J. Scott Marion	56	President – Infrastructure
Gustavo E. Oberto	51	President – Irrigation
Brian P. Klawinski	48	Senior Vice President – Technology and Innovation
Brian J. Magnusson	45	Senior Vice President – Strategy and Business Development
Eric R. Arneson	50	Senior Vice President – General Counsel and Secretary
Kelly M. Staup	52	Senior Vice President – Chief People Officer
Melissa G. Moreno	45	Senior Vice President – Chief Information Officer
Richard A. Harold	51	Senior Vice President – Global Operations

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

Mr. Brian P. Klawinski is Senior Vice President – Technology and Innovation, a position he has held with the Company since September 2024. Between 2008 and September 2024, Mr. Klawinski served as General Manager of FieldWise, LLC. During his tenure at FieldWise, Mr. Klawinski helped bring product concepts to market, leveraging his extensive technical expertise to drive the company’s growth and innovation.

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

Ms. Kelly M. Staup is the Senior Vice President – Chief People Officer, a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources of the Company. From June 2011 to November 2016, Ms. Staup served as the Company’s Organization Development and Recruiting Manager. Prior to joining the Company, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

Dr. Melissa Moreno is the Senior Vice President – Chief Information Officer of the Company, a position she has held since March 2021, when she joined the Company. Prior to joining the Company, Dr. Moreno served in a variety of information technology roles with Gallup, a company that provides analytics and advisory services, from 2008 to 2021, most recently serving as Chief Information Officer, Cybersecurity and Infrastructure at Gallup from December 2018 to March 2021 and Executive Director, Cybersecurity and Infrastructure from February 2014 to December 2018. Prior to joining Gallup, Dr. Moreno managed information technology functions at ConAgra Foods and Arthur Andersen.

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

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures. The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Sustainability Report, which includes information about the Company’s sustainability activities and may result in increased investor, media, and employee attention to such initiatives. Compliance with applicable laws and regulations and the pursuit of other sustainability-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position. In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2024, as more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company’s international sales efforts and profit margins are affected by international trade barriers and subject the Company to additional compliance obligations. The Company’s international sales efforts and profit margins are affected by international trade barriers, including governmental policies on tariffs, taxes, import or export licensing requirements and trade sanctions. In recent years, certain of the components required for the manufacture of the Company's products have been or may be impacted by tariffs. Other international trade disputes, changes to or termination of existing international trade agreements, treaties or policies (e.g. the United States-Mexico-Canada Agreement), or imposition of trade protection measures by certain countries in favor of their local producers or competing products could increase the Company's costs, reduce the Company's competitiveness, and have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s infrastructure products are installed along roadways in inherently dangerous applications. Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm. The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal. Further, while the U.S. Department of Justice, Civil Division, and the U.S. Attorney’s Office for the Northern District of New York successfully obtained the 2023 dismissal of a federal civil False Claims Act lawsuit filed against the Company by an individual relator after the United States conducted a yearslong investigation of the Company’s X-Lite end terminal and determined that the individual relator’s allegations “lack[ed] merit” and did “not warrant the continued expenditure of resources to pursue or monitor the action,” the same individual relator has subsequently filed a pending state-level lawsuit in Tennessee in which he makes substantially similar allegations under the Tennessee Fraud Against Taxpayers Act. While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims, demands for reimbursement or compensatory payments, and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways. In addition to this inherent risk, a sizable False Claims Act judgment against a competitor (which was reversed on appeal) brought significant attention to the infrastructure products industry and may be a factor leading to additional lawsuits, demands, and investigations being pursued against the Company and others in the industry.

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

The Company’s international sales are highly dependent on foreign market conditions. International revenues are primarily generated from Australia, New Zealand, Canada, Western and Eastern Europe, Mexico, the Middle East, Africa, China, and Central and South America. In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents. Since fiscal 2022, sales to Russia and Belarus were paused indefinitely due to the Russian invasion of Ukraine. Prior to that time, sales with Russian, Ukrainian, and Belarusian customers had historically represented less than 5 percent of consolidated revenues. Commercial activities in Russia and Belarus remain on hold while hostile actions against Ukraine continue. The collectability of international receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

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

ITEM 1B — Unresolved Staff Comments

None.

ITEM 1C — Cybersecurity

The Company recognizes the critical importance of cybersecurity in safeguarding its operations, assets, and various stakeholders and acknowledges that such risks are becoming more complex and frequent. As part of its enterprise-level risk management assessment process, the Company has implemented a cybersecurity program to identify, mitigate, and respond to risks associated with cyber threats and to protect the confidentiality, integrity and availability of Company computer systems.

Risk Management

The aspects of the Company’s risk management approach to cybersecurity include:

•
Annually reviewing and updating cybersecurity policies to ensure alignment with the latest industry standards and regulatory requirements. The specific aspects of the Company's program are informed by guidelines outlined in various accepted frameworks, including the Cybersecurity Framework (“CSF”) issued by the National Institute of Standards and Technology Framework (“NIST”), an agency of the United States Department of Commerce.

•
Maintaining a dedicated cybersecurity team under the direction of the Company's Chief Information Officer (“CIO”) that has expertise related to data and network security, data governance, and risk management.

•
Conducting vulnerability assessments to identify and mitigate potential security risks. These assessments include network scans, penetration testing, and security audits performed by internal resources or qualified third-party providers.

•
Requiring all employees to participate in cybersecurity training and awareness programs including annual cybersecurity training and monthly phishing campaigns. These programs educate employees on how to recognize and respond to cyber threats and develop best practices for maintaining a strong security culture.

•
Monitoring information channels from trusted security information sources to stay abreast of developing cybersecurity concerns that may affect the Company or its operations.

•
Reviewing the security protocols of new third-party service providers to ensure acceptable levels of security are documented and maintained.

•
Maintaining an incident response retainer with a respected cybersecurity firm to ensure timely response and forensic capabilities.

Despite the Company's efforts, cyber attacks, unauthorized access, security breaches, ransomware, social engineering attacks or other cyber incidents could materially affect the Company and disrupt its business. Potential consequences of a successful cyber attack or cybersecurity incident could include remediation costs, disruption of manufacturing capabilities, legal costs, increased cybersecurity protection costs, lost revenues, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company's competitiveness, stock price, and long-term shareholder value. While the Company is regularly exposed to such malicious threats, none of these threats, individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this report.

Incident Response Procedures

The Company’s cybersecurity incident response plan is a critical component of the overall cybersecurity strategy. This plan outlines the procedures and actions to be taken in the event of a cybersecurity incident to minimize impact and ensure a swift recovery. Key elements of the Company's incident response plan include:

•
Incident discovery and confirmation: the Company has established clear protocols for identifying and reporting suspected cybersecurity incidents. Employees are trained to recognize potential incidents and report them immediately to the Company's IT security team.
•
Incident assessment and classification: upon receiving a report of a potential incident, the Company's IT security team conducts a thorough assessment to determine the nature and severity of the incident. Incidents are classified based on their impact and risk level.
•
Containment and continuity: once an incident is confirmed, the Company takes immediate steps to contain and mitigate its impact. which may involve isolating affected systems, applying security patches, or implementing other remedial actions.
•
Eradication and recovery: after containment, the Company works to eradicate the root cause of the incident and restore affected systems to normal operation, which includes evicting threat actors, removing malware, repairing vulnerabilities, and validating system integrity.
•
Communication and reporting: the Company maintains clear communication channels to keep all relevant stakeholders informed throughout the incident response process, which includes internal communication with employees and external communication with customers, regulators, and other parties as necessary.
•
Post-incident review and improvement: following the resolution of an incident, the Company conducts a post-incident review to identify lessons learned and areas for improvement, which helps enhance incident response capabilities and prevent future incidents.

Governance

As part of its oversight responsibilities as it relates to the Company’s overall risk management, the Company’s Board of Directors has designated cybersecurity oversight as a full board responsibility. The Board of Directors is mindful to have members with cybersecurity expertise represented on the Board of Directors. The CIO provides monthly reports to the Board of Directors regarding cybersecurity related matters and presents cybersecurity updates to the full Board of Directors at each Board meeting. The Board of Directors also participates in regular training and educational efforts to stay current on relevant cybersecurity related topics.

The Company’s CIO reports directly to the Company's CEO and is responsible for managing, designing, and implementing all aspects of the Company’s day-to-day cybersecurity programs and initiatives. The CIO and the dedicated cybersecurity team have appropriate levels of expertise, certifications, and previous work experience to effectively develop and oversee the Company’s cybersecurity efforts.

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

Lindsay Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN. As of October 21, 2024, there were approximately 134 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the year ended August 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
June 1, 2024 to June 30, 2024	18,893	$112.11	18,893	$43,859
July 1, 2024 to July 31, 2024	21,841	$111.20	21,841	$41,430
August 1, 2024 to August 31, 2024	—	—	—	$41,430
Total	40,734	$111.62	40,734	$41,430

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

Dividends

The Company paid a total of $15.5 million and $15.1 million in dividends during fiscal 2024 and 2023, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P SmallCap 600 Construction, Farm Machinery and Heavy Transportation Equipment Index for the five-year period ended August 31, 2024. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2019 and the graph shows its relative performance through August 31, 2024.

	8/19	8/20	8/21	8/22	8/23	8/24
Lindsay Corporation	100.00	114.71	190.76	187.41	146.48	148.12
S&P SmallCap 600 Index	100.00	99.45	153.12	134.56	142.01	166.59
S&P 600 Construction Machinery & Heavy Transportation Equipment	100.00	113.23	144.30	138.89	190.31	243.18

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

Company Overview

The Company manufactures and markets center pivot, lateral move, and hose reel irrigation systems. The Company also produces and markets irrigation controls, chemical injection systems, remote monitoring and irrigation scheduling systems. These products are used by farmers to increase or stabilize crop production while conserving water, energy, and labor. Through its acquisitions and third-party commercial arrangements, the Company has been able to enhance its capabilities in providing innovative, turn-key solutions to customers through the integration of designs, controls, and pump stations. The Company sells its irrigation products primarily to a world-wide independent dealer network, who resell to their customers, the farmers. The Company’s irrigation production facilities are located in the United States, Brazil, Türkiye, France, China and South Africa, and also has distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. The Company also manufactures and markets, through distributors and direct sales to customers, various infrastructure products, including moveable barrier systems for traffic lane management, crash cushions, preformed reflective pavement tapes, and other road safety devices, through its production facilities in the United States and Italy, and has produced road safety products in irrigation manufacturing facilities in China, Brazil and Türkiye. In addition, the Company’s infrastructure segment produces railroad signals and structures.

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, food security concerns and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. In November 2021, the Infrastructure Investment and Jobs Act was enacted and included a five-year reauthorization of the Fixing America's Surface Transportation (FAST) Act. This legislation also introduced $110 billion in incremental federal funding planned for roads, bridges, and other transportation projects, which the Company anticipates may support higher demand for its transportation safety products.

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

Financial Overview and Outlook

Operating revenues in fiscal 2024 were $607.1 million, a 10 percent decrease compared to $674.1 million in the prior year. Irrigation segment revenues decreased 12 percent to $513.9 million and infrastructure segment revenues increased 6 percent to $93.2 million. Net earnings for fiscal 2024 decreased 8 percent to $66.3 million or $6.01 per diluted share compared with $72.4 million or $6.54 per diluted share in the prior year. The impact on net earnings of lower irrigation revenues was partially offset by higher infrastructure revenues that carry a favorable margin mix and by higher other income, driven by an increase in interest income and favorable foreign currency translation results, and by a lower effective income tax rate resulting from the realization of certain tax credits.

The global drivers for the Company’s irrigation segment are population growth and the attendant need for expanded food production and efficient water use. The need for irrigated agricultural crop production, which depends upon many factors, include the following primary drivers:

•
Agricultural commodity prices - As of August 2024, corn prices were approximately 19 percent lower and soybean prices approximately 29 percent lower, when compared to August 2023. The reduction in commodity prices is due primarily to higher production levels anticipated in calendar 2024 that are resulting in increased supply and higher commodity inventory levels. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels and the ongoing conflict between Ukraine and Russia, which is in addition to demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.

•
Net farm income - As of August 2024, the U.S. Department of Agriculture (the “USDA”) estimated U.S. 2024 net farm income to be $140.0 billion, a decrease of 4 percent from the USDA’s final U.S. 2023 net farm income of $146.5 billion. This projected decrease is resulting primarily from a reduction in government support payments and cash receipts for crops that is being partially offset by lower input costs.
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
•
Governmental policies - A number of government laws and regulations can impact the Company’s business, including:
o
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. In November 2023, Congress voted to extend the Farm Bill through September 30, 2024, at which date it expired without new legislation or another extension. It is expected that Congress will address the Farm Bill when it returns to session after the November 2024 elections and before benefits run out at the end of the calendar year.
o
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2024, the allowable deduction is 60 percent of the cost of equipment and in calendar 2025 the allowable deduction will drop to 40 percent.
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

U.S. net farm income levels in calendar 2023, although lower than historically high 2022 levels, supported farmer profitability and demand for investment in the first half of fiscal 2024. However, the forecasted decline in estimated 2024 net farm income has led to tempered demand for irrigation equipment during the second half of fiscal 2024, and is expected to continue into at least fiscal 2025 until the outlook for net farm income may improve. The Company has been able to maintain its pricing for irrigation equipment while inflationary pressure on steel and other raw material costs, as well as freight and logistics costs, have moderated.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. The Company continues to monitor the Ukraine and Russia conflict for both short and long-term implications and has suspended new business activity in Russia and Belarus since February 2022. Sales with Russian, Ukrainian, and Belarusian customers have historically represented less than 5 percent of consolidated revenues. Additionally, international results are heavily dependent upon project sales which tend to fluctuate and can be difficult to forecast accurately. In May 2024, the Company announced a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the Middle East and North Africa (MENA) region. The project is valued at over $100 million in revenue, with equipment deliveries beginning in the fourth quarter of fiscal 2024 and expected to continue through the first quarter of fiscal 2026.

In the infrastructure business, demand for the Company's transportation safety products largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act ("IIJA") in November 2021 marked the largest infusion of federal investment into infrastructure projects in more than a decade. This legislation introduced $110 billion in incremental federal funding, planned for roads, bridges, and other transportation projects, which the Company anticipates may translate into higher demand for its transportation safety products as funds are appropriated and states begin to implement projects. This additional funding has supported an increase in Road Zipper System™ leasing revenues that the Company realized in fiscal 2024. The federal programs under IIJA run through September 2026 with funding extending up to two years beyond that date.

As of August 31, 2024, the Company had an order backlog of $180.9 million compared with $78.7 million at August 31, 2023. Included in these backlogs are amounts of $36.5 million and $3.8 million, respectively, for orders that are not expected to be fulfilled within the subsequent twelve months. The backlog in both segments was higher compared to the prior year, with the increase in irrigation backlog resulting from the addition of the large project in the MENA region. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2024 Compared to Fiscal 2023” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 18, Industry Segment Information, to the consolidated financial statements. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on October 19, 2023, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2024 Compared to Fiscal 2023

The following table provides highlights for fiscal 2024 compared with fiscal 2023:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2024	2023	(decrease)
Consolidated
Operating revenues	$607,074	$674,084	(10%)
Cost of operating revenues	$416,019	$461,069	(10%)
Gross profit	$191,055	$213,015	(10%)
Gross margin	31.5%	31.6%
Operating expenses (1)	$114,447	$110,831	3%
Operating income	$76,608	$102,184	(25%)
Operating margin	12.6%	15.2%
Other income (expense)	$2,442	$(1,809)	(235%)
Income tax expense	$12,793	$27,996	(54%)
Effective income tax rate	16.2%	27.9%
Net earnings	$66,257	$72,379	(8%)
Irrigation segment (2)
Operating revenues	$513,896	$586,031	(12%)
Operating income	$87,547	$121,969	(28%)
Operating margin	17.0%	20.8%
Infrastructure segment (2)
Operating revenues	$93,178	$88,053	6%
Operating income	$18,995	$12,067	57%
Operating margin	20.4%	13.7%

(1)
Includes corporate general and administrative expenses of $29.9 million and $31.8 million for fiscal 2024 and 2023, respectively.
(2)
See Note 18 Industry Segment Information, to the consolidated financial statements, for further details regarding segments.

Revenues

Operating revenues in fiscal 2024 were $607.1 million, a decrease of 10 percent or $67.0 million, compared to $674.1 million in fiscal 2023. Irrigation segment revenues of $513.9 million, decreased $72.1 million, or 12 percent, and infrastructure revenues increased $5.1 million, or 6 percent, compared to the prior fiscal year. The irrigation segment provided 85 percent of Company revenue in fiscal 2024 as compared to 87 percent in fiscal 2023.

North America irrigation revenues in fiscal 2024 were $302.1 million, a decrease of 2 percent or $7.4 million, from $309.5 million in fiscal 2023. Higher unit sales volume in the current year was more than offset by lower sales of replacement parts, the impact of a less favorable mix of shorter machines, and slightly lower average selling prices compared to the prior fiscal year.

International irrigation revenues in fiscal 2024 were $211.7 million, a decrease of 23 percent or $64.7 million, from $276.5 million in fiscal 2023. The decrease resulted primarily from lower sales volumes in Brazil and other Latin America markets compared to the prior fiscal year. In Brazil, market demand declined due to a significant drop in local commodity prices that had a negative impact on farmer profitability and liquidity. This decrease was partially offset by higher revenues from project sales in developing markets compared to the prior fiscal year. The impact of foreign currency translation on current year revenues was not meaningful compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2024 were $93.2 million, an increase of $5.1 million, or 6 percent, from $88.1 million in fiscal 2023. The increase was primarily attributable to higher Road Zipper System lease revenues, which were partially offset by lower Road Zipper System project sales and lower sales of road safety products compared to the prior fiscal year.

Gross Profit

Gross profit was $191.1 million for fiscal 2024, a decrease of $21.9 million, or 10 percent, compared to $213.0 million for fiscal 2023. The decrease in gross profit resulted primarily from lower revenues in irrigation. Gross margin was 31.5 percent of sales for fiscal 2024 compared to 31.6 percent of sales for fiscal 2023. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System lease revenues compared to the prior fiscal year. This favorable impact was offset by lower irrigation gross margin resulting from a decrease in revenues without a corresponding reduction in fixed operating costs.

Operating Expenses

The Company’s operating expenses of $114.4 million for fiscal 2024 increased $3.6 million, or 3 percent, compared to fiscal 2023 operating expenses of $110.8 million. Increased selling expense was partially offset by cost reductions in other areas compared to the prior fiscal year.

Other Income (Expense), net

Other income amounted to $2.4 million in fiscal 2024 compared to other expense of $1.8 million in fiscal 2023. The change resulted primarily from a $2.4 million increase in interest income and a reduction in interest expense of $0.6 million compared to the prior fiscal year. The current year was also impacted by the unfavorable effects of foreign currency transaction gains and losses of approximately $0.6 million compared to the prior fiscal year.

Income Taxes

The Company recorded income tax expense of $12.8 million and $28.0 million for fiscal 2024 and 2023, respectively. Lower income tax expense in the current fiscal year resulted from lower earnings before income tax as well as a lower effective tax rate compared to the prior fiscal year. The effective tax rate was 16.2 percent and 27.9 percent for fiscal 2024 and 2023, respectively. The lower effective tax rate in the current fiscal year reflects the impact of one-time benefits in Brazil totaling $5.9 million along with a decreased proportion of earnings in higher rate foreign jurisdictions compared to the prior fiscal year. The impact of other discrete items in fiscal 2024 and 2023 was not significant.

Net Earnings

Net earnings for fiscal 2024 were $66.3 million, or $6.01 per diluted share, compared to $72.4 million, or $6.54 per diluted share, for fiscal 2023.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $190.9 million at August 31, 2024 compared with cash, cash equivalents, and marketable securities of $166.3 million at August 31, 2023. The increase resulted from the excess of cash provided by operating activities over the cash used in investing and financing activities. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $84.3 million and $64.6 million as of August 31, 2024, and 2023, respectively. The Company considers earnings of foreign subsidiaries to be indefinitely reinvested, and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $367.4 million at August 31, 2024 as compared with $351.4 million at August 31, 2023. Cash flows provided by operating activities totaled $95.8 million during the year ended August 31, 2024 compared to $119.7 million provided by operating activities during the prior fiscal year. The decrease in cash flows provided by operating activities resulted from lower net earnings and a lower reduction in working capital compared to the prior fiscal year.

Cash flows used in investing activities totaled $25.9 million during the year ended August 31, 2024 compared to $47.4 million during the prior fiscal year. Capital spending was $29.0 million in fiscal 2024 compared to $18.8 million in fiscal 2023. Fiscal 2023 also included outflows of $30.8 million for the acquisition of a business.

Cash flows used in financing activities totaled $38.6 million during the year ended August 31, 2024 compared to $17.3 million during the prior fiscal year. During the current fiscal year, the Company repurchased $22.5 million of common stock.

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

Capital Expenditures

Capital expenditures for fiscal 2025 are expected to range from approximately $50 million to $55 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2024, the Company paid cash dividends of $1.41 per common share or $15.5 million to stockholders as compared to $1.37 per common share or $15.1 million to stockholders in fiscal 2023.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company repurchased $22.5 million of common shares during the year ended August 31, 2024. There were no shares repurchased during the years ended August 31, 2023 and 2022. The remaining amount available under the repurchase program was $41.4 million as of August 31, 2024.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2024 and 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2024, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended to transition the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.67 percent at August 31, 2024), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2024) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2024 and 2023, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2024, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Türkiye, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of earnings for the year ended August 31, 2024, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $3.3 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchanges, option contracts, or cross currency swaps for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. At August 31, 2024, the Company had an outstanding foreign currency forward contract to sell a notional amount of 144.8 million South African rand at fixed prices to settle during the next fiscal quarter.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2024 and August 31, 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and August 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 24, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate

Evaluation of product warranty accrual

As discussed in Notes 1 and 17 to the consolidated financial statements, the Company’s product warranty accrual as of August 31, 2024 was $14.2 million. The Company warrants a portion of its products against certain manufacturing and other defects and estimates the amount of warranty accrual based on various factors, including historical warranty costs and sales.

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

Omaha, Nebraska
October 24, 2024

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2024	2023	2022
Operating revenues	$607,074	$674,084	$770,743
Cost of operating revenues	416,019	461,069	571,565
Gross profit	191,055	213,015	199,178

Operating expenses:
Selling expense	39,905	36,201	33,920
General and administrative expense	57,419	56,412	55,470
Engineering and research expense	17,123	18,218	15,145
Total operating expenses	114,447	110,831	104,535

Operating income	76,608	102,184	94,643

Other income (expense):
Interest expense	(3,234)	(3,788)	(4,269)
Interest income	5,189	2,783	622
Other income (expense), net	487	(804)	(3,128)
Total other income (expense)	2,442	(1,809)	(6,775)

Earnings before income taxes	79,050	100,375	87,868

Income tax expense	12,793	27,996	22,399

Net earnings	$66,257	$72,379	$65,469

Earnings per share:
Basic	$6.04	$6.58	$5.97
Diluted	$6.01	$6.54	$5.94

Shares used in computing earnings per share:
Basic	10,976	11,003	10,965
Diluted	11,017	11,062	11,031

Cash dividends declared per share	$1.41	$1.37	$1.33

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2024	2023	2022
Net earnings	$66,257	$72,379	$65,469
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	83	306	566
Foreign currency translation adjustment, net of hedging activities and tax	(9,149)	(24)	(3,839)
Unrealized gain (loss) on marketable securities, net of tax	75	181	(267)
Total other comprehensive (loss) income, net of tax (benefit) expense of ($277), ($855), and $1,399	(8,991)	463	(3,540)
Total comprehensive income	$57,266	$72,842	$61,929

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$190,879	$160,755
Marketable securities	—	5,556
Receivables, net of allowance of $5,151 and $5,048, respectively	116,601	144,774
Inventories, net	154,453	155,932
Other current assets	31,279	20,467
Total current assets	493,212	487,484

Property, plant, and equipment, net	112,815	99,681
Intangible assets, net	25,366	27,719
Goodwill	84,194	83,121
Operating lease right-of-use assets	15,693	17,036
Deferred income tax assets	14,431	10,885
Other noncurrent assets	14,521	19,734
Total assets	$760,232	$745,660

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,417	$44,278
Current portion of long-term debt	228	226
Other current liabilities	88,171	91,604
Total current liabilities	125,816	136,108

Pension benefits liabilities	4,167	4,382
Long-term debt	114,994	115,164
Operating lease liabilities	15,541	17,689
Deferred income tax liabilities	678	689
Other noncurrent liabilities	18,143	15,977
Total liabilities	279,339	290,009

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 19,124 and 19,094 shares issued at August 31, 2024 and 2023, respectively	19,124	19,094
Capital in excess of stated value	104,369	98,508
Retained earnings	687,093	636,297
Less treasury stock - at cost, 8,277 and 8,083 shares, respectively	(299,692)	(277,238)
Accumulated other comprehensive loss, net	(30,001)	(21,010)
Total shareholders' equity	480,893	455,651
Total liabilities and shareholders' equity	$760,232	$745,660

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2021	18,991	8,083	$18,991	$86,495	$528,130	$(277,238)	$(17,933)	$338,445
Comprehensive income:
Net earnings					65,469			65,469
Other comprehensive loss							(3,540)	(3,540)
Total comprehensive income								61,929
Cash dividends ($1.33) per share					(14,599)			(14,599)
Issuance of common shares under share compensation plans, net	72		72	2,053				2,125
Share-based compensation expense				5,458				5,458
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings					72,379			72,379
Other comprehensive income							463	463
Total comprehensive income								72,842
Cash dividends ($1.37) per share					(15,082)			(15,082)
Issuance of common shares under share compensation plans, net	31		31	(2,027)				(1,996)
Share-based compensation expense				6,529				6,529
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings					66,257			66,257
Other comprehensive loss							(8,991)	(8,991)
Total comprehensive income								57,266
Cash dividends ($1.41) per share					(15,461)			(15,461)
Repurchase of common stock		194				(22,454)		(22,454)
Issuance of common shares under share compensation plans, net	30		30	(531)				(501)
Share-based compensation expense				6,392				6,392
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$66,257	$72,379	$65,469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,200	19,282	20,178
Provision for uncollectible accounts receivable	694	881	903
Deferred income taxes	(3,895)	—	(2,063)
Share-based compensation expense	6,392	6,529	5,458
Foreign currency transaction (gain) loss	(971)	1,126	2,274
Other, net	450	1,569	695
Changes in assets and liabilities:
Receivables	23,478	(4,926)	(47,514)
Inventories	(765)	40,954	(53,803)
Other current assets	(9,543)	4,693	1,220
Accounts payable	(5,958)	(15,274)	13,832
Other current liabilities	(8,200)	(9,135)	186
Other noncurrent assets and liabilities	6,622	1,629	(3,787)
Net cash provided by operating activities	95,761	119,707	3,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,979)	(18,775)	(15,595)
Purchases of marketable securities available-for-sale	(18,831)	(4,932)	(18,468)
Proceeds from maturities of marketable securities available-for-sale	24,633	10,982	25,968
Acquisition of business, net of cash acquired	—	(30,842)	—
Other investing activities, net	(2,764)	(3,850)	(855)
Net cash used in investing activities	(25,941)	(47,417)	(8,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(22,454)	—	—
Dividends paid	(15,461)	(15,082)	(14,599)
Common stock withheld for payroll tax obligations	(1,575)	(2,471)	(1,181)
Proceeds from exercise of stock options	479	32	2,894
Other financing activities, net	370	222	194
Net cash used in financing activities	(38,641)	(17,299)	(12,692)

Effect of exchange rate changes on cash and cash equivalents	(1,055)	716	(3,465)
Net change in cash and cash equivalents	30,124	55,707	(22,059)
Cash and cash equivalents, beginning of period	160,755	105,048	127,107
Cash and cash equivalents, end of period	$190,879	$160,755	$105,048

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	22,285	20,305	15,738
Interest paid	3,315	3,907	3,811

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

Irrigation Segment

The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (“M2M”) communication technology solutions and mobile device applications. The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas. Internationally, the Company has production operations in Brazil, France, China, Türkiye and South Africa as well as distribution and sales operations in the Netherlands, Egypt, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

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

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. The Company uses the straight-line amortization method over the vesting period of the awards and records forfeitures as they occur. The Company has historically issued shares upon exercise of stock options or vesting of restricted stock units or performance stock units.

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

The Company’s allowance for all expected credit losses related to outstanding receivables amounted to $5.2 million and $5.0 million at August 31, 2024 and 2023, respectively. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment. Rates used for depreciation are based principally on the following expected lives: buildings – 15 to 40 years; equipment – 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines -- 8 to 10 years; leased barriers – 12 years; other – 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2024, 2023, and 2022. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2024, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2024, the Company performed a qualitative analysis of other intangible assets and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2024, the Company’s derivative counterparties had investment grade credit ratings.

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

Translation of Foreign Currency

The Company’s portion of the assets and liabilities related to foreign investments are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average rates of exchange prevailing during the year. Unrealized foreign currency translation gains or losses are reflected within shareholders’ equity as accumulated other comprehensive income or loss.

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

Recent Accounting Guidance Not Yet Adopted

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt this ASU in its fiscal 2026.

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

The Company elected the practical expedient of treating shipping and handling costs associated with outbound freight as a fulfillment obligation instead of a separate performance obligation. Shipping and handling fees billed to the customer are reported as revenue and recorded in the same period as the associated fulfillment costs. Customer rebates, cash discounts and other sales incentives are recorded as a reduction of revenues in the period in which the sale is recognized.

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $97.9 million and $1.5 million at August 31, 2024 and 2023, respectively. The balance of unsatisfied performance obligations at August 31, 2024 is expected to be satisfied within the next twelve to eighteen months.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the standalone selling price of each distinct good or service in the contract. For most performance obligations, the standalone selling price is directly observable as these goods or services are also sold separately by the Company. For performance obligations where the standalone selling price is not directly observable, the Company determines the standalone selling price using information that may include market conditions and other observable inputs.

The Company’s performance obligations are satisfied at either a point in time or over time depending on the measure of progress applied toward the complete satisfaction in the transfer of control of the related goods and services to the customer.

Revenue recognized at a point in time is derived from the sale of equipment and related parts. Revenue recognition for equipment and parts is generally recognized at a point in time upon transfer of control of the goods to the customer, which usually happens upon shipment of goods to the customer.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2024, 2023 and 2022, is as follows:

	Year ended August 31, 2024
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$485,790	$64,821	$550,611
Over time	28,106	5,539	33,645
Revenue from the contracts with customers	513,896	70,360	584,256

Lease revenue	—	22,818	22,818
Total operating revenues	$513,896	$93,178	$607,074

	Year ended August 31, 2023
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$559,826	$69,540	$629,366
Over time	26,205	6,334	32,539
Revenue from the contracts with customers	586,031	75,874	661,905

Lease revenue	—	12,179	12,179
Total operating revenues	$586,031	$88,053	$674,084

	Year ended August 31, 2022
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$643,169	$88,681	$731,850
Over time	22,660	5,753	28,413
Revenue from the contracts with customers	665,829	94,434	760,263

Lease revenue	—	10,480	10,480
Total operating revenues	$665,829	$104,914	$770,743

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

At August 31, 2024 and 2023, contract assets amounted to $3.3 million and $1.3 million, respectively. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2024, and 2023, contract liabilities amounted to $21.5 million and $20.5 million, respectively. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2024, the Company recognized $17.8 million of revenue that was included in the liability as of August 31, 2023. The revenue recognized was due to performance obligations being completed during the year. Amounts included here exclude deferred lease revenues that are included within other current liabilities.

Note 4 – Acquisitions

FieldWise, LLC

On July 28, 2023 (the "acquisition date"), the Company completed the acquisition of the membership interests of FieldWise, LLC ("FieldWise"). FieldWise is a market leader in agricultural technology products with a focus on subscription-based, precision irrigation solutions. The purchase price of $32.7 million was financed through an all cash transaction from the Company's cash on hand.

The following table summarizes the final purchase price allocation for the acquisition of FieldWise.

($ in thousands)	Total
Cash and cash equivalents	$1,779
Accounts receivable	376
Inventories	2,651
Property and equipment	2,443
Deferred tax asset	94
Intangible assets	11,400
Goodwill	16,593
Accounts payable and accrued liabilities	(228)
Deferred revenues	(2,132)
Non-current deferred revenues	(235)
Total purchase price	32,741

During the post-acquisition period, the Company recorded measurement period adjustments to the preliminary recorded values assigned to certain Company assets acquired as of the acquisition date. These adjustments were the product of final working capital adjustments with the seller and are incorporated within the values noted in the table above. These adjustments did not have a material impact on the Company's consolidated financial statements.

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

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2024, 2023, and 2022:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net earnings	$66,257	$72,379	$65,469
Denominator:
Weighted average shares outstanding	10,976	11,003	10,965
Diluted effect of stock equivalents	41	59	66
Weighted average shares outstanding assuming dilution	11,017	11,062	11,031

Basic net earnings per share	$6.04	$6.58	$5.97
Diluted net earnings per share	$6.01	$6.54	$5.94

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for fiscal 2024, 2023, and 2022.

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2024	2023
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $594 and $620	$(1,888)	(1,971)
Foreign currency translation, net of hedging activities, net of tax expense of $3,542 and $3,868	(28,113)	(18,948)
Unrealized loss on marketable securities, net of tax benefit of $0 and $23	—	(91)
Total accumulated other comprehensive loss	$(30,001)	$(21,010)

Note 7 – Income Taxes

For financial reporting purposes, earnings before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2024	2023	2022
United States	$40,497	$40,066	$34,465
Foreign	38,553	60,309	53,403
Earnings before income taxes	$79,050	$100,375	$87,868

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2024	2023	2022
Current:
Federal	$9,743	$8,119	$5,678
State	2,331	1,690	1,310
Foreign	4,614	18,187	17,474
Total current	16,688	27,996	24,462
Deferred:
Federal	(2,310)	(684)	244
State	(370)	(76)	34
Foreign	(1,215)	760	(2,341)
Total deferred	(3,895)	—	(2,063)
Total income tax provision	$12,793	$27,996	$22,399

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2024		2023		2022
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$16,601	21.0	$21,079	21.0	$18,452	21.0
State and local taxes, net of federal tax benefit	1,471	1.9	1,259	1.3	1,069	1.2
Foreign tax rate differences	1,658	2.1	6,017	6.0	3,318	3.8
NOLs	(1,349)	(1.7)	—	—	—	—
U.S. tax reform	—	—	(103)	(0.1)	313	0.4
Deferred tax asset valuation allowance	—	—	(610)	(0.6)	—	—
Federal credits	(1,256)	(1.6)	(445)	(0.4)	(444)	(0.6)
Uncertain tax benefits	(221)	(0.3)	(84)	(0.1)	(369)	(0.4)
Capital gains	—	—	529	0.5	—	—
International credits	(4,386)	(5.5)	—	—	—	—
Other	275	0.3	354	0.3	60	0.1
Effective rate	$12,793	16.2	$27,996	27.9	$22,399	25.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2024	2023
Deferred tax assets:
Accrued expenses	9,879	$11,467
Warranty	3,432	3,433
Defined benefit pension plan	1,188	1,253
Inventory	2,825	2,749
Share-based compensation	1,920	1,722
Vacation	1,202	935
Net operating loss and capital loss carry forwards	1,264	189
Deferred revenue	1,329	1,379
Allowance for doubtful accounts	1,343	1,338
Lease liabilities	3,712	3,656
Capitalized research and development expenditures	3,867	2,009
Net investment hedges	41	—
Other	1,392	1,490
Gross deferred tax assets	33,394	31,620
Valuation allowance	(534)	(491)
Net deferred tax assets	$32,860	$31,129

Deferred tax liabilities:
Intangible assets	$(4,802)	$(5,085)
Property, plant, and equipment	(11,398)	(12,718)
Lease assets	(2,907)	(2,844)
Net investment hedges	—	(286)
Total deferred tax liabilities	$(19,107)	$(20,933)

Net deferred tax assets	$13,753	$10,196

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the year ended August 31, 2024, the Company recorded tax benefits totaling $5.9 million in Brazil, which are not expected to repeat in future periods. The impact of other discrete items in fiscal 2024, 2023, and 2022 was not significant. As of August 31, 2024 and 2023, the Company had a valuation allowance of $0.5 million related to deferred tax assets in a jurisdiction where the Company does not expect to realize the deferred benefit.

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

The amount of unrecognized tax benefits at August 31, 2024 and 2023 did not have a material impact on the Company's consolidated financial statements. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2020. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to six years.

Note 8 - Inventories

	August 31,
($ in thousands)	2024	2023
Raw materials and supplies	$84,725	$83,908
Work in process	10,192	7,820
Finished goods and purchased parts	80,877	86,793
Total inventory value before LIFO adjustment	175,794	178,521
Less adjustment to LIFO value	(21,341)	(22,589)
Inventories, net	$154,453	$155,932

Of the $154.5 million and $155.9 million of inventories at August 31, 2024, and 2023, respectively, $42.7 million and $42.1 million, respectively was valued on the last-in, first-out ("LIFO") basis, and $111.8 million and $113.8 million, respectively was valued on first-in, first-out ("FIFO") or average cost methods.

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2024	2023
Operating property, plant, and equipment:
Land	$7,291	$6,144
Buildings	58,145	57,606
Machinery and equipment	105,061	99,466
Furniture and fixtures	9,157	8,807
Computer hardware and software	27,907	26,684
Construction in progress	24,854	8,238
Total operating property, plant, and equipment	232,415	206,945
Accumulated depreciation	(139,892)	(130,923)
Total operating property, plant, and equipment, net	92,523	76,022
Property held for lease:
Machines	15,914	16,398
Barriers	32,286	34,398
Total property held for lease	48,200	50,796
Accumulated depreciation	(27,908)	(27,137)
Total property held for lease, net	20,292	23,659
Property, plant, and equipment, net	$112,815	$99,681

Depreciation expense was $14.8 million, $13.9 million, and $13.5 million for fiscal 2024, 2023, and 2022, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2024 and August 31, 2023 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2022	51,747	15,383	67,130
Acquisition of FieldWise	15,589	—	15,589
Foreign currency translation	35	367	402
Balance as of August 31, 2023	67,371	15,750	83,121
FieldWise purchase accounting adjustments	1,004	—	1,004
Foreign currency translation	(23)	92	69
Balance as of August 31, 2024	$68,352	$15,842	$84,194

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2024 and 2023 are included in the table below.

	August 31,
	2024			2023
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Definite lived intangible assets:
Patents and developed technology	2.9	$29,308	$(25,460)	3.1	$28,658	$(24,402)
Customer relationships	6.7	26,037	(16,470)	6.8	26,030	(14,506)
Indefinite lived intangible assets:
Tradenames	N/A	11,951	—	N/A	11,939	—
Total	5.6	$67,296	$(41,930)	5.7	$66,627	$(38,908)

Amortization expense for amortizable intangible assets was $2.9 million, $2.0 million, and $2.0 million for fiscal 2024, 2023, and 2022, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2025	$2,200
2026	1,564
2027	1,564
2028	1,528
2029	1,124
Thereafter	5,435
$13,415

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite lives at August 31, 2024. No impairment losses were indicated as a result of the annual impairment testing for fiscal 2024, 2023 and 2022.

Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2024	2023
Other current liabilities:
Compensation and benefits	$21,673	$24,957
Contract liabilities	20,496	18,800
Warranties	14,180	14,535
Dealer related liabilities	9,072	9,629
Tax related liabilities	6,544	9,187
Operating lease liabilities	3,623	3,028
Deferred revenue - lease	2,740	2,830
Accrued insurance	1,053	1,163
Accrued environmental liabilities	462	1,287
Other	8,328	6,188
Total other current liabilities	$88,171	$91,604

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2024 and 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2024, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. The Revolving Credit Facility was amended in 2021, which changed the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the SOFR plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 6.67 percent at August 31, 2024), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2024) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2024 and 2023, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $0.5 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (2.06 percent as of August 31, 2024 through maturity). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2024	2023
Series A Senior Notes	$115,000	$115,000
Elecsys Series 2006A Bonds	492	710
Total debt	115,492	115,710
Less current portion	(228)	(226)
Less debt issuance costs	(270)	(320)
Total long-term debt	$114,994	$115,164

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$228
2 years	233
3 years	31
Thereafter	115,000
$115,492

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the consolidated balance sheet. Such fixed lease payments are recognized within the consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2024 and 2023.

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

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2024	2023
Operating lease cost (cost resulting from lease payments)	$4,386	$4,114
Variable lease cost (cost excluded from lease payments)	567	536
Total lease cost	$4,953	$4,650

Operating cash outflows from operating leases	$4,593	$4,205
Weighted average lease term - operating leases	7.4 years	8.3 years
Weighted average discount rate - operating leases	3.7%	3.5%

Supplemental balance sheet information related to operating leases are as follows:

		August 31,
($ in thousands)	Classification	2024	2023
Operating lease ROU assets	Operating lease right-of-use assets	$15,693	$17,036

Operating lease short-term liabilities	Other current liabilities	3,623	3,028
Operating lease long-term liabilities	Operating lease liabilities	15,541	17,689
Total lease liabilities		$19,164	$20,717

The minimum lease payments under operating leases expiring subsequent to August 31, 2024 are as follows:

Fiscal year ending	$ in thousands
2025	$4,486
2026	3,640
2027	2,841
2028	2,028
2029	1,704
Thereafter	7,710
Total lease payments	22,409
Less: interest	3,245
Present value of lease liabilities	$19,164

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2024 and 2023, respectively:

	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$190,879	$—	$—	$190,879
Marketable securities:
Corporate bonds	—	—	—	—
U.S. treasury securities	—	—	—	—
Derivative asset	—	603	—	603
Derivative liability	—	(777)	—	(777)
	August 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,755	$—	$—	$160,755
Marketable securities:
Corporate bonds	—	4,095	—	4,095
U.S. treasury securities	—	1,461	—	1,461
Derivative asset	—	1,672	—	1,672
Derivative liability	—	(457)	—	(457)

The carrying value of long-term debt (including current portion) was $115.5 million and $115.7 million at August 31, 2024 and 2023, respectively. The fair value of this debt was estimated to be $105.5 million and $102.0 million as of August 31, 2024 and 2023, respectively, based on current market rates as of the respective year-ends.

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

The Company has entered into various cross currency swaps that mature between the second quarter of fiscal 2026 and the third quarter of fiscal 2027 with a total notional amount of $100.0 million, or €91.7 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the consolidated balance sheets. The fair value of these contracts as of August 31, 2024, is included in the table above as either derivative assets or derivative liabilities.

During fiscal 2024, the Company settled foreign currency forward contracts resulting in a net loss of $0.1 million which were recorded in the consolidated statements of earnings. At August 31, 2024 the Company had an outstanding foreign currency forward contract to sell a notional amount of 144.8 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of August 31, 2024 and 2023, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at August 31, 2024 and 2023.

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

The following table summarizes the environmental remediation liability classifications included in the consolidated balance sheets as of August 31, 2024 and 2023:

($ in thousands)	August 31,
Balance sheet location	2024	2023
Other current liabilities	$462	$1,287
Other noncurrent liabilities	10,167	10,175
Total environmental remediation liabilities	$10,629	$11,462

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.4 million, $1.3 million, and $1.2 million for the years ended August 31, 2024, 2023, and 2022, respectively.

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

As of August 31, 2024 and 2023, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$4,912	$5,422
Interest cost	232	211
Actuarial loss (gain)	83	(191)
Benefits paid	(530)	(530)
Benefit obligation at end of year	$4,697	$4,912

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2024	2023
Other current liabilities	$530	$530
Other non-current liabilities	4,167	4,382
Net amount recognized	$4,697	$4,912

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2024	2023
Net actuarial loss	$(2,482)	$(2,591)

For the years ended August 31, 2024 and 2023, the Company assumed a discount rate of 5.1 percent and 5.0 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2024, 2023, and 2022, the Company assumed a discount rate of 5.0 percent, 4.1 percent, and 2.6 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2024	2023	2022
Interest cost	$232	$211	$156
Net amortization and deferral	191	211	255
Total	$423	$422	$411

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2025 will be $0.2 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2025	$513
2026	501
2027	487
2028	472
2029	455
Thereafter	2,269
$4,697

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2024	2023
Product warranty accrual balance, beginning of period	$14,535	$14,080
Liabilities accrued for warranties during the period	7,951	10,911
Warranty claims paid during the period	(8,306)	(10,456)
Changes in estimates	—	—
Product warranty accrual balance, end of period	$14,180	$14,535

Warranty costs were $8.0 million, $10.9 million, and $10.7 million for fiscal 2024, 2023, and 2022, respectively.

Note 18 – Industry Segment Information

The Company manages its business activities in two reportable segments: Irrigation and Infrastructure. The accounting policies of the two reportable segments are the same as those described in Note 1 – Description of Business and Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed.

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

The Company has no single major customer representing ten percent or more of its total revenues during fiscal 2024, 2023, or 2022.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

($ in thousands)	2024	2023	2022
Operating revenues:
Irrigation:
North America	$302,148	$309,538	$355,683
International	211,748	276,493	310,146
Irrigation total	513,896	586,031	665,829
Infrastructure	93,178	88,053	104,914
Total operating revenues	$607,074	$674,084	$770,743

Operating income:
Irrigation	$87,547	$121,969	$105,763
Infrastructure	18,995	12,067	18,328
Corporate	(29,934)	(31,852)	(29,448)
Total operating income	76,608	102,184	94,643

Total other income (expense)	2,442	(1,809)	(6,775)
Earnings before income taxes	$79,050	$100,375	$87,868

Total capital expenditures:
Irrigation	$24,720	$13,043	$10,679
Infrastructure	4,207	5,287	3,798
Corporate	52	445	1,118
	$28,979	$18,775	$15,595
Depreciation and amortization:
Irrigation	$14,480	$12,834	$13,011
Infrastructure	4,396	4,023	3,781
Corporate	2,324	2,425	3,386
	$21,200	$19,282	$20,178

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2024		2023		2022
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$338,429	56	$347,238	52	$394,080	51
International	268,645	44	326,846	48	376,663	49
Total revenues	$607,074	100	$674,084	100	$770,743	100

	For the years ended August 31,
($ in thousands)	2024		2023		2022
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$89,175	79	$76,428	77	$70,643	75
International	23,640	21	23,253	23	23,829	25
Total long-lived assets	$112,815	100	$99,681	100	$94,472	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2024, the Company’s share-based compensation plan was the 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2015 Plan was approved by the shareholders of the Company, and became effective on January 26, 2015, and replaced the Company’s 2010 Long Term Incentive Plan. At August 31, 2024, all outstanding awards were granted under the 2015 Plan.

The 2015 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2015 Plan is 626,968 shares, exclusive of any forfeitures from the 2010 Long-Term Incentive Plan. At August 31, 2024, 152,646 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2015 Plan. All stock awards will be counted against the 2015 Plan in a 1 to 1 ratio. The 2015 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2024, 2023, and 2022:

	For the years ended August 31,
($ in thousands)	2024	2023	2022
Share-based compensation expense included in cost of operating revenues	$183	$183	$257

Engineering and research	190	232	210
Selling	650	632	577
General and administrative	5,473	5,651	4,637
Share-based compensation expense included in operating expenses	6,313	6,515	5,424
Total share-based compensation expense	6,496	6,698	5,681
Tax benefit	(1,527)	(1,574)	(1,335)
Share-based compensation expense, net of tax	$4,969	$5,124	$4,346

As of August 31, 2024, there was $7.7 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest evenly over a three year period. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The table below shows the annual weighted average assumptions used for valuation purposes.

	Grant year
	Fiscal 2024	Fiscal 2023	Fiscal 2022
Risk-free interest rate	4.8%	4.4%	1.2%
Dividend yield	1.2%	0.9%	0.9%
Expected life (years)	5	5	5
Volatility	37.8%	35.7%	33.8%
Weighted average grant-date fair value of options granted	$44.22	$55.53	$41.80

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

The following table summarizes stock option activity for fiscal 2024:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2023	118,470	$115.96	6.6	$2,139
Granted	31,199	120.54
Exercised	(5,217)	91.87		217
Forfeited/cancelled	(2,276)	141.58		6
Stock options outstanding at August 31, 2024	142,176	$117.44	6.4	$2,075
Stock options exercisable at August 31, 2024	90,964	$108.34	5.1	$1,968

There were 19,995, 19,617, and 47,222 outstanding stock options that vested during fiscal 2024, 2023, and 2022, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands, except fair value amounts)	2024	2023	2022
Intrinsic value of stock options exercised	$217	$23	$1,737
Cash received from stock option exercises	$479	$32	$2,894
Tax benefit realized from stock option exercises	$18	$1	$140
Weighted average grant-date fair value of stock options vested	$27.14	$40.66	$34.19

Restricted stock units – The restricted stock units have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest ratably over a three-year period. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes restricted stock unit activity for fiscal 2024:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2023	41,572	$108.54
Granted	33,558	119.85
Vested	(20,072)	137.91
Forfeited / Cancelled	(2,477)	131.95
Restricted stock units outstanding at August 31, 2024	52,581	$131.12

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2024, 2023, and 2022, outstanding restricted stock units included 4,742, 4,039, and 4,412 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $2.3 million and $3.7 million for each of the years ended August 31, 2024 and 2023, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.6 million, $2.5 million, and $1.2 million for each of the years ended August 31, 2024, 2023, and 2022, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2024:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2023	37,510	$151.67
Granted	21,248	141.63
Vested	(10,892)	127.16
Forfeited / cancelled	(1,444)	154.48
Performance stock units outstanding at August 31, 2024	46,422	$152.67

Performance stock units outstanding as of August 31, 2024 and issued during fiscal 2024, 2023, and 2022 include performance goals based on a return on invested capital and total shareholder return ("TSR") relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2024, 2023, and 2022 performance stock units that vested represented 13,893, 18,688, and 18,998 respectively, of actual shares of common stock issued.

The fair value of the TSR portion of the awards granted in fiscal 2024, 2023, and 2022 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant year
	Fiscal 2024	Fiscal 2023	Fiscal 2022
Expected term (years)	3	3	3
Risk-free interest rate	4.9%	4.5%	0.7%
Volatility	34.6%	38.6%	39.1%
Dividend yield	1.2%	0.9%	0.9%

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

During the year ended August 31, 2024, the Company repurchased 194 thousand shares of its common stock under the program in open market transactions for $22.5 million, including excise taxes of $0.2 million. There were no shares repurchased during the year ended August 31, 2023. As of August 31, 2024, the repurchased shares were held as treasury stock and $41.4 million of the authorization remained available for future share repurchases.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2024.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 24, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management`s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
October 24, 2024

ITEM 9B — Other Information

None.

ITEM 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2024. Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2024.

Insider Trading – The Company has adopted a Policy Concerning Restrictions on Insider Trading that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Policy Concerning Restrictions on Insider Trading is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2024 (there were no equity compensation plans not approved by security holders as of August 31, 2024):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	236,437	$117.44	152,646
Total	236,437	$117.44	152,646

(1)
Plans approved by stockholders include the Company’s 2010 and 2015 Long-Term Incentive Plans. While certain share-based awards remain outstanding under the Company’s 2010 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.
(2)
Column (a) includes (i) 46,422 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2024, and (ii) 47,839 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2024. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

(a)(2) Financial Statement Schedule.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2024, 2023, and 2022

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2024:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$5,048	694	—	591	$5,151
Deferred tax asset valuation allowance (2)	491	—	43	—	534
Year ended August 31, 2023:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$4,118	881	—	(49)	$5,048
Deferred tax asset valuation allowance (2)	1,203	—	—	(712)	491
Year ended August 31, 2022:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$3,422	903	—	207	$4,118
Deferred tax asset valuation allowance (2)	1,091	—	112	—	1,203

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
10.1

Lindsay Corporation 2015 Long-Term Incentive Plan and forms of award agreements, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015.†

10.2

First Amendment to Lindsay Corporation 2015 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022.†

10.3**

Lindsay Corporation Management Incentive Plan (MIP), 2024 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.†

10.4	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.†
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

10.13

Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.†

10.14

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020.†

10.15	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†

10.16

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.17

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. †

10.18	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.19	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.20

Lindsay Corporation Directors Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.

19*	Lindsay Corporation Policy Concerning Restrictions on Insider Trading
21*	Subsidiaries of the Company
23*	Consent of KPMG LLP
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2024 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of October, 2024.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of October, 2024.

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