Form 10-Q
period 2024-11-30
LINDSAY CORP
filed 2025-01-07
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 6, 2025, 10,867,314 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2024	November 30, 2023
Operating revenues	$166,281	$161,358
Cost of operating revenues	116,315	111,453
Gross profit	49,966	49,905

Operating expenses:
Selling expense	10,211	9,817
General and administrative expense	15,008	14,662
Engineering and research expense	3,864	4,352
Total operating expenses	29,083	28,831

Operating income	20,883	21,074

Other income (expense):
Interest expense	(752)	(877)
Interest income	1,245	1,068
Other income (expense), net	658	(270)
Total other income (expense)	1,151	(79)

Earnings before income taxes	22,034	20,995

Income tax expense	4,870	5,976

Net earnings	$17,164	$15,019

Earnings per share:
Basic	$1.58	$1.36
Diluted	$1.57	$1.36

Shares used in computing earnings per share:
Basic	10,853	11,017
Diluted	10,903	11,059

Cash dividends declared per share	$0.36	$0.35

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2024	November 30, 2023
Net earnings	$17,164	$15,019
Other comprehensive loss:
Defined benefit pension plan adjustment, net of tax	37	36
Foreign currency translation adjustment, net of hedging activities and tax	(6,359)	(163)
Unrealized gain on marketable securities, net of tax	—	37
Total other comprehensive loss, net of tax expense (benefit) of $608 and ($166), respectively	(6,322)	(90)
Total comprehensive income	$10,842	$14,929

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2024	November 30, 2023	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$194,066	$159,381	$190,879
Marketable securities	—	16,278	—
Receivables, net of allowance of $5,046, $5,052, and $5,151, respectively	120,875	143,049	116,601
Inventories, net	158,255	164,144	154,453
Other current assets	28,948	18,450	31,279
Total current assets	502,144	501,302	493,212

Property, plant, and equipment:
Cost	286,670	265,337	280,615
Less accumulated depreciation	(168,688)	(161,519)	(167,800)
Property, plant, and equipment, net	117,982	103,818	112,815

Intangibles, net	24,591	27,005	25,366
Goodwill	83,941	84,029	84,194
Operating lease right-of-use assets	15,009	17,544	15,693
Deferred income tax assets	12,375	12,712	14,431
Other noncurrent assets	14,959	17,508	14,521
Total assets	$771,001	$763,918	$760,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$53,185	$52,242	$37,417
Current portion of long-term debt	229	227	228
Other current liabilities	76,435	89,502	88,171
Total current liabilities	129,849	141,971	125,816

Pension benefits liabilities	4,101	4,308	4,167
Long-term debt	114,948	115,120	114,994
Operating lease liabilities	14,824	17,746	15,541
Deferred income tax liabilities	646	695	678
Other noncurrent liabilities	18,174	17,218	18,143
Total liabilities	282,542	297,058	279,339

Shareholders' equity:

Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,145, 19,115, and 19,124 shares issued, respectively	19,145	19,115	19,124
Capital in excess of stated value	104,995	98,628	104,369
Retained earnings	700,345	647,455	687,093
Less treasury stock - at cost, 8,277, 8,083, and 8,277 shares, respectively	(299,703)	(277,238)	(299,692)
Accumulated other comprehensive loss, net	(36,323)	(21,100)	(30,001)
Total shareholders' equity	488,459	466,860	480,893
Total liabilities and shareholders' equity	$771,001	$763,918	$760,232

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	15,019	—	—	15,019
Other comprehensive loss	—	—	—	—	—	—	(90)	(90)
Total comprehensive income	—	—	—	—	—	—	—	14,929
Cash dividends ($0.35) per share	—	—	—	—	(3,861)	—	—	(3,861)
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common shares under share compensation plans, net	21	—	21	(1,483)	—	—	—	(1,462)
Share-based compensation expense	—	—	—	1,603	—	—	—	1,603
Balance at November 30, 2023	19,115	8,083	$19,115	$98,628	$647,455	$(277,238)	$(21,100)	$466,860

Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	17,164	—	—	17,164
Other comprehensive loss	—	—	—	—	—	—	(6,322)	(6,322)
Total comprehensive income	—	—	—	—	—	—	—	10,842
Cash dividends ($0.36) per share	—	—	—	—	(3,912)	—	—	(3,912)
Repurchase of common stock	—	—	—	—	—	(11)	—	(11)
Issuance of common shares under share compensation plans, net	21	—	21	(1,351)	—	—	—	(1,330)
Share-based compensation expense	—	—	—	1,977	—	—	—	1,977
Balance at November 30, 2024	19,145	8,277	$19,145	$104,995	$700,345	$(299,703)	$(36,323)	$488,459

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2024	November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,164	$15,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,412	5,307
Provision for uncollectible accounts receivable	62	71
Deferred income taxes	1,589	(1,666)
Share-based compensation expense	1,977	1,603
Unrealized foreign currency transaction (gain) loss	(511)	79
Other, net	(217)	73
Changes in assets and liabilities:
Receivables	(6,442)	1,689
Inventories	(5,968)	(7,970)
Other current assets	1,251	2,762
Accounts payable	16,656	7,087
Other current liabilities	(9,978)	(4,263)
Other noncurrent assets and liabilities	608	2,081
Net cash provided by operating activities	21,603	21,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(9,142)	(6,941)
Purchases of marketable securities	—	(12,992)
Proceeds from maturities of marketable securities	—	2,325
Proceeds from settlement of net investment hedge	835	—
Payments for settlement of net investment hedge	(98)	—
Other investing activities, net	(401)	(593)
Net cash used in investing activities	(8,806)	(18,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,912)	(3,861)
Common stock withheld for payroll tax obligations	(1,450)	(1,575)
Other financing activities, net	52	56
Net cash used in financing activities	(5,310)	(5,380)

Effect of exchange rate changes on cash and cash equivalents	(4,300)	335
Net change in cash and cash equivalents	3,187	(1,374)
Cash and cash equivalents, beginning of period	190,879	160,755
Cash and cash equivalents, end of period	$194,066	$159,381

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

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

Recent Accounting Guidance Adopted

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities - Supplier Finance Programs, which requires annual and interim disclosures for entities that finance its purchases with supplier finance programs. The Company adopted these amendments in its fiscal 2024 and 2025. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for interim periods beginning after December 15, 2024. The Company plans to adopt this ASU in its fiscal 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt this ASU in its fiscal 2026.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2024 and 2023 is as follows:

	Three months ended
	November 30, 2024
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$139,368	$12,102	$151,470
Over time	7,719	1,358	9,077
Revenue from the contracts with customers	147,087	13,460	160,547
Lease revenue	—	5,734	5,734
Total operating revenues	$147,087	$19,194	$166,281

	Three months ended
	November 30, 2023
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$131,201	$12,951	$144,152
Over time	8,967	1,231	10,198
Revenue from the contracts with customers	140,168	14,182	154,350
Lease revenue	—	7,008	7,008
Total operating revenues	$140,168	$21,190	$161,358

Further disaggregation of revenue is disclosed in Note 13 – Industry Segment Information.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $73.8 million at November 30, 2024. The balance of unsatisfied performance obligations at November 30, 2024 is expected to be satisfied within the next twelve months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2024, November 30, 2023, and August 31, 2024, contract assets amounted to $3.1 million, $0.7 million, and $3.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2024, November 30, 2023, and August 31, 2024, contract liabilities amounted to $18.6 million, $21.7 million, and $21.5 million, respectively. Contract liabilities are included within other current liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2024 and 2023, the Company recognized $9.6 million and $7.9 million of revenue that were included in the liabilities as of August 31, 2024 and 2023, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2024 and 2023:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2024	November 30, 2023
Numerator:
Net earnings	$17,164	$15,019

Denominator:
Weighted average shares outstanding	10,853	11,017
Diluted effect of stock awards	50	42
Weighted average shares outstanding assuming dilution	10,903	11,059

Basic net earnings per share	$1.58	$1.36
Diluted net earnings per share	$1.57	$1.36

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three months ended November 30, 2024 and 2023.

Note 4 – Income Taxes

The Company recorded income tax expense of $4.9 million and $6.0 million for the three months ended November 30, 2024 and 2023, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 22.0 percent and 28.0 percent for the three months ended November 30, 2024 and 2023, respectively. The decrease in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items for the three months ended November 30, 2024 and 2023 was not significant.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2024, November 30, 2023, and August 31, 2024:

($ in thousands)	November 30, 2024	November 30, 2023	August 31, 2024
Raw materials and supplies	$87,861	$87,082	$84,725
Work in process	12,369	10,777	10,192
Finished goods and purchased parts, net	79,365	88,043	80,877
Total inventory value before LIFO adjustment	179,595	185,902	175,794
Less adjustment to LIFO value	(21,340)	(21,758)	(21,341)
Inventories, net	$158,255	$164,144	$154,453

Of the $158.3 million, $164.1 million, and $154.5 million of net inventories at November 30, 2024, November 30, 2023, and August 31, 2024, respectively, $40.8 million, $44.2 million, and $42.7 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $117.5 million, $119.9 million, and $111.8 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2024	November 30, 2023	August 31, 2024
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	434	654	492
Total debt	115,434	115,654	115,492
Less current portion	(229)	(227)	(228)
Less unamortized debt issuance costs	(257)	(307)	(270)
Total long-term debt	$114,948	$115,120	$114,994

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$229
2 years	205
Thereafter	115,000
$115,434

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2024, November 30, 2023, and August 31, 2024. There were no transfers between any levels for the periods presented.

	November 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$194,066	$—	$—	$194,066
Marketable securities:
Corporate bonds	—	—	—	—
U.S. treasury securities	—	—	—	—
Derivative assets	—	1,897	—	1,897
Derivative liabilities	—	(156)	—	(156)

	November 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	159,381	—	—	159,381
Marketable securities:
Corporate bonds	—	11,271	—	11,271
U.S. treasury securities	—	5,007	—	5,007
Derivative assets	—	1,001	—	1,001
Derivative liabilities	—	(588)	—	(588)

	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$190,879	$—	$—	$190,879
Marketable securities:
Corporate bonds	—	—	—	—
U.S. treasury securities	—	—	—	—
Derivative assets	—	603	—	603
Derivative liabilities	—	(777)	—	(777)

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

The Company has entered into various cross currency swaps that mature between the first quarter of fiscal 2027 and the first quarter of fiscal 2028 with a total notional amount of $150.0 million, or €140.1 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of November 30, 2024, is included in the table above as either derivative assets or derivative liabilities. During the three months ended November 30, 2024 and 2023, the Company recognized translation gains of $1.9 million and losses of $0.6 million, respectively, within other comprehensive income related to its net investment hedges.

At November 30, 2024, the Company had an outstanding foreign currency forward contract to sell a notional amount of 139.3 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2024 or 2023.

Note 8 – Commitments and Contingencies

In the ordinary course of its business operations, the Company enters into arrangements that obligate it to make future payments under contracts such as lease agreements. Additionally, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, business disputes and other legal proceedings. The Company has established accruals for certain proceedings based on an assessment of probability of loss. The Company believes that any such currently-pending proceedings are either covered by insurance or would not have a material effect on the business or its condensed consolidated financial statements if decided in a manner that is unfavorable to the Company. Such proceedings are exclusive of environmental remediation matters which are discussed separately below.

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

Following the March 2019 filing of a qui tam lawsuit (as amended, the “FCA Lawsuit”) by an individual relator (the “Relator”) on behalf of the United States and 12 individual states, in the United States District Court for the Northern District of New York (the “U.S. District Court”), the Department of Justice, Civil Division and the U.S. Attorney's Office for the Northern District of New York (the “U.S. Attorney’s Office”) proceeded to initiate an investigation into the Relator’s allegations relating to the Company's X-Lite end terminal and potential violations of the False Claims Act. On September 28, 2023, the U.S. Attorney’s Office submitted a letter motion (the “Letter Motion”) informing the U.S. District Court that the United States had investigated the Relator’s allegations and now sought to move to dismiss the FCA Lawsuit as it had “determined that dismissal is commensurate with the public interest because the claims lack merit and the matter does not warrant the continued expenditure of resources to pursue or monitor the action.” The U.S. Attorney’s Office also noted that it had “been advised by counsel for the 12 states that the states [had] no objection to the U.S. District Court declining to exercise supplemental jurisdiction over the remaining state claims and to dismissing those claims without prejudice to the states.” On October 2, 2023, the U.S. District Court granted the Letter Motion and indicated that a motion to dismiss could be filed without further order or pre-motion conference. On October 12, 2023, after the Relator proceeded to file his own notice of voluntary dismissal, the U.S. Attorney’s Office filed its notice of consent to the Relator’s voluntary dismissal. On October 26, 2023, the U.S. District Court ordered the dismissal of the FCA Lawsuit without prejudice as to the Relator, the United States, and each of the 12 state plaintiffs.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of November 30, 2024, $8.0 million, was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at November 30, 2024.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2024, November 30, 2023, and August 31, 2024:

($ in thousands)	November 30, 2024	November 30, 2023	August 31, 2024
Other current liabilities	$509	$509	$462
Other noncurrent liabilities	10,123	10,172	10,167
Total environmental remediation liabilities	$10,632	$10,681	$10,629

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2024	November 30, 2023
Product warranty accrual balance, beginning of period	$14,180	$14,535
Liabilities accrued for warranties during the period	1,278	1,569
Warranty claims paid during the period	(1,997)	(1,850)
Product warranty accrual balance, end of period	$13,461	$14,254

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.9 million and $1.6 million for the three months ended November 30, 2024 and 2023, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2024 and 2023:

	Three months ended
	November 30, 2024		November 30, 2023
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	43,011	$42.19	31,199	$44.22
RSUs	31,525	$117.11	26,685	$116.71
PSUs	28,280	$133.30	21,248	$141.61

The RSUs granted during the three months ended November 30, 2024 and 2023 included 3,516 and 2,861, respectively, that will be settled in cash. The weighted average stock price on the date of grant was $121.16 and $120.59 per award for the three months ended November 30, 2024 and 2023, respectively. Share issuances are presented net of shares withheld to cover payroll taxes of $1.5 million and $1.6 million for the three months ended November 30, 2024 and 2023, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2024 and 2023:

	Three months ended November 30,
	2024	2023
Dividend yield	1.2%	1.2%
Volatility	36.8%	37.8%
Risk-free interest rate	4.1%	4.8%
Expected life (years)	5	5

The PSUs granted during fiscal 2025 include performance goals based on a return on invested capital ("ROIC") and total shareholder return ("TSR") relative to the Company's peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the ROIC portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the condensed consolidated financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2024 and 2023 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2024	2023
Expected term (years)	3	3
Risk-free interest rate	4.1%	4.9%
Volatility	35.2%	34.6%
Dividend yield	1.2%	1.2%

Note 11 – Other Current Liabilities

($ in thousands)	November 30, 2024	November 30, 2023	August 31, 2024
Other current liabilities:
Compensation and benefits	$18,006	$16,184	$21,673
Contract liabilities	16,660	19,037	20,496
Warranties	13,461	14,254	14,180
Dealer related liabilities	8,131	10,282	9,072
Tax related liabilities	5,454	12,988	6,544
Operating lease liabilities	3,589	3,437	3,623
Deferred revenue - lease	1,045	3,366	2,740
Accrued insurance	997	1,290	1,053
Accrued environmental liabilities	509	509	462
Other	8,583	8,155	8,328
Total other current liabilities	$76,435	$89,502	$88,171

Note 12 – Share Repurchases

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

During the three months ended November 30, 2024, the amount of common stock repurchased by the Company under the program in open market transactions was immaterial. There were no shares repurchased during the three months ended November 30, 2023. As of November 30, 2024, the repurchased shares were held as treasury stock and $41.4 million of the authorization remained available for future share repurchases.

Note 13 – Industry Segment Information

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues, gross profit and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2024 or 2023.

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

	Three months ended
($ in thousands)	November 30, 2024	November 30, 2023
Operating revenues:
Irrigation:
North America	$77,669	$89,377
International	69,418	50,791
Irrigation total	147,087	140,168
Infrastructure	19,194	21,190
Total operating revenues	$166,281	$161,358

Operating income:
Irrigation	$24,736	$25,307
Infrastructure	4,124	3,619
Corporate	(7,977)	(7,852)
Total operating income	20,883	21,074

Interest and other expense, net	1,151	(79)
Earnings before income taxes	$22,034	$20,995

Note 14 – Subsequent Events

On December 19, 2024, the Company completed the acquisition of a 49.9% non-controlling minority interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes, for $7.3 million, inclusive of direct transaction costs. The acquisition of the minority interest was accompanied by a call option that, if exercised, would allow the Company to acquire the remainder of Pessl's outstanding shares based on Pessl's future earnings at certain dates between approximately three and five years after the date of the acquisition.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2024.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2024 were $166.3 million, an increase of 3 percent compared to $161.4 million for the three months ended November 30, 2023. Irrigation segment revenues increased 5 percent to $147.1 million and infrastructure segment revenues decreased 9 percent to $19.2 million. Net earnings for the three months ended November 30, 2024 were $17.2 million, or $1.57 per diluted share, compared to net earnings of $15.0 million, or $1.36 per diluted share, for the three months ended November 30, 2023. While operating income was similar to the prior year, net earnings were positively impacted by higher other income, driven primarily by an increase in interest income and favorable foreign currency translation results, and by a lower effective income tax rate.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of November 2024, U.S. corn prices have decreased approximately 8 percent and U.S. soybean prices have decreased approximately 27 percent from November 2023. The reduction in commodity prices is due primarily to higher production levels in calendar 2024 that are resulting in increased supply and higher commodity inventory levels. Agriculture commodity prices continue to fluctuate based on supply factors such as global production and inventory levels and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – As of December 2024, the U.S. Department of Agriculture (the “USDA”) estimated 2024 U.S. net farm income to be $140.7 billion, a decrease of 4 percent from 2023 U.S. net farm income of $146.7 billion. This projected decrease is resulting primarily from a reduction in government support payments and cash receipts for crops that is being partially offset by lower input costs.
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
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2024, the allowable deduction is 60 percent of the cost of equipment and in calendar 2025 the allowable deduction drops to 40 percent.
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

The forecasted decline in estimated 2024 net farm income led to tempered demand for irrigation equipment which is expected to continue until the outlook for net farm income improves. The Company has been able to maintain its pricing for irrigation equipment for the most part, while inflationary pressure on steel and other raw material costs, as well as freight and logistics costs, have moderated.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the Middle East and North Africa (MENA) region. The project is valued at over $100 million in revenue, with equipment deliveries expected to continue throughout fiscal 2025.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act ("IIJA") in November 2021 introduced $110 billion in incremental federal funding for roads, bridges, and other transportation projects, which the Company anticipates may support higher demand for its transportation safety products as states utilize these funds in construction projects. The federal programs under IIJA run through September 2026 with funding anticipated to extend up to two years beyond that date.

The backlog of unshipped orders at November 30, 2024 was $168.2 million compared with $86.8 million at November 30, 2023. Included in these backlogs are amounts of $17.4 million and $2.8 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The backlog in both segments was higher compared to the prior year, with the increase in irrigation backlog resulting from the addition of the large project in the MENA region. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended November 30, 2024 compared to the Three Months ended November 30, 2023

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2024 and 2023. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	November 30, 2024	November 30, 2023	Percent Change
Consolidated
Operating revenues	$166,281	$161,358	3%
Gross profit	$49,966	$49,905	0%
Gross margin	30.0%	30.9%

Operating expenses (1)	$29,083	$28,831	1%
Operating income	$20,883	$21,074	(1%)
Operating margin	12.6%	13.1%

Other income (expense), net	$1,151	$(79)	(1557%)
Income tax expense	$4,870	$5,976	(19%)
Overall income tax rate	22.1%	28.5%
Net earnings	$17,164	$15,019	14%

Irrigation Segment
Segment operating revenues	$147,087	$140,168	5%
Segment operating income	$24,736	$25,307	(2%)
Segment operating margin	16.8%	18.1%

Infrastructure Segment
Segment operating revenues	$19,194	$21,190	(9%)
Segment operating income	$4,124	$3,619	14%
Segment operating margin	21.5%	17.1%

(1)
Includes $8.0 million and $7.9 million of corporate operating expenses for the three months ended November 30, 2024 and 2023, respectively.

Revenues

Operating revenues for the three months ended November 30, 2024 increased 3 percent to $166.3 million from $161.4 million for the three months ended November 30, 2023, as irrigation revenues increased $6.9 million and infrastructure revenues decreased $2.0 million. The irrigation segment provided 88 percent of the Company’s revenue during the three months ended November 30, 2024 as compared to 87 percent for the three months ended November 30, 2023.

North America irrigation revenues for the three months ended November 30, 2024 of $77.7 million decreased $11.7 million, or 13 percent, from $89.4 million for the three months ended November 30, 2023. The decrease resulted primarily from lower unit sales volume, as well as a less favorable mix of shorter machines, and slightly lower average selling prices compared to the prior year. An anticipated reduction in net farm income for calendar 2024 has resulted in lower demand for irrigation equipment.

International irrigation revenues for the three months ended November 30, 2024 of $69.4 million increased $18.6 million, or 37 percent, from $50.8 million for the three months ended November 30, 2023. The increase resulted primarily from revenues related to shipments for a large project in the MENA region, along with higher sales in Europe and other parts of Latin America compared to the prior year. This increase was partially offset by lower sales in Brazil, where market demand remains lower than the prior year due to lower local commodity prices that have had a negative impact on farmer profitability and liquidity. The current year also includes an unfavorable impact of foreign currency translation of $2.1 million compared to the prior year.

Infrastructure segment revenues for the three months ended November 30, 2024 of $19.2 million decreased $2.0 million, or 9 percent, from $21.2 million for the three months ended November 30, 2023. The decrease was primarily attributable to a difference in the timing of Road Zipper System lease revenues and lower sales of road safety products compared to the prior year.

Gross Profit

Gross profit for the three months ended November 30, 2024 of $50.0 million was comparable to $49.9 million for the three months ended November 30, 2023. Gross margin was 30.0 percent of sales for the three months ended November 30, 2024 compared with 30.9 percent of sales for the three months ended November 30, 2023. Lower irrigation gross margin resulted from a higher proportion of international irrigation project revenue in the current year that was dilutive to gross margin. This impact was partially offset by higher gross margin in infrastructure resulting from improved manufacturing efficiency and lower operating expenses.

Operating Expenses

Operating expenses of $29.1 million for the three months ended November 30, 2024 increased $0.3 million, or 1 percent, compared with $28.8 million for the three months ended November 30, 2023. Higher administrative and selling expenses were partially offset by lower engineering and research expenses.

Other Income (Expense), net

The Company recorded other income of $1.2 million for the three months ended November 30, 2024 compared to other expense of $0.1 million for the three months ended November 30, 2023. The change resulted primarily from higher foreign currency transaction gains of approximately $0.7 million compared to the prior year. The current year was also favorably impacted by higher interest income and lower interest expense totaling $0.3 million compared to the prior year.

Income Taxes

The Company recorded income tax expense of $4.9 million and $6.0 million for the three months ended November 30, 2024 and 2023, respectively. The effective income tax rate was 22.1 percent and 28.5 percent for the three months ended November 30, 2024 and 2023, respectively. The lower effective income tax rate resulted primarily from an increased proportion of earnings in lower rate foreign jurisdictions compared to the prior year. The impact of discrete items was minimal in both periods.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $194.1 million at November 30, 2024 compared with $190.9 million at August 31, 2024, and cash, cash equivalents, and marketable securities totaled $175.7 million at November 30, 2023. The increase resulted from the excess of cash provided by operating activities over the cash used in investing and financing activities. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $94.1 million, $70.8 million, and $84.3 million as of November 30, 2024, November 30, 2023, and August 31, 2024, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $372.3 million at November 30, 2024, as compared with $359.3 million at November 30, 2023 and $367.4 million at August 31, 2024. Cash provided by operating activities totaled $21.6 million during the three months ended

November 30, 2024, compared to cash provided by operating activities of $21.9 million during the three months ended November 30, 2023. Higher net earnings in the current year were offset by increases in working capital.

Cash flows used in investing activities totaled $8.8 million during the three months ended November 30, 2024 compared to $18.2 million during the three months ended November 30, 2023. Purchases of property, plant, and equipment were $9.1 million, compared to $6.9 million in the prior year. The prior year also included net purchases of marketable securities of $10.7 million, while no such purchases or maturities occurred in the current year.

Cash flows used in financing activities totaled $5.3 million during the three months ended November 30, 2024 and were comparable to cash flows used in financing activities of $5.4 million during the three months ended November 30, 2023.

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

Capital Expenditures

Capital expenditures for fiscal 2025 are expected to be between $35.0 million and $40.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The increase over recent levels of capital expenditures is primarily related to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2025, the Company paid a quarterly cash dividend to stockholders of $0.36 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.35 per common share, or $3.9 million, in the first quarter of fiscal 2024.

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

During the three months ended November 30, 2024, the amount of common stock repurchased by the Company under the program in open market transactions was immaterial. There were no shares repurchased during the three months ended November 30, 2023. As of November 30, 2024, the repurchased shares were held as treasury stock and $41.4 million of the authorization remained available for future share repurchases.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund potential future acquisitions. At November 30, 2024 and 2023, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At November 30, 2024, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.94 percent at November 30, 2024), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at November 30, 2024).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2024 and 2023, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2024.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended November 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
September 1, 2024 to September 30, 2024	100	$113.00	100	$41,419
October 1, 2024 to October 31, 2024	—	$—	—	$41,419
November 1, 2024 to November 30, 2024	—	$—	—	$41,419
Total	100	$113.00	100	$41,419

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

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1*	Lindsay Corporation Management Incentive Plan (MIP) 2025 Plan Year. † **
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of January 2025.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)