Form 10-Q
period 2025-02-28
LINDSAY CORP
filed 2025-04-03
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 1, 2025, 10,865,534 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating revenues	$187,064	$151,519	$353,345	$312,877
Cost of operating revenues	124,576	102,565	240,891	214,018
Gross profit	62,488	48,954	112,454	98,859

Operating expenses:
Selling expense	10,850	9,498	21,062	19,315
General and administrative expense	15,352	13,466	30,360	28,128
Engineering and research expense	4,162	3,892	8,026	8,244
Total operating expenses	30,364	26,856	59,448	55,687

Operating income	32,124	22,098	53,006	43,172

Other income (expense):
Interest expense	(402)	(830)	(1,154)	(1,707)
Interest income	1,843	1,295	3,088	2,363
Other income (expense), net	(351)	134	307	(136)
Total other income (expense)	1,090	599	2,241	520

Earnings before income taxes	33,214	22,697	55,247	43,692

Income tax expense	6,638	4,574	11,508	10,550

Net earnings	$26,576	$18,123	$43,739	$33,142

Earnings per share:
Basic	$2.45	$1.64	$4.03	$3.01
Diluted	$2.44	$1.64	$4.01	$2.99

Shares used in computing earnings per share:
Basic	10,863	11,033	10,858	11,025
Diluted	10,909	11,074	10,906	11,067

Cash dividends declared per share	$0.36	$0.35	$0.72	$0.70

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net earnings	$26,576	$18,123	$43,739	$33,142
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	37	36	74	73
Foreign currency translation adjustment, net of hedging activities and tax	3,792	(583)	(2,581)	(747)
Unrealized gain on marketable securities, net of tax	—	22	14	59
Total other comprehensive income (loss), net of tax expense of $823, $262, $1,431, and $96, respectively	3,829	(525)	(2,493)	(615)
Total comprehensive income	$30,405	$17,598	$41,246	$32,527

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2025	February 29, 2024	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$172,044	$133,415	$190,879
Marketable securities	14,676	17,219	—
Receivables, net of allowance of $5,091, $5,149, and $5,151, respectively	155,440	153,624	116,601
Inventories, net	154,605	167,334	154,453
Other current assets	29,919	29,121	31,279
Total current assets	526,684	500,713	493,212

Property, plant, and equipment:
Cost	295,551	275,340	280,615
Less accumulated depreciation	(170,794)	(164,649)	(167,800)
Property, plant, and equipment, net	124,757	110,691	112,815

Intangibles, net	24,097	26,277	25,366
Goodwill	83,877	84,099	84,194
Operating lease right-of-use assets	17,583	16,755	15,693
Deferred income tax assets	11,930	9,203	14,431
Equity method investment	7,452	—	—
Other noncurrent assets	17,805	17,542	14,521
Total assets	$814,185	$765,280	$760,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,612	$47,903	$37,417
Current portion of long-term debt	231	228	228
Other current liabilities	87,044	81,147	88,171
Total current liabilities	144,887	129,278	125,816

Pension benefits liabilities	4,040	4,234	4,167
Long-term debt	114,903	115,075	114,994
Operating lease liabilities	17,063	16,936	15,541
Deferred income tax liabilities	637	677	678
Other noncurrent liabilities	16,236	16,046	18,143
Total liabilities	297,766	282,246	279,339

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,155, 19,122, and 19,124 shares issued, respectively	19,155	19,122	19,124
Capital in excess of stated value	107,869	101,060	104,369
Retained earnings	723,008	661,715	687,093
Less treasury stock - at cost, 8,289, 8,083, and 8,277 shares, respectively	(301,119)	(277,238)	(299,692)
Accumulated other comprehensive loss, net	(32,494)	(21,625)	(30,001)
Total shareholders' equity	516,419	483,034	480,893
Total liabilities and shareholders' equity	$814,185	$765,280	$760,232

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	33,142	—	—	33,142
Other comprehensive loss	—	—	—	—	—	—	(615)	(615)
Total comprehensive income	—	—	—	—	—	—	—	32,527
Cash dividends ($0.70) per share	—	—	—	—	(7,724)	—	—	(7,724)
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common shares under share compensation plans, net	28	—	28	(783)	—	—	—	(755)
Share-based compensation expense	—	—	—	3,335	—	—	—	3,335
Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034

Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	43,739	—	—	43,739
Other comprehensive loss	—	—	—	—	—	—	(2,493)	(2,493)
Total comprehensive income	—	—	—	—	—	—	—	41,246
Cash dividends ($0.72) per share	—	—	—	—	(7,824)	—	—	(7,824)
Repurchase of common stock	—	12	—	—	—	(1,427)	—	(1,427)
Issuance of common shares under share compensation plans, net	31	—	31	(454)	—	—	—	(423)
Share-based compensation expense	—	—	—	3,954	—	—	—	3,954
Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2023	19,115	8,083	$19,115	$98,628	$647,455	$(277,238)	$(21,100)	$466,860
Comprehensive income:
Net earnings	—	—	—	—	18,123	—	—	18,123
Other comprehensive loss	—	—	—	—	—	—	(525)	(525)
Total comprehensive income	—	—	—	—	—	—	—	17,598
Cash dividends ($0.35) per share		—	—	—	(3,863)	—	—	(3,863)
Repurchase of common stock	—	—	—	—	—	—	—	-
Issuance of common shares under share compensation plans, net	7	—	7	700	—	—	—	707
Share-based compensation expense	—	—	—	1,732	—	—	—	1,732
Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034

Balance at November 30, 2024	19,145	8,277	$19,145	$104,995	$700,345	$(299,703)	$(36,323)	$488,459
Comprehensive income:
Net earnings	—	—	—	—	26,576	—	—	26,576
Other comprehensive income	—	—	—	—	—	—	3,829	3,829
Total comprehensive income	—	—	—	—	—	—		30,405
Cash dividends ($0.36) per share	—	—	—	—	(3,913)	—	—	(3,913)
Repurchase of common stock	—	12	—	—	—	(1,416)	—	(1,416)
Issuance of common shares under share compensation plans, net	10	—	10	897	—	—	—	907
Share-based compensation expense	—	—	—	1,977	—	—	—	1,977
Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,739	$33,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,608	10,574
Provision for uncollectible accounts receivable	97	249
Deferred income taxes	785	1,488
Share-based compensation expense	3,954	3,335
Unrealized foreign currency transaction (gain)	(564)	(94)
Other, net	(122)	150
Changes in assets and liabilities:
Receivables	(40,206)	(9,349)
Inventories	(2,419)	(12,003)
Other current assets	2,874	(7,009)
Accounts payable	20,685	3,792
Other current liabilities	(5,479)	(15,186)
Other noncurrent assets and liabilities	(72)	3,047
Net cash provided by operating activities	33,880	12,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(18,918)	(18,773)
Purchases of marketable securities	(14,676)	(15,042)
Proceeds from maturities of marketable securities	—	3,525
Purchase of equity method investment	(5,815)	—
Proceeds from settlement of net investment hedge	835	—
Payments for settlement of net investment hedge	(98)	—
Other investing activities, net	(559)	(540)
Net cash used in investing activities	(39,231)	(30,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,824)	(7,724)
Common stock withheld for payroll tax obligations	(1,450)	(1,575)
Repurchase of common shares	(1,427)	—
Proceeds from exercise of stock options	668	479
Other financing activities, net	248	229
Net cash used in financing activities	(9,785)	(8,591)

Effect of exchange rate changes on cash and cash equivalents	(3,699)	(55)
Net change in cash and cash equivalents	(18,835)	(27,340)
Cash and cash equivalents, beginning of period	190,879	160,755
Cash and cash equivalents, end of period	$172,044	$133,415

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company plans to adopt this ASU in it its fiscal 2028.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 28, 2025 and February 29, 2024 is as follows:

	Three months ended			Three months ended
	February 28, 2025			February 29, 2024
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$140,268	$33,920	$174,188	$125,241	$12,343	$137,584
Over time	7,871	1,775	9,646	7,777	1,437	9,214
Revenue from the contracts with customers	148,139	35,695	183,834	133,018	13,780	146,798
Lease revenue	—	3,230	3,230	—	4,721	4,721
Total operating revenues	$148,139	$38,925	$187,064	$133,018	$18,501	$151,519

	Six months ended			Six months ended
	February 28, 2025			February 29, 2024
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$279,636	$46,022	$325,658	$257,746	$25,294	$283,040
Over time	15,590	3,133	18,723	15,440	2,668	18,108
Revenue from the contracts with customers	295,226	49,155	344,381	273,186	27,962	301,148
Lease revenue	—	8,964	8,964	—	11,729	11,729
Total operating revenues	$295,226	$58,119	$353,345	$273,186	$39,691	$312,877

Further disaggregation of revenue is disclosed in Note 14 – Business Segments.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $44.2 million at February 28, 2025, almost all of which is expected to be satisfied within the next 12 months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At February 28, 2025, February 29, 2024, and August 31, 2024, contract assets amounted to $2.1 million, $1.1 million, and $3.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 28, 2025, February 29, 2024, and August 31, 2024, contract liabilities amounted to $24.4 million, $18.3 million, and $21.5 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 28, 2025 and February 29, 2024, the Company recognized $13.7 million and $12.1 million of revenue that was included in the liabilities as of August 31, 2024 and 2023, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2025 and February 29, 2024:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Numerator:
Net earnings	$26,576	$18,123	$43,739	$33,142

Denominator:
Weighted average shares outstanding	10,863	11,033	10,858	11,025
Diluted effect of stock awards	46	41	48	42
Weighted average shares outstanding assuming dilution	10,909	11,074	10,906	11,067

Basic net earnings per share	$2.45	$1.64	$4.03	$3.01
Diluted net earnings per share	$2.44	$1.64	$4.01	$2.99

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and six months ended February 28, 2025 and February 29, 2024.

Note 4 – Equity Method Investment

On December 19, 2024, the Company completed its acquisition of a 49.9% non-controlling interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes, for $7.5 million, inclusive of direct transaction costs.

The Company's investment in Pessl is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to Pessl's operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings/losses is recorded within other income (expense), net on the condensed consolidated statements of earnings.

The Company determined that on the date of the minority interest acquisition of Pessl, there were differences between the Company's investment in Pessl and its proportional interest in the equity of Pessl, which represented basis differences between the Company's purchase price and its share of Pessl's net assets as well as residual equity method goodwill that is not amortized. Amortizable basis differences, which are not financially significant, are being amortized over a 5-year period and are also recorded within other income (expense), net on the condensed consolidated statements of earnings.

Note 5 – Income Taxes

The Company recorded income tax expense of $6.6 million and $4.6 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and recorded income tax expense of $11.5 million and $10.6 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 20.9 percent and 26.4 percent for the six months ended February 28, 2025 and February 29, 2024, respectively. The decrease in the estimated annual effective income tax rate relates primarily to the change in earnings mix among domestic and foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items was not significant for the six months ended February 28, 2025 and amounted to an income tax benefit of $1.0 million for the six months ended February 29, 2024.

Note 6 – Inventories

Inventories consisted of the following as of February 28, 2025, February 29, 2024, and August 31, 2024:

($ in thousands)	February 28, 2025	February 29, 2024	August 31, 2024
Raw materials and supplies	$86,621	$89,500	$84,725
Work in process	11,581	10,788	10,192
Finished goods and purchased parts, net	78,193	88,955	80,877
Total inventory value before LIFO adjustment	176,395	189,243	175,794
Less adjustment to LIFO value	(21,790)	(21,909)	(21,341)
Inventories, net	$154,605	$167,334	$154,453

Of the $154.6 million, $167.3 million, and $154.5 million of net inventories at February 28, 2025, February 29, 2024, and August 31, 2024, respectively, $41.3 million, $45.3 million, and $42.7 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $113.3 million, $122.0 million, and $111.8 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2025	February 29, 2024	August 31, 2024
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	377	598	492
Total debt	115,377	115,598	115,492
Less current portion	(231)	(228)	(228)
Less unamortized debt issuance costs	(243)	(295)	(270)
Total long-term debt	$114,903	$115,075	$114,994

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$231
2 years	146
Thereafter	115,000
$115,377

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2025, February 29, 2024, and August 31, 2024. There were no transfers between any levels for the periods presented.

	February 28, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$172,044	$—	$—	$172,044
Marketable securities:
Commercial paper	—	14,676	—	$14,676
Derivative assets	—	5,195	—	$5,195

	February 29, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	133,415	—	—	133,415
Marketable securities:
Corporate bonds	—	10,084	—	10,084
U.S. treasury securities	—	7,135	—	7,135
Derivative assets	—	1,840	—	1,840
Derivative liabilities	—	(391)	—	(391)

	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$190,879	$—	$—	$190,879
Derivative assets	—	603	—	603
Derivative liabilities	—	(777)	—	(777)

The Company’s investments in marketable securities consist of investment grade corporate bonds and commercial paper. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense), net on the condensed consolidated statements of earnings. As of February 28, 2025, all of the Company’s marketable securities investments mature within one year.

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

The Company has entered into various cross currency swaps that mature between the first quarter of fiscal 2027 and the first quarter of fiscal 2028 with a total notional amount of $150.0 million, or €140.1 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of February 28, 2025, is included in the table above as derivative assets. Translation gains and losses are recorded within other comprehensive income related to the Company's net investment hedges. Translation gains were $2.6 million and $0.8 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $4.6 million and $0.2 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

At February 28, 2025, the Company had an outstanding foreign currency forward contract to sell a notional amount of 150.0 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended February 28, 2025 or February 29, 2024.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of February 28, 2025, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at February 28, 2025.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 28, 2025, February 29, 2024, and August 31, 2024:

($ in thousands)	February 28, 2025	February 29, 2024	August 31, 2024
Other current liabilities	$509	$460	$462
Other noncurrent liabilities	10,123	10,172	10,167
Total environmental remediation liabilities	$10,632	$10,632	$10,629

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Product warranty accrual balance, beginning of period	$13,461	$14,254	$14,180	$14,535
Liabilities accrued for warranties during the period	3,204	2,178	4,482	3,747
Warranty claims paid during the period	(2,666)	(2,061)	(4,663)	(3,911)
Product warranty accrual balance, end of period	$13,999	$14,371	$13,999	$14,371

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $2.1 million and $1.8 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $4.1 million and $3.5 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

Note 12 – Other Current Liabilities

($ in thousands)	February 28, 2025	February 29, 2024	August 31, 2024
Other current liabilities:
Contract liabilities	23,283	$16,825	20,496
Compensation and benefits	$19,906	$16,705	$21,673
Warranties	13,999	14,371	14,180
Tax related liabilities	8,546	7,905	6,544
Dealer related liabilities	8,215	10,405	9,072
Operating lease liabilities	3,821	3,415	3,623
Accrued insurance	808	771	1,053
Deferred revenue - lease	542	1,634	2,740
Accrued environmental liabilities	509	460	462
Other	7,415	8,656	8,328
Total other current liabilities	$87,044	$81,147	$88,171

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

During the three and six months ended February 28, 2025, the Company repurchased approximately 12,000 shares of its common stock under the program in open market transactions for $1.4 million, including excise taxes. There were no shares repurchased during the three and six months ended February 29, 2024. As of February 28, 2025, the repurchased shares were held as treasury stock and $40.0 million of the authorization remained available for future share repurchases.

Note 14 – Business Segments

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or six months ended February 28, 2025 or February 29, 2024.

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

	Three months ended		Six months ended
($ in thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating revenues:
Irrigation:
North America	$77,145	$82,845	$154,884	$172,222
International	70,994	50,173	140,342	100,964
Irrigation total	148,139	133,018	295,226	273,186
Infrastructure	38,925	18,501	58,119	39,691
Total operating revenues	$187,064	$151,519	$353,345	$312,877

Operating income:
Irrigation	$27,377	$25,649	$52,111	$50,956
Infrastructure	13,257	3,506	17,381	7,125
Corporate	(8,510)	(7,057)	(16,486)	(14,909)
Total operating income	32,124	22,098	53,006	43,172

Interest and other expense, net	1,090	599	2,241	520
Earnings before income taxes	$33,214	$22,697	$55,247	$43,692

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 28, 2025.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2025 were $187.1 million, an increase of 23 percent compared to $151.5 million for the three months ended February 29, 2024. Irrigation segment revenues for the three months ended February 28, 2025 increased 11 percent to $148.1 million from the same prior year period, while infrastructure segment revenues increased 110 percent to $38.9 million. Net earnings for the three months ended February 28, 2025 were $26.6 million, or $2.44 per diluted share, compared to net earnings of $18.1 million, or $1.64 per diluted share, for the three months ended February 29, 2024. The increase in net earnings and earnings per share was driven primarily by higher operating income, as other income and the effective tax rate were comparable to the same prior year period.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of February 2025, U.S. corn prices have increased approximately 20 percent and U.S. soybean prices have decreased approximately 9 percent from price levels prevailing in February 2024. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – In February 2025, the U.S. Department of Agriculture (the “USDA”) released its initial forecast for 2025 U.S. net farm income, which is estimated to be $180.1 billion, an increase of 29 percent from 2024 U.S. net farm income of $139.1 billion. This forecast anticipates an increase in government support payments expected from supplemental and ad-hoc disaster support programs, while cash receipts from crops are expected to decrease 2 percent. Net farm income for 2024 declined 6 percent from the prior year.
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
•
Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•
In response to recently announced U.S. tariffs on imports from Canada, Mexico, China and other countries, the Company has implemented a comprehensive action plan that includes supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the proposed tariffs is anticipated to result in a marginal increase to the Company's cost of goods, which is expected to be passed through to the market through increased pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to minimize the potential impact of these actions on its business and customers.
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. In December 2024, Congress voted to extend the Farm Bill through September 30, 2025, at which date it will expire without new legislation or another extension.
•
Changes to U.S. income tax laws enacted in December 2017 increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2025, the allowable deduction is 40 percent of the cost of equipment and in calendar 2026 the allowable deduction will drop to 20 percent.
•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. The U.S. Environmental Protection Agency (“EPA”) establishes biofuel volume requirements for the Renewable Fuels Standard (RFS). Under the current RFS rule in place, renewable fuel volume targets for 2025 reflect an increase in total gallons of approximately 4 percent compared to 2024.
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

The forecasted increase in estimated 2025 net farm income is not expected to have a meaningful positive impact on demand for irrigation equipment as the increase results primarily from government support payments while crop receipts are expected to be slightly lower compared to the prior year.

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

The backlog of unshipped orders at February 28, 2025 was $127.0 million compared with $94.2 million at February 29, 2024. Included in these backlogs are amounts of $11.9 million and $20.3 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The increase in backlog is primarily attributed to the large irrigation project in the MENA region. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended February 28, 2025 compared to the Three Months ended February 29, 2024

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2025 and February 29, 2024. It should be read together with the business segments information in Note 14 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	February 28, 2025	February 29, 2024	Percent Change
Consolidated
Operating revenues	$187,064	$151,519	23%
Gross profit	$62,488	$48,954	28%
Gross margin	33.4%	32.3%

Operating expenses (1)	$30,364	$26,856	13%
Operating income	$32,124	$22,098	45%
Operating margin	17.2%	14.6%

Other income (expense), net	$1,090	$599	82%
Income tax expense	$6,638	$4,574	45%
Overall income tax rate	20.0%	20.2%
Net earnings	$26,576	$18,123	47%

Irrigation Segment
Segment operating revenues	$148,139	$133,018	11%
Segment operating income	$27,377	$25,649	7%
Segment operating margin	18.5%	19.3%

Infrastructure Segment
Segment operating revenues	$38,925	$18,501	110%
Segment operating income	$13,257	$3,506	278%
Segment operating margin	34.1%	19.0%

(1)
Includes $8.5 million and $7.1 million of corporate operating expenses for the three months ended February 28, 2025 and February 29, 2024, respectively.

Revenues

Operating revenues for the three months ended February 28, 2025 increased 23 percent to $187.1 million from $151.5 million for the three months ended February 29, 2024, as irrigation revenues increased $15.1 million and infrastructure revenues increased $20.4 million compared to the prior year period. The irrigation segment provided 79 percent of the Company’s revenue during the three months ended February 28, 2025 as compared to 88 percent for the three months ended February 29, 2024.

North America irrigation revenues for the three months ended February 28, 2025 of $77.1 million decreased $5.7 million, or 7 percent, from $82.8 million for the three months ended February 29, 2024. The decrease resulted primarily from lower unit sales volume of irrigation equipment, along with slightly lower average selling prices and lower sales of replacement parts compared to the prior year period. Lower net farm income for calendar 2024 has tempered demand for irrigation equipment.

International irrigation revenues for the three months ended February 28, 2025 of $71.0 million increased $20.8 million, or 42 percent, from $50.2 million for the three months ended February 29, 2024. The increase resulted primarily from revenues related to the large project in the MENA region as well as higher sales in other parts of this region. This increase was partially offset by lower sales in other international markets and the unfavorable impact of foreign currency translation of approximately $4.7 million compared to the prior year period. Unit sales volume in Brazil for the quarter was comparable to the prior year period.

Infrastructure segment revenues for the three months ended February 28, 2025 of $38.9 million increased $20.4 million, or 110 percent, from $18.5 million for the three months ended February 29, 2024. The increase was primarily driven by a large Road Zipper System project, valued at over $20 million, that was delivered in the current year period while leasing revenue and sales of road safety products were slightly lower compared to the prior year period.

Gross Profit

Gross profit for the three months ended February 28, 2025 of $62.5 million increased 28 percent from $49.0 million for the three months ended February 29, 2024. The increase in gross profit resulted primarily from higher revenues in irrigation and infrastructure. Gross margin was 33.4 percent of sales for the three months ended February 28, 2025 compared with 32.3 percent of sales for the three months ended February 29, 2024. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System sales. This favorable impact was partially offset by lower irrigation gross margin resulting from a higher percentage of international project revenue in the current year period that was dilutive to gross margin.

Operating Expenses

Operating expenses of $30.4 million for the three months ended February 28, 2025 increased $3.5 million, or 13 percent, compared with $26.9 million for the three months ended February 29, 2024. The increase was primarily driven by higher incentive compensation expense, partially offset by lower salary and wage expense.

Other Income (Expense), net

The Company recorded other income of $1.1 million and $0.6 million for the three months ended February 28, 2025 and February 29, 2024, respectively. The change resulted primarily from favorable changes in interest income and expense.

Income Taxes

The Company recorded income tax expense of $6.6 million and $4.6 million for the three months ended February 28, 2025 and February 29, 2024, respectively. The effective income tax rate was 20.0 percent and 20.2 percent for the three months ended February 28, 2025 and February 29, 2024, respectively. The current year period effective tax rate reflects a higher proportion of earnings in lower tax rate jurisdictions, while the prior year period effective rate includes a discrete benefit of $1.1 million that did not repeat in the current year period.

For the Six Months ended February 28, 2025 compared to the Six Months ended February 29, 2024

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2025 and February 29, 2024. It should be read together with the business segments information in Note 14 to the condensed consolidated financial statements:

	Six months ended
($ in thousands)	February 28, 2025	February 29, 2024	Percent Change
Consolidated
Operating revenues	$353,345	$312,877	13%
Gross profit	$112,454	$98,859	14%
Gross margin	31.8%	31.6%

Operating expenses (1)	$59,448	$55,687	7%
Operating income	$53,006	$43,172	23%
Operating margin	15.0%	13.8%

Other income (expense), net	$2,241	$520	331%
Income tax expense	$11,508	$10,550	9%
Overall income tax rate	20.8%	24.1%
Net earnings	$43,739	$33,142	32%

Irrigation Segment
Segment operating revenues	$295,226	$273,186	8%
Segment operating income	$52,111	$50,956	2%
Segment operating margin	17.7%	18.7%

Infrastructure Segment
Segment operating revenues	$58,119	$39,691	46%
Segment operating income	$17,381	$7,125	144%
Segment operating margin	29.9%	18.0%
(1)
Includes $16.5 million and $14.9 million of corporate operating expenses for the six months ended February 28, 2025 and February 29, 2024, respectively.

Revenues

Operating revenues for the six months ended February 28, 2025 increased 13 percent to $353.3 million from $312.9 million for the six months ended February 29, 2024, as irrigation revenues increased $22.0 million and infrastructure revenues increased $18.4 million. The irrigation segment provided 84 percent of the Company’s revenue during the six months ended February 28, 2025 as compared to 87 percent for the six months ended February 29, 2024.

North America irrigation revenues for the six months ended February 28, 2025 of $154.9 million decreased $17.3 million, or 10 percent, from $172.3 million for the six months ended February 29, 2024. The decrease resulted primarily from lower unit sales volume, as well as a less favorable mix of shorter machines, and slightly lower average selling prices compared to the prior year period.

International irrigation revenues for the six months ended February 28, 2025 of $140.3 million increased $39.4 million, or 39 percent, from $101.0 million for the six months ended February 29, 2024. The increase resulted primarily from revenues related to shipments for a large project in the MENA region and was partially offset by lower sales volumes in Brazil. In Brazil, market demand has declined due to a significant drop in local commodity prices that has had a negative impact on farmer profitability and liquidity. The current year period was also impacted by the unfavorable effects of foreign currency translation of approximately $6.9 million compared to the prior year period.

Infrastructure segment revenues for the six months ended February 28, 2025 of $58.1 million increased $18.4 million, or 46 percent, from $39.7 million for the six months ended February 29, 2024. The increase was primarily driven by a large Road Zipper System project, valued at over $20 million, that was delivered in the current year period while leasing revenue and sales of road safety products were slightly lower compared to the prior year period.

Gross Profit

Gross profit for the six months ended February 28, 2025 of $112.5 million increased 14 percent from $98.9 million for the six months ended February 29, 2024. The increase in gross profit resulted from higher revenues in irrigation and infrastructure. Gross margin was 31.8 percent of sales for the six months ended February 28, 2025 compared with 31.6 percent of sales for the six months ended February 29, 2024. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System sales. This favorable impact was partially offset by lower irrigation gross margin resulting from a higher percentage of international project revenue in the current year that was dilutive to gross margin.

Operating Expenses

Operating expenses of $59.4 million for the six months ended February 28, 2025 increased $3.8 million compared with $55.7 million for the six months ended February 29, 2024. The increase was driven by higher incentive compensation expense, partially offset by lower salary and wage expense.

Other Income (Expense), net

The Company recorded other income for the six months ended February 28, 2025 of $2.2 million compared to other income of $0.5 million for the six months ended February 29, 2024. The increase in the current year period was driven by favorable changes related to interest income and interest expense. The current year period also includes $0.3 million of foreign currency gains while the same prior year period includes $0.2 million of foreign currency losses.

Income Taxes

The Company recorded income tax expense of $11.5 million and $10.6 million for the six months ended February 28, 2025 and February 29, 2024, respectively. The effective income tax rate was 20.8 percent and 24.1 percent for the six months ended February 28, 2025 and February 29, 2024, respectively. The lower current year period effective tax rate reflects a higher proportion of earnings in low tax jurisdictions, while the prior year period effective rate includes a discrete benefit of $1.1 million that did not repeat in the current year period.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $186.7 million at February 28, 2025 compared with $150.6 million at February 29, 2024 and $190.9 million at August 31, 2024. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities consist of investment grade corporate bonds and commercial paper. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $93.8 million, $57.3 million, and $84.3 million as of February 28, 2025, February 29, 2024, and August 31, 2024, respectively. The Company considers earnings in foreign subsidiaries to be indefinitely reinvested and would need to accrue and pay incremental state, local, and foreign taxes if such earnings were repatriated to the United States. The Company does not intend to repatriate the funds and does not expect these funds to have a significant impact on the Company’s overall liquidity.

Net working capital was $381.8 million at February 28, 2025, as compared with $371.4 million at February 29, 2024 and $367.4 million at August 31, 2024. Cash provided by operating activities totaled $33.9 million during the six months ended February 28, 2025, compared to cash provided by operating activities of $12.1 million during the six months ended February 29, 2024. The current year period included higher net earnings and a more favorable impact of changes in working capital compared to the prior year period.

Cash flows used in investing activities totaled $39.2 million during the six months ended February 28, 2025 compared to $30.8 million during the six months ended February 29, 2024. The current year includes the purchase of a minority interest in Pessl Instruments for $5.8 million. Purchases of property, plant, and equipment were $18.9 million, compared to $18.8 million in the same prior year period.

Cash flows used in financing activities totaled $9.8 million during the six months ended February 28, 2025 compared to cash flows used in financing activities of $8.6 million during the six months ended February 29, 2024. During the current year, the Company repurchased $1.4 million of common stock.

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

Dividends

In the second quarter of fiscal 2025, the Company paid a quarterly cash dividend to stockholders of $0.36 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.35 per common share, or $3.9 million, in the second quarter of fiscal 2024.

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

During the three and six months ended February 28, 2025, the Company repurchased approximately 12,000 shares of its common stock under the program in open market transactions for $1.4 million, inclusive of excise taxes. There were no shares repurchased during the three or six months ended February 29, 2024. As of February 28, 2025, the repurchased shares were held as treasury stock and $40.0 million of the authorization remained available for future share repurchases.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2025 and February 29, 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At February 28, 2025, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.74 percent at February 28, 2025), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at February 28, 2025).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2025 and February 29, 2024, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2025.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended February 28, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
December 1, 2024 to December 31, 2024	—	$—	—	$41,419
January 1, 2025 to January 31, 2025	11,930	$117.45	11,930	$40,018
February 1, 2025 to February 28, 2025	—	$—	—	$40,018
Total	11,930	$117.45	11,930	$40,018

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
10.1

Lindsay Corporation 2025 Long-Term Incentive Plan, approved by the Company’s stockholders on January 8, 2025, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on November 20, 2024. †

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
99*	Lindsay Corporation Policy for the Recovery of Erroneously Awarded Compensation.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herein.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 6 of Part II of Form 10-Q.ai

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of April 2025.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)