Form 10-Q
period 2025-05-31
LINDSAY CORP
filed 2025-06-26
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of June 24, 2025, 10,862,203 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating revenues	$169,464	$139,199	$522,809	$452,076
Cost of operating revenues	115,842	92,702	356,734	306,720
Gross profit	53,622	46,497	166,075	145,356

Operating expenses:
Selling expense	10,217	9,579	31,278	28,894
General and administrative expense	14,903	12,695	45,263	40,823
Engineering and research expense	4,709	4,287	12,735	12,531
Total operating expenses	29,829	26,561	89,276	82,248

Operating income	23,793	19,936	76,799	63,108

Other income (expense):
Interest expense	(345)	(767)	(1,498)	(2,474)
Interest income	2,242	961	5,330	3,324
Other income (expense), net	24	43	330	(93)
Total other income (expense)	1,921	237	4,162	757

Earnings before income taxes	25,714	20,173	80,961	63,865

Income tax expense (benefit)	6,214	(206)	17,722	10,344

Net earnings	$19,500	$20,379	$63,239	$53,521

Earnings per share:
Basic	$1.80	$1.85	$5.82	$4.86
Diluted	$1.78	$1.85	$5.79	$4.84

Shares used in computing earnings per share:
Basic	10,862	10,996	10,860	11,016
Diluted	10,931	11,030	10,915	11,055

Cash dividends declared per share	$0.36	$0.35	$1.08	$1.05

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net earnings	$19,500	$20,379	$63,239	$53,521
Other comprehensive loss:
Defined benefit pension plan adjustment, net of tax	37	36	110	109
Foreign currency translation adjustment, net of hedging activities and tax	(4,683)	(3,428)	(7,263)	(4,175)
Unrealized gain on marketable securities, net of tax	—	15	14	74
Total other comprehensive loss, net of tax benefit of $3,632, $109, $2,201, and $12, respectively	(4,646)	(3,377)	(7,139)	(3,992)
Total comprehensive income	$14,854	$17,002	$56,100	$49,529

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2025	May 31, 2024	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$196,117	$140,221	$190,879
Marketable securities	14,676	12,497	—
Receivables, net of allowance of $6,326, $5,082, and $5,151, respectively	147,848	134,461	116,601
Inventories, net	150,462	171,522	154,453
Other current assets	38,143	30,017	31,279
Total current assets	547,246	488,718	493,212

Property, plant, and equipment:
Cost	304,625	277,825	280,615
Less accumulated depreciation	(174,014)	(166,196)	(167,800)
Property, plant, and equipment, net	130,611	111,629	112,815

Intangibles, net	23,703	25,644	25,366
Goodwill	84,304	84,102	84,194
Operating lease right-of-use assets	16,899	16,308	15,693
Deferred income tax assets	18,945	13,367	14,431
Equity method investment	8,337	—	—
Other noncurrent assets	10,818	18,333	14,521
Total assets	$840,863	$758,101	$760,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,000	$35,062	$37,417
Current portion of long-term debt	232	229	228
Other current liabilities	103,012	88,446	88,171
Total current liabilities	150,244	123,737	125,816

Pension benefits liabilities	3,979	4,159	4,167
Long-term debt	114,856	115,029	114,994
Operating lease liabilities	16,572	16,134	15,541
Deferred income tax liabilities	693	682	678
Other noncurrent liabilities	25,743	18,364	18,143
Total liabilities	312,087	278,105	279,339

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,162, 19,123, and 19,124 shares issued, respectively	19,162	19,123	19,124
Capital in excess of stated value	110,523	102,752	104,369
Retained earnings	738,598	678,261	687,093
Less treasury stock - at cost, 8,300, 8,237, and 8,277 shares, respectively	(302,367)	(295,138)	(299,692)
Accumulated other comprehensive loss, net	(37,140)	(25,002)	(30,001)
Total shareholders' equity	528,776	479,996	480,893
Total liabilities and shareholders' equity	$840,863	$758,101	$760,232

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings	—	—	—	—	53,521	—	—	53,521
Other comprehensive loss	—	—	—	—	—	—	(3,992)	(3,992)
Total comprehensive income	—	—	—	—	—	—	—	49,529
Cash dividends ($1.05) per share	—	—	—	—	(11,557)	—	—	(11,557)
Repurchase of common stock	—	154	—	—	—	(17,900)	—	(17,900)
Issuance of common shares under share compensation plans, net	29	—	29	(643)	—	—	—	(614)
Share-based compensation expense	—	—	—	4,887	—	—	—	4,887
Balance at May 31, 2024	19,123	8,237	$19,123	$102,752	$678,261	$(295,138)	$(25,002)	$479,996

Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	63,239	—	—	63,239
Other comprehensive loss	—	—	—	—	—	—	(7,139)	(7,139)
Total comprehensive income	—	—	—	—	—	—	—	56,100
Cash dividends ($1.08) per share	—	—	—	—	(11,734)	—	—	(11,734)
Repurchase of common stock	—	23	—	—	—	(2,675)	—	(2,675)
Issuance of common shares under share compensation plans, net	38	—	38	183	—	—	—	221
Share-based compensation expense	—	—	—	5,971	—	—	—	5,971
Balance at May 31, 2025	19,162	8,300	$19,162	$110,523	$738,598	$(302,367)	$(37,140)	$528,776

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 29, 2024	19,122	8,083	$19,122	$101,060	$661,715	$(277,238)	$(21,625)	$483,034
Comprehensive income:
Net earnings	—	—	—	—	20,379	—	—	20,379
Other comprehensive loss	—	—	—	—	—	—	(3,377)	(3,377)
Total comprehensive income	—	—	—	—	—	—	—	17,002
Cash dividends ($0.35) per share		—	—	—	(3,833)	—	—	(3,833)
Repurchase of common stock	—	154	—	—	—	(17,900)	—	(17,900)
Issuance of common shares under share compensation plans, net	1	—	1	140	—	—	—	141
Share-based compensation expense	—	—	—	1,552	—	—	—	1,552
Balance at May 31, 2024	19,123	8,237	$19,123	$102,752	$678,261	$(295,138)	$(25,002)	$479,996

Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419
Comprehensive income:
Net earnings	—	—	—	—	19,500	—	—	19,500
Other comprehensive loss	—	—	—	—	—	—	(4,646)	(4,646)
Total comprehensive income	—	—	—	—	—	—		14,854
Cash dividends ($0.36) per share	—	—	—	—	(3,910)	—	—	(3,910)
Repurchase of common stock	—	11	—	—	—	(1,248)	—	(1,248)
Issuance of common shares under share compensation plans, net	7	—	7	637	—	—	—	644
Share-based compensation expense	—	—	—	2,017	—	—	—	2,017
Balance at May 31, 2025	19,162	8,300	$19,162	$110,523	$738,598	$(302,367)	$(37,140)	$528,776

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$63,239	$53,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,707	15,847
Provision for uncollectible accounts receivable	1,238	321
Deferred income taxes	(2,386)	(2,504)
Share-based compensation expense	5,971	4,887
Unrealized foreign currency transaction (gain) loss	(629)	58
Other, net	(2,493)	237
Changes in assets and liabilities:
Receivables	(32,512)	8,107
Inventories	3,857	(17,118)
Other current assets	(3,390)	(9,768)
Accounts payable	10,010	(8,592)
Other current liabilities	6,006	(5,539)
Other noncurrent assets and liabilities	4,256	3,193
Net cash provided by operating activities	68,874	42,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(28,251)	(23,527)
Purchases of marketable securities	(14,676)	(15,042)
Proceeds from maturities of marketable securities	—	8,320
Purchase of equity method investment	(5,815)	—
Proceeds from settlement of net investment hedge	835	—
Payments for settlement of net investment hedge	(98)	—
Other investing activities, net	(438)	(2,140)
Net cash used in investing activities	(48,443)	(32,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(11,734)	(11,557)
Common stock withheld for payroll tax obligations	(1,450)	(1,575)
Repurchase of common shares	(2,675)	(17,900)
Proceeds from exercise of stock options	1,194	479
Other financing activities, net	306	313
Net cash used in financing activities	(14,359)	(30,240)

Effect of exchange rate changes on cash and cash equivalents	(834)	(555)
Net change in cash and cash equivalents	5,238	(20,534)
Cash and cash equivalents, beginning of period	190,879	160,755
Cash and cash equivalents, end of period	$196,117	$140,221

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

Recent Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for annual reporting periods beginning after December 15, 2023. The Company is currently evaluating the impact of this adoption on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This guidance will be effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this adoption on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this adoption on its disclosures.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2025 and 2024 is as follows:

	Three months ended			Three months ended
	May 31, 2025			May 31, 2024
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$135,334	$20,170	$155,504	$107,438	$17,542	$124,980
Over time	8,411	1,759	10,170	7,402	1,276	8,678
Revenue from contracts with customers	143,745	21,929	165,674	114,840	18,818	133,658
Lease revenue	—	3,790	3,790	—	5,541	5,541
Total operating revenues	$143,745	$25,719	$169,464	$114,840	$24,359	$139,199

	Nine months ended			Nine months ended
	May 31, 2025			May 31, 2024
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$414,958	$66,192	$481,150	$365,184	$42,835	$408,019
Over time	24,013	4,891	28,904	22,842	3,944	26,786
Revenue from contracts with customers	438,971	71,083	510,054	388,026	46,779	434,805
Lease revenue	—	12,755	12,755	—	17,271	17,271
Total operating revenues	$438,971	$83,838	$522,809	$388,026	$64,050	$452,076

Further disaggregation of revenue is disclosed in Note 14 – Business Segments.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $20.4 million at May 31, 2025, almost all of which is expected to be satisfied within the next 12 months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At May 31, 2025, May 31, 2024, and August 31, 2024, contract assets amounted to $1.6 million, $3.6 million, and $3.3 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2025, May 31, 2024, and August 31, 2024, contract liabilities amounted to $20.8 million, $23.5 million, and $21.5 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2025 and 2024, the Company recognized $15.3 million and $14.5 million of revenue that was included in the liabilities as of August 31, 2024 and 2023, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2025 and 2024:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Numerator:
Net earnings	$19,500	$20,379	$63,239	$53,521

Denominator:
Weighted average shares outstanding	10,862	10,996	10,860	11,016
Diluted effect of stock awards	69	34	55	39
Weighted average shares outstanding assuming dilution	10,931	11,030	10,915	11,055

Basic net earnings per share	$1.80	$1.85	$5.82	$4.86
Diluted net earnings per share	$1.78	$1.85	$5.79	$4.84

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and nine months ended May 31, 2025 and 2024.

Note 4 – Equity Method Investment

On December 19, 2024, the Company completed its acquisition of a 49.9% non-controlling interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes, for $7.5 million, inclusive of direct transaction costs.

The Company's investment in Pessl is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to Pessl's operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings or losses is recorded within other income (expense), net on the condensed consolidated statements of earnings.

The Company determined that on the date of the minority interest acquisition of Pessl, there were differences between the Company's investment in Pessl and its proportional interest in the equity of Pessl, which represented basis differences between the Company's purchase price and its share of Pessl's net assets as well as residual equity method goodwill that is not amortized. Amortizable basis differences, which are not financially significant, are being amortized over a 5-year period and are recorded within other income (expense), net on the condensed consolidated statements of earnings.

Note 5 – Income Taxes

The Company recorded income tax expense of $6.2 million and income tax benefit of $0.2 million for the three months ended May 31, 2025 and 2024, respectively, and recorded income tax expense of $17.7 million and $10.3 million for the nine months ended May 31, 2025 and 2024, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 22.3 percent and 25.7 percent for the nine months ended May 31, 2025 and 2024, respectively. The decrease in the estimated annual effective income tax rate relates primarily to the change in earnings mix among jurisdictions with differing tax rates.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items was negligible during the three months ended May 31, 2025, while the Company recorded a discrete benefit of $4.8 million during the three months ended May 31, 2024 related to the one-time recognition of an income tax credit in Brazil.

Note 6 – Inventories

Inventories consisted of the following as of May 31, 2025, May 31, 2024, and August 31, 2024:

($ in thousands)	May 31, 2025	May 31, 2024	August 31, 2024
Raw materials and supplies	$84,403	$83,750	$84,725
Work in process	8,330	13,235	10,192
Finished goods and purchased parts, net	78,594	96,295	80,877
Total inventory value before LIFO adjustment	171,327	193,280	175,794
Less adjustment to LIFO value	(20,865)	(21,758)	(21,341)
Inventories, net	$150,462	$171,522	$154,453

Of the $150.5 million, $171.5 million, and $154.5 million of net inventories at May 31, 2025, May 31, 2024, and August 31, 2024, respectively, $37.9 million, $49.8 million, and $42.7 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $112.6 million, $121.7 million, and $111.8 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 7 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2025	May 31, 2024	August 31, 2024
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	321	540	492
Total debt	115,321	115,540	115,492
Less current portion	(232)	(229)	(228)
Less unamortized debt issuance costs	(233)	(282)	(270)
Total long-term debt	$114,856	$115,029	$114,994

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$232
2 years	89
Thereafter	115,000
$115,321

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2025, May 31, 2024, and August 31, 2024. There were no transfers between any levels for the periods presented.

	May 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$196,117	$—	$—	$196,117
Marketable securities:
Commercial paper	—	14,676	—	$14,676
Derivative liabilities	—	(10,325)	—	$(10,325)

	May 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	140,221	—	—	140,221
Marketable securities:
Corporate bonds	—	10,086	—	10,086
U.S. treasury securities	—	2,411	—	2,411
Derivative assets	—	1,380	—	1,380
Derivative liabilities	—	(460)	—	(460)

	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$190,879	$—	$—	$190,879
Derivative assets	—	603	—	603
Derivative liabilities	—	(777)	—	(777)

The Company’s investments in marketable securities consist of investment grade corporate bonds and commercial paper. The marketable securities are classified as available-for-sale and are carried at fair value with the change in unrealized gains and losses reported as a separate component on the condensed consolidated statements of comprehensive income until realized. The Company determines fair value using data points that are observable, such as quoted prices and interest rates. The amortized cost of the investments approximates fair value. Investment income is recorded within other income (expense), net on the condensed consolidated statements of earnings. As of May 31, 2025, all of the Company’s marketable securities investments mature within one year.

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

The Company has entered into various cross currency swaps that mature between the third quarter of fiscal 2026 and the first quarter of fiscal 2028 with a total notional amount of $175.0 million, or €163.2 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of May 31, 2025 is included in the table above as derivative assets. Translation gains and losses are recorded within other comprehensive income related to the Company's net investment hedges. Translation losses were $11.9 million and $0.4 million for the three months ended May 31, 2025 and 2024, respectively, and $7.3 million and $0.2 million for the nine months ended May 31, 2025 and 2024, respectively.

At May 31, 2025, the Company had an outstanding foreign currency forward contract to sell a notional amount of 147.4 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three or nine months ended May 31, 2025 or 2024.

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

On November 27, 2023, following the dismissal of the Relator’s FCA Lawsuit, the Relator filed under seal subsequent qui tam lawsuits on behalf of each of the States of Tennessee and California against the Company, certain of its subsidiaries, and certain third parties which originally designed the X-Lite end terminal. The Tennessee lawsuit (the “Tennessee FATA Lawsuit”) was filed in the Circuit Court of Davidson County, Nashville, Tennessee (the “Tennessee Circuit Court”), and the California lawsuit (the “California FATA Lawsuit”) was filed in the Superior Court of California, Sacramento County (the “California Superior Court”). Both lawsuits make substantially similar allegations as those originally made in the FCA Lawsuit with respect to the Company’s X-Lite end terminal and potential violations of each state’s respective Fraud Against Taxpayers Act. The State of Tennessee filed under seal a notice of its election to decline to intervene on March 26, 2024, the Tennessee Circuit Court ordered the Tennessee FATA Lawsuit unsealed later in 2024, and the Company learned of the Tennessee FATA Lawsuit when it and its named subsidiaries were served in June 2024. The State of California similarly filed under seal a notice of its election to decline to intervene on September 13, 2024, the California Superior Court ordered the California FATA Lawsuit unsealed in 2025, and the Company learned of the California FATA Lawsuit when it and its named subsidiaries were served in June 2025.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of May 31, 2025, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at May 31, 2025.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of May 31, 2025, May 31, 2024, and August 31, 2024:

($ in thousands)	May 31, 2025	May 31, 2024	August 31, 2024
Other current liabilities	$509	$460	$462
Other noncurrent liabilities	10,123	10,172	10,167
Total environmental remediation liabilities	$10,632	$10,632	$10,629

Note 10 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Product warranty accrual balance, beginning of period	$13,999	$14,371	$14,180	$14,535
Liabilities accrued for warranties during the period	3,066	2,097	7,548	5,844
Warranty claims paid during the period	(2,547)	(2,020)	(7,210)	(5,931)
Product warranty accrual balance, end of period	$14,518	$14,448	$14,518	$14,448

Note 11 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.9 million and $1.6 million for the three months ended May 31, 2025 and 2024, respectively, and $6.2 million and $5.1 million for the nine months ended May 31, 2025 and 2024, respectively.

Note 12 – Other Current Liabilities

($ in thousands)	May 31, 2025	May 31, 2024	August 31, 2024
Other current liabilities:
Compensation and benefits	$24,371	$18,141	$21,673
Contract liabilities	19,927	22,519	20,496
Tax related liabilities	16,758	7,591	6,544
Warranties	14,518	14,448	14,180
Dealer related liabilities	7,961	9,449	9,072
Deferred revenue - lease	4,856	2,713	2,740
Operating lease liabilities	3,717	3,699	3,623
Accrued insurance	886	1,005	1,053
Accrued environmental liabilities	509	460	462
Other	9,509	8,421	8,328
Total other current liabilities	$103,012	$88,446	$88,171

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

During the three and nine months ended May 31, 2025, the Company repurchased approximately 11 thousand and 23 thousand shares, respectively, of its common stock under the program in open market transactions for $1.2 million and $2.7 million, respectively, inclusive of excise taxes. There were 154 thousand shares repurchased during the three and nine months ended May 31, 2024 for $17.9 million, including excise taxes. As of May 31, 2025, the repurchased shares were held as treasury stock and $38.8 million of the authorization remained available for future share repurchases.

Note 14 – Business Segments

The Company manages its business activities in two reportable segments: irrigation and infrastructure. The Company evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses and income taxes. Operating income for segment purposes includes general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed. The Company had no single customer who represented 10 percent or more of its total revenues during the three or nine months ended May 31, 2025 or 2024.

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

Infrastructure – This reporting segment includes the manufacture and marketing of movable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

	Three months ended		Nine months ended
($ in thousands)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating revenues:
Irrigation:
North America	$69,082	$68,235	$223,793	$240,457
International	74,663	46,605	215,178	147,569
Irrigation total	143,745	114,840	438,971	388,026
Infrastructure	25,719	24,359	83,838	64,050
Total operating revenues	$169,464	$139,199	$522,809	$452,076

Operating income:
Irrigation	$27,154	$19,524	$79,266	$70,480
Infrastructure	5,426	6,276	22,806	13,401
Corporate	(8,787)	(5,864)	(25,273)	(20,773)
Total operating income	23,793	19,936	76,799	63,108

Interest and other expense, net	1,921	237	4,162	757
Earnings before income taxes	$25,714	$20,173	$80,961	$63,865

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2024. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2025.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2025 were $169.5 million, an increase of 22 percent compared to $139.2 million for the three months ended May 31, 2024. Irrigation segment revenues for the three months ended May 31, 2025 increased 25 percent to $143.7 million from the same prior year period, while infrastructure segment revenues increased 6 percent to $25.7 million. Net earnings for the three months ended May 31, 2025 were $19.5 million, or $1.78 per diluted share, compared to net earnings of $20.4 million, or $1.85 per diluted share, for the three months ended May 31, 2024. The year-over-year decrease in net earnings resulted primarily from the recognition of a one-time income tax credit in the prior year period of $4.8 million, or $0.44 per diluted share.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources more efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of May 2025, U.S. corn prices have decreased approximately 1 percent and U.S. soybean prices have decreased approximately 15 percent from price levels prevailing in May 2024. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – In February 2025, the U.S. Department of Agriculture (the “USDA”) released its initial forecast for 2025 U.S. net farm income, which is estimated to be $180.1 billion, an increase of 29 percent from 2024 U.S. net farm income of $139.1 billion. This forecasted increase is based mainly on an increase in government support payments from supplemental and ad-hoc disaster support programs, while cash receipts from crops are expected to decrease 2 percent. Net farm income for 2024 declined 6 percent from the prior year.
•
Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or abundant natural precipitation.
•
Governmental action– A number of governmental laws, regulations and policies can affect the Company’s business, including the following:
•
In response to recently announced U.S. tariffs on imports from Canada, Mexico, China and other countries, the Company has implemented a comprehensive action plan that includes supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the proposed tariffs is anticipated to result in a marginal increase to the Company's cost of goods, which is expected to be passed through to the market through increased pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers.
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
•
Changes to U.S. income tax laws enacted in December 2017 (the "2017 Tax Act") increased the benefit of certain tax incentives, such as the Section 179 income tax deduction and Section 168 bonus depreciation, which are intended to encourage equipment purchases by allowing 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life. This benefit is being phased out by 20 percent per year over a five-year period, beginning in 2023. For calendar 2025, the allowable deduction is 40 percent of the cost of equipment and in calendar 2026 the allowable deduction will drop to 20 percent. Proposed legislation currently being considered in Congress would restore these incentives to levels set in the 2017 Tax Act to once again allow 100 percent of the cost of equipment to be treated as an expense in the year of purchase rather than amortized over its useful life.
•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. The U.S. Environmental Protection Agency (“EPA”) establishes biofuel volume requirements for the Renewable Fuels Standard (RFS). In June, 2025 the EPA proposed new volume requirements for 2026 and 2027 that represent increases of approximately 8 percent and 10 percent, respectively, over 2025 requirements. The new requirements, along with other proposed regulatory changes, are intended to strengthen the RFS program and support the growth of domestically produced renewable fuels.
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

The forecasted increase in estimated 2025 net farm income is not expected to have a meaningful positive impact on demand for irrigation equipment as the increase results primarily from government support payments while crop receipts are expected to be slightly lower compared to the prior year. Severe drought conditions are beginning to develop in certain parts of the Midwest which could provide a catalyst for incremental sales of replacement parts in the near term.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the Middle East and North Africa (MENA) region. The project is valued at over $100 million in revenue, with equipment deliveries expected to continue throughout fiscal 2025 and into the first quarter of fiscal 2026.

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

The backlog of unshipped orders at May 31, 2025 was $117.1 million compared with $205.9 million at May 31, 2024. Included in these backlogs are amounts of $12.3 million and $62.0 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The decrease in backlog is primarily attributed to the completion of deliveries of the large irrigation project in the MENA region over the Company's past four fiscal quarters. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended May 31, 2025 compared to the Three Months ended May 31, 2024

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2025 and 2024. It should be read together with the business segments information in Note 14 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	May 31, 2025	May 31, 2024	Percent Change
Consolidated
Operating revenues	$169,464	$139,199	22%
Gross profit	$53,622	$46,497	15%
Gross margin	31.6%	33.4%

Operating expenses (1)	$29,829	$26,561	12%
Operating income	$23,793	$19,936	19%
Operating margin	14.0%	14.3%

Other income (expense), net	$1,921	$237	711%
Income tax expense (benefit)	$6,214	$(206)	n/a
Overall income tax rate	24.2%	-1.0%
Net earnings	$19,500	$20,379	(4%)

Irrigation Segment
Segment operating revenues	$143,745	$114,840	25%
Segment operating income	$27,154	$19,524	39%
Segment operating margin	18.9%	17.0%

Infrastructure Segment
Segment operating revenues	$25,719	$24,359	6%
Segment operating income	$5,426	$6,276	(14%)
Segment operating margin	21.1%	25.8%

(1)
Includes $8.8 million and $5.9 million of corporate operating expenses for the three months ended May 31, 2025 and 2024, respectively.

Revenues

Operating revenues for the three months ended May 31, 2025 increased 22 percent to $169.5 million from $139.2 million for the three months ended May 31, 2024, as irrigation revenues increased $28.9 million and infrastructure revenues increased $1.4 million compared to the prior year period. The irrigation segment provided 85 percent of the Company’s revenue during the three months ended May 31, 2025 as compared to 83 percent for the three months ended May 31, 2024.

North America irrigation revenues for the three months ended May 31, 2025 of $69.1 million increased $0.8 million, or 1 percent, from $68.2 million for the three months ended May 31, 2024. Unit sales volume of irrigation equipment was comparable to the prior year period, while average selling prices were up slightly. This increase was partially offset by the impact of slightly shorter machines, on average, compared to the prior year period.

International irrigation revenues for the three months ended May 31, 2025 of $74.7 million increased $28.1 million, or 60 percent, from $46.6 million for the three months ended May 31, 2024. The majority of the increase resulted from revenues related to the large project in the MENA region, along with higher sales volumes in Brazil and other parts of South America. These increases were partially offset by the unfavorable effects of foreign currency translation of approximately $2.5 million compared to the prior year period.

Infrastructure segment revenues for the three months ended May 31, 2025 of $25.7 million increased $1.4 million, or 6 percent, from $24.4 million for the three months ended May 31, 2024. The increase was primarily driven by higher sales volumes of road safety products while Road Zipper System sales and lease revenues were comparable to the prior year period.

Gross Profit

Gross profit for the three months ended May 31, 2025 of $53.6 million increased 15 percent from $46.5 million for the three months ended May 31, 2024. The increase in gross profit resulted primarily from higher international irrigation revenues. Gross margin was 31.6 percent of sales for the three months ended May 31, 2025 compared with 33.4 percent of sales for the three months ended May 31, 2024. The decrease in gross margin was driven primarily by lower irrigation gross margin resulting from a higher percentage of international project revenue in the current year period that was dilutive to gross margin. Infrastructure gross margin declined slightly due to a less favorable margin mix of Road Zipper System revenues compared to the prior year period.

Operating Expenses

Operating expenses of $29.8 million for the three months ended May 31, 2025 increased $3.3 million, or 12 percent, compared with $26.6 million for the three months ended May 31, 2024. The increase was primarily driven by higher sales commissions and incentive compensation expense, partially offset by lower salary and wage expense compared to the prior year period.

Other Income (Expense), net

The Company recorded other income of $1.9 million and $0.2 million for the three months ended May 31, 2025 and 2024, respectively. The change resulted primarily from favorable changes in interest income and interest expense.

Income Taxes

The Company recorded income tax expense of $6.2 million and an income tax benefit $0.2 million for the three months ended May 31, 2025 and 2024, respectively. The effective income tax rate was 24.2 percent and -1.0 percent for the three months ended May 31, 2025 and 2024, respectively. The current year period effective tax rate reflects a higher proportion of earnings in low tax jurisdictions compared to the prior year period and includes a negligible impact of discrete items, while the prior year period effective rate includes a one-time discrete benefit of $4.8 million that did not repeat in the current year period.

For the Nine Months ended May 31, 2025 compared to the Nine Months ended May 31, 2024

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2025 and 2024. It should be read together with the business segments information in Note 14 to the condensed consolidated financial statements:

	Nine months ended
($ in thousands)	May 31, 2025	May 31, 2024	Percent Change
Consolidated
Operating revenues	$522,809	$452,076	16%
Gross profit	$166,075	$145,356	14%
Gross margin	31.8%	32.2%

Operating expenses (1)	$89,276	$82,248	9%
Operating income	$76,799	$63,108	22%
Operating margin	14.7%	14.0%

Other income (expense), net	$4,162	$757	450%
Income tax expense	$17,722	$10,344	71%
Overall income tax rate	21.9%	16.2%
Net earnings	$63,239	$53,521	18%

Irrigation Segment
Segment operating revenues	$438,971	$388,026	13%
Segment operating income	$79,266	$70,480	12%
Segment operating margin	18.1%	18.2%

Infrastructure Segment
Segment operating revenues	$83,838	$64,050	31%
Segment operating income	$22,806	$13,401	70%
Segment operating margin	27.2%	20.9%
(1)
Includes $25.3 million and $20.8 million of corporate operating expenses for the nine months ended May 31, 2025 and 2024, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2025 increased 16 percent to $522.8 million from $452.1 million for the nine months ended May 31, 2024, as irrigation revenues increased $50.9 million and infrastructure revenues increased $19.8 million. The irrigation segment provided 84 percent of the Company’s revenue during the nine months ended May 31, 2025 as compared to 86 percent for the nine months ended May 31, 2024.

North America irrigation revenues for the nine months ended May 31, 2025 of $223.8 million decreased $16.7 million, or 7 percent, from $240.5 million for the nine months ended May 31, 2024. The decrease resulted primarily from lower unit sales volume, as well as a less favorable mix of shorter machines, and slightly lower average selling prices compared to the prior year period.

International irrigation revenues for the nine months ended May 31, 2025 of $215.2 million increased $67.6 million, or 46 percent, from $147.6 million for the nine months ended May 31, 2024. The majority of the increase resulted from revenues related to shipments for a large project in the MENA region, along with higher sales volumes in Brazil and other parts of South America. The current year period was also impacted by the unfavorable effects of foreign currency translation of approximately $9.4 million compared to the prior year period.

Infrastructure segment revenues for the nine months ended May 31, 2025 of $83.8 million increased $19.8 million, or 31 percent, from $64.1 million for the nine months ended May 31, 2024. The increase was primarily driven by a large Road Zipper System project, valued at over $20 million, that was delivered in the current year period, and slightly higher sales volumes of road safety products. These increases were partially offset by lower leasing revenue in the current year period.

Gross Profit

Gross profit for the nine months ended May 31, 2025 of $166.1 million increased 14 percent from $145.4 million for the nine months ended May 31, 2024. The increase in gross profit resulted from higher revenues in irrigation and infrastructure. Gross margin was 31.8 percent of sales for the nine months ended May 31, 2025 compared with 32.2 percent of sales for the nine months ended May 31, 2024. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System sales. This favorable impact was partially offset by lower irrigation gross margin resulting primarily from a higher percentage of international project revenue that was dilutive to gross margin compared to the prior year period.

Operating Expenses

Operating expenses of $89.3 million for the nine months ended May 31, 2025 increased $7.0 million compared with $82.2 million for the nine months ended May 31, 2024. The increase was driven by higher sales commissions and incentive compensation expense, partially offset by lower salary and wage expense compared to the prior year period.

Other Income (Expense), net

The Company recorded other income of $4.2 million and $0.8 million for the nine months ended May 31, 2025 and 2024, respectively. The increase in the current year period was driven by favorable changes related to interest income and interest expense. The current year period also includes $0.2 million of foreign currency gains while the same prior year period includes $0.3 million of foreign currency losses.

Income Taxes

The Company recorded income tax expense of $17.7 million and $10.3 million for the nine months ended May 31, 2025 and 2024, respectively. The effective income tax rate was 21.9 percent and 16.2 percent for the nine months ended May 31, 2025 and 2024, respectively. The current year period effective tax rate reflects a higher proportion of earnings in low tax jurisdictions compared to the prior year period and includes a negligible impact of discrete items, while the prior year period effective rate includes discrete benefits totaling $6.1 million that did not repeat in the current year period.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $210.8 million at May 31, 2025 compared with $152.7 million at May 31, 2024 and $190.9 million at August 31, 2024. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. The Company’s investments in marketable securities consist of investment grade corporate bonds and commercial paper. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $108.5 million, $62.9 million, and $84.3 million as of May 31, 2025, May 31, 2024, and August 31, 2024, respectively. The Company does not consider earnings in foreign subsidiaries to be permanently reinvested and accrues and pay incremental applicable taxes on earnings expected to be repatriated. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $397.0 million at May 31, 2025, as compared with $365.0 million at May 31, 2024 and $367.4 million at August 31, 2024. Cash provided by operating activities totaled $68.9 million during the nine months ended May 31, 2025, compared to cash provided by operating activities of $42.7 million during the nine months ended May 31, 2024. The current year period included higher net earnings and a more favorable impact of changes in working capital compared to the prior year period.

Cash flows used in investing activities totaled $48.4 million during the nine months ended May 31, 2025 compared to $32.4 million during the nine months ended May 31, 2024. The current year includes the purchase of a minority interest in Pessl Instruments for $5.8 million, while the prior year includes proceeds from maturities of marketable securities of $8.3 million. Purchases of property, plant, and equipment were $28.3 million, compared to $23.5 million in the same prior year period.

Cash flows used in financing activities totaled $14.4 million during the nine months ended May 31, 2025 compared to cash flows used in financing activities of $30.2 million during the nine months ended May 31, 2024. During the current year period, the Company repurchased $2.7 million of common stock compared to $17.9 million in the prior year period.

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

Dividends

In the third quarter of fiscal 2025, the Company paid a quarterly cash dividend to stockholders of $0.36 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.35 per common share, or $3.8 million, in the third quarter of fiscal 2024.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. All purchases under the program are open market transactions.

During the three and nine months ended May 31, 2025, the Company repurchased approximately 11 thousand and 23 thousand shares, respectively, of its common stock under the program for $1.2 million and $2.7 million, respectively, inclusive of excise taxes. During both the three and nine months ended May 31, 2024, the Company repurchased approximately 154 thousand shares of its common stock under the program for $17.9 million. As of May 31, 2025, the repurchased shares were held as treasury stock and $38.8 million of the authorization remained available for future share repurchases.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2026. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2025 and 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At May 31, 2025, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.70 percent at May 31, 2025), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at May 31, 2025).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2025 and 2024, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended May 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
March 1, 2025 to March 31, 2025	—	$—	—	$40,018
April 1, 2025 to April 30, 2025	10,616	$116.42	10,616	$38,782
May 1, 2025 to May 31, 2025	—	$—	—	$38,782
Total	10,616	$116.42	10,616	$38,782

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of June 2025.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)