Form 10-K
period 2025-08-31
LINDSAY CORP
filed 2025-10-23
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2025 was $1,435,554,352.

As of October 21, 2025, 10,804,220 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 6, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 — Business

INTRODUCTION

Lindsay Corporation, along with its subsidiaries (collectively called the “Company”), is a global leader in providing a variety of proprietary water management and road infrastructure products and services. The Company has been involved in the manufacture and distribution of agricultural irrigation equipment since 1955 and has grown from a regional company to an international firm with worldwide sales, distribution and manufacturing operations. The Company is a Delaware corporation and maintains its corporate offices in Omaha, Nebraska. The Company has operations which are categorized into two reporting segments, Irrigation and Infrastructure.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products – The Company manufactures and markets its center pivot and lateral move irrigation systems and its irrigation controls in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets hose reel travelers under the Perrot™ brand. The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors, and remote monitoring and control systems. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems and controls and large diameter steel tubing. Furthermore, the Company designs and manufactures innovative IIOT technology solutions, data acquisition and management systems, and custom electronic equipment for critical applications under its Elecsys™ brand.

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

The Company also markets proprietary remote monitoring and automation technology that works on any brand of electronic pivot and drip irrigation systems and is sold on a subscription basis under the brand names FieldNET® and FieldWise®. FieldNET® is commercialized exclusively through Zimmatic® dealers while FieldWise® is used primarily by non-Zimmatic® dealers and customers. These technologies enable growers to remotely monitor and operate irrigation equipment, saving time, and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, and water usage. Through its strategic partnership with Pessl Instruments, the Company is able to incorporate data from Pessl's METOS™ weather stations and soil moisture probes, among other products, into these technologies to provide growers with additional data for enhanced decision making. Growers can also remotely control the irrigation system, altering the speed to vary water application amounts, and controlling pump station and diesel generator operation. Data management and control is achieved using applications running on various personal computer or mobile devices connected to the internet.

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

United States Market – In the United States, the Company sells its branded irrigation systems, including Zimmatic®, to over 200 independent dealers, who resell to their customer, the farmer. Dealers assess their customers’ requirements, design the most efficient solution, assemble and erect the system in the field, and provide additional system components, primarily relating to water supply (wells, pumps, pipes) and electrical supply (on-site generation or hook-up to power lines). The Company's dealers generally are established local agribusinesses, many of which also deal in related products, such as well drilling and water pump equipment, farm implements, grain handling and storage systems, and farm structures.

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 52 percent and 41 percent of the Company’s total irrigation segment revenues in fiscal 2025 and 2024, respectively. The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations serving the key markets in South America, Western and Eastern Europe, China, Africa, Middle East, Australia, and New Zealand. The Company also exports irrigation equipment from its global production facilities to other international markets.

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

INFRASTRUCTURE SEGMENT

Products – The Company’s Quickchange® Moveable Barrier™ system, commonly known as the Road Zipper System®, is composed of three parts: 1) T-shaped concrete and steel barriers that are connected to form a continuous wall; 2) a Barrier Transfer Machine™ (“BTM™”) capable of moving the barrier laterally across the pavement; and 3) the variable length barriers necessary for accommodating curves. A barrier element is approximately 32 inches high, 12-24 inches wide, 3 feet long, and weighs 1,500 pounds. The barrier elements are interconnected by heavy duty steel hinges to form a continuous barrier. The BTM™ employs an inverted S-shaped conveyor mechanism that lifts the barrier, moves it laterally to the opposite side of a lane, and sets it back down on the roadway surface.

In permanent applications, the Road Zipper System® increases capacity and reduces congestion by varying the number of directional traffic lanes to match the traffic demand and promotes safety by maintaining the physical separation of opposing lanes of traffic. Roadways with fixed medians have a set number of lanes in each direction and cannot be adjusted to traffic demands that may change over the course of a day, or to capacity reductions caused by traffic incidents or road repair and maintenance. Applications include high-volume highways where expansion may not be feasible due to lack of additional right-of-way, environmental concerns, or insufficient funding. The Road Zipper System® is particularly useful in busy commuter corridors and at choke points such as bridges and tunnels. Road Zipper Systems® can also be deployed at roadway or roadside construction sites to accelerate construction, improve traffic flow, and safeguard work crews, motorists, pedestrians, cyclists and others using the roadway by definitively separating the work area and traffic. Examples of types of work completed with the help of a Road Zipper System® include highway reconstruction, paving and resurfacing, road widening, median and shoulder construction, and repairs to tunnels and bridges.

The Company offers a variety of equipment lease options for Road Zipper Systems® and BTM™ equipment used in construction applications. The leases extend for periods of one month or more for equipment already existing in the

Company’s lease fleet. Longer lease periods may be required for specialty equipment that must be built for specific projects.

Crash Cushions – The Company offers a complete line of redirective and non-redirective crash cushions which are used to enhance highway safety at locations such as toll booths, freeway off-ramps, medians and roadside barrier ends, bridge supports, utility poles, and other fixed roadway hazards. The Company’s primary crash cushion products cover a wide variety of lengths, widths, speed capacities, and application accessories and include the following brand names: TAU®; Universal TAU-II®; TAU-II-R™; TAU-B_NR™; ABSORB 350®; Walt™; TAU-M™; ABSORB-M™; TAU-XR™; and TAU-TUBE™. The crash cushions compete with other vendors in the world market. These systems are generally sold through a distribution channel that is domiciled in particular geographic areas.

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

Road Marking and Road Safety Equipment – The Company also offers preformed tape and a line of road safety accessory products. The preformed tape is used primarily in temporary applications such as markings for work zones, street crossings, and road center lines or boundaries. The road safety equipment consists of mostly plastic and rubber products used for delineation, slowing traffic, and signaling. The Company also manages an ISO 17025 certified testing laboratory that performs full-scale impact testing of highway safety products in accordance with the National Cooperative Highway Research Program (“NCHRP”) Report 350, the Manual for Assessing Safety Hardware (“MASH”), and the European Norms (“EN1317 Norms”) for these types of products. The NCHRP Report 350 and MASH guidelines are procedures required by the U.S. Department of Transportation Federal Highway Administration (“FHWA”) for the safety performance evaluation of highway features. The EN1317 Norms are being used to qualify roadway safety products for a majority of the European markets.

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

CUSTOMERS

In fiscal year 2025, one customer within the Company's irrigation segment accounted for 13% of consolidated revenues relating to a large irrigation project in the MENA region. In fiscal years 2024 and 2023, no individual customer accounted for more than 10% of consolidated revenues.

ORDER BACKLOG

As of August 31, 2025, the Company had an order backlog of $110.7 million compared with $180.9 million at August 31, 2024. Included in these backlogs are amounts of $9.8 million and $36.5 million, respectively, for orders not expected to be fulfilled within the subsequent twelve months. The decrease in backlog is primarily attributed to deliveries relating to a large irrigation project in the MENA region during fiscal 2025. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2025, 2024, and 2023 were $42.5 million, $29.0 million, and $18.8 million, respectively. Capital expenditures for fiscal 2026 are expected to range from approximately $50 million to $55 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

The Company’s Zimmatic™, Perrot™, Road Zipper™, The Road Zipper System™, Quickchange™ Moveable Barrier™, ABSORB 350™, ABSORB-M™, FieldNET™, FieldNET Advisor™, TowerWatchTM, TowerIQTM, Watertrend™, FieldWise™, Greenfield™, GrowSmart™, TAU™, Universal TAU-II™, TAU-II-R™, TAU-B_NR™, TAU-M™, TAU-TUBE™, TAU-XR™, CableGuard™, TESI™, SAB™, ArmorGuard™, PaveGuard™, DR46™, U-MAD™, Sabertooth™, RoadConnect™, ImpactAlert™, and other trademarks, service marks, domain names, and copyrights are registered or applied for in the major markets in which the Company sells its products.

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have 1,275 employees as of August 31, 2025. None of the Company’s United States based employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts. The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

The Company believes its commitment to empowering and developing its human capital resources is essential to becoming the innovation and market leader in its core businesses. Empowering the Company's personnel is one of its organizational priorities, highlighting three areas in particular: (1) workplace culture, (2) employee engagement and inclusion, and (3) employee health and safety.

Workplace Culture

The Company's culture is focused on the core values of safety, integrity, quality, collaboration, and creativity. The Company is guided by its global Anti-Discrimination and Equal Employment Policy which delineates its commitment to preventing any form of unlawful employee discrimination or harassment and its dedication to providing a workplace where all employees, customers, partners and investors are treated with courtesy, respect, and dignity. The Company is committed to building an inclusive workplace, guided by its Code of Business Conduct and Ethics.

Employee Engagement and Inclusion

The Company has an annual evaluation process to measure and assess employee engagement. This focus on employee engagement aims to create and sustain employee empowerment, team collaboration, and support and service to the greater community.

Employee Health and Safety

The health and safety of the Company's employees is an integral part of everything the Company does. Personnel hold each other accountable to actively promote a safe and healthy workplace, and report any situations that may pose a health, safety or security risk. The Company uses the Lindsay Safety System to guide and develop its safety-based culture. The Lindsay Safety System is comprised of eight core elements:

•
Hazard ID / Assessment
•
Training
•
Audits
•
Policy/Procedures
•
Incident Investigation
•
Inspections
•
Metrics
•
Recognition

The Company approaches safety by reviewing cultural change and engineering developments simultaneously. The Company also conducts job safety assessments, training and incident investigations. In addition, the Company recognizes and instills best practices in employee behavior, wherever practicable. Moreover, the Company creates policies and makes sure the appropriate infrastructure is in place and maintained. The Company's audit and inspection processes validate best-in-class performance.

EFFECT OF GOVERNMENTAL REGULATION

The Company is subject to numerous laws and government regulations, including those that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations are subject to change and interpretation. In some cases, compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material expenditures required to comply with applicable laws or government regulations, other than the capital expenditures and ongoing monitoring costs relating to environmental remediation activities at its Lindsay, Nebraska plant that are more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements. The Company accrues for the anticipated cost associated with compliance with laws and governmental regulations applicable to its business, including investigation and remediation costs at its Lindsay, Nebraska site, when its obligation to incur those costs is probable and can be reasonably estimated. Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect future capital expenses relating to compliance with government regulations, including those for remediation of its Lindsay, Nebraska site, to have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Türkiye, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a banking institution or another secured means of payment, or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 34 and 36 percent of total consolidated Company revenues were conducted in currencies other than the U.S. dollar in fiscal 2025 and 2024, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

In addition to the transactional foreign currency exposures mentioned above, the Company also has translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars. In order to reduce this translation exposure, the Company, at times, utilizes foreign currency forward contracts to hedge its net investment exposure in its foreign operations. For information on the Company’s foreign currency risks, see Item 7A of Part II of Annual Report on Form 10-K.

INFORMATION AVAILABLE ON THE COMPANY'S WEBSITE

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees, and each of their ages and positions, as of October 23, 2025.

	Age	Position
Randy A. Wood	53	President and Chief Executive Officer
Brian L. Ketcham	64	Senior Vice President and Chief Financial Officer
J. Scott Marion	57	President – Infrastructure
Gustavo E. Oberto	52	President – Irrigation
Brian P. Klawinski	49	Senior Vice President – Technology and Innovation
Brian J. Magnusson	46	Senior Vice President – Strategy and Business Development
Eric R. Arneson	51	Senior Vice President – General Counsel and Secretary
Kelly M. Staup	53	Senior Vice President – Chief People Officer
Melissa G. Moreno	46	Senior Vice President – Chief Information Officer
Richard A. Harold	52	Senior Vice President – Global Operations

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

Mr. Brian L. Ketcham is the Senior Vice President and Chief Financial Officer of the Company, and has held such positions since April 2016. Prior to joining the Company and since 2001, Mr. Ketcham served in various finance roles at Valmont Industries, Inc., a company that provides irrigation and infrastructure equipment, most recently as Vice President and Group Controller of the Engineered Support Structures segment. Prior to joining Valmont, Mr. Ketcham held various positions with Consolidated Container Company LLC and KPMG LLP. On July 23, 2025, the Company announced that Mr. Ketcham notified the Board of Directors of his intent to retire from his position as Senior Vice President and Chief Financial Officer effective December 31, 2025.

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

Ms. Kelly M. Staup is the Senior Vice President – Chief People Officer (previously known as the Senior Vice President - Human Resources and Chief Diversity Officer), a position she has held with the Company since January 2018. From November 2016 to January 2018, Ms. Staup served as Director – Human Resources of the Company. From June 2011 to November 2016, Ms. Staup served as the Company’s Organization Development and Recruiting Manager. Prior to joining the Company, Ms. Staup was an Associate Vice President of SkillStorm from August 2008 to June 2011 and previously served in managerial roles at Ajilon and Digital People.

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

In order to be eligible for government funding or reimbursement, the Company’s infrastructure products are generally required to meet certain standards as outlined by the various governments worldwide. The FHWA and state departments of transportation have implemented MASH standards which update and supersede NCHRP Report 350 standards for evaluating new road safety hardware devices. While infrastructure products previously accepted under NCHRP Report 350 criteria are not required to be retested under MASH standards, they generally are no longer eligible for federal reimbursement as the MASH standards have been implemented by FHWA and the states. The Company has incurred, and will continue to incur, research and development and testing expense to develop products to comply with MASH standards. Any reevaluation of the Company’s infrastructure products’ compliance with applicable standards, the implementation of new standards, and/or any delay in the Company’s development of additional infrastructure products that comply with new standards could have a significant adverse effect on the Company’s competitive position and on sales and profitability from its infrastructure product line.

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures. The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Sustainability Report, which includes information about the Company’s sustainability activities and may result in increased investor, media, and employee attention to such initiatives. Compliance with applicable laws and regulations and the pursuit of other sustainability-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position. In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2025, as more fully described in Note 15, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company’s revenues can be highly dependent on a limited number of key customers and projects. From time to time, the Company enters into large agreements, sometimes covering multiple years, with key customers, which can result in a significant concentration of revenues tied to such customers and/or certain geographies and projects. For example, in fiscal 2024, the Company entered into a multi-year supply agreement valued at more than $100 million to provide Zimmatic irrigation systems and FieldNET remote management and scheduling technology for a key customer’s project in the MENA region, with deliveries scheduled to continue in fiscal 2026. While securing and delivering on commitments of this magnitude demonstrates the competitiveness of the Company’s solutions and the Company’s ability to execute large-scale and complex projects, the Company’s dependence on a limited number of key customers or projects could adversely affect the Company’s results if any such customer or project owner (i) reduces, delays, or cancels orders; (ii) experiences financial difficulties or changes in funding priorities, (iii) alters project scope or timing due to regulatory, geopolitical, or economic factors, or (iv) chooses to pursue alternative suppliers or technologies. Any concentration of the Company’s customer base may also enable key customers to demand pricing and other terms unfavorable to the Company, which could negatively affect the Company’s gross margin and profitability. Opportunities in the MENA region and other geographies in which key customers or projects are located can also be particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks and similar incidents. If revenues from a key customer or project are not realized as expected or if a large project is not subsequently followed by another similarly sized opportunity, the Company’s financial performance could be negatively affected. Further, the concentration of resources and management attention on developing and strengthening relationships with key customers and on securing and delivering significant projects may divert resources from other opportunities, which could also have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

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

The Company’s infrastructure products are installed along roadways in inherently dangerous applications. Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm. The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal. Further, while the U.S. Department of Justice, Civil Division, and the U.S. Attorney’s Office for the Northern District of New York successfully obtained the 2023 dismissal of a federal civil False Claims Act lawsuit filed against the Company by an individual relator after the United States conducted a yearslong investigation of the Company’s X-Lite end terminal and determined that the individual relator’s allegations “lack[ed] merit” and did “not warrant the continued expenditure of resources to pursue or monitor the action,” the same individual relator has subsequently filed a limited number of state-level lawsuits in which he makes substantially similar allegations under state false claims or fraud laws as more fully described in Note 15, Commitments and Contingencies, to the Company's consolidated financial statements. While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims, demands for reimbursement or compensatory payments, and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways. In addition to this inherent risk, a sizable False Claims Act judgment against a competitor (which was reversed on appeal) brought significant attention to the infrastructure products industry and may be a factor leading to additional lawsuits, demands, and investigations being pursued against the Company and others in the industry.

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

Risk Management

The aspects of the Company’s risk management approach to cybersecurity include:

•
Annually reviewing and updating cybersecurity policies to ensure alignment with the latest industry standards and regulatory requirements. The specific aspects of the Company's program are informed by guidelines outlined in various accepted frameworks, including the Cybersecurity Framework issued by the National Institute of Standards and Technology Framework, an agency of the United States Department of Commerce.
•
Maintaining a dedicated cybersecurity team under the direction of the Company's Chief Information Officer (“CIO”), that has expertise related to data and network security, data governance, and risk management.
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

Despite the Company's efforts, cyber attacks, unauthorized access, security breaches, ransomware, social engineering attacks or other cyber incidents could materially affect the Company and disrupt its business. Potential consequences of a successful cyber attack or cybersecurity incident could include remediation costs, disruption of manufacturing capabilities, legal costs, increased cybersecurity protection costs, lost revenues, litigation and legal risks including governmental or regulatory enforcement actions, increased insurance premiums, reputational damage that adversely affects customer or investor confidence, and damage to the Company's competitiveness, stock price, and long-term shareholder value. While the Company is regularly exposed to such malicious threats, none of these threats, individually or in the aggregate of related occurrences, have materially affected the Company in the period covered by this Annual Report on Form 10-K.

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

•
Containment and continuity: once an incident is confirmed, the Company takes immediate steps to contain and mitigate its impact, which may involve isolating affected systems, applying security patches, or implementing other remedial actions.
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

The Company’s CIO reports directly to the Company's Chief Executive Officer and is responsible for managing, designing, and implementing all aspects of the Company’s day-to-day cybersecurity programs and initiatives. The CIO and the dedicated cybersecurity team have appropriate levels of expertise, certifications, and previous work experience to effectively develop and oversee the Company’s cybersecurity efforts.

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

The Company's Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN. As of October 21, 2025, there were approximately 125 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the fourth quarter of the year ended August 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
June 1, 2025 to June 30, 2025	—	$—	—	$38,782
July 1, 2025 to July 31, 2025	—	$—	—	$38,782
August 1, 2025 to August 31, 2025	63,097	138.99	—	$30,012
Total	63,097	$138.99	—	$30,012

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

Dividends

The Company paid a total of $15.7 million and $15.5 million in dividends during fiscal 2025 and 2024, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P 600 Construction Machinery & Heavy Transportation Equipment Index for the five-year period ended August 31, 2025. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2020 and the graph shows its relative performance through August 31, 2025.

	8/31/2020	8/21	8/22	8/23	8/24	8/25
Lindsay Corporation	100.00	166.30	163.38	127.70	129.13	144.40
S&P SmallCap 600 Index	100.00	153.97	135.31	142.79	167.51	173.39
S&P 600 Construction Machinery & Heavy Transportation Equipment	100.00	127.44	122.66	168.07	214.76	244.64

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — [Reserved]

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward—Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “predict,” “project,” “outlook,” “could,” “may,” “should,” and similar expressions generally identify forward-looking statements. For these statements throughout this Annual Report on Form 10-K, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The entire sections entitled “Financial Overview and Outlook” and “Risk Factors” should be considered forward-looking statements.

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

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, food security concerns and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. In November 2021, the Infrastructure Investment and Jobs Act ("IIJA") was enacted and included a five-year reauthorization of the Fixing America's Surface Transportation ("FAST") Act. This legislation also introduced $110 billion in incremental federal funding planned for roads, bridges, and other transportation projects, which supports demand for the Company's transportation safety products as states utilize these funds in construction projects. The federal programs under the IIJA are scheduled to run through September 2026.

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

Critical Accounting Policies

Management has evaluated the Company’s accounting policies and determined that none involve estimates or assumptions that are considered critical under SEC guidance. However, the Company considers its revenue recognition policy to be critical to understanding its financial condition and results of operations due to the significance of revenue to its business and the judgment involved in applying the principles of ASC 606 as follows:

Revenue Recognition

The Company determines the appropriate revenue recognition for its contracts by analyzing the type, terms and conditions of each contract or arrangement with a customer. Revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a customer. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those goods or services pursuant to a contract with the customer. In both of its segments, the vast majority of the Company's revenues relate to the sale of physical goods, where control generally transfers to the customer based on shipping terms. In some circumstances, contracts include multiple performance obligations where revenue is allocated and recognized individually for each performance obligation. The standalone selling price for individual performance obligations is based on observable standalone prices or in other cases, management's estimate of the standalone selling price.

Financial Overview and Outlook

Operating revenues in fiscal 2025 were $676.4 million, an 11 percent increase compared to $607.1 million in the prior year. Irrigation segment revenues increased 11 percent to $568.0 million and infrastructure segment revenues increased 16 percent to $108.4 million. Net earnings for fiscal 2025 increased 12 percent to $74.1 million or $6.78 per diluted share compared with $66.3 million or $6.01 per diluted share in the prior fiscal year. The increase in net earnings resulted from the impact of higher operating revenues and higher other income, driven by lower interest expense and higher interest income compared to the prior fiscal year. These increases were partially offset by the impact of a higher effective income tax rate compared to the prior fiscal year.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources more efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of August 2025, corn prices were approximately 5 percent higher and soybean prices approximately 8 percent higher, when compared to price levels prevailing in August 2024. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production, and the level of China's demand for agricultural imports.
•
Net farm income – As of September 2025, the U.S. Department of Agriculture (the “USDA”) forecast for U.S. 2025 net farm income was projected to be $179.8 billion, an increase of 41 percent from the USDA’s final U.S. 2024 net farm income of $127.8 billion. This projected increase is based mainly on an increase in government support payments from supplemental and ad-hoc disaster support programs, while cash receipts from crops are expected to decrease 3 percent.
•
Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or abundant natural precipitation.

•
Governmental policies – A number of government laws and regulations can impact the Company’s business, including:
o
In response to U.S. tariffs on imports from Canada, Mexico, China and other countries, the Company implemented a comprehensive action plan that included supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the tariffs has resulted in a marginal increase to the Company's cost of goods, which has been passed through to the market through an increase in the pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers.
o
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. permanently extending many of the expiring provisions of the Tax Cuts and Jobs Act of 2017. Namely, the OBBBA also restores Section 168 bonus depreciation, which is intended to encourage equipment purchases by allowing 100 percent of the cost of the equipment to be treated as an income tax deduction in the year of purchase rather than being amortized over its useful life. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not have a significant impact on the Company's effective income tax rate in fiscal 2025.
o
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The Farm Bill expired September 30, 2025, and although the expiration doesn't immediately stop all programs, it creates uncertainty and pauses certain programs. Congress is working to pass a new, comprehensive Farm Bill to provide longer-term certainty for farmers.
o
The OBBBA extends key commodity support programs under the Farm Bill and is projected to increase agricultural-focused spending by approximately $65.6 billion over the next decade (fiscal 2025 through fiscal 2034). Of that total, $59.0 billion is directed toward core farm safety net enhancements.
o
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. The U.S. Environmental Protection Agency (the “EPA”) establishes biofuel volume requirements for the Renewable Fuels Standard ("RFS") program. In June 2025, the EPA proposed new volume requirements for 2026 and 2027 that represent increases of approximately 8 percent and 10 percent, respectively, over 2025 requirements. The new requirements, along with other proposed regulatory changes, are intended to strengthen the RFS program and support the growth of domestically produced renewable fuels.
o
Many international markets are affected by government policies such as subsidies and other agricultural related incentives. While these policies can have a significant effect on individual markets, they typically do not have a material effect on the consolidated results of the Company.
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

The USDA's forecasted increase in estimated 2025 net farm income is not expected to have a meaningful positive impact on demand for irrigation equipment as the increase results primarily from government support payments while income from crop receipts is expected to be slightly lower compared to the prior year. Favorable weather conditions in key U.S. markets during the growing season are expected to result in higher crop production in 2025 and increased downward pressure on commodity prices in the near term.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the MENA region. The project is valued at over $100 million in revenue, with equipment deliveries occurring throughout fiscal 2025 and continuing into the first quarter of fiscal 2026.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the IIJA in November 2021 introduced $110 billion in incremental federal funding for roads, bridges, and other transportation projects, which the Company expects will support demand for its transportation safety products as states utilize these funds in construction projects. The federal programs under IIJA are scheduled to run through September 2026.

As of August 31, 2025, the Company had an order backlog of $110.7 million compared with $180.9 million at August 31, 2024. Included in these backlogs are amounts of $9.8 million and $36.5 million, respectively, for orders not expected to be fulfilled within the subsequent twelve months. The decrease in backlog is primarily attributed to deliveries relating to the large irrigation project in the MENA region during fiscal 2025. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2025 Compared to Fiscal 2024” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 18, Business Segments, to the consolidated financial statements. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on October 24, 2024, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – SEC Filings.”

Fiscal 2025 Compared to Fiscal 2024

The following table provides highlights for fiscal 2025 compared with fiscal 2024:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2025	2024	(decrease)
Consolidated
Operating revenues	$676,368	$607,074	11%
Gross profit	$210,780	$191,055	10%
Gross margin	31.2%	31.5%
Operating expenses (1)	$122,656	$114,447	7%
Operating income	$88,124	$76,608	15%
Operating margin	13.0%	12.6%
Total other income	$6,459	$2,442	164%
Income tax expense	$20,531	$12,793	60%
Effective income tax rate	21.7%	16.2%
Net earnings	$74,052	$66,257	12%
Irrigation segment
Operating revenues	$568,000	$513,896	11%
Gross profit	$165,874	$155,506	7%
Gross margin	29.2%	30.3%
Operating expenses	$68,911	$67,959	1%
Operating income	$96,963	$87,547	11%
Operating margin	17.1%	17.0%
Infrastructure segment
Operating revenues	$108,368	$93,178	16%
Gross profit	$44,906	$35,549	26%
Gross margin	41.4%	38.2%
Operating expenses	$18,568	$16,554	12%
Operating income	$26,338	$18,995	39%
Operating margin	24.3%	20.4%

(1)
Includes corporate general and administrative expenses of $35.2 million and $29.9 million for fiscal 2025 and 2024, respectively.

Revenues

Operating revenues in fiscal 2025 were $676.4 million, an increase of 11 percent or $69.3 million, compared to $607.1 million in fiscal 2024. Irrigation segment revenues of $568.0 million increased $54.1 million, or 11 percent, compared to the prior fiscal year as an increase in international irrigation revenues was partially offset by a decrease in North America irrigation revenues. Infrastructure revenues of $108.4 million increased $15.2 million, or 16 percent, compared to the prior fiscal year. The irrigation segment provided 84 percent of Company revenue in fiscal 2025 as compared to 85 percent in fiscal 2024.

North America irrigation revenues in fiscal 2025 were $273.8 million, a decrease of 9 percent or $28.3 million, from $302.1 million in fiscal 2024. The decrease resulted primarily from lower unit sales volume, as well as a less favorable mix of shorter machines, and slightly lower average selling prices compared to the prior fiscal year. Lower unit sales volume in the current year was due to softer market conditions and from the impact of lower storm damage replacement demand in the fourth quarter compared to the prior fiscal year.

International irrigation revenues in fiscal 2025 were $294.2 million, an increase of 39 percent or $82.4 million, from $211.7 million in fiscal 2024. The increase is attributable to a large project in the MENA region, along with higher sales volume in Brazil and other parts of South America, offset in part by lower sales in other regions and the impact of foreign currency translation of approximately $9.5 million compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2025 were $108.4 million, an increase of $15.2 million, or 16 percent, from $93.2 million in fiscal 2024. The increase was primarily driven by higher Road Zipper System project sales, along with slightly higher sales of road safety products. These increases were partially offset by lower Road Zipper System leasing revenue compared to the prior fiscal year.

Gross Profit

Gross profit was $210.8 million for fiscal 2025, an increase of $19.7 million, or 10 percent, compared to $191.1 million for fiscal 2024. The increase in gross profit resulted primarily from higher revenues in irrigation and infrastructure. Gross margin was 31.2 percent of sales for fiscal 2025 compared to 31.5 percent of sales for fiscal 2024. Increased gross margin in infrastructure resulted primarily from a more favorable margin mix of revenues with higher Road Zipper System sales compared to the prior fiscal year. This favorable impact was partially offset by lower irrigation gross margin resulting primarily from a higher percentage of international project revenue that was dilutive to gross margin compared to the prior fiscal year.

Operating Expenses

The Company’s operating expenses of $122.7 million for fiscal 2025 increased $8.3 million, or 7 percent, compared to fiscal 2024 operating expenses of $114.4 million. The increase was driven by higher sales commissions and incentive compensation expense, which was partially offset by lower salary and wage expense compared to the prior fiscal year.

Other Income, net

Other income amounted to $6.5 million in fiscal 2025 compared to $2.4 million in fiscal 2024. The increase in other income resulted primarily from a $2.5 million increase in interest income and a reduction in interest expense of $1.4 million compared to the prior fiscal year.

Income Taxes

The Company recorded income tax expense of $20.5 million and $12.8 million for fiscal 2025 and 2024, respectively. Higher income tax expense in the current fiscal year resulted from higher earnings before income taxes as well as a higher effective tax rate compared to the prior fiscal year. The effective tax rate was 21.7 percent and 16.2 percent for fiscal 2025 and 2024, respectively. The current fiscal year effective tax rate reflects a higher proportion of earnings in low tax jurisdictions compared to the prior fiscal year, while the prior fiscal year includes discrete income tax benefits totaling $5.9 million that did not repeat in the current fiscal year.

Net Earnings

Net earnings for fiscal 2025 were $74.1 million, or $6.78 per diluted share, an increase of 12 percent, compared to $66.3 million, or $6.01 per diluted share, for fiscal 2024.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $250.6 million at August 31, 2025 compared with cash and cash equivalents of $190.9 million at August 31, 2024. The increase resulted from the excess of cash provided by operating activities over the cash used in investing and financing activities. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $97.4 million and $84.3 million as of August 31, 2025 and 2024, respectively. The Company does not consider its earnings in foreign subsidiaries to be permanently reinvested and accrues applicable taxes on its foreign subsidiaries' earnings. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $389.2 million at August 31, 2025 as compared with $367.4 million at August 31, 2024. Cash flows provided by operating activities totaled $132.9 million during the year ended August 31, 2025 compared to $95.8 million provided by operating activities during the prior fiscal year. The current fiscal year benefited from higher net earnings and more favorable changes in working capital compared to the prior fiscal year.

Cash flows used in investing activities totaled $48.6 million during the year ended August 31, 2025 compared to $25.9 million during the prior fiscal year. Purchases of property, plant, and equipment amounted to $42.5 million in the current fiscal year compared to $29.0 million in the prior fiscal year. The current fiscal year also included the purchase of an equity method investment for $5.8 million.

Cash flows used in financing activities totaled $26.9 million during the year ended August 31, 2025 compared to $38.6 million during the prior fiscal year. During the current fiscal year, the Company repurchased $11.5 million of common stock compared to $22.5 million in the prior fiscal year.

Capital Allocation Plan

The Company’s capital allocation plan is to continue investing in revenue and earnings growth, combined with a defined process for enhancing returns to stockholders. Priorities for the use of cash under the Company’s capital allocation plan include:

•
Investment in organic growth including capital expenditures, new product development, and expansion of international markets,
•
Synergistic acquisitions that provide attractive returns to stockholders,
•
Dividends to stockholders, along with expectations to increase dividends over time, and
•
Opportunistic share repurchases taking into account cyclical and seasonal fluctuations.

Capital Expenditures

Capital expenditures for fiscal 2026 are expected to range from approximately $50 million to $55 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2025, the Company paid cash dividends of $1.45 per common share or $15.7 million to stockholders as compared to $1.41 per common share or $15.5 million to stockholders in fiscal 2024.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company repurchased $11.5 million and $22.5 million of common shares during the year ended August 31, 2025 and 2024, respectively. The remaining amount available under the repurchase program was $30.0 million as of August 31, 2025.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2025 and 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2025, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.69 percent at August 31, 2025), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2025) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2025 and 2024, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2025, the Company’s derivative counterparty had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Türkiye, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of earnings for the year ended August 31, 2025, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $3.5 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchanges, option contracts, or cross currency swaps for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. At August 31, 2025, the Company had an outstanding foreign currency forward contract to sell a notional amount of 143.5 million South African rand at fixed prices to settle during the next fiscal quarter.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 23, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over operating revenues

As discussed in Note 3 to the Company’s consolidated financial statements, revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a customer. The Company recorded $676.4 million of operating revenues for the year ended August 31, 2025.

We identified the evaluation of the sufficiency of audit evidence over operating revenues as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence due to the dispersion of the Company’s operating revenues across multiple locations. This included determining the Company locations at which procedures were performed and the supervision and review of procedures performed at those locations.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over operating revenues, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the operating revenues process, including controls over the accurate recording of revenue. At each location where procedures were performed, we selected a sample of operating revenue transactions and assessed the recorded operating revenues by comparing the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation. We evaluated the sufficiency of audit evidence obtained over operating revenues by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Omaha, Nebraska
October 23, 2025

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2025	2024	2023
Operating revenues	$676,368	$607,074	$674,084
Cost of operating revenues	465,588	416,019	461,069
Gross profit	210,780	191,055	213,015

Operating expenses:
Selling expense	41,740	39,905	36,201
General and administrative expense	62,986	57,419	56,412
Engineering and research expense	17,930	17,123	18,218
Total operating expenses	122,656	114,447	110,831

Operating income	88,124	76,608	102,184

Other income (expense):
Interest expense	(1,833)	(3,234)	(3,788)
Interest income	7,718	5,189	2,783
Other income (expense), net	574	487	(804)
Total other income (expense)	6,459	2,442	(1,809)

Earnings before income taxes	94,583	79,050	100,375

Income tax expense	20,531	12,793	27,996

Net earnings	$74,052	$66,257	$72,379

Earnings per share:
Basic	$6.82	$6.04	$6.58
Diluted	$6.78	$6.01	$6.54

Shares used in computing earnings per share:
Basic	10,859	10,976	11,003
Diluted	10,918	11,017	11,062

Cash dividends declared per share	$1.45	$1.41	$1.37

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2025	2024	2023
Net earnings	$74,052	$66,257	$72,379
Other comprehensive (loss) income:
Defined benefit pension plan adjustment, net of tax	570	83	306
Foreign currency translation adjustment, net of hedging activities and tax	(4,115)	(9,149)	(24)
Unrealized gain on marketable securities, net of tax	14	75	181
Total other comprehensive (loss) income, net of tax benefit of $3,066, $277, and $855, respectively	(3,531)	(8,991)	463
Total comprehensive income	$70,521	$57,266	$72,842

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$250,575	$190,879
Receivables, net of allowance of $6,089 and $5,151, respectively	113,027	116,601
Inventories, net	136,859	154,453
Other current assets	32,303	31,279
Total current assets	532,764	493,212

Property, plant, and equipment, net	142,307	112,815
Intangible assets, net	23,331	25,366
Goodwill	84,459	84,194
Operating lease right-of-use assets	18,096	15,693
Deferred income tax assets	19,525	14,431
Equity method investment	8,763	—
Other noncurrent assets	11,591	14,521
Total assets	$840,836	$760,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,670	$37,417
Current portion of long-term debt	233	228
Other current liabilities	94,689	88,171
Total current liabilities	143,592	125,816

Pension benefits liabilities	3,418	4,167
Long-term debt	114,810	114,994
Operating lease liabilities	17,354	15,541
Deferred income tax liabilities	1,024	678
Other noncurrent liabilities	27,788	18,143
Total liabilities	307,986	279,339

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 19,167 and 19,124 shares issued at August 31, 2025 and 2024, respectively	19,167	19,124
Capital in excess of stated value	113,042	104,369
Retained earnings	745,397	687,093
Less treasury stock - at cost, 8,363 and 8,277 shares, respectively	(311,224)	(299,692)
Accumulated other comprehensive loss, net	(33,532)	(30,001)
Total shareholders' equity	532,850	480,893
Total liabilities and shareholders' equity	$840,836	$760,232

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2022	19,063	8,083	$19,063	$94,006	$579,000	$(277,238)	$(21,473)	$393,358
Comprehensive income:
Net earnings					72,379			72,379
Other comprehensive income							463	463
Total comprehensive income								72,842
Cash dividends ($1.37) per share					(15,082)			(15,082)
Issuance of common shares under share compensation plans, net	31		31	(2,027)				(1,996)
Share-based compensation expense				6,529				6,529
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings					66,257			66,257
Other comprehensive loss							(8,991)	(8,991)
Total comprehensive income								57,266
Cash dividends ($1.41) per share					(15,461)			(15,461)
Repurchase of common stock		194				(22,454)		(22,454)
Issuance of common shares under share compensation plans, net	30		30	(531)				(501)
Share-based compensation expense				6,392				6,392
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings					74,052			74,052
Other comprehensive loss							(3,531)	(3,531)
Total comprehensive income								70,521
Cash dividends ($1.45) per share					(15,748)			(15,748)
Repurchase of common stock		86				(11,532)		(11,532)
Issuance of common shares under share compensation plans, net	43		43	614				657
Share-based compensation expense				8,059				8,059
Balance at August 31, 2025	19,167	8,363	$19,167	$113,042	$745,397	$(311,224)	$(33,532)	$532,850

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$74,052	$66,257	$72,379
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,896	21,200	19,282
Provision for uncollectible accounts receivable	1,725	694	881
Deferred income taxes	(1,433)	(3,895)	—
Share-based compensation expense	8,059	6,392	6,529
Foreign currency transaction (gain) loss	(718)	(971)	1,126
Other, net	(2,669)	450	1,569
Changes in assets and liabilities:
Receivables	3,448	23,478	(4,926)
Inventories	19,090	(765)	40,954
Other current assets	(784)	(9,543)	4,693
Accounts payable	11,115	(5,958)	(15,274)
Other current liabilities	(4,422)	(8,200)	(9,135)
Other noncurrent assets and liabilities	4,551	6,622	1,629
Net cash provided by operating activities	132,910	95,761	119,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,496)	(28,979)	(18,775)
Purchases of marketable securities available-for-sale	(14,676)	(18,831)	(4,932)
Proceeds from maturities of marketable securities available-for-sale	15,000	24,633	10,982
Purchase of equity method investment	(5,813)	—	—
Proceeds from settlement of net investment hedge	835	—	—
Payments for settlement of net investment hedge	(98)	—	—
Acquisition of business, net of cash acquired	—	—	(30,842)
Other investing activities, net	(1,326)	(2,764)	(3,850)
Net cash used in investing activities	(48,574)	(25,941)	(47,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(11,532)	(22,454)	—
Dividends paid	(15,748)	(15,461)	(15,082)
Proceeds from exercise of stock options	1,507	479	32
Common stock withheld for payroll tax obligations	(1,450)	(1,575)	(2,471)
Other financing activities, net	372	370	222
Net cash used in financing activities	(26,851)	(38,641)	(17,299)

Effect of exchange rate changes on cash and cash equivalents	2,211	(1,055)	716
Net change in cash and cash equivalents	59,696	30,124	55,707
Cash and cash equivalents, beginning of period	190,879	160,755	105,048
Cash and cash equivalents, end of period	$250,575	$190,879	$160,755

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	20,759	22,285	20,305
Interest paid	1,825	3,315	3,907

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, and the performance-based portion of performance stock units issued under the 2025 Long-Term Incentive Plan will have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The portion of performance stock units based on market-based metrics will have a grant-date fair value calculated through a Monte Carlo simulation model using a number of inputs. The inputs to the Company’s Monte Carlo valuation model are summarized in Note 19 – Share-Based Compensation.

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

The Company’s allowance for all expected credit losses related to outstanding receivables amounted to $6.1 million and $5.2 million at August 31, 2025 and 2024, respectively. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment. Rates used for depreciation are based principally on the following expected lives: buildings – 15 to 40 years; equipment – 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines – 8 to 10 years; leased barriers – 12 years; other – 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2025, 2024, and 2023. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of earnings.

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

In fiscal 2025, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of its carrying value. Also in fiscal 2025, the Company performed a qualitative analysis of other intangible assets and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2025, the Company’s derivative counterparties had investment grade credit ratings.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Adopted

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for annual reporting periods beginning after December 15, 2023 and for interim periods thereafter. See Note 18 - Business Segments for the required disclosures related to this ASU.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. This ASU will be effective for the Company's fiscal 2026. The Company is currently evaluating the impact of this adoption on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This ASU will be effective for the Company's 2028. The Company is currently evaluating the impact of this adoption on its disclosures.

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $10.7 million and $97.9 million at August 31, 2025 and 2024, respectively. The balance of unsatisfied performance obligations at August 31, 2025 is expected to be satisfied within the next twelve to eighteen months.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2025, 2024 and 2023, is as follows:

	Year ended August 31, 2025
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$534,492	$84,373	$618,865
Over time	33,508	6,701	40,209
Revenue from the contracts with customers	568,000	91,074	659,074

Lease revenue	—	17,294	17,294
Total operating revenues	$568,000	$108,368	$676,368

	Year ended August 31, 2024
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$485,790	$64,821	$550,611
Over time	28,106	5,539	33,645
Revenue from the contracts with customers	513,896	70,360	584,256

Lease revenue	—	22,818	22,818
Total operating revenues	$513,896	$93,178	$607,074

	Year ended August 31, 2023
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$559,826	$69,540	$629,366
Over time	26,205	6,334	32,539
Revenue from the contracts with customers	586,031	75,874	661,905

Lease revenue	—	12,179	12,179
Total operating revenues	$586,031	$88,053	$674,084

Further disaggregation of revenue is disclosed in the Note 18 – Business Segments.

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

At August 31, 2025 and 2024, contract assets amounted to $1.1 million and $3.3 million, respectively. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2025, and 2024, contract liabilities amounted to $14.2 million and $21.5 million, respectively. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2025, the Company recognized $18.9 million of revenue that was included in the liability as of August 31, 2024. The revenue recognized was due to performance obligations being completed during the year. Amounts included here exclude deferred lease revenues that are included within other current liabilities.

Note 4 – Equity Method Investment

On December 19, 2024, the Company completed its acquisition of a 49.9% non-controlling interest in Pessl Instruments GmbH ("Pessl"), an Austrian company that provides agricultural technology solutions focused on field monitoring systems such as weather stations and soil moisture probes, for $7.5 million, inclusive of direct transaction costs. The acquisition of the non-controlling interest includes a call option that, if exercised, would allow the Company to acquire the remainder of Pessl’s outstanding shares based on Pessl’s future earnings at certain dates in the future, beginning in October 2027.

The Company's investment in Pessl is accounted for pursuant to the equity method due to the Company’s ability to exert significant influence over decisions relating to Pessl's operating and financial affairs. Revenue and expenses of this investment are not consolidated into the Company’s financial statements; rather, the proportionate share of the earnings or losses is recorded within other income (expense), net on the consolidated statements of earnings. Earnings or losses are recorded on a one-month lag due to differences in reporting timelines between the Company and Pessl. For the year ended August 31, 2025, the Company recognized $0.4 million in equity earnings, net of amortizable basis differences, from its investment in Pessl.

The Company determined that on the date of the minority interest acquisition of Pessl, there were differences between the Company's investment in Pessl and its proportional interest in the equity of Pessl of approximately $0.7 million, which represented basis differences between the Company's purchase price and its share of Pessl's net assets as well as residual equity method goodwill that is not amortized. Amortizable basis differences, which are not financially significant, are being amortized over a 5-year period and are recorded within other income (expense), net on the consolidated statements of earnings.

Note 5 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2025, 2024, and 2023:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net earnings	$74,052	$66,257	$72,379
Denominator:
Weighted average shares outstanding	10,859	10,976	11,003
Diluted effect of stock equivalents	59	41	59
Weighted average shares outstanding assuming dilution	10,918	11,017	11,062

Basic net earnings per share	$6.82	$6.04	$6.58
Diluted net earnings per share	$6.78	$6.01	$6.54

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for fiscal 2025, 2024, and 2023.

Note 6 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2025	2024
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $414 and $594	$(1,318)	(1,888)
Foreign currency translation, net of hedging activities, net of tax expense of $296 and $3,542	(32,214)	(28,113)
Total accumulated other comprehensive loss	$(33,532)	(30,001)

Note 7 – Income Taxes

For financial reporting purposes, earnings before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2025	2024	2023
United States	$67,551	$40,497	$40,066
Foreign	27,032	38,553	60,309
Earnings before income taxes	$94,583	$79,050	$100,375

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2025	2024	2023
Current:
Federal	$8,897	$9,743	$8,119
State	2,338	2,331	1,690
Foreign	10,729	4,614	18,187
Total current	21,964	16,688	27,996
Deferred:
Federal	(1,970)	(2,310)	(684)
State	(276)	(370)	(76)
Foreign	813	(1,215)	760
Total deferred	(1,433)	(3,895)	—
Total income tax provision	$20,531	$12,793	$27,996

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. The reasons for these differences are:

	For the years ended August 31,
	2025		2024		2023
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$19,863	21.0	$16,601	21.0	$21,079	21.0
State and local taxes, net of federal tax benefit	1,571	1.7	1,471	1.9	1,259	1.3
Foreign tax rate differences	(332)	(0.4)	1,658	2.1	6,017	6.0
NOLs	(242)	(0.3)	(1,349)	(1.7)	—	—
U.S. tax reform	—	—	—	—	(103)	(0.1)
Deferred tax asset valuation allowance	—	—	—	—	(610)	(0.6)
Federal credits	(1,691)	(1.8)	(1,256)	(1.6)	(445)	(0.4)
Uncertain tax benefits	(385)	(0.4)	(221)	(0.3)	(84)	(0.1)
Capital gains	—	—	—	—	529	0.5
International credits	—	—	(4,386)	(5.5)	—	—
Other	1,747	1.9	275	0.3	354	0.3
Effective rate	$20,531	21.7	$12,793	16.2	$27,996	27.9

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2025	2024
Deferred tax assets:
Accrued expenses	10,430	$9,879
Warranty	3,379	3,432
Defined benefit pension plan	988	1,188
Inventory	2,583	2,825
Share-based compensation	2,285	1,920
Vacation	1,473	1,202
Net operating loss and capital loss carry forwards	354	1,264
Deferred revenue	1,583	1,329
Allowance for doubtful accounts	1,721	1,343
Lease liabilities	3,679	3,712
Capitalized research and development expenditures	5,528	3,867
Net investment hedges	3,436	41
Other	1,838	1,392
Gross deferred tax assets	39,277	33,394
Valuation allowance	(534)	(534)
Net deferred tax assets	$38,743	$32,860

Deferred tax liabilities:
Intangible assets	$(4,767)	$(4,802)
Property, plant, and equipment	(12,163)	(11,398)
Lease assets	(2,912)	(2,907)
Other	(400)	—
Total deferred tax liabilities	$(20,242)	$(19,107)

Net deferred tax assets	$18,501	$13,753

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of August 31, 2025 and 2024, the Company had a valuation allowance of $0.5 million related to deferred tax assets in a jurisdiction where the Company does not expect to realize the deferred benefit.

The Company intends to reinvest earnings of its foreign subsidiaries to maintain sufficient working capital and other investment needs. Additional earnings are not considered permanently reinvested, and the Company will record a deferred tax liability associated with any withholding taxes when these earnings are generated. The deferred tax liability associated with such withholding taxes is not significant as of August 31, 2025. The Company continues to evaluate its global cash requirements and may adjust its reinvestment assertions in future periods based on changes in business strategy, cash requirements, or tax law.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The amount of unrecognized tax benefits at August 31, 2025 and 2024 did not have a material impact on the Company's consolidated financial statements. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2021. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to six years.

Note 8 - Inventories

	August 31,
($ in thousands)	2025	2024
Raw materials and supplies	$70,510	$84,725
Work in process	7,186	10,192
Finished goods and purchased parts	78,631	80,877
Total inventory value before LIFO adjustment	156,327	175,794
Less adjustment to LIFO value	(19,468)	(21,341)
Inventories, net	$136,859	$154,453

Of the $136.9 million and $154.5 million of inventories at August 31, 2025, and 2024, respectively, $35.0 million and $42.7 million, respectively was valued on the last-in, first-out ("LIFO") basis, and $101.9 million and $111.8 million, respectively, was valued on first-in, first-out ("FIFO") or average cost methods.

Note 9 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2025	2024
Operating property, plant, and equipment:
Land	$7,385	$7,291
Buildings	61,139	58,145
Machinery and equipment	115,112	105,061
Furniture and fixtures	9,741	9,157
Computer hardware and software	27,139	27,907
Construction in progress	46,535	24,854
Total operating property, plant, and equipment	267,051	232,415
Accumulated depreciation	(142,538)	(139,892)
Total operating property, plant, and equipment, net	124,513	92,523
Property held for lease:
Machines	15,787	15,914
Barriers	32,222	32,286
Total property held for lease	48,009	48,200
Accumulated depreciation	(30,215)	(27,908)
Total property held for lease, net	17,794	20,292
Property, plant, and equipment, net	$142,307	$112,815

Depreciation expense was $14.6 million, $14.8 million, and $13.9 million for fiscal 2025, 2024, and 2023, respectively.

Note 10 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2025 and August 31, 2024 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2023	67,371	15,750	83,121
FieldWise purchase accounting adjustments	1,004	—	1,004
Foreign currency translation	(23)	92	69
Balance as of August 31, 2024	68,352	15,842	84,194
Foreign currency translation	24	241	265
Balance as of August 31, 2025	$68,376	$16,083	$84,459

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2025 and 2024 are included in the table below.

	August 31,
	2025			2024
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Definite lived intangible assets:
Patents and developed technology	2.5	$29,641	$(26,545)	2.9	$29,308	$(25,460)
Customer relationships	6.6	26,056	(17,818)	6.7	26,037	(16,470)
Indefinite lived intangible assets:
Tradenames	N/A	11,997	—	N/A	11,951	—
Total	5.5	$67,694	$(44,363)	5.6	$67,296	$(41,930)

Amortization expense for amortizable intangible assets was $2.2 million, $2.9 million, and $2.0 million for fiscal 2025, 2024, and 2023, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2026	$1,593
2027	1,590
2028	1,554
2029	1,150
2030	780
Thereafter	4,667
$11,334

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite lives at August 31, 2025. No impairment losses were indicated as a result of the annual impairment testing for fiscal 2025, 2024 and 2023.

Note 11 – Other Current Liabilities

	August 31,
($ in thousands)	2025	2024
Other current liabilities:
Compensation and benefits	$28,799	$21,673
Warranties	14,158	14,180
Contract liabilities	13,474	20,496
Dealer related liabilities	9,919	9,072
Tax related liabilities	7,617	6,544
Deferred revenue - lease	4,465	2,740
Operating lease liabilities	4,113	3,623
Accrued insurance	975	1,053
Accrued environmental liabilities	509	462
Other	10,660	8,328
Total other current liabilities	$94,689	$88,171

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2025 and 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2025, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.69 percent at August 31, 2025), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2025) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2025 and 2024, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Series 2006A Bonds. Elecsys International, LLC, a wholly owned subsidiary of the Company, has outstanding $0.3 million in principal amount of industrial revenue bonds that were issued in 2006 (the “Series 2006A Bonds”). Principal and interest on the Series 2006A Bonds are payable monthly through maturity on September 1, 2026. The interest rate is adjustable every five years based on the yield of the 5-year United States Treasury Notes, plus 0.45 percent (2.06 percent as of August 31, 2025 through maturity). The obligations under the Series 2006A Bonds are secured by a first priority security interest in certain real estate.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2025	2024
Series A Senior Notes	$115,000	$115,000
Elecsys Series 2006A Bonds	263	492
Total debt	115,263	115,492
Less current portion	(233)	(228)
Less debt issuance costs	(220)	(270)
Total long-term debt	$114,810	$114,994

Principal payments due on the debt are as follows:

Due within	$ in thousands
1 year	$233
2 years	30
Thereafter	115,000
$115,263

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the consolidated balance sheet. Such fixed lease payments are recognized within the consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2025 and 2024.

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

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2025	2024
Operating lease cost (cost resulting from lease payments)	$4,820	$4,386
Variable lease cost (cost excluded from lease payments)	574	567
Total lease cost	$5,394	$4,953

Operating cash outflows from operating leases	$4,921	$4,593
Weighted average lease term - operating leases	6.9 years	7.4 years
Weighted average discount rate - operating leases	4.0%	3.7%

Supplemental balance sheet information related to operating leases are as follows:

		August 31,
($ in thousands)	Classification	2025	2024
Operating lease ROU assets	Operating lease right-of-use assets	$18,096	$15,693

Operating lease short-term liabilities	Other current liabilities	4,113	3,623
Operating lease long-term liabilities	Operating lease liabilities	17,354	15,541
Total lease liabilities		$21,467	$19,164

The minimum lease payments under operating leases expiring subsequent to August 31, 2025 are as follows:

Fiscal year ending	$ in thousands
2026	$4,896
2027	4,115
2028	3,080
2029	2,476
2030	2,318
Thereafter	7,894
Total lease payments	24,779
Less: interest	3,312
Present value of lease liabilities	$21,467

Note 14 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2025 and 2024, respectively:

	August 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,575	$—	$—	$250,575
Derivative liabilities	—	(14,622)	—	(14,622)
	August 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$190,879	$—	$—	$190,879
Derivative assets	—	603	—	603
Derivative liabilities	—	(777)	—	(777)

The carrying value of long-term debt (including current portion) was $115.3 million and $115.5 million at August 31, 2025 and 2024, respectively. The fair value of this debt was estimated to be $106.4 million and $105.5 million as of August 31, 2025 and 2024, respectively, based on current market rates as of the respective year-ends.

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

The Company has entered into various cross currency swaps that mature between the second quarter of fiscal 2026 and the third quarter of fiscal 2028 with a total notional amount of $175.0 million, or €163.2 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the consolidated balance sheets. The fair value of these contracts as of August 31, 2025, is included in the table above as derivative liabilities. Translation gains and losses are recorded within other comprehensive income related to the Company's net investment hedges. Translation losses were $10.6 million, $1.1 million, and $3.3 million for the years ended August 31, 2025, 2024, and 2023, respectively.

During fiscal 2025, the Company settled foreign currency forward contracts resulting in a net loss of $0.4 million which were recorded in the consolidated statements of earnings. At August 31, 2025 the Company had an outstanding foreign currency forward contract to sell a notional amount of 143.5 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of August 31, 2025 and 2024, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at August 31, 2025 and 2024.

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

The following table summarizes the environmental remediation liability classifications included in the consolidated balance sheets as of August 31, 2025 and 2024:

($ in thousands)	August 31,
Balance sheet location	2025	2024
Other current liabilities	$509	$462
Other noncurrent liabilities	10,123	10,167
Total environmental remediation liabilities	$10,632	$10,629

Note 16 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.3 million, $1.4 million, and $1.3 million for the years ended August 31, 2025, 2024, and 2023, respectively.

A supplementary non-qualified, non-funded retirement plan for five former executives is also maintained. Plan benefits are based on the executive’s average total compensation during the three highest compensation years of employment. This unfunded supplemental retirement plan is not subject to the minimum funding requirements of ERISA. While the plan is unfunded, the Company has purchased life insurance policies on certain former executives named in this supplemental retirement plan to provide funding for this liability. The cash surrender values of these insurance policies are recorded as other noncurrent assets.

As of August 31, 2025 and 2024, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$4,697	$4,912
Interest cost	226	232
Actuarial loss (gain)	(557)	83
Benefits paid	(474)	(530)
Benefit obligation at end of year	$3,892	$4,697

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2025	2024
Other current liabilities	$474	$530
Other non-current liabilities	3,418	4,167
Net amount recognized	$3,892	$4,697

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2025	2024
Net actuarial loss	$(1,732)	$(2,482)

For the years ended August 31, 2025 and 2024, the Company assumed a discount rate of 5.4 percent and 5.1 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2025, 2024, and 2023, the Company assumed a discount rate of 5.1 percent, 5.0 percent, and 4.1 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2025	2024	2023
Interest cost	$226	$232	$211
Net amortization and deferral	193	191	211
Total	$419	$423	$422

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

Fiscal years	$ in thousands
2026	$453
2027	440
2028	426
2029	410
2030	393
Thereafter	1,770
$3,892

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2025	2024
Product warranty accrual balance, beginning of period	$14,180	$14,535
Liabilities accrued for warranties during the period	9,730	7,951
Warranty claims paid during the period	(9,752)	(8,306)
Changes in estimates	—	—
Product warranty accrual balance, end of period	$14,158	$14,180

Warranty costs were $9.7 million, $8.0 million, and $10.9 million for fiscal 2025, 2024, and 2023, respectively.

Note 18 – Business Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM utilizes operating income to guide resource allocation across reportable segments as part of the Company’s strategic and annual planning efforts, and to assess segment performance by comparing planned results to actual outcomes.

The CODM manages the Company's business activities in two reportable segments: Irrigation and Infrastructure. The accounting policies of the two reportable segments are the same as those described in Note 1. The CODM evaluates the performance of its reportable segments based on segment revenues and operating income, with operating income for segment purposes excluding unallocated corporate general and administrative expenses, interest income, interest expense, other income and expenses, and income taxes. Operating income for segment purposes does include general and administrative expenses, selling expenses, engineering and research expenses and other overhead charges directly attributable to the segment. There are no inter-segment sales included in the amounts disclosed.

Irrigation

This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems and large diameter steel tubing, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, and industrial internet of things, or "IIoT", solutions. The irrigation reporting segment consists of one operating segment.

Infrastructure

This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

In fiscal year 2025, one customer within the Company's irrigation segment accounted for approximately 13% of consolidated revenues relating to the large irrigation project in the MENA region. In fiscal years 2024 and 2023, no individual customer accounted for more than 10% of consolidated revenue.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	August 31, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$568,000	(1)	$108,368	$676,368
Cost of operating revenues	402,126		63,462	465,588
Gross profit	165,874		44,906	210,780
Operating expenses	68,911		18,568	87,479
Segment operating income	$96,963		$26,338	$123,301
Unallocated corporate expenses				35,177
Operating income				$88,124
(1) includes domestic revenues of $273,839 and international revenues of $294,161

	August 31, 2024
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$513,896	(1)	$93,178	$607,074
Cost of operating revenues	358,390		57,629	416,019
Gross profit	155,506		35,549	191,055
Operating expenses	67,959		16,554	84,513
Segment operating income	$87,547		$18,995	$106,542
Unallocated corporate expenses				29,934
Operating income				$76,608
(1) includes domestic revenues of $302,148 and international revenues of $211,748

	August 31, 2023
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$586,031	(1)	$88,053	$674,084
Cost of operating revenues	401,427		59,642	461,069
Gross profit	184,604		28,411	213,015
Operating expenses	62,635		16,344	78,979
Segment operating income	$121,969		$12,067	$134,036
Unallocated corporate expenses				31,852
Operating income				$102,184
(1) includes domestic revenues of $309,538 and international revenues of $276,493

Summarized financial information concerning the Company’s capital expenditures and depreciation and amortization is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2025	2024	2023
Total capital expenditures:
Irrigation	$38,026	$24,720	$13,043
Infrastructure	4,147	4,207	5,287
Corporate	323	52	445
	$42,496	$28,979	$18,775
Depreciation and amortization:
Irrigation	$14,198	$14,480	$12,834
Infrastructure	4,417	4,396	4,023
Corporate	2,281	2,324	2,425
	$20,896	$21,200	$19,282

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2025		2024		2023
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$350,229	52	$338,429	56	$347,238	52
International	326,139	48	268,645	44	326,846	48
Total revenues	$676,368	100	$607,074	100	$674,084	100

	For the years ended August 31,
($ in thousands)	2025		2024		2023
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$116,771	82	$89,175	79	$76,428	77
International	25,536	18	23,640	21	23,253	23
Total long-lived assets	$142,307	100	$112,815	100	$99,681	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 19 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2025, the Company’s share-based compensation plan was the 2025 Long-Term Incentive Plan (the “2025 Plan”). The 2025 Plan was approved by the shareholders of the Company, and became effective on January 8, 2025, and replaced the Company’s 2015 Long Term Incentive Plan. As of August 31, 2025, all outstanding awards were granted under the 2015 Plan.

The 2025 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2025 Plan is 533,491 shares, exclusive of any forfeitures from the 2015 Long-Term Incentive Plan. At August 31, 2025, 535,609 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2025 Plan. Grants of restricted stock units and stock options will be counted against the 2025 Plan in a 1 to 1 ratio, and grants of performance stock units will be counted in a 2 to 1 ratio. The 2025 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2025, 2024, and 2023:

	For the years ended August 31,
($ in thousands)	2025	2024	2023
Share-based compensation expense included in cost of operating revenues	$169	$183	$183

Engineering and research	214	190	232
Selling	613	650	632
General and administrative	7,240	5,473	5,651
Share-based compensation expense included in operating expenses	8,067	6,313	6,515
Total share-based compensation expense	8,236	6,496	6,698
Tax benefit	(1,699)	(1,527)	(1,574)
Share-based compensation expense, net of tax	$6,537	$4,969	$5,124

As of August 31, 2025, there was $9.9 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.8 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest evenly over a three year period. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The table below shows the annual weighted average assumptions used for valuation purposes.

	Grant year
	Fiscal 2025	Fiscal 2024	Fiscal 2023
Risk-free interest rate	4.1%	4.8%	4.4%
Dividend yield	1.2%	1.2%	0.9%
Expected life (years)	5	5	5
Volatility	36.8%	37.8%	35.7%
Weighted average grant-date fair value of options granted	$42.19	$44.22	$55.53

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

The following table summarizes stock option activity for fiscal 2025:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2024	142,176	$117.44	6.4	$2,075
Granted	43,011	121.16
Exercised	(18,015)	83.67		958
Stock options outstanding at August 31, 2025	167,172	$122.04	6.8	$3,113
Stock options exercisable at August 31, 2025	96,880	$120.29	5.4	$2,083

There were 23,781, 19,995, and 19,617 outstanding stock options that vested during fiscal 2025, 2024, and 2023, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands, except fair value amounts)	2025	2024	2023
Intrinsic value of stock options exercised	$958	$217	$23
Cash received from stock option exercises	$1,507	$479	$32
Tax benefit realized from stock option exercises	$225	$18	$1
Weighted average grant-date fair value of stock options vested	$28.05	$27.14	$40.66

Restricted stock units – The restricted stock units have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest ratably over a three-year period. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes restricted stock unit activity for fiscal 2025:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2024	52,581	$131.12
Granted	39,067	119.49
Vested	(22,349)	133.54
Forfeited / Cancelled	(2,861)	123.96
Restricted stock units outstanding at August 31, 2025	66,438	$123.63

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2025, 2024, and 2023, outstanding restricted stock units included 5,793, 4,742, and 4,039 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $2.4 million and $2.3 million for each of the years ended August 31, 2025 and 2024, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.5 million, $1.6 million, and $2.5 million for each of the years ended August 31, 2025, 2024, and 2023, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2025:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2024	46,422	$152.67
Granted	28,280	133.29
Vested	(11,729)	147.74
Performance stock units outstanding at August 31, 2025	62,973	$144.89

Performance stock units outstanding as of August 31, 2025 and issued during fiscal 2025, 2024, and 2023 include performance goals based on a return on invested capital and total shareholder return ("TSR") relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2025, 2024, and 2023 performance stock units that vested represented 11,729, 13,893, and 18,688 respectively, of actual shares of common stock issued.

The fair value of the TSR portion of the awards granted in fiscal 2025, 2024, and 2023 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant year
	Fiscal 2025	Fiscal 2024	Fiscal 2023
Expected term (years)	3	3	3
Risk-free interest rate	4.1%	4.9%	4.5%
Volatility	35.2%	34.6%	38.6%
Dividend yield	1.2%	1.2%	0.9%

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

During the year ended August 31, 2025, the Company repurchased 86 thousand shares of its common stock under the program in open market transactions for $11.5 million, including excise taxes of $0.1 million. During the year ended August 31, 2024, the Company repurchased 194 thousand shares for $22.5 million, including excise taxes of

$0.2 million. As of August 31, 2025, the repurchased shares were held as treasury stock and $30.0 million of the authorization remained available for future share repurchases.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2025.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 23, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
October 23, 2025

ITEM 9B — Other Information

None.

ITEM 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2025. Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2025.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2025 (there were no equity compensation plans not approved by security holders as of August 31, 2025):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	290,790	$122.04	535,609
Total	290,790	$122.04	535,609

(1)
Plans approved by stockholders include the Company’s 2015 and 2025 Long-Term Incentive Plans. While certain share-based awards remain outstanding under the Company’s 2015 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.
(2)
Column (a) includes (i) 62,973 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2025, and (ii) 60,645 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2025. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the discussion responsive thereto under the captions “Corporate Governance” and “Related Party Transactions” in the Proxy Statement.

ITEM 14 — Principal Accountant Fees and Services

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

(a)(2) Financial Statement Schedule.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2025, 2024, and 2023

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2025:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$5,151	1,725	—	787	$6,089
Deferred tax asset valuation allowance (2)	534	—	—	—	534
Year ended August 31, 2024:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$5,048	694	—	591	$5,151
Deferred tax asset valuation allowance (2)	491	—	43	—	534
Year ended August 31, 2023:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$4,118	881	—	(49)	$5,048
Deferred tax asset valuation allowance (2)	1,203	—	—	(712)	491

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

10.3	Lindsay Corporation 2025 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on November 20, 2024.†
10.4*	Forms of Award Agreements under the Lindsay Corporation 2025 Long-Term Incentive Plan.†
10.5**

Lindsay Corporation Management Incentive Plan (MIP), 2025 Plan Year, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024.†

10.6	Form of Indemnification Agreement between the Company and its Officers and Directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2018.†
10.7

Amended and Restated Revolving Credit Agreement, dated February 18, 2015, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.8

First Amendment to Amended and Restated Revolving Credit Agreement, dated February 28, 2017, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2017.

10.9

Second Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2019, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.10

Third Amendment to Amended and Restated Revolving Credit Agreement, dated August 26, 2021, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2021.

10.11

Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated August 26, 2025, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 27, 2025.

10.12

Second Amended and Restated Line of Credit Note, dated August 26, 2021, by the Company in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2021.

10.13

First Modification to Second Amended and Restated Line of Credit Note, dated August 26, 2025, by and between the Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 27, 2025.

10.14

Note Purchase Agreement, dated as of February 19, 2015, by and among the Company and the purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2015.

10.15

First Amendment to Note Purchase Agreement, dated May 31, 2019, by and among the Company and the noteholders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019.

10.16

Lindsay Corporation Policy on Payment of Directors Fees and Expenses, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.

10.17

Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.†

10.18

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020.†

10.19	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.20	Consulting Agreement, dated July 23, 2025, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 23, 2025.
10.21

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.22

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. †

10.23	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.24	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.25

Lindsay Corporation Directors Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.

19	Lindsay Corporation Policy Concerning Restrictions on Insider Trading, incorporated by reference to Exhibit 19 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
21*	Subsidiaries of the Company.
23*	Consent of KPMG LLP.
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2025 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
97

Lindsay Corporation Policy for the Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 99 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2025.

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

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of October, 2025.

LINDSAY CORPORATION

By:	/s/ BRIAN L. KETCHAM
Name:	Brian L. Ketcham
Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of October, 2025.

/s/ RANDY A. WOOD		Director, President and Chief Executive Officer
Randy A. Wood		(Principal Executive Officer)

/s/ BRIAN L. KETCHAM		Senior Vice President and Chief Financial Officer
Brian L. Ketcham		(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT E. BRUNNER	(1)	Chairperson of the Board of Directors
Robert E. Brunner

/s/ Michael N. Christodolou	(1)	Director
Michael N. Christodolou

/s/ PABLO DI SI	(1)	Director
Pablo Di Si

/s/ JAHIDUL H. KHANDAKER	(1)	Director
Jahidul H. Khandaker

/s/ MARY A. LINDSEY	(1)	Director
Mary A. Lindsey

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ DAVID B. Rayburn	(1)	Director
David B. Rayburn

(1) By: /s/ Randy A. Wood
Randy A. Wood, Attorney‑In‑Fact