Form 10-Q
period 2025-11-30
LINDSAY CORP
filed 2026-01-08
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of January 5, 2026, 10,454,669 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2025	November 30, 2024
Operating revenues	$155,818	$166,281
Cost of operating revenues	105,716	116,315
Gross profit	50,102	49,966

Operating expenses:
Selling expense	11,019	10,211
General and administrative expense	14,838	15,008
Engineering and research expense	4,640	3,864
Total operating expenses	30,497	29,083

Operating income	19,605	20,883

Other income:
Interest income, net	3,319	493
Other (expense) income, net	(1,038)	658
Total other income	2,281	1,151

Earnings before income taxes	21,886	22,034

Income tax expense	5,362	4,870

Net earnings	$16,524	$17,164

Earnings per share:
Basic	$1.55	$1.58
Diluted	$1.54	$1.57

Shares used in computing earnings per share:
Basic	10,673	10,853
Diluted	10,699	10,903

Cash dividends declared per share	$0.37	$0.36

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2025	November 30, 2024
Net earnings	$16,524	$17,164
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	25	37
Foreign currency translation adjustment, net of hedging activities and tax	2,686	(6,359)
Total other comprehensive income (loss), net of tax expense of $390 and $608, respectively	2,711	(6,322)
Total comprehensive income	$19,235	$10,842

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	November 30, 2025	November 30, 2024	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$199,622	$194,066	$250,575
Receivables, net of allowance of $5,529, $5,046, and $6,089, respectively	129,014	120,875	113,027
Inventories, net	146,388	158,255	136,859
Other current assets	31,974	28,948	32,303
Total current assets	506,998	502,144	532,764

Property, plant, and equipment:
Cost	330,455	286,670	315,060
Less accumulated depreciation	(175,317)	(168,688)	(172,753)
Property, plant, and equipment, net	155,138	117,982	142,307

Intangibles, net	23,353	24,591	23,331
Goodwill	84,421	83,941	84,459
Operating lease right-of-use assets	17,566	15,009	18,096
Deferred income tax assets	18,573	12,375	19,525
Equity method investment	8,107	—	8,763
Other noncurrent assets	14,244	14,959	11,591
Total assets	$828,400	$771,001	$840,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,248	$53,185	$48,670
Current portion of long-term debt	186	229	233
Other current liabilities	90,991	76,435	94,689
Total current liabilities	148,425	129,849	143,592

Pension benefits liabilities	3,350	4,101	3,418
Long-term debt	114,792	114,948	114,810
Operating lease liabilities	16,722	14,824	17,354
Deferred income tax liabilities	1,816	646	1,024
Other noncurrent liabilities	25,133	18,174	27,788
Total liabilities	310,238	282,542	307,986

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,188, 19,145, and 19,167 shares issued, respectively	19,188	19,145	19,167
Capital in excess of stated value	113,268	104,995	113,042
Retained earnings	758,003	700,345	745,397
Less treasury stock - at cost, 8,595, 8,277, and 8,363 shares, respectively	(341,476)	(299,703)	(311,224)
Accumulated other comprehensive loss, net	(30,821)	(36,323)	(33,532)
Total shareholders' equity	518,162	488,459	532,850
Total liabilities and shareholders' equity	$828,400	$771,001	$840,836

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	17,164	—	—	17,164
Other comprehensive loss	—	—	—	—	—	—	(6,322)	(6,322)
Total comprehensive income		—	—	—	—	—	—	10,842
Cash dividends ($0.36) per share	—	—	—	—	(3,912)	—	—	(3,912)
Repurchase of common stock	—	—	—	—	—	(11)	—	(11)
Issuance of common shares under share compensation plans, net	21	—	21	(1,351)	—	—	—	(1,330)
Share-based compensation expense	—	—	—	1,977	—	—	—	1,977
Balance at November 30, 2024	19,145	8,277	$19,145	$104,995	$700,345	$(299,703)	$(36,323)	$488,459

Balance at August 31, 2025	19,167	8,363	$19,167	$113,042	$745,397	$(311,224)	$(33,532)	$532,850
Comprehensive income:
Net earnings	—	—	—	—	16,524	—	—	16,524
Other comprehensive income	—	—	—	—	—	—	2,711	2,711
Total comprehensive income	—	—	—	—	—	—	—	19,235
Cash dividends ($0.37) per share	—	—	—	—	(3,918)	—	—	(3,918)
Repurchase of common stock	—	232	—	—	—	(30,252)	—	(30,252)
Issuance of common shares under share compensation plans, net	21	—	21	(1,144)	—	—	—	(1,123)
Share-based compensation expense	—	—	—	1,370	—	—	—	1,370
Balance at November 30, 2025	19,188	8,595	$19,188	$113,268	$758,003	$(341,476)	$(30,821)	$518,162

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
($ in thousands)	November 30, 2025	November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,524	$17,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,312	5,412
Provision for uncollectible accounts receivable	(252)	62
Deferred income taxes	1,477	1,589
Share-based compensation expense	1,370	1,977
Unrealized foreign currency transaction gain	(248)	(511)
Other, net	413	(217)
Changes in assets and liabilities:
Receivables	(15,123)	(6,442)
Inventories	(8,993)	(5,968)
Other current assets	303	1,251
Accounts payable	5,251	16,656
Other current liabilities	(7,522)	(9,978)
Other noncurrent assets and liabilities	891	608
Net cash (used in) provided by operating activities	(597)	21,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(14,476)	(9,142)
Proceeds from settlement of net investment hedge	—	835
Payments for settlement of net investment hedge	—	(98)
Other investing activities, net	(1,152)	(401)
Net cash used in investing activities	(15,628)	(8,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,918)	(3,912)
Common stock withheld for payroll tax obligations	(1,253)	(1,450)
Repurchase of common shares	(30,252)	—
Other financing activities, net	51	52
Net cash used in financing activities	(35,372)	(5,310)

Effect of exchange rate changes on cash and cash equivalents	644	(4,300)
Net change in cash and cash equivalents	(50,953)	3,187
Cash and cash equivalents, beginning of period	250,575	190,879
Cash and cash equivalents, end of period	$199,622	$194,066

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in Lindsay Corporation’s (the “Company”) Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

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

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The Company will adopt this ASU as part of its fiscal 2026 Annual Report on Form 10-K and does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The Company will adopt this ASU as part of its fiscal 2028 Annual Report on Form 10-K and does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three months ended November 30, 2025 and 2024 is as follows:

	Three months ended
	November 30, 2025
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$124,816	$15,940	$140,756
Over time	8,621	1,301	9,922
Revenue from contracts with customers	133,437	17,241	150,678
Lease revenue	—	5,140	5,140
Total operating revenues	$133,437	$22,381	$155,818

	Three months ended
	November 30, 2024
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$139,368	$12,102	$151,470
Over time	7,719	1,358	9,077
Revenue from contracts with customers	147,087	13,460	160,547
Lease revenue	—	5,734	5,734
Total operating revenues	$147,087	$19,194	$166,281

Further disaggregation of revenue is disclosed in Note 13 – Business Segments.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $78.8 million at November 30, 2025, almost all of which is expected to be satisfied within the next 12 to 18 months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and completion of specified units of completion of the contract. At November 30, 2025, November 30, 2024, and August 31, 2025, contract assets amounted to $2.0 million, $3.1 million, and $1.1 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At November 30, 2025, November 30, 2024, and August 31, 2025, contract liabilities amounted to $16.0 million, $18.6 million, and $14.2 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s three months ended November 30, 2025 and 2024, the Company recognized $4.8 million and $9.6 million of revenue that were included in the liabilities as of August 31, 2025 and 2024, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three months ended November 30, 2025 and 2024:

	Three months ended
($ and shares in thousands, except per share amounts)	November 30, 2025	November 30, 2024
Numerator:
Net earnings	$16,524	$17,164

Denominator:
Weighted average shares outstanding	10,673	10,853
Diluted effect of stock awards	26	50
Weighted average shares outstanding assuming dilution	10,699	10,903

Basic net earnings per share	$1.55	$1.58
Diluted net earnings per share	$1.54	$1.57

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three months ended November 30, 2025 and 2024.

Note 4 – Income Taxes

The Company recorded income tax expense of $5.4 million and $4.9 million for the three months ended November 30, 2025 and 2024, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 22.4 percent and 22.0 percent for the three months ended November 30, 2025 and 2024, respectively. The increase in the estimated annual effective income tax rate relates primarily to the change in earnings mix among foreign operations.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items amounted to additional expense of $0.5 million for the three months ended November 30, 2025 and was not significant for the three months ended November 30, 2024.

Note 5 – Inventories

Inventories consisted of the following as of November 30, 2025, November 30, 2024, and August 31, 2025:

($ in thousands)	November 30, 2025	November 30, 2024	August 31, 2025
Raw materials and supplies	$68,850	$87,861	$70,510
Work in process	9,786	12,369	7,186
Finished goods and purchased parts, net	89,382	79,365	78,631
Total inventory value before LIFO adjustment	168,018	179,595	156,327
Less adjustment to LIFO value	(21,630)	(21,340)	(19,468)
Inventories, net	$146,388	$158,255	$136,859

Of the $146.4 million, $158.3 million, and $136.9 million of net inventories at November 30, 2025, November 30, 2024, and August 31, 2025, respectively, $36.9 million, $40.8 million, and $35.0 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $109.5 million, $117.5 million, and $101.9 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	November 30, 2025	November 30, 2024	August 31, 2025
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	186	434	263
Total debt	115,186	115,434	115,263
Less current portion	(186)	(229)	(233)
Less unamortized debt issuance costs	(208)	(257)	(220)
Total long-term debt	$114,792	$114,948	$114,810

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$186
Thereafter	115,000
Total debt	$115,186

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of November 30, 2025, November 30, 2024, and August 31, 2025. There were no transfers between any levels for the periods presented.

	November 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$199,622	$—	$—	$199,622
Derivative liabilities	—	(12,994)	—	(12,994)

	November 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$194,066	$—	$—	$194,066
Derivative assets	—	1,897	—	1,897
Derivative liabilities	—	(156)	—	(156)

	August 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,575	$—	$—	$250,575
Derivative liabilities	—	(14,622)	—	(14,622)

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

The Company has entered into various cross currency swaps that mature between the third quarter of fiscal 2026 and the first quarter of fiscal 2028 with a total notional amount of $175.0 million, or €163.2 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss, net on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of November 30, 2025, is included in the table above as derivative liabilities. During the three months ended November 30, 2025 and 2024, the Company recognized translation gains of $1.2 million and $1.9 million, respectively, within other comprehensive income related to its net investment hedges.

At November 30, 2025, the Company had an outstanding foreign currency forward contract to sell a notional amount of 95.5 million South African rand at fixed prices to settle during the next fiscal quarter. This foreign currency forward contract does not qualify as a hedge of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended November 30, 2025 or 2024.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of November 30, 2025, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at November 30, 2025.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of November 30, 2025, November 30, 2024, and August 31, 2025:

($ in thousands)	November 30, 2025	November 30, 2024	August 31, 2025
Other current liabilities	$509	$509	$509
Other noncurrent liabilities	10,123	10,123	10,123
Total environmental remediation liabilities	$10,632	$10,632	$10,632

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended
($ in thousands)	November 30, 2025	November 30, 2024
Product warranty accrual balance, beginning of period	$14,158	$14,180
Liabilities accrued for warranties during the period	1,092	1,278
Warranty claims paid during the period	(1,637)	(1,997)
Product warranty accrual balance, end of period	$13,613	$13,461

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.5 million and $1.9 million for the three months ended November 30, 2025 and 2024, respectively.

The following table illustrates the type and fair value of share-based compensation awards granted during the three months ended November 30, 2025 and 2024:

	Three months ended
	November 30, 2025		November 30, 2024
	Number of units granted	Weighted average grant-date fair value per award	Number of units granted	Weighted average grant-date fair value per award
Stock options	51,883	$35.07	43,011	$42.19
RSUs	32,557	$110.21	31,525	$117.11
PSUs	30,045	$109.85	28,280	$133.30

The RSUs granted during the three months ended November 30, 2025 and 2024 included 2,868 and 3,516 units, respectively, that will be settled in cash. The weighted average stock price on the date of grant was $114.35 and $121.16 per award for the three months ended November 30, 2025 and 2024, respectively. Share issuances are presented net of shares withheld to cover payroll taxes of $1.3 million and $1.5 million for the three months ended November 30, 2025 and 2024, respectively.

The following table provides the assumptions used in determining the fair value of the stock options awarded during the three months ended November 30, 2025 and 2024:

	Three months ended November 30,
	2025	2024
Dividend yield	1.3%	1.2%
Volatility	32.7%	36.8%
Risk-free interest rate	3.6%	4.1%
Expected life (years)	5	5

The PSUs granted during fiscal 2026 include performance goals based on a return on invested capital ("ROIC") and total shareholder return ("TSR") relative to the Company's peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of PSUs and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the ROIC portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the condensed consolidated financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value.

The fair value of the TSR portion of the awards granted during the three months ended November 30, 2025 and 2024 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Three months ended November 30,
	2025	2024
Dividend yield	1.3%	1.2%
Volatility	33.2%	35.2%
Risk-free interest rate	3.5%	4.1%
Expected term (years)	3	3

Note 11 – Other Current Liabilities

($ in thousands)	November 30, 2025	November 30, 2024	August 31, 2025
Other current liabilities:
Compensation and benefits	$19,713	$18,006	$28,799
Warranties	13,613	13,461	14,158
Contract liabilities	12,192	16,660	13,474
Tax related liabilities	11,277	5,454	7,617
Dealer related liabilities	8,986	8,131	9,919
Operating lease liabilities	4,174	3,589	4,113
Deferred revenue - lease	3,035	1,045	4,465
Accrued insurance	1,003	997	975
Accrued environmental liabilities	509	509	509
Other	16,489	8,583	10,660
Total other current liabilities	$90,991	$76,435	$94,689

Note 12 – Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the three months ended November 30, 2025, the Company repurchased 232 thousand shares of its common stock under the program in open market transactions for $30.3 million, including excise taxes of $0.2 million. During the three months ended November 30, 2024, the amount of common stock repurchased by the Company under the program in open market transactions was not significant. The repurchases completed in the first quarter of fiscal 2026 fully depleted the previous share repurchase authorization.

In November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. As of November 30, 2025, the amount available under this repurchase program remained at $150.0 million.

Note 13 – Business Segments

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

The Company had no single customer who represented 10 percent or more of its total revenues during the three months ended November 30, 2025 or 2024.

	Three months ended November 30, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$133,437	(1)	$22,381	$155,818
Cost of operating revenues	92,813		12,903	105,716
Gross profit	40,624		9,478	50,102
Operating expenses	17,670		4,984	22,654
Segment operating income	$22,954		$4,494	$27,448
Unallocated corporate expenses				7,843
Operating income				$19,605
(1) includes North America revenues of $74,312 and international revenues of $59,125

	Three months ended November 30, 2024
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$147,087	(1)	$19,194	$166,281
Cost of operating revenues	105,195		11,120	116,315
Gross profit	41,892		8,074	49,966
Operating expenses	17,156		3,950	21,106
Segment operating income	$24,736		$4,124	$28,860
Unallocated corporate expenses				7,977
Operating income				$20,883
(1) includes North America revenues of $77,669 and international revenues of $69,418

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the three months ended November 30, 2025.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended November 30, 2025 were $155.8 million, a decrease of 6 percent compared to $166.3 million for the three months ended November 30, 2024. Irrigation segment revenues decreased 9 percent to $133.4 million and infrastructure segment revenues increased 17 percent to $22.4 million. Net earnings for the three months ended November 30, 2025 were $16.5 million, or $1.54 per diluted share, compared to net earnings of $17.2 million, or $1.57 per diluted share, for the three months ended November 30, 2024. Operating income was lower than the prior year primarily due to lower revenues. This decrease in earnings was partially offset by higher other income compared to the prior year, while the effective income tax rate was slightly higher than the prior year.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of November 2025, U.S. corn prices have remained fairly consistent and U.S. soybean prices have increased approximately 14 percent when compared to price levels prevailing in November 2024. Agriculture commodity prices fluctuate based on supply factors such as global production and inventory levels and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – As of September 2025, the U.S. Department of Agriculture (the “USDA”) forecast for 2025 U.S. net farm income was projected to be $179.8 billion, an increase of 41 percent from the USDA's final 2024 U.S. net farm income of $127.8 billion. This projected increase is based mainly on an increase in government support payments from supplemental and ad hoc disaster support programs, while cash receipts from crops are expected to decrease 3 percent.
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
•
Governmental policies – A number of governmental laws and regulations can affect the Company’s business, including:
•
In response to U.S. tariffs on imports from Canada, Mexico, China and other countries, the Company implemented a comprehensive action plan that included supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the tariffs has resulted in a marginal increase to the Company's cost of goods, which has been passed through to the market through an increase in the pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers. On December 8, 2025, the Trump administration announced $12 billion in one-time payments to farmers, primarily those who grow corn and soybeans, in the wake of the recent tariff impact. These payments are expected to be made in February 2026 and, while helpful to overall farm income, are not expected to result in a meaningful increase in demand for irrigation equipment.
•
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. permanently extending many of the expiring provisions of the Tax Cuts and Jobs Act of 2017. In particular, the OBBBA restores Section 168 bonus depreciation, which is intended to encourage equipment purchases by allowing 100 percent of the cost of the equipment to be treated as an income tax deduction in the year of purchase rather than being amortized over its useful life. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not have a significant impact on the Company's estimated annual effective income tax rate in fiscal 2026.
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The Farm Bill expired on September 30, 2025, however the OBBBA extended key commodity support programs under the Farm Bill and is projected to increase agricultural-focused spending by approximately $65.6 billion over the next decade (fiscal 2025 through fiscal 2034). Of that total, $59.0 billion is directed toward core farm safety net enhancements. In addition, on November 12, 2025, legislation was adopted that included a one-year extension of the remaining provisions of the Farm Bill the were not included in the OBBBA.
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

The USDA's forecasted increase in estimated 2025 net farm income is not expected to have a meaningful positive impact on demand for irrigation equipment as the increase results primarily from government support payments while income from crop receipts is expected to be slightly lower compared to the prior year. Favorable weather conditions in key U.S. markets during the growing season have resulted in higher crop production and increased inventories of crops in 2025 and has maintained downward pressure on commodity prices in the near term.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the Middle East and North Africa (MENA) region. The project was valued at over $100 million in revenue, with equipment deliveries occurring throughout fiscal 2025 and completing in the first quarter of fiscal 2026. Additionally, in December 2025, the Company announced a new supply agreement to provide irrigation systems and remote management and scheduling technology for a new large project in the MENA region. The project, valued at more than $80 million in revenue, is expected to be recognized over the period beginning in the second quarter of fiscal 2026 with approximately $70 million of the total contract revenue anticipated to be recognized in the current fiscal year.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the Infrastructure Investment and Jobs Act ("IIJA") in November 2021 introduced $110 billion in incremental federal funding for roads, bridges, and other transportation projects, which the Company anticipates may support higher demand for its transportation safety products as states utilize these funds in construction projects. The federal programs under IIJA run through September 2026.

The backlog of unshipped orders at November 30, 2025 was $119.2 million compared with $168.2 million at November 30, 2024. Included in these backlogs are amounts of $8.5 million and $17.4 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The backlog in both segments was lower compared to the prior year, with the decrease resulting primarily attributed to from deliveries related to the large irrigation project in the MENA region that was included in the backlog as of November 30, 2024. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended November 30, 2025 compared to the Three Months ended November 30, 2024

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended November 30, 2025 and 2024. It should be read together with the industry segment information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	November 30, 2025	November 30, 2024	Percent Change
Consolidated
Operating revenues	$155,818	$166,281	(6%)
Gross profit	$50,102	$49,966	0%
Gross margin	32.2%	30.0%
Operating expenses (1)	$30,497	$29,083	5%
Operating income	$19,605	$20,883	(6%)
Operating margin	12.6%	12.6%
Total other income	$2,281	$1,151	98%
Income tax expense	$5,362	$4,870	10%
Effective income tax rate	24.5%	22.1%
Net earnings	$16,524	$17,164	(4%)
Irrigation Segment
Operating revenues	$133,437	$147,087	(9%)
Gross profit	$40,624	$41,892	(3%)
Gross margin	30.4%	28.5%
Operating expenses	$17,670	$17,156	3%
Operating income	$22,954	$24,736	(7%)
Operating margin	17.2%	16.8%
Infrastructure Segment
Operating revenues	$22,381	$19,194	17%
Gross profit	$9,478	$8,074	17%
Gross margin	42.3%	42.1%
Operating expenses	$4,984	$3,950	26%
Operating income	$4,494	$4,124	9%
Operating margin	20.1%	21.5%

(1)
Includes $7.8 million and $8.0 million of corporate operating expenses for the three months ended November 30, 2025 and 2024, respectively.

Revenues

Operating revenues for the three months ended November 30, 2025 decreased 6 percent to $155.8 million from $166.3 million for the three months ended November 30, 2024, as irrigation revenues decreased $13.7 million and infrastructure revenues increased $3.2 million. The irrigation segment provided 86 percent of the Company’s revenue during the three months ended November 30, 2025 as compared to 88 percent for the three months ended November 30, 2024.

North America irrigation revenues for the three months ended November 30, 2025 of $74.3 million decreased $3.4 million, or 4 percent, from $77.7 million for the three months ended November 30, 2024. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Unfavorable market conditions continue to weigh on farmer sentiment and temper demand for irrigation equipment in North America.

International irrigation revenues for the three months ended November 30, 2025 of $59.1 million decreased $10.3 million, or 15 percent, from $69.4 million for the three months ended November 30, 2024. The decrease resulted primarily from lower sales in Brazil and Western Europe, along with lower project revenues in the MENA region. Elevated interest rates and credit constraints continue to be headwinds to capital investment by farmers in Brazil. The current year includes a favorable impact of foreign currency translation of $1.5 million compared to the prior year.

Infrastructure segment revenues for the three months ended November 30, 2025 of $22.4 million increased $3.2 million, or 17 percent, from $19.2 million for the three months ended November 30, 2024. The increase was primarily attributable to higher sales of road safety products while Road Zipper System™ revenues were similar compared to the prior year.

Gross Profit

Gross profit for the three months ended November 30, 2025 of $50.1 million was comparable to $50.0 million for the three months ended November 30, 2024. Gross margin was 32.2 percent of sales for the three months ended November 30, 2025 compared with 30.0 percent of sales for the three months ended November 30, 2024. Higher irrigation gross margin resulted from a lower proportion of international irrigation project revenue in the current year that was dilutive to gross margin, while infrastructure gross margin was comparable to the prior year.

Operating Expenses

Operating expenses of $30.5 million for the three months ended November 30, 2025 increased $1.4 million, or 5 percent, compared with $29.1 million for the three months ended November 30, 2024. Higher selling and engineering and research expenses were partially offset by lower administrative expenses.

Other Income, net

The Company recorded other income of $2.3 million for the three months ended November 30, 2025 compared to other income of $1.2 million for the three months ended November 30, 2024. The increase resulted primarily from higher net interest income, partially offset by foreign currency transaction losses, compared to the prior year.

Income Taxes

The Company recorded income tax expense of $5.4 million and $4.9 million for the three months ended November 30, 2025 and 2024, respectively. The effective income tax rate was 24.5 percent and 22.1 percent for the three months ended November 30, 2025 and 2024, respectively. The estimated annual effective tax rate in the current year is comparable to the prior year, but the current year includes an unfavorable discrete impact of share-based compensation vesting of approximately $0.5 million. The impact of discrete items in the prior year was not significant.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $199.6 million at November 30, 2025 compared with $250.6 million at August 31, 2025, and $194.1 million at November 30, 2024. The decrease during the three months ended November 30, 2025 resulted primarily from repurchases of common stock, increases in working capital, and capital expenditures. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $105.8 million, $94.1 million, and $97.4 million as of November 30, 2025, November 30, 2024, and August 31, 2025, respectively. The Company does not consider its earnings in foreign subsidiaries to be permanently reinvested and accrues applicable taxes on the earnings of its foreign subsidiaries. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $358.6 million at November 30, 2025, as compared with $372.3 million at November 30, 2024 and $389.2 million at August 31, 2025. Cash used in operating activities totaled $0.6 million during the three months ended November 30, 2025, compared to cash provided by operating activities of $21.6 million during the three months ended November 30, 2024. The increase in working capital and decrease in cash generated from operating activities was driven primarily by increases in receivables and inventories.

Cash flows used in investing activities totaled $15.6 million during the three months ended November 30, 2025 compared to $8.8 million during the three months ended November 30, 2024. Purchases of property, plant, and equipment were $14.5 million in the current year, compared to $9.1 million in the prior year.

Cash flows used in financing activities totaled $35.4 million during the three months ended November 30, 2025 compared to cash flows used in financing activities of $5.3 million during the three months ended November 30, 2024. The current year included $30.3 million of share repurchases, while the amount of share repurchases in the prior year was not significant.

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

Capital Expenditures

Capital expenditures for fiscal 2026 are expected to range from $50 million to $55 million, including equipment replacement, productivity improvements, new product development, and commercial growth investments. The increase over recent levels of capital expenditures is primarily related to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In the first quarter of fiscal 2026, the Company paid a quarterly cash dividend to stockholders of $0.37 per common share, or $3.9 million, compared to a quarterly cash dividend of $0.36 per common share, or $3.9 million, in the first quarter of fiscal 2025.

Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares could be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During the three months ended November 30, 2025, the Company repurchased $30.3 million of its common shares compared to an insignificant amount of repurchases in the prior year. The repurchases completed in the first quarter of fiscal 2026 fully depleted the previous $250.0 million share repurchase authorization.

In November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. As of November 30, 2025, the amount available under this repurchase program remained at $150.0 million.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund potential future acquisitions. At November 30, 2025 and 2024, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At November 30, 2025, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.47 percent at November 30, 2025), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at November 30, 2025).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At November 30, 2025 and 2024, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Contractual Obligations and Commercial Commitments

There have been no material changes in the Company’s contractual obligations and commercial commitments as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the Company’s quantitative and qualitative disclosures about market risk previously disclosed in the Company’s most recent Annual Report on Form 10-K. See discussion of the Company’s quantitative and qualitative disclosures about market risk under Part II, Item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2025.

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

ITEM 1A – Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended November 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
September 1, 2025 to September 30, 2025	87,910	$138.28	87,910	$17,856
October 1, 2025 to October 31, 2025	143,977	$124.14	143,977	$—
November 1, 2025 to November 30, 2025	—	$—	—	$150,000
Total	231,887	$129.50	231,887	$150,000

(1) The Company previously announced on January 3, 2014 that its Board of Directors authorized a share repurchase program of up to $250.0 million of common stock through January 2, 2016, and on July 22, 2015, the Company further announced that its Board of Directors increased its outstanding share repurchase authorization by $100.0 million with no expiration date (the “2014 Repurchase Program”). Under the 2014 Repurchase Program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”). The repurchases completed in the first quarter of fiscal 2026 fully depleted the 2014 Repurchase Program and caused it to expire on October 31, 2025. On November 5, 2025, the Company announced that its Board of Directors authorized a new share repurchase program for the Company to repurchase up to $150.0 million of the Company's outstanding common stock (the “2025 Repurchase Program”). Under the 2025 Repurchase Program, shares may be repurchased from time to time in open market transactions at prevailing market prices and/or in privately negotiated transactions, as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1. The 2025 Repurchase Program does not have any expiration date.

ITEM 3 – Defaults Upon Senior Securities

None.

ITEM 4 – Mine Safety Disclosures

Not applicable.

ITEM 5 – Other Information

None.

ITEM 6 – Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2006.
3.2	Amended and Restated By‑Laws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 22, 2023.
4.1	Specimen Form of Common Stock Certificate, incorporated by reference to Exhibit 4(a) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006.
10.1	Employment Agreement, dated October 7, 2025, between the Company and Sam Hinrichsen, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 14, 2025. †
10.2*	Employment Agreement, dated November 6, 2025, between the Company and Brian J. Magnusson. †
10.3*	Separation Agreement and General Release, dated November 11, 2025, between the Company and Gustavo E. Oberto. †
10.4*	Lindsay Corporation Policy on Payment of Director Fees and Expenses. †
10.5*	Lindsay Corporation Management Incentive Plan (MIP) 2026 Plan Year. † **
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL").
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of January 2026.

LINDSAY CORPORATION

By:	/s/ SAMUEL S. HINRICHSEN
Name:	Samuel S. Hinrichsen
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)