Form 10-Q
period 2026-02-28
LINDSAY CORP
filed 2026-04-02
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of March 31, 2026, 10,395,655 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operating revenues	$157,715	$187,064	$313,533	$353,345
Cost of operating revenues	115,366	124,576	221,082	240,891
Gross profit	42,349	62,488	92,451	112,454

Operating expenses:
Selling expense	10,517	10,850	21,536	21,062
General and administrative expense	14,742	15,352	29,580	30,360
Engineering and research expense	4,076	4,162	8,716	8,026
Total operating expenses	29,335	30,364	59,832	59,448

Operating income	13,014	32,124	32,619	53,006

Other income:
Interest income, net	1,984	1,441	5,303	1,934
Other income (expense), net	569	(351)	(469)	307
Total other income	2,553	1,090	4,834	2,241

Earnings before income taxes	15,567	33,214	37,453	55,247

Income tax expense	3,522	6,638	8,884	11,508

Net earnings	$12,045	$26,576	$28,569	$43,739

Earnings per share:
Basic	$1.15	$2.45	$2.71	$4.03
Diluted	$1.15	$2.44	$2.70	$4.01

Shares used in computing earnings per share:
Basic	10,449	10,863	10,561	10,858
Diluted	10,486	10,909	10,593	10,906

Cash dividends declared per share	$0.37	$0.36	$0.74	$0.72

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
($ in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net earnings	$12,045	$26,576	$28,569	$43,739
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	26	37	51	74
Foreign currency translation adjustment, net of hedging activities and tax	3,870	3,792	6,556	(2,581)
Unrealized gain on marketable securities, net of tax	—	—	—	14
Total other comprehensive income (loss), net of tax (benefit) expense of ($813), $823, ($423), and $1,431, respectively	3,896	3,829	6,607	(2,493)
Total comprehensive income	$15,941	$30,405	$35,176	$41,246

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	February 28, 2026	February 28, 2025	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$186,111	$172,044	$250,575
Marketable securities	—	14,676	—
Receivables, net of allowance of $5,696, $5,091, and $6,089, respectively	134,056	155,440	113,027
Inventories, net	144,581	154,605	136,859
Other current assets	34,463	29,919	32,303
Total current assets	499,211	526,684	532,764

Property, plant, and equipment:
Cost	341,631	295,551	315,060
Less accumulated depreciation	(179,015)	(170,794)	(172,753)
Property, plant, and equipment, net	162,616	124,757	142,307

Intangibles, net	23,008	24,097	23,331
Goodwill	84,542	83,877	84,459
Operating lease right-of-use assets	20,317	17,583	18,096
Deferred income tax assets	22,873	11,930	19,525
Equity method investment	8,400	7,452	8,763
Other noncurrent assets	16,714	17,805	11,591
Total assets	$837,681	$814,185	$840,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,231	$57,612	$48,670
Current portion of long-term debt	148	231	233
Other current liabilities	109,908	87,044	94,689
Total current liabilities	165,287	144,887	143,592

Pension benefits liabilities	3,283	4,040	3,418
Long-term debt	114,804	114,903	114,810
Operating lease liabilities	19,528	17,063	17,354
Deferred income tax liabilities	2,177	637	1,024
Other noncurrent liabilities	24,839	16,236	27,788
Total liabilities	329,918	297,766	307,986

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,198, 19,155, and 19,167 shares issued, respectively	19,198	19,155	19,167
Capital in excess of stated value	116,002	107,869	113,042
Retained earnings	766,201	723,008	745,397
Less treasury stock - at cost, 8,802, 8,289, and 8,363 shares, respectively	(366,713)	(301,119)	(311,224)
Accumulated other comprehensive loss, net	(26,925)	(32,494)	(33,532)
Total shareholders' equity	507,763	516,419	532,850
Total liabilities and shareholders' equity	$837,681	$814,185	$840,836

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	43,739	—	—	43,739
Other comprehensive loss	—	—	—	—	—	—	(2,493)	(2,493)
Total comprehensive income	—	—	—	—	—	—	—	41,246
Cash dividends ($0.72) per share	—	—	—	—	(7,824)	—	—	(7,824)
Repurchase of common stock	—	12	—	—	—	(1,427)	—	(1,427)
Issuance of common shares under share compensation plans, net	31	—	31	(454)	—	—	—	(423)
Share-based compensation expense	—	—	—	3,954	—	—	—	3,954
Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419

Balance at August 31, 2025	19,167	8,363	$19,167	$113,042	$745,397	$(311,224)	$(33,532)	$532,850
Comprehensive income:
Net earnings	—	—	—	—	28,569	—	—	28,569
Other comprehensive income	—	—	—	—	—	—	6,607	6,607
Total comprehensive income	—	—	—	—	—	—	—	35,176
Cash dividends ($0.74) per share	—	—	—	—	(7,765)	—	—	(7,765)
Repurchase of common stock	—	439	—	—	—	(55,489)	—	(55,489)
Issuance of common shares under share compensation plans, net	31	—	31	(63)	—	—	—	(32)
Share-based compensation expense	—	—	—	3,023	—	—	—	3,023
Balance at February 28, 2026	19,198	8,802	$19,198	$116,002	$766,201	$(366,713)	$(26,925)	$507,763

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at November 30, 2024	19,145	8,277	$19,145	$104,995	$700,345	$(299,703)	$(36,323)	$488,459
Comprehensive income:
Net earnings	—	—	—	—	26,576	—	—	26,576
Other comprehensive income	—	—	—	—	—	—	3,829	3,829
Total comprehensive income	—	—	—	—	—	—	—	30,405
Cash dividends ($0.36) per share		—	—	—	(3,913)	—	—	(3,913)
Repurchase of common stock	—	12	—	—	—	(1,416)	—	(1,416)
Issuance of common shares under share compensation plans, net	10	—	10	897	—	—	—	907
Share-based compensation expense	—	—	—	1,977	—	—	—	1,977
Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419

Balance at November 30, 2025	19,188	8,595	$19,188	$113,268	$758,003	$(341,476)	$(30,821)	$518,162
Comprehensive income:
Net earnings	—	—	—	—	12,045	—	—	12,045
Other comprehensive income	—	—	—	—	—	—	3,896	3,896
Total comprehensive income	—	—	—	—	—	—		15,941
Cash dividends ($0.37) per share	—	—	—	—	(3,847)	—	—	(3,847)
Repurchase of common stock	—	207	—	—	—	(25,237)	—	(25,237)
Issuance of common shares under share compensation plans, net	10	—	10	1,081	—	—	—	1,091
Share-based compensation expense	—	—	—	1,653	—	—	—	1,653
Balance at February 28, 2026	19,198	8,802	$19,198	$116,002	$766,201	$(366,713)	$(26,925)	$507,763

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
($ in thousands)	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,569	$43,739
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,162	10,608
Provision for uncollectible accounts receivable	(56)	97
Deferred income taxes	7,140	785
Share-based compensation expense	3,023	3,954
Unrealized foreign currency transaction gain	(657)	(564)
Other, net	(828)	(122)
Changes in assets and liabilities:
Receivables	(20,820)	(40,206)
Inventories	(4,823)	(2,419)
Other current assets	(1,125)	2,874
Accounts payable	5,063	20,685
Other current liabilities	(4,008)	(5,479)
Other noncurrent assets and liabilities	1,326	(72)
Net cash provided by operating activities	23,966	33,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(27,461)	(18,918)
Purchases of marketable securities	—	(14,676)
Purchase of equity method investment	—	(5,815)
Proceeds from settlement of net investment hedge	—	835
Payments for settlement of net investment hedge	—	(98)
Other investing activities, net	(1,238)	(559)
Net cash used in investing activities	(28,699)	(39,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(55,489)	(1,427)
Dividends paid	(7,765)	(7,824)
Common stock withheld for payroll tax obligations	(1,253)	(1,450)
Proceeds from exercise of stock options	805	668
Other financing activities, net	299	248
Net cash used in financing activities	(63,403)	(9,785)

Effect of exchange rate changes on cash and cash equivalents	3,672	(3,699)
Net change in cash and cash equivalents	(64,464)	(18,835)
Cash and cash equivalents, beginning of period	250,575	190,879
Cash and cash equivalents, end of period	$186,111	$172,044

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

Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in their reconciliation of their statutory tax rate to their effective tax rate. The Company will adopt this guidance on a prospective basis as part of its fiscal 2026 Annual Report on Form 10-K and does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and six months ended February 28, 2026 and 2025 is as follows:

	Three months ended			Three months ended
	February 28, 2026			February 28, 2025
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$133,217	$11,884	$145,101	$140,268	$33,920	$174,188
Over time	8,021	1,552	9,573	7,871	1,775	9,646
Revenue from contracts with customers	141,238	13,436	154,674	148,139	35,695	183,834
Lease revenue	—	3,041	3,041	—	3,230	3,230
Total operating revenues	$141,238	$16,477	$157,715	$148,139	$38,925	$187,064

	Six months ended			Six months ended
	February 28, 2026			February 28, 2025
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$258,033	$27,824	$285,857	$279,636	$46,022	$325,658
Over time	16,642	2,853	19,495	15,590	3,133	18,723
Revenue from contracts with customers	274,675	30,677	305,352	295,226	49,155	344,381
Lease revenue	—	8,181	8,181	—	8,964	8,964
Total operating revenues	$274,675	$38,858	$313,533	$295,226	$58,119	$353,345

Further disaggregation of revenue is disclosed in Note 13 – Business Segments.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $54.1 million at February 28, 2026, almost all of which is expected to be satisfied within the next 12 months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and satisfaction of specified units of completion under the contract. At February 28, 2026, February 28, 2025, and August 31, 2025, contract assets amounted to $2.0 million, $2.1 million, and $1.1 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At February 28, 2026, February 28, 2025, and August 31, 2025, contract liabilities amounted to $28.6 million, $24.4 million, and $14.2 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s six months ended February 28, 2026 and 2025, the Company recognized $7.8 million and $13.7 million of revenue that was included in the liabilities as of August 31, 2025 and 2024, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and six months ended February 28, 2026 and 2025:

	Three months ended		Six months ended
($ and shares in thousands, except per share amounts)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Numerator:
Net earnings	$12,045	$26,576	$28,569	$43,739

Denominator:
Weighted average shares outstanding	10,449	10,863	10,561	10,858
Diluted effect of stock awards	37	46	32	48
Weighted average shares outstanding assuming dilution	10,486	10,909	10,593	10,906

Basic net earnings per share	$1.15	$2.45	$2.71	$4.03
Diluted net earnings per share	$1.15	$2.44	$2.70	$4.01

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and six months ended February 28, 2026 and 2025.

Note 4 – Income Taxes

The Company recorded income tax expense of $3.5 million and $6.6 million for the three months ended February 28, 2026 and 2025, respectively, and recorded income tax expense of $8.9 million and $11.5 million for the six months ended February 28, 2026 and 2025, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 21.9 percent and 20.9 percent for the six months ended February 28, 2026 and 2025, respectively. The increase in the estimated annual effective income tax rate relates primarily to withholding taxes associated with cash repatriation.

The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items amounted to $0.2 million and $0.7 million during the three and six months ended February 28, 2026, respectively, and was negligible during both the three and six months ended February 28, 2025.

Note 5 – Inventories

Inventories consisted of the following as of February 28, 2026, February 28, 2025, and August 31, 2025:

($ in thousands)	February 28, 2026	February 28, 2025	August 31, 2025
Raw materials and supplies	$71,556	$86,621	$70,510
Work in process	12,421	11,581	7,186
Finished goods and purchased parts, net	82,196	78,193	78,631
Total inventory value before LIFO adjustment	166,173	176,395	156,327
Less adjustment to LIFO value	(21,592)	(21,790)	(19,468)
Inventories, net	$144,581	$154,605	$136,859

Of the $144.6 million, $154.6 million, and $136.9 million of net inventories at February 28, 2026, February 28, 2025, and August 31, 2025, respectively, $35.8 million, $41.3 million, and $35.0 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $108.8 million, $113.3 million, and $101.9 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	February 28, 2026	February 28, 2025	August 31, 2025
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	148	377	263
Total debt	115,148	115,377	115,263
Less current portion	(148)	(231)	(233)
Less unamortized debt issuance costs	(196)	(243)	(220)
Total long-term debt	$114,804	$114,903	$114,810

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$148
Thereafter	115,000
Total debt	$115,148

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of February 28, 2026, February 28, 2025, and August 31, 2025. There were no transfers between any levels for the periods presented.

	February 28, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$186,111	$—	$—	$186,111
Derivative liabilities	—	(16,488)	—	(16,488)

	February 28, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$172,044	$—	$—	$172,044
Marketable securities	—	14,676	—	14,676
Derivative assets	—	5,195	—	5,195

	August 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,575	$—	$—	$250,575
Derivative liabilities	—	(14,622)	—	(14,622)

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

The Company has entered into various cross currency swaps that mature between the third quarter of fiscal 2026 and the first quarter of fiscal 2028 with a total notional amount of $175.0 million, or €163.2 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of February 28, 2026 is included in the table above as derivative liabilities. Translation gains and losses are recorded within other comprehensive income related to the Company's net investment hedges. For the three months ended February 28, 2026 and 2025, translation losses were $2.7 million and translation gains were $2.6 million, respectively. For the six months ended February 28, 2026 and 2025, translation losses were $1.4 million and translation gains were $4.6 million, respectively.

At February 28, 2026, the Company had an outstanding foreign currency forward contract to sell a notional amount of 92.1 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three or six months ended February 28, 2026 or 2025.

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

The Company believes it has meritorious factual and legal defenses to each of the lawsuits discussed above and is prepared to vigorously defend its interests. Based on the information currently available to the Company, the Company does not believe that a loss is probable in any of these lawsuits; therefore, no accrual has been included in the Company’s condensed consolidated financial statements. While it is reasonably possible that a loss may be incurred, the Company is unable to estimate a range of potential loss due to the complexity and current status of these lawsuits. However, the Company maintains insurance coverage to mitigate the impact of adverse exposures in these lawsuits and does not expect that these lawsuits will have a material adverse effect on its business or its condensed consolidated financial statements.

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of February 28, 2026, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at February 28, 2026.

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

The following table summarizes the environmental remediation liability classifications included in the condensed consolidated balance sheets as of February 28, 2026, February 28, 2025, and August 31, 2025:

($ in thousands)	February 28, 2026	February 28, 2025	August 31, 2025
Other current liabilities	$509	$509	$509
Other noncurrent liabilities	10,123	10,123	10,123
Total environmental remediation liabilities	$10,632	$10,632	$10,632

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Six months ended
($ in thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Product warranty accrual balance, beginning of period	$13,613	$13,461	$14,158	$14,180
Liabilities accrued for warranties during the period	2,471	3,204	3,564	4,482
Warranty claims paid during the period	(1,595)	(2,666)	(3,233)	(4,663)
Product warranty accrual balance, end of period	$14,489	$13,999	$14,489	$13,999

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provides for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.7 million and $2.1 million for the three months ended February 28, 2026 and 2025, respectively, and $3.3 million and $4.1 million for the six months ended February 28, 2026 and 2025, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	February 28, 2026	February 28, 2025	August 31, 2025
Other current liabilities:
Contract liabilities	$26,044	$23,283	$13,474
Compensation and benefits	21,216	19,906	28,799
Tax related liabilities	14,849	8,546	7,617
Warranties	14,489	13,999	14,158
Dealer related liabilities	8,423	8,215	9,919
Derivative liabilities	8,411	—	—
Operating lease liabilities	4,097	3,821	4,113
Deferred revenue - lease	1,836	542	4,465
Accrued insurance	959	808	975
Accrued environmental liabilities	509	509	509
Other	9,075	7,415	10,660
Total other current liabilities	$109,908	$87,044	$94,689

Note 12 – Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares may be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The repurchases completed in the first quarter of fiscal 2026 fully depleted this previous share repurchase authorization, and in November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act.

During the three and six months ended February 28, 2026, the Company repurchased approximately 207 thousand and 439 thousand shares, respectively, of its common stock under Board-approved share repurchase programs in open market transactions for $25.2 million and $55.5 million, respectively, inclusive of excise taxes. There were 12 thousand shares repurchased during the three and six months ended February 28, 2025 for $1.4 million, inclusive of excise taxes. As of February 28, 2026, the repurchased shares were held as treasury stock and $125.0 million of the authorization remained available for future share repurchases.

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

Irrigation – This reporting segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems and large diameter steel tubing, as well as various innovative technology solutions such as GPS positioning and guidance, variable rate irrigation, remote irrigation management and scheduling technology, and industrial IoT solutions. The irrigation reporting segment consists of one operating segment.

Infrastructure – This reporting segment includes the manufacture and marketing of moveable barriers, specialty barriers, crash cushions and end terminals, and road marking and road safety equipment. The infrastructure reporting segment consists of one operating segment.

	Three months ended February 28, 2026
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$141,238	(1)	$16,477	$157,715
Cost of operating revenues	104,591		10,775	115,366
Gross profit	36,647		5,702	42,349
Operating expenses	17,168		4,537	21,705
Segment operating income	$19,479		$1,165	$20,644
Unallocated corporate expenses				7,630
Operating income				$13,014
(1) includes North America revenues of $71,042 and international revenues of $70,196

	Three months ended February 28, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$148,139	(1)	$38,925	$187,064
Cost of operating revenues	103,805		20,771	124,576
Gross profit	44,334		18,154	62,488
Operating expenses	16,957		4,897	21,854
Segment operating income	$27,377		$13,257	$40,634
Unallocated corporate expenses				8,510
Operating income				$32,124
(1) includes North America revenues of $77,145 and international revenues of $70,994

	Six months ended February 28, 2026
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$274,675	(1)	$38,858	$313,533
Cost of operating revenues	197,404		23,678	221,082
Gross profit	77,271		15,180	92,451
Operating expenses	34,838		9,521	44,359
Segment operating income	$42,433		$5,659	$48,092
Unallocated corporate expenses				15,473
Operating income				$32,619
(1) includes North America revenues of $145,354 and international revenues of $129,321

	Six months ended February 28, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$295,226	(1)	$58,119	$353,345
Cost of operating revenues	209,000		31,891	240,891
Gross profit	86,226		26,228	112,454
Operating expenses	34,115		8,847	42,962
Segment operating income	$52,111		$17,381	$69,492
Unallocated corporate expenses				16,486
Operating income				$53,006
(1) includes North America revenues of $154,884 and international revenues of $140,342

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the six months ended February 28, 2026.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended February 28, 2026 were $157.7 million, a decrease of 16 percent compared to $187.1 million for the three months ended February 28, 2025. Irrigation segment revenues for the three months ended February 28, 2026 decreased 5 percent to $141.2 million, while infrastructure segment revenues decreased 58 percent to $16.5 million. Net earnings for the three months ended February 28, 2026 were $12.0 million, or $1.15 per diluted share, compared to net earnings of $26.6 million, or $2.44 per diluted share, for the three months ended February 28, 2025. Operating income was lower than the prior year primarily due to lower revenues in both segments. This decrease in operating income was partially offset by higher other income compared to the prior year, while the effective income tax rate was higher than the prior year.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources more efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of February 2026, U.S. corn prices have decreased approximately 10 percent and U.S. soybean prices have increased approximately 11 percent from price levels prevailing in February 2025. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
•
Net farm income – As of February 2026, the U.S. Department of Agriculture (the “USDA”) forecast for 2026 U.S. net farm income was projected to be $153.4 billion, a decrease of 1 percent from the USDA's estimated 2025 U.S. net farm income of $154.5 billion. This projected decrease is largely driven by an expected decrease in cash receipts of 3 percent and is partially offset by an anticipated increase in government payments.
•
Weather conditions – Demand for irrigation equipment is often positively affected by storm damage and prolonged periods of drought conditions as producers look for ways to reduce the risk of low crop production and crop failures. Conversely, demand for irrigation equipment can be negatively affected during periods of more predictable or abundant natural precipitation.
•
Governmental action – A number of governmental laws, regulations and policies can affect the Company’s business, including the following:
•
In 2025, new tariffs were imposed in the U.S. on imports from Canada, Mexico, China and other countries on certain materials involved in the Company's production of goods. In response to these tariffs, the Company implemented a comprehensive action plan that included supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the tariffs has resulted in a marginal increase to the Company's cost of goods, which has been passed through to the market through an increase in the pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers. On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. The Company is currently evaluating the impact of this decision on its business, as the ultimate timing and amount of any potential refunds is still uncertain and subject to further legal and regulatory developments.
•
On December 8, 2025, the Trump administration announced $12 billion in one-time payments to farmers, primarily those who grow corn and soybeans, in the wake of the recent tariff impact. These payments are expected to be made starting in the first calendar quarter of 2026 and continuing throughout the early part of 2026. While helpful to overall farm income, these payments are not expected to result in a meaningful increase in demand for irrigation equipment.
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
•
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The Farm Bill expired on September 30, 2025, however the OBBBA extended key commodity support programs under the Farm Bill and is projected to increase agricultural-focused spending by approximately $65.6 billion over the next decade (fiscal 2025 through fiscal 2034). Of that total, $59.0 billion is directed toward core farm safety net enhancements. In addition, on November 12, 2025, legislation was adopted that included a one-year extension of the remaining provisions of the Farm Bill that were not included in the OBBBA.

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

While the USDA's forecasted 2026 total net farm income is comparable to the expected 2025 results, forecasted cash receipts in 2026 are expected to be lower than 2025 and only partially offset by government payments. Favorable weather conditions in key U.S. markets during the growing season have resulted in higher crop production and increased inventories of crops in 2025 and have maintained downward pressure on commodity prices in the near term.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. While deliveries in the Middle East and North Africa (MENA) region have not yet been significantly delayed or impacted by the current Iran conflict in the Middle East, the Company continues to monitor the implications on its business and acknowledges that expected project timing in the region could change as the conflict evolves. Additionally, the broader economic impact of the conflict on the Company’s supply chain and customers is uncertain as freight and other input costs have increased in the short-term.

In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the MENA region. The project was valued at over $100 million in revenue, with equipment deliveries occurring throughout fiscal 2025 and completing in the first quarter of fiscal 2026. Additionally, in December 2025, the Company announced a new supply agreement to provide irrigation systems and remote management and scheduling technology for a new large project in the MENA region. The Company began recognizing revenue on the project, valued at more than $80 million in revenue, beginning in the second quarter of fiscal 2026, with approximately $70 million of the total contract revenue anticipated to be recognized in the current fiscal year.

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

The backlog of unshipped orders at February 28, 2026 was $151.8 million compared with $127.0 million at February 28, 2025. Included in these backlogs are amounts of $19.2 million and $11.9 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The backlog in irrigation increased as a result of the large irrigation project in the MENA region, while the backlog in infrastructure decreased compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended February 28, 2026 compared to the Three Months ended February 28, 2025

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended February 28, 2026 and 2025. It should be read together with the business segments information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	February 28, 2026	February 28, 2025	Percent Change
Consolidated
Operating revenues	$157,715	$187,064	(16%)
Gross profit	$42,349	$62,488	(32%)
Gross margin	26.9%	33.4%
Operating expenses (1)	$29,335	$30,364	(3%)
Operating income	$13,014	$32,124	(59%)
Operating margin	8.3%	17.2%
Total other income	$2,553	$1,090	134%
Income tax expense	$3,522	$6,638	(47%)
Effective income tax rate	22.6%	20.0%
Net earnings	$12,045	$26,576	(55%)
Irrigation Segment
Operating revenues	$141,238	$148,139	(5%)
Gross profit	$36,647	$44,334	(17%)
Gross margin	25.9%	29.9%
Operating expenses	$17,168	$16,957	1%
Operating income	$19,479	$27,377	(29%)
Operating margin	13.8%	18.5%
Infrastructure Segment
Operating revenues	$16,477	$38,925	(58%)
Gross profit	$5,702	$18,154	(69%)
Gross margin	34.6%	46.6%
Operating expenses	$4,537	$4,897	(7%)
Operating income	$1,165	$13,257	(91%)
Operating margin	7.1%	34.1%

(1)
Includes $7.6 million and $8.5 million of corporate operating expenses for the three months ended February 28, 2026 and 2025, respectively.

Revenues

Operating revenues for the three months ended February 28, 2026 decreased 16 percent to $157.7 million from $187.1 million for the three months ended February 28, 2025, as irrigation revenues decreased $6.9 million and infrastructure revenues decreased $22.4 million compared to the prior year period. The irrigation segment provided 90% percent of the Company’s revenue during the three months ended February 28, 2026 as compared to 79% percent for the three months ended February 28, 2025.

North America irrigation revenues for the three months ended February 28, 2026 of $71.0 million decreased $6.1 million, or 8 percent, from $77.1 million for the three months ended February 28, 2025. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Persistent weakness in commodity markets and tempered farmer sentiment continue to constrain demand for irrigation equipment in North America.

International irrigation revenues for the three months ended February 28, 2026 of $70.2 million decreased $0.8 million, or 1 percent, from $71.0 million for the three months ended February 28, 2025. The decrease resulted primarily from lower sales volumes in Brazil and lower project volumes in the MENA region. In Brazil, available credit and elevated interest rates continue to limit farmers' ability to invest in capital equipment. These decreases were partially offset by the favorable effects of foreign currency translation of approximately $4.0 million compared to the prior year period.

Infrastructure segment revenues for the three months ended February 28, 2026 of $16.5 million decreased $22.4 million, or 58 percent, from $38.9 million for the three months ended February 28, 2025. The decrease was primarily driven by lower Road Zipper System revenues as the prior year included a $20 million project that did not repeat. This decrease was partially offset by higher sales of road safety products in the current period.

Gross Profit

Gross profit for the three months ended February 28, 2026 of $42.3 million decreased 32 percent from $62.5 million for the three months ended February 28, 2025. The decrease in gross profit resulted from lower revenues in both irrigation and infrastructure. Gross margin was 26.9 percent of sales for the three months ended February 28, 2026 compared with 33.4 percent of sales for the three months ended February 28, 2025. Lower irrigation gross margin resulted from a higher proportion of international irrigation project revenue in the current period that was dilutive to gross margin, while infrastructure gross margin also decreased due to the $20 million project that did not repeat.

Operating Expenses

Operating expenses of $29.3 million for the three months ended February 28, 2026 decreased $1.1 million, or 3 percent, compared with $30.4 million for the three months ended February 28, 2025. The decrease in operating expenses was driven primarily by lower incentive compensation expense in the current period.

Other Income (Expense), net

The Company recorded other income of $2.6 million and $1.1 million for the three months ended February 28, 2026 and 2025, respectively. The increase was driven by higher net interest income and was partially offset by foreign currency transaction losses, compared to the prior period.

Income Taxes

The Company recorded income tax expense of $3.5 million and $6.6 million for the three months ended February 28, 2026 and 2025, respectively. The effective income tax rate was 22.6 percent and 20.0 percent for the three months ended February 28, 2026 and 2025, respectively. The estimated annual effective tax rate in the current year is higher than the prior year primarily due to withholding taxes associated with cash repatriation. The impact of discrete items in both the current and prior year was not significant.

For the Six Months ended February 28, 2026 compared to the Six Months ended February 28, 2025

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the six months ended February 28, 2026 and 2025. It should be read together with the business segments information in Note 13 to the condensed consolidated financial statements:

	Six months ended
($ in thousands)	February 28, 2026	February 28, 2025	Percent Change
Consolidated
Operating revenues	$313,533	$353,345	(11%)
Gross profit	$92,451	$112,454	(18%)
Gross margin	29.5%	31.8%
Operating expenses (1)	$59,832	$59,448	1%
Operating income	$32,619	$53,006	(38%)
Operating margin	10.4%	15.0%
Total other income	$4,834	$2,241	116%
Income tax expense	$8,884	$11,508	(23%)
Effective income tax rate	23.7%	20.8%
Net earnings	$28,569	$43,739	(35%)
Irrigation Segment
Operating revenues	$274,675	$295,226	(7%)
Gross profit	$77,271	$86,226	(10%)
Gross margin	28.1%	29.2%
Operating expenses	$34,838	$34,115	2%
Operating income	$42,433	$52,111	(19%)
Operating margin	15.4%	17.7%
Infrastructure Segment
Operating revenues	$38,858	$58,119	(33%)
Gross profit	$15,180	$26,228	(42%)
Gross margin	39.1%	45.1%
Operating expenses	$9,521	$8,847	8%
Operating income	$5,659	$17,381	(67%)
Operating margin	14.6%	29.9%

(1)
Includes $15.5 million and $16.5 million of corporate operating expenses for the six months ended February 28, 2026 and 2025, respectively.

Revenues

Operating revenues for the six months ended February 28, 2026 decreased 11 percent to $313.5 million from $353.3 million for the six months ended February 28, 2025, as irrigation revenues decreased $20.6 million and infrastructure revenues decreased $19.3 million. The irrigation segment provided 88% percent of the Company’s revenue during the six months ended February 28, 2026 as compared to 84% percent for the six months ended February 28, 2025.

North America irrigation revenues for the six months ended February 28, 2026 of $145.4 million decreased $9.5 million, or 6 percent, from $154.9 million for the six months ended February 28, 2025. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Persistent weakness in commodity markets and tempered farmer sentiment continue to constrain demand for irrigation equipment in North America.

International irrigation revenues for the six months ended February 28, 2026 of $129.3 million decreased $11.0 million, or 8 percent, from $140.3 million for the six months ended February 28, 2025. The majority of the decrease resulted from revenues related to shipments for a large project in the MENA region, along with lower sales volumes in Brazil in the current year. The current year was also impacted by the favorable effects of foreign currency translation of approximately $5.5 million compared to the prior year.

Infrastructure segment revenues for the six months ended February 28, 2026 of $38.9 million decreased $19.3 million, or 33 percent, from $58.1 million for the six months ended February 28, 2025. The decrease was primarily driven by lower Road Zipper System revenues as the prior year included a $20 million project that did not repeat. This decrease was partially offset by higher sales of road safety products in the current year.

Gross Profit

Gross profit for the six months ended February 28, 2026 of $92.5 million decreased 18 percent from $112.5 million for the six months ended February 28, 2025. The decrease in gross profit was driven by lower revenues in both irrigation and infrastructure. Gross margin was 29.5 percent of sales for the six months ended February 28, 2026 compared with 31.8 percent of sales for the six months ended February 28, 2025. Lower irrigation gross margin resulted from a higher proportion of international irrigation project revenue in the current year that was dilutive to gross margin. Infrastructure gross margin also decreased due to the $20 million project that did not repeat, resulting in an unfavorable impact on gross margin.

Operating Expenses

Operating expenses of $59.8 million for the six months ended February 28, 2026 increased $0.4 million compared with $59.4 million for the six months ended February 28, 2025. Increases in selling and R&D expenses were partially offset by lower administrative expenses.

Other Income (Expense), net

The Company recorded other income of $4.8 million and $2.2 million for the six months ended February 28, 2026 and 2025, respectively. The increase in the current year period was driven by favorable changes related to interest income and interest expense and was partially offset by foreign currency losses of $1.5 million in the current year compared to foreign currency gains of $0.3 million in the prior year.

Income Taxes

The Company recorded income tax expense of $8.9 million and $11.5 million for the six months ended February 28, 2026 and 2025, respectively. The effective income tax rate was 23.7 percent and 20.8 percent for the six months ended February 28, 2026 and 2025, respectively. The estimated annual effective tax rate in the current year is higher than the prior year primarily due to withholding taxes associated with cash repatriation. The current year period effective tax rate includes an unfavorable discrete impact of $0.7 million, primarily related to share-based compensation vesting, while the impact of discrete items in the prior year was not significant.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $186.1 million at February 28, 2026 compared with $186.7 million at February 28, 2025 and $250.6 million at August 31, 2025. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $115.4 million, $93.8 million, and $97.4 million as of February 28, 2026, February 28, 2025, and August 31, 2025, respectively. The Company does not consider earnings in foreign subsidiaries to be permanently reinvested and accrues applicable taxes on its foreign subsidiaries' earnings. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $333.9 million at February 28, 2026, as compared with $381.8 million at February 28, 2025 and $389.2 million at August 31, 2025. Cash provided by operating activities totaled $24.0 million during the six months ended February 28, 2026, compared to cash provided by operating activities of $33.9 million during the six months ended February 28, 2025. The current year period included lower net earnings and a more favorable impact of changes in working capital compared to the prior year period.

Cash flows used in investing activities totaled $28.7 million during the six months ended February 28, 2026 compared to $39.2 million during the six months ended February 28, 2025. Purchases of property, plant, and equipment were $27.5 million, compared to $18.9 million in the prior year. The prior year also includes purchases of marketable securities, the purchase of an equity method investment, and net proceeds related to net investment hedges, each of which did not repeat in the current year.

Cash flows used in financing activities totaled $63.4 million during the six months ended February 28, 2026 compared to cash flows used in financing activities of $9.8 million during the six months ended February 28, 2025. During the current year, the Company repurchased $55.5 million of common shares compared to $1.4 million in the prior year.

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

Dividends

In the second quarter of fiscal 2026, the Company paid a quarterly cash dividend to stockholders of $0.37 per common share, or $3.8 million, compared to a quarterly cash dividend of $0.36 per common share, or $3.9 million, in the second quarter of fiscal 2025.

Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares could be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. In November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. During the three and six months ended February 28, 2026, the Company repurchased $25.2 million and $55.5 million of common shares, respectively, compared to $1.4 million for both the three and six months ended February 28, 2025. The share repurchases completed in the first quarter of fiscal 2026 depleted the previous $250.0 million share repurchase authorization. As of February 28, 2026, the amount available for repurchase under the current $150.0 million authorization amounted to $125.0 million.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At February 28, 2026 and 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At February 28, 2026, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.03 percent at February 28, 2026), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at February 28, 2026).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At February 28, 2026 and 2025, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2026.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended February 28, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
December 1, 2025 to December 31, 2025	133,146	$119.17	133,146	$134,134
January 1, 2026 to January 31, 2026	73,811	$123.74	73,811	$125,000
February 1, 2026 to February 28, 2026	—	$—	—	$125,000
Total	206,957	$120.80	206,957	$125,000

(1) On November 5, 2025, the Company announced that its Board of Directors authorized a new share repurchase program for the Company to repurchase up to $150.0 million of the Company's outstanding common stock (the “2025 Repurchase Program”). Under the 2025 Repurchase Program, shares may be repurchased from time to time in open market transactions at prevailing market prices and/or in privately negotiated transactions, as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1. The 2025 Repurchase Program does not have any expiration date.

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April 2026.

LINDSAY CORPORATION

By:	/s/ SAMUEL S. HINRICHSEN
Name:	Samuel S. Hinrichsen
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)