Form 10-Q
period 2026-05-31
LINDSAY CORP
filed 2026-07-02
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of June 30, 2026, 10,168,885 shares of the registrant’s common stock were outstanding.

Lindsay Corporation

INDEX FORM 10-Q

Part I – FINANCIAL INFORMATION

ITEM 1 - Financial Statements

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Operating revenues	$160,764	$169,464	$474,297	$522,809
Cost of operating revenues	112,932	115,842	334,014	356,734
Gross profit	47,832	53,622	140,283	166,075

Operating expenses:
Selling expense	10,320	10,217	31,856	31,278
General and administrative expense	14,349	14,903	43,929	45,263
Engineering and research expense	4,650	4,709	13,366	12,735
Total operating expenses	29,319	29,829	89,151	89,276

Operating income	18,513	23,793	51,132	76,799

Other income:
Interest income, net	2,315	1,897	7,618	3,832
Other (expense) income, net	(250)	24	(719)	330
Total other income	2,065	1,921	6,899	4,162

Earnings before income taxes	20,578	25,714	58,031	80,961

Income tax expense	4,758	6,214	13,642	17,722

Net earnings	$15,820	$19,500	$44,389	$63,239

Earnings per share:
Basic	$1.54	$1.80	$4.24	$5.82
Diluted	$1.53	$1.78	$4.22	$5.79

Shares used in computing earnings per share:
Basic	10,299	10,862	10,474	10,860
Diluted	10,341	10,931	10,509	10,915

Cash dividends declared per share	$0.37	$0.36	$1.11	$1.08

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net earnings	$15,820	$19,500	$44,389	$63,239
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	25	37	76	110
Foreign currency translation adjustment, net of hedging activities and tax	2,527	(4,683)	9,083	(7,263)
Unrealized gain on marketable securities, net of tax	—	—	—	14
Total other comprehensive income (loss), net of tax expense (benefit) of $484, ($3,632), $61, and ($2,201), respectively	2,552	(4,646)	9,159	(7,139)
Total comprehensive income	$18,372	$14,854	$53,548	$56,100

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in thousands, except par values)	May 31, 2026	May 31, 2025	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$154,760	$196,117	$250,575
Marketable securities	—	14,676	—
Receivables, net of allowance of $5,999, $6,326, and $6,089, respectively	137,449	147,848	113,027
Inventories, net	145,945	150,462	136,859
Other current assets	42,198	38,143	32,303
Total current assets	480,352	547,246	532,764

Property, plant, and equipment:
Cost	347,980	304,625	315,060
Less accumulated depreciation	(181,586)	(174,014)	(172,753)
Property, plant, and equipment, net	166,394	130,611	142,307

Intangibles, net	22,576	23,703	23,331
Goodwill	84,473	84,304	84,459
Operating lease right-of-use assets	19,887	16,899	18,096
Deferred income tax assets	23,173	18,945	19,525
Equity method investment	8,423	8,337	8,763
Other noncurrent assets	16,365	10,818	11,591
Total assets	$821,643	$840,863	$840,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,712	$47,000	$48,670
Current portion of long-term debt	89	232	233
Other current liabilities	104,872	103,012	94,689
Total current liabilities	163,673	150,244	143,592

Pension benefits liabilities	3,215	3,979	3,418
Long-term debt	114,816	114,856	114,810
Operating lease liabilities	18,796	16,572	17,354
Deferred income tax liabilities	1,163	693	1,024
Other noncurrent liabilities	20,884	25,743	27,788
Total liabilities	322,547	312,087	307,986

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—	—
Common stock of $1 par value - authorized 25,000 shares; 19,199, 19,162, and 19,167 shares issued, respectively	19,199	19,162	19,167
Capital in excess of stated value	117,974	110,523	113,042
Retained earnings	778,258	738,598	745,397
Less treasury stock - at cost, 9,030, 8,300, and 8,363 shares, respectively	(391,962)	(302,367)	(311,224)
Accumulated other comprehensive loss, net	(24,373)	(37,140)	(33,532)
Total shareholders' equity	499,096	528,776	532,850
Total liabilities and shareholders' equity	$821,643	$840,863	$840,836

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings	—	—	—	—	63,239	—	—	63,239
Other comprehensive loss	—	—	—	—	—	—	(7,139)	(7,139)
Total comprehensive income	—	—	—	—	—	—	—	56,100
Cash dividends ($1.08) per share	—	—	—	—	(11,734)	—	—	(11,734)
Repurchase of common stock	—	23	—	—	—	(2,675)	—	(2,675)
Issuance of common shares under share compensation plans, net	38	—	38	183	—	—	—	221
Share-based compensation expense	—	—	—	5,971	—	—	—	5,971
Balance at May 31, 2025	19,162	8,300	$19,162	$110,523	$738,598	$(302,367)	$(37,140)	$528,776

Balance at August 31, 2025	19,167	8,363	$19,167	$113,042	$745,397	$(311,224)	$(33,532)	$532,850
Comprehensive income:
Net earnings	—	—	—	—	44,389	—	—	44,389
Other comprehensive income	—	—	—	—	—	—	9,159	9,159
Total comprehensive income	—	—	—	—	—	—	—	53,548
Cash dividends ($1.11) per share	—	—	—	—	(11,528)	—	—	(11,528)
Repurchase of common stock	—	667	—	—	—	(80,738)	—	(80,738)
Issuance of common shares under share compensation plans, net	32	—	32	42	—	—	—	74
Share-based compensation expense	—	—	—	4,890	—	—	—	4,890
Balance at May 31, 2026	19,199	9,030	$19,199	$117,974	$778,258	$(391,962)	$(24,373)	$499,096

See accompanying notes to condensed consolidated financial statements.

Lindsay Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ and shares in thousands, except per share amounts)
(Unaudited)
	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at February 28, 2025	19,155	8,289	$19,155	$107,869	$723,008	$(301,119)	$(32,494)	$516,419
Comprehensive income:
Net earnings	—	—	—	—	19,500	—	—	19,500
Other comprehensive loss	—	—	—	—	—	—	(4,646)	(4,646)
Total comprehensive income	—	—	—	—	—	—	—	14,854
Cash dividends ($0.36) per share		—	—	—	(3,910)	—	—	(3,910)
Repurchase of common stock	—	11	—	—	—	(1,248)	—	(1,248)
Issuance of common shares under share compensation plans, net	7	—	7	637	—	—	—	644
Share-based compensation expense	—	—	—	2,017	—	—	—	2,017
Balance at May 31, 2025	19,162	8,300	$19,162	$110,523	$738,598	$(302,367)	$(37,140)	$528,776

Balance at February 28, 2026	19,198	8,802	$19,198	$116,002	$766,201	$(366,713)	$(26,925)	$507,763
Comprehensive income:
Net earnings	—	—	—	—	15,820	—	—	15,820
Other comprehensive income	—	—	—	—	—	—	2,552	2,552
Total comprehensive income	—	—	—	—	—	—		18,372
Cash dividends ($0.37) per share	—	—	—	—	(3,763)	—	—	(3,763)
Repurchase of common stock	—	228	—	—	—	(25,249)	—	(25,249)
Issuance of common shares under share compensation plans, net	1	—	1	105	—	—	—	106
Share-based compensation expense	—	—	—	1,867	—	—	—	1,867
Balance at May 31, 2026	19,199	9,030	$19,199	$117,974	$778,258	$(391,962)	$(24,373)	$499,096

See accompanying notes to condensed consolidated financial statements.

LINDSAY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
($ in thousands)	May 31, 2026	May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,389	$63,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,047	15,707
Provision for uncollectible accounts receivable	201	1,238
Deferred income taxes	5,548	(2,386)
Share-based compensation expense	4,890	5,971
Unrealized foreign currency transaction gain	(288)	(629)
Other, net	29	(2,493)
Changes in assets and liabilities:
Receivables	(21,694)	(32,512)
Inventories	(6,107)	3,857
Other current assets	(7,985)	(3,390)
Accounts payable	7,831	10,010
Other current liabilities	(7,516)	6,006
Other noncurrent assets and liabilities	(5,719)	4,256
Net cash provided by operating activities	30,626	68,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(35,514)	(28,251)
Purchases of marketable securities	—	(14,676)
Purchase of equity method investment	—	(5,815)
Proceeds from settlement of net investment hedge	—	835
Payments for settlement of net investment hedge	(1,746)	(98)
Other investing activities, net	(1,106)	(438)
Net cash used in investing activities	(38,366)	(48,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(80,738)	(2,675)
Dividends paid	(11,528)	(11,734)
Common stock withheld for payroll tax obligations	(1,253)	(1,450)
Proceeds from exercise of stock options	805	1,194
Other financing activities, net	346	306
Net cash used in financing activities	(92,368)	(14,359)

Effect of exchange rate changes on cash and cash equivalents	4,293	(834)
Net change in cash and cash equivalents	(95,815)	5,238
Cash and cash equivalents, beginning of period	250,575	190,879
Cash and cash equivalents, end of period	$154,760	$196,117

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

Note 2 – Revenue Recognition

Disaggregation of Revenue

A breakout by segment of revenue recognized over time versus at a point in time for the three and nine months ended May 31, 2026 and 2025 is as follows:

	Three months ended			Three months ended
	May 31, 2026			May 31, 2025
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$124,060	$21,675	$145,735	$135,334	$20,170	$155,504
Over time	8,973	2,180	11,153	8,411	1,759	10,170
Revenue from contracts with customers	133,033	23,855	156,888	143,745	21,929	165,674
Lease revenue	—	3,876	3,876	—	3,790	3,790
Total operating revenues	$133,033	$27,731	$160,764	$143,745	$25,719	$169,464

	Nine months ended			Nine months ended
	May 31, 2026			May 31, 2025
($ in thousands)	Irrigation	Infrastructure	Total	Irrigation	Infrastructure	Total
Point in time	$382,092	$49,500	$431,592	$414,958	$66,192	$481,150
Over time	25,615	5,033	30,648	24,013	4,891	28,904
Revenue from contracts with customers	407,707	54,533	462,240	438,971	71,083	510,054
Lease revenue	—	12,057	12,057	—	12,755	12,755
Total operating revenues	$407,707	$66,590	$474,297	$438,971	$83,838	$522,809

Further disaggregation of revenue is disclosed in Note 13 – Business Segments.

For contracts with an initial length longer than 12 months, the unsatisfied performance obligations were $40.5 million at May 31, 2026, much of which is expected to be satisfied within the next 12 months.

Contract Balances

Contract assets arise when recorded revenue for a contract exceeds the amounts billed under the terms of such contract. Contract liabilities arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones and satisfaction of specified units of completion under the contract. At May 31, 2026, May 31, 2025, and August 31, 2025, contract assets amounted to $1.7 million, $1.6 million, and $1.1 million, respectively. These amounts are included within other current assets on the condensed consolidated balance sheets.

Contract liabilities include advance payments from customers and billings in excess of delivery of performance obligations. At May 31, 2026, May 31, 2025, and August 31, 2025, contract liabilities amounted to $25.3 million, $20.8 million, and $14.2 million, respectively. Contract liabilities are included within other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. During the Company’s nine months ended May 31, 2026 and 2025, the Company recognized $10.5 million and $15.3 million of revenue that was included in the liabilities as of August 31, 2025 and 2024, respectively. The revenue recognized was due to applying advance payments received for the performance obligations completed during the quarter.

Note 3 – Net Earnings per Share

Basic earnings per share is calculated on the basis of weighted average outstanding common shares. Diluted earnings per share is calculated on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, restricted stock unit awards and other dilutive securities.

The following table shows the computation of basic and diluted net earnings per share for the three and nine months ended May 31, 2026 and 2025:

	Three months ended		Nine months ended
($ and shares in thousands, except per share amounts)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Numerator:
Net earnings	$15,820	$19,500	$44,389	$63,239

Denominator:
Weighted average shares outstanding	10,299	10,862	10,474	10,860
Diluted effect of stock awards	42	69	35	55
Weighted average shares outstanding assuming dilution	10,341	10,931	10,509	10,915

Basic net earnings per share	$1.54	$1.80	$4.24	$5.82
Diluted net earnings per share	$1.53	$1.78	$4.22	$5.79

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for the three and nine months ended May 31, 2026 and 2025.

Note 4 – Income Taxes

The Company recorded income tax expense of $4.8 million and $6.2 million for the three months ended May 31, 2026 and 2025, respectively, and recorded income tax expense of $13.6 million and $17.7 million for the nine months ended May 31, 2026 and 2025, respectively.

It is the Company’s policy to report income tax expense for interim periods using an estimated annual effective income tax rate. The estimated annual effective income tax rate was 22.3 percent for each of the nine months ended May 31, 2026 and 2025. The tax effects of significant or unusual items are not considered in the estimated annual effective income tax rate. The tax effects of such discrete events are recognized in the interim period in which the events occur. The impact of discrete items was negligible during the three months ended May 31, 2026 and 2025. The impact of discrete items amounted to expense of $0.7 million and benefit of $0.3 million during the nine months ended May 31, 2026 and 2025, respectively.

Note 5 – Inventories

Inventories consisted of the following as of May 31, 2026, May 31, 2025, and August 31, 2025:

($ in thousands)	May 31, 2026	May 31, 2025	August 31, 2025
Raw materials and supplies	$73,499	$84,403	$70,510
Work in process	10,849	8,330	7,186
Finished goods and purchased parts, net	83,372	78,594	78,631
Total inventory value before LIFO adjustment	167,720	171,327	156,327
Less adjustment to LIFO value	(21,775)	(20,865)	(19,468)
Inventories, net	$145,945	$150,462	$136,859

Of the $145.9 million, $150.5 million, and $136.9 million of net inventories at May 31, 2026, May 31, 2025, and August 31, 2025, respectively, $34.9 million, $37.9 million, and $35.0 million, respectively, was valued on the last-in, first-out ("LIFO") basis, and $111.0 million, $112.6 million, and $101.9 million, respectively, was valued on the first-in, first-out ("FIFO") or average cost methods.

Note 6 – Long-Term Debt

The following table sets forth the outstanding principal balances of the Company’s long-term debt as of the dates shown:

($ in thousands)	May 31, 2026	May 31, 2025	August 31, 2025
Series A Senior Notes	$115,000	$115,000	$115,000
Elecsys Series 2006A Bonds	89	321	263
Total debt	115,089	115,321	115,263
Less current portion	(89)	(232)	(233)
Less unamortized debt issuance costs	(184)	(233)	(220)
Total long-term debt	$114,816	$114,856	$114,810

Principal payments on the debt are due as follows:

Due within	$ in thousands
1 year	$89
Thereafter	115,000
Total debt	$115,089

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of May 31, 2026, May 31, 2025, and August 31, 2025. There were no transfers between any levels for the periods presented.

	May 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$154,760	$—	$—	$154,760
Derivative liabilities	—	(12,739)	—	(12,739)

	May 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$196,117	$—	$—	$196,117
Marketable securities	—	14,676	—	14,676
Derivative liabilities	—	(10,325)	—	(10,325)

	August 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,575	$—	$—	$250,575
Derivative liabilities	—	(14,622)	—	(14,622)

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

The Company has entered into various cross currency swaps that mature between the first quarter of fiscal 2027 and the third quarter of fiscal 2028. Additionally, during the third quarter of fiscal 2026, the Company entered into a forward contract that matures during the fourth quarter of fiscal 2026. The swaps and forward have a total notional amount of $200.0 million, or €183.2 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and the fair value of these contracts is recorded within other current assets, other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. The fair value of these contracts as of May 31, 2026 is included in the table above as derivative liabilities. Translation gains and losses are recorded within other comprehensive income (loss) related to the Company's net investment hedges. For the three months ended May 31, 2026 and 2025, translation gains were $1.6 million and translation losses were $11.9 million, respectively. For the nine months ended May 31, 2026 and 2025, translation gains were $0.1 million and translation losses were $7.3 million, respectively.

At May 31, 2026, the Company had an outstanding foreign currency forward contract to sell a notional amount of 95.4 million South African rand at fixed prices to settle during the next fiscal quarter. This forward contract does not qualify as a hedge of a net investment in foreign operations.

There were no required fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three or nine months ended May 31, 2026 or 2025.

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

Infrastructure Products Litigation

The Company is currently defending a number of product liability lawsuits arising out of vehicle collisions with highway barriers incorporating the Company’s X-Lite® end terminal. Despite the September 2018 reversal of a sizable judgment against a competitor and the October 2023 dismissal of the FCA Lawsuit (as defined below), the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of May 31, 2026, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at May 31, 2026.

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

Of the total environmental remediation liability of $10.6 million, $0.5 million was included in other current liabilities and $10.1 million was included in other noncurrent liabilities as of May 31, 2026, May 31, 2025, and August 31, 2025.

Note 9 – Warranties

The following table provides the changes in the Company’s product warranties:

	Three months ended		Nine months ended
($ in thousands)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Product warranty accrual balance, beginning of period	$14,489	$13,999	$14,158	$14,180
Liabilities accrued for warranties during the period	1,495	3,066	5,058	7,548
Warranty claims paid during the period	(1,522)	(2,547)	(4,754)	(7,210)
Product warranty accrual balance, end of period	$14,462	$14,518	$14,462	$14,518

Note 10 – Share-Based Compensation

The Company’s current share-based compensation plans, approved by the stockholders of the Company, provide for awards of stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights, performance shares, and performance stock units (“PSUs”) to employees and non-employee directors of the Company. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense was $1.9 million for each of the three months ended May 31, 2026 and 2025, and $5.2 million and $6.2 million for the nine months ended May 31, 2026 and 2025, respectively.

Note 11 – Other Current Liabilities

($ in thousands)	May 31, 2026	May 31, 2025	August 31, 2025
Other current liabilities:
Compensation and benefits	$23,518	$24,371	$28,799
Contract liabilities	23,249	19,927	13,474
Warranties	14,462	14,518	14,158
Tax related liabilities	11,026	16,758	7,617
Derivative liabilities	8,372	—	—
Dealer related liabilities	7,500	7,961	9,919
Operating lease liabilities	4,131	3,717	4,113
Deferred revenue - lease	1,789	4,856	4,465
Accrued insurance	792	886	975
Accrued environmental liabilities	509	509	509
Other	9,524	9,509	10,660
Total other current liabilities	$104,872	$103,012	$94,689

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

During the three and nine months ended May 31, 2026, the Company repurchased approximately 228 thousand and 667 thousand shares, respectively, of its common stock under Board-approved share repurchase programs in open market transactions for $25.2 million and $80.7 million, respectively, inclusive of excise taxes. There were 11 thousand and 23 thousand shares repurchased during the three and nine months ended May 31, 2025 for $1.2 million and $2.7 million, respectively, inclusive of excise taxes. As of May 31, 2026, the repurchased shares were held as treasury stock and $100.0 million of the authorization remained available for future share repurchases.

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

	Three months ended May 31, 2026
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$133,033	(1)	$27,731	$160,764
Cost of operating revenues	95,238		17,694	112,932
Gross profit	37,795		10,037	47,832
Operating expenses	17,459		4,636	22,095
Segment operating income	$20,336		$5,401	$25,737
Unallocated corporate expenses				7,224
Operating income				$18,513
(1) includes North America revenues of $61,349 and international revenues of $71,684

	Three months ended May 31, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$143,745	(1)	$25,719	$169,464
Cost of operating revenues	100,331		15,511	115,842
Gross profit	43,414		10,208	53,622
Operating expenses	16,260		4,782	21,042
Segment operating income	$27,154		$5,426	$32,580
Unallocated corporate expenses				8,787
Operating income				$23,793
(1) includes North America revenues of $69,082 and international revenues of $74,663

	Nine months ended May 31, 2026
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$407,707	(1)	$66,590	$474,297
Cost of operating revenues	292,642		41,372	334,014
Gross profit	115,065		25,218	140,283
Operating expenses	52,297		14,157	66,454
Segment operating income	$62,768		$11,061	$73,829
Unallocated corporate expenses				22,697
Operating income				$51,132
(1) includes North America revenues of $206,704 and international revenues of $201,003

	Nine months ended May 31, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$438,971	(1)	$83,838	$522,809
Cost of operating revenues	309,332		47,402	356,734
Gross profit	129,639		36,436	166,075
Operating expenses	50,373		13,630	64,003
Segment operating income	$79,266		$22,806	$102,072
Unallocated corporate expenses				25,273
Operating income				$76,799
(1) includes North America revenues of $223,793 and international revenues of $215,178

ITEM 2 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward‑Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect information concerning possible or assumed future results of operations and planned financing of the Company. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company's web site, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “predict,” “project,” “outlook,” “could,” “may,” “should” or similar expressions generally identify forward-looking statements. Statements in the section entitled “Executive Overview and Outlook” that are not historical should be considered forward-looking statements. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The Company’s accounting policies that are most important to the presentation of its results of operations and financial condition, and which require the greatest use of judgments and estimates by management, are designated as its critical accounting policies. See discussion of the Company’s critical accounting policies under Item 7 in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended August 31, 2025. Management periodically re-evaluates and adjusts its critical accounting policies as circumstances change. There were no significant changes in the Company’s critical accounting policies during the nine months ended May 31, 2026.

Recent Accounting Guidance

See Note 1 – Basis of Presentation and the disclosure therein of recently adopted accounting guidance to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Overview and Outlook

Operating revenues for the three months ended May 31, 2026 were $160.8 million, a decrease of 5 percent compared to $169.5 million for the three months ended May 31, 2025. Irrigation segment revenues for the three months ended May 31, 2026 decreased 7 percent to $133.0 million, while infrastructure segment revenues increased 8 percent to $27.7 million. Net earnings for the three months ended May 31, 2026 were $15.8 million, or $1.53 per diluted share, compared to net earnings of $19.5 million, or $1.78 per diluted share, for the three months ended May 31, 2025. Operating income was lower than the prior year primarily due to lower revenues in the irrigation segment and lower gross margins in both segments. This decrease in operating income was partially offset by slightly higher other income and a lower effective income tax rate compared to the prior year.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources more efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of May 2026, U.S. corn prices have decreased approximately 2 percent and U.S. soybean prices have increased approximately 11 percent from price levels prevailing in May 2025. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production and the level of China's demand for agricultural imports.
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
•
Governmental action – A number of governmental laws, regulations and policies can affect the Company’s business, including the following:
•
In 2025, new tariffs were imposed in the U.S., including under the International Emergency Economic Powers Act (the "IEEPA"), on imports from Canada, Mexico, China and other countries on certain materials involved in the Company's production of goods. In response to these tariffs, the Company implemented a comprehensive action plan that included supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the tariffs has resulted in a marginal increase to the Company's cost of goods, of which a portion has been passed through to the market through an increase in the pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers. On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the IEEPA. The Company has applied for refunds for IEEPA tariffs where it believes it is entitled to a refund claim. The Company has recorded a recovery of the tariff for claims where any refund is considered probable and reasonably estimable.
•
On December 8, 2025, the Trump administration announced $12 billion in one-time payments to farmers, primarily those who grow corn and soybeans, in the wake of the recent tariff impact. These payments were made starting in the first calendar quarter of 2026 and are expected to continue throughout 2026. While helpful to overall farm income, these payments are not expected to result in a meaningful increase in demand for irrigation equipment.
•
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. permanently extending many of the expiring provisions of the Tax Cuts and Jobs Act of 2017. In particular, the OBBBA restores Section 168 bonus depreciation, which is intended to encourage equipment purchases by allowing 100 percent of the cost of the equipment to be treated as an income tax deduction in the year of purchase rather than being amortized over its useful life. This new legislation has multiple effective dates, with certain provisions having become effective in 2025 and 2026 and others to be implemented through 2027. The enactment of the OBBBA did not have a significant impact on the Company's estimated annual effective income tax rate in fiscal 2026.
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

•
Biofuel production continues to be a major demand driver for irrigated corn, sugar cane and soybeans as these crops are used in high volumes to produce ethanol and biodiesel. The U.S. Environmental Protection Agency (“EPA”) establishes biofuel volume requirements for the Renewable Fuels Standard (RFS). In March 2026, the EPA finalized new volume requirements for 2026 and 2027 that represent increases of approximately 16 percent over 2025 requirements. The new requirements, along with other proposed regulatory changes, are intended to strengthen the RFS program and support the growth of domestically produced renewable fuels.
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

While the USDA's forecasted 2026 total net farm income is comparable to the expected 2025 results, forecasted cash receipts in 2026 are expected to be lower than 2025 and only partially offset by government payments. Favorable weather conditions in key U.S. markets during the growing season have resulted in higher crop production and increased inventories of crops in 2025 and have maintained overall downward pressure on commodity prices in the near term.

The most significant opportunities for growth in irrigation sales over the next several years continue to be in international markets where irrigation use is less developed and demand is driven not only by commodity prices and net farm income, but also by food security, water scarcity and population growth. While international irrigation markets remain active with opportunities for further development and expansion, regional political and economic factors, including armed conflict, currency conditions and other factors can create a challenging environment. Additionally, international results are influenced by large project sales which tend to fluctuate and can be difficult to forecast accurately. While deliveries in the Middle East and North Africa (MENA) region have not yet been significantly delayed or impacted by the current Iran conflict in the Middle East, the Company continues to monitor the implications on its business and acknowledges that expected project timing in the region could change as the conflict evolves. Additionally, the broader economic impact of the conflict on the Company’s supply chain and customers is uncertain as freight and other input costs have increased.

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

The backlog of unshipped orders at May 31, 2026 was $136.1 million compared with $117.1 million at May 31, 2025. Included in these backlogs are amounts of $20.1 million and $12.3 million, respectively, for orders that are not expected to be fulfilled within the subsequent 12 months. The backlog in irrigation increased as a result of the large irrigation project in the MENA region, while the backlog in infrastructure decreased compared to the prior year. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders, and therefore is generally not a good indication of the next fiscal quarter’s revenues.

Results of Operations

For the Three Months ended May 31, 2026 compared to the Three Months ended May 31, 2025

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the three months ended May 31, 2026 and 2025. It should be read together with the business segments information in Note 13 to the condensed consolidated financial statements:

	Three months ended
($ in thousands)	May 31, 2026	May 31, 2025	Percent Change
Consolidated
Operating revenues	$160,764	$169,464	(5%)
Gross profit	$47,832	$53,622	(11%)
Gross margin	29.8%	31.6%
Operating expenses (1)	$29,319	$29,829	(2%)
Operating income	$18,513	$23,793	(22%)
Operating margin	11.5%	14.0%
Total other income	$2,065	$1,921	7%
Income tax expense	$4,758	$6,214	(23%)
Effective income tax rate	23.1%	24.2%
Net earnings	$15,820	$19,500	(19%)
Irrigation Segment
Operating revenues	$133,033	$143,745	(7%)
Gross profit	$37,795	$43,414	(13%)
Gross margin	28.4%	30.2%
Operating expenses	$17,459	$16,260	7%
Operating income	$20,336	$27,154	(25%)
Operating margin	15.3%	18.9%
Infrastructure Segment
Operating revenues	$27,731	$25,719	8%
Gross profit	$10,037	$10,208	(2%)
Gross margin	36.2%	39.7%
Operating expenses	$4,636	$4,782	(3%)
Operating income	$5,401	$5,426	(0%)
Operating margin	19.5%	21.1%

(1)
Includes $7.2 million and $8.8 million of corporate operating expenses for the three months ended May 31, 2026 and 2025, respectively.

Revenues

Operating revenues for the three months ended May 31, 2026 decreased 5 percent to $160.8 million from $169.5 million for the three months ended May 31, 2025, as irrigation revenues decreased $10.7 million and infrastructure revenues increased $2.0 million compared to the prior year period. The irrigation segment provided 83 percent of the Company’s revenue during the three months ended May 31, 2026 as compared to 85 percent for the three months ended May 31, 2025.

North America irrigation revenues for the three months ended May 31, 2026 of $61.3 million decreased $7.7 million, or 11 percent, from $69.1 million for the three months ended May 31, 2025. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Persistent weakness in commodity markets and tempered farmer sentiment continue to constrain demand for irrigation equipment in North America.

International irrigation revenues for the three months ended May 31, 2026 of $71.7 million decreased $3.0 million, or 4 percent, from $74.7 million for the three months ended May 31, 2025. The decrease resulted primarily from lower sales volumes in Brazil, which were partially offset by growth in other regions. In Brazil, limited available credit and elevated interest rates continue to limit farmers' ability to invest in capital equipment. These decreases were partially offset by the favorable effects of foreign currency translation of approximately $3.9 million compared to the prior year.

Infrastructure segment revenues for the three months ended May 31, 2026 of $27.7 million increased $2.0 million, or 8 percent, from $25.7 million for the three months ended May 31, 2025. The increase was primarily driven by higher road safety product revenues, which were partially offset by lower Road Zipper System revenues as the prior period included a $20 million project that did not repeat in the current period.

Gross Profit

Gross profit for the three months ended May 31, 2026 of $47.8 million decreased 11 percent from $53.6 million for the three months ended May 31, 2025. The decrease in gross profit resulted primarily from lower revenues in the irrigation segment. Gross margin was 29.8 percent of sales for the three months ended May 31, 2026 compared with 31.6 percent of sales for the three months ended May 31, 2025. Lower irrigation gross margin resulted primarily from higher input costs and fixed cost deleverage on lower unit sales volumes, while infrastructure gross margin also decreased due to an unfavorable mix of Road Zipper System revenues compared to the prior year.

Operating Expenses

Operating expenses of $29.3 million for the three months ended May 31, 2026 decreased $0.5 million, or 2 percent, compared with $29.8 million for the three months ended May 31, 2025. The decrease in operating expenses was driven primarily by lower incentive compensation expense in the current period.

Other Income (Expense), net

The Company recorded other income of $2.1 million and $1.9 million for the three months ended May 31, 2026 and 2025, respectively. The increase was driven by higher net interest income with offsets by foreign currency transaction losses, compared to the prior period.

Income Taxes

The Company recorded income tax expense of $4.8 million and $6.2 million for the three months ended May 31, 2026 and 2025, respectively. The effective income tax rate was 23.1 percent and 24.2 percent for the three months ended May 31, 2026 and 2025, respectively. The estimated annual effective tax rate in both the current and prior year was 22.3 percent. The current year includes an unfavorable impact of withholding tax associated with cash repatriation but is fully offset by a favorable impact from jurisdictional earnings mix. The impact of discrete items in both the current and prior year quarter was not significant.

For the Nine Months ended May 31, 2026 compared to the Nine Months ended May 31, 2025

The following section presents an analysis of the Company’s operating results displayed in the condensed consolidated statements of earnings for the nine months ended May 31, 2026 and 2025. It should be read together with the business segments information in Note 13 to the condensed consolidated financial statements:

	Nine months ended
($ in thousands)	May 31, 2026	May 31, 2025	Percent Change
Consolidated
Operating revenues	$474,297	$522,809	(9%)
Gross profit	$140,283	$166,075	(16%)
Gross margin	29.6%	31.8%
Operating expenses (1)	$89,151	$89,276	(0%)
Operating income	$51,132	$76,799	(33%)
Operating margin	10.8%	14.7%
Total other income	$6,899	$4,162	66%
Income tax expense	$13,642	$17,722	(23%)
Effective income tax rate	23.5%	21.9%
Net earnings	$44,389	$63,239	(30%)
Irrigation Segment
Operating revenues	$407,707	$438,971	(7%)
Gross profit	$115,065	$129,639	(11%)
Gross margin	28.2%	29.5%
Operating expenses	$52,297	$50,373	4%
Operating income	$62,768	$79,266	(21%)
Operating margin	15.4%	18.1%
Infrastructure Segment
Operating revenues	$66,590	$83,838	(21%)
Gross profit	$25,218	$36,436	(31%)
Gross margin	37.9%	43.5%
Operating expenses	$14,157	$13,630	4%
Operating income	$11,061	$22,806	(52%)
Operating margin	16.6%	27.2%

(1)
Includes $22.7 million and $25.3 million of corporate operating expenses for the nine months ended May 31, 2026 and 2025, respectively.

Revenues

Operating revenues for the nine months ended May 31, 2026 decreased 9 percent to $474.3 million from $522.8 million for the nine months ended May 31, 2025, as irrigation revenues decreased $31.3 million and infrastructure revenues decreased $17.2 million. The irrigation segment provided 86 percent of the Company’s revenue during the nine months ended May 31, 2026 as compared to 84 percent for the nine months ended May 31, 2025.

North America irrigation revenues for the nine months ended May 31, 2026 of $206.7 million decreased $17.1 million, or 8 percent, from $223.8 million for the nine months ended May 31, 2025. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Persistent weakness in commodity markets and tempered farmer sentiment continue to constrain demand for irrigation equipment in North America.

International irrigation revenues for the nine months ended May 31, 2026 of $201.0 million decreased $14.2 million, or 7 percent, from $215.2 million for the nine months ended May 31, 2025. The majority of the decrease resulted from lower revenues related to shipments for a large project in the MENA region, along with lower sales volumes in Brazil in the current year. The current year was also impacted by the favorable effects of foreign currency translation of approximately $9.5 million compared to the prior year.

Infrastructure segment revenues for the nine months ended May 31, 2026 of $66.6 million decreased $17.2 million, or 21 percent, from $83.8 million for the nine months ended May 31, 2025. The decrease was primarily driven by lower Road Zipper System revenues as the prior year included a $20 million project that did not repeat. This decrease was partially offset by higher sales of road safety products in the current year.

Gross Profit

Gross profit for the nine months ended May 31, 2026 of $140.3 million decreased 16 percent from $166.1 million for the nine months ended May 31, 2025. The decrease in gross profit was driven by lower revenues in both irrigation and infrastructure. Gross margin was 29.6 percent of sales for the nine months ended May 31, 2026 compared with 31.8 percent of sales for the nine months ended May 31, 2025. Lower irrigation gross margin resulted mainly from higher input costs and fixed cost deleverage on lower unit sales volumes. Infrastructure gross margin also decreased due to the $20 million project that did not repeat, resulting in an unfavorable impact on gross margin.

Operating Expenses

Operating expenses of $89.2 million for the nine months ended May 31, 2026 decreased slightly compared with $89.3 million for the nine months ended May 31, 2025. Increases in selling and engineering and research expenses were partially offset by lower administrative expenses.

Other Income (Expense), net

The Company recorded other income of $6.9 million and $4.2 million for the nine months ended May 31, 2026 and 2025, respectively. The increase in the current year period was driven by favorable changes related to interest income and interest expense and was partially offset by foreign currency losses of $1.5 million in the current year compared to foreign currency gains of $0.2 million in the prior year.

Income Taxes

The Company recorded income tax expense of $13.6 million and $17.7 million for the nine months ended May 31, 2026 and 2025, respectively. The effective income tax rate was 23.5 percent and 21.9 percent for the nine months ended May 31, 2026 and 2025, respectively. The estimated annual effective tax rate in both the current and prior year was 22.3 percent. The current year includes an unfavorable impact of withholding tax associated with cash repatriation but is fully offset by a favorable impact from jurisdictional earnings mix. The current year period effective tax rate includes an unfavorable discrete impact of $0.7 million, primarily related to share-based compensation vesting, while the prior year included a favorable discrete impact of $0.3 million.

Liquidity and Capital Resources

The Company's cash, cash equivalents, and marketable securities totaled $154.8 million at May 31, 2026 compared with $210.8 million at May 31, 2025 and $250.6 million at August 31, 2025. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under its credit arrangements described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, investments in marketable securities, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries were approximately $107.4 million, $108.5 million, and $97.4 million as of May 31, 2026, May 31, 2025, and August 31, 2025, respectively. The Company does not consider earnings in foreign subsidiaries to be permanently reinvested and accrues applicable taxes on its foreign subsidiaries' earnings. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $316.7 million at May 31, 2026, as compared with $397.0 million at May 31, 2025 and $389.2 million at August 31, 2025. Cash provided by operating activities totaled $30.6 million during the nine months ended May 31, 2026, compared to cash provided by operating activities of $68.9 million during the nine months ended May 31, 2025. The current year period included lower net earnings and a less favorable impact of changes in working capital compared to the prior year period.

Cash flows used in investing activities totaled $38.4 million during the nine months ended May 31, 2026 compared to $48.4 million during the nine months ended May 31, 2025. Purchases of property, plant, and equipment were $35.5 million, compared to $28.3 million in the prior year. The prior year also includes purchases of marketable securities and the purchase of an equity method investment, both of which did not repeat in the current year.

Cash flows used in financing activities totaled $92.4 million during the nine months ended May 31, 2026 compared to cash flows used in financing activities of $14.4 million during the nine months ended May 31, 2025. During the current year, the Company repurchased $80.7 million of common shares compared to $2.7 million in the prior year.

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

Dividends

In the third quarter of fiscal 2026, the Company paid a quarterly cash dividend to stockholders of $0.37 per common share, or $3.8 million, compared to a quarterly cash dividend of $0.36 per common share, or $3.9 million, in the third quarter of fiscal 2025.

Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares could be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. In November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. During the three and nine months ended May 31, 2026, the Company repurchased $25.2 million and $80.7 million of common shares, respectively, compared to $1.2 million and $2.7 million for the three and nine months ended May 31, 2025, respectively. The share repurchases completed in the first quarter of fiscal 2026 depleted the previous $250.0 million share repurchase authorization. As of May 31, 2026, the amount available for repurchase under the current $150.0 million authorization amounted to $100.0 million.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund acquisitions. At May 31, 2026 and 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At May 31, 2026, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 4.98 percent at May 31, 2026), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent on the unused balance depending on the Company’s leverage ratio then in effect (which resulted in a fee of 0.125 percent at May 31, 2026).

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above include certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference for the benefit of holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At May 31, 2026 and 2025, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

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

ITEM 4 – Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2026.

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

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the three months ended May 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
March 1, 2026 to March 31, 2026	—	$—	—	$125,000
April 1, 2026 to April 30, 2026	176,914	$109.13	176,914	$105,694
May 1, 2026 to May 31, 2026	50,966	$111.73	50,966	$100,000
Total	227,880	$109.71	227,880	$100,000

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

* Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of July 2026.

LINDSAY CORPORATION

By:	/s/ SAMUEL S. HINRICHSEN
Name:	Samuel S. Hinrichsen
Title:	Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)