Form 10-K
period 2026-08-31
LINDSAY CORP
filed 2026-10-22
CIK 836157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

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

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non-affiliates based on the closing sales price on the New York Stock Exchange, Inc. on February 28, 2026 was $1,400,294,729.

As of October 21, 2026, 10,169,930 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement pertaining to the Registrant’s annual stockholders' meeting to be held on January 5, 2027 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PRODUCTS BY SEGMENT

IRRIGATION SEGMENT

Products – The Company manufactures and markets its center pivot and lateral move irrigation systems and its irrigation controls in the U.S. and internationally under its Zimmatic® brand. The Company also manufactures and markets hose reel travelers under the Perrot™ brand. The Company also produces or markets chemical injection systems, variable rate irrigation systems, flow meters, weather stations, soil moisture sensors, and remote monitoring and control systems. In addition to whole systems, the Company manufactures and markets repair and replacement parts for its irrigation systems. Furthermore, the Company designs and manufactures innovative IIOT technology solutions, data acquisition and management systems, and custom electronic equipment for critical applications under its Elecsys™ brand. Lastly, the Company provides contract manufacturing services, including steel tubing production, hot-dip galvanization, fabrication, welding, and related finishing and assembly services, for a variety of third-party industrial applications.

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

The Company also markets proprietary remote monitoring and automation technology that works on any brand of electronic pivot and drip irrigation systems and is sold on a subscription basis under the brand names FieldNET® and FieldWise®. FieldNET® is commercialized exclusively through Zimmatic® dealers while FieldWise® is used primarily by non-Zimmatic® dealers and customers. These technologies enable growers to remotely monitor and operate irrigation equipment, saving time, and reducing water and energy consumption. The technology uses cellular or radio frequency communication systems to remotely acquire data relating to various conditions in an irrigated field, including operational status of the irrigation system, position of the irrigation system, and water usage. Through its strategic partnership with Pessl Instruments, the Company is able to incorporate data from Pessl's METOS™ weather stations and soil moisture probes, among other products, into these technologies to provide growers with additional data for enhanced decision making. Growers can also remotely control the irrigation system, altering the speed to vary water application amounts, and controlling pump station and diesel generator operation. Data management and control is achieved using various online applications.

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

Other Types of Irrigation – Center pivot and lateral move irrigation systems compete with three other types of irrigation: flood, drip, and other mechanical devices such as hose reel travelers and solid set sprinklers. The majority of worldwide irrigation is accomplished by traditional flood irrigation. Flood irrigation is accomplished by either flooding an entire field, or by providing a water source (ditches or a pipe) along the side of a field, which is planed and slopes slightly away from the water source. The water is released to the crop rows through gates in the ditch or pipe, or through siphon tubes arching over the ditch wall into some of the crop rows. It runs down through the crop row until it reaches the far end of the row, at which time the water source is moved and another set of rows is flooded. Disadvantages or limitations of flood irrigation include that it cannot be used to irrigate uneven, hilly, or rolling terrain, it can be wasteful or inefficient and coverage can become inconsistently applied. In “drip” or “low flow” irrigation, perforated plastic pipe or tape is installed on the ground or buried underground at the root level. Several other types of mechanical devices, such as hose reel travelers, irrigate the remaining irrigated acres.

Center pivot, lateral move, and hose reel traveler irrigation offer significant advantages when compared with other types of irrigation. They require less labor and monitoring; can be used on sandy ground, which, due to poor water retention ability, must have water applied frequently; can be used on uneven ground, thereby allowing previously unsuitable land to be brought into production; can be used for the application of fertilizers, insecticides, herbicides, or other chemicals (termed “fertigation” or “chemigation”); and conserves water and chemicals through precise control of the amount and timing of the application.

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

International Market – The Company sells center pivot and lateral move irrigation systems throughout the world. International sales accounted for approximately 52 percent of the Company’s total irrigation segment revenues in each of fiscal 2026 and 2025. The Company sells direct to consumers, as well as through an international dealer network, and has production and sales operations serving the key markets in South America, Western and Eastern Europe, China, Africa, Middle East, Australia, and New Zealand. The Company also exports irrigation equipment from its global production facilities to other international markets.

The Company’s industry position and geographic footprint are such that it believes that it will likely be considered as a potential supplier for most large international agricultural development projects utilizing center pivot or lateral move irrigation systems.

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

Markets – The Company’s primary infrastructure market includes moveable concrete barriers, delineation systems, crash cushions, and similar protective equipment. The U.S. roadway infrastructure market includes projects such as new roadway construction, bridges, tunnels, maintenance and resurfacing, and development of technologies for relief of roadway congestion. Much of the U.S. highway infrastructure market is driven by federal and state government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. Matching funding from the various states may be required as a condition of federal funding. In the long term, the Company believes that the federal program provides a solid platform for growth in the U.S. market, as it is generally acknowledged that additional funding will be required for infrastructure development and maintenance in the future.

The global market for the Company’s infrastructure products continues to be driven by population growth and the need for improved road safety. The international market differs from country to country. The standardization in performance requirements and acceptance criteria for highway safety devices adopted by the European Committee for Standardization has led to greater uniformity and a larger installation program. Prevention programs put in place in various countries to lower highway traffic fatalities have also led to greater demand. The Company distributes infrastructure products in Europe, South America, the Middle East, Australia and Asia. The Company expects to continue expanding in international markets as populations grow and markets become more established.

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

CUSTOMERS

In fiscal years 2026 and 2025, one customer within the Company's irrigation segment accounted for 12% and 13%, respectively, of consolidated revenues relating to a large irrigation project in the MENA region. In fiscal year 2024, no individual customer accounted for more than 10% of consolidated revenues.

ORDER BACKLOG

As of August 31, 2026, the Company had an order backlog of $102.5 million compared with $110.7 million as of August 31, 2025. Included in these backlogs are amounts of $17.6 million and $9.8 million, respectively, for orders not expected to be fulfilled within the subsequent twelve months. The decrease in backlog is primarily attributable to orders relating to a large irrigation project in the MENA region as of August 31, 2025 that were shipped during fiscal 2026. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

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

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2026, 2025, and 2024 were $40.2 million, $42.5 million, and $29.0 million, respectively. Capital expenditures for fiscal 2027 are expected to amount to approximately $40.0 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. An increase over recent levels of capital expenditures relates to modernization and productivity improvements planned at certain manufacturing facilities. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

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

HUMAN CAPITAL RESOURCES

The Company and its wholly-owned subsidiaries have 1,083 employees as of August 31, 2026. None of the Company’s United States based employees are represented by a union. Certain of the Company’s non-U.S. employees are unionized due to local governmental regulations. Maintaining a sufficient number of skilled employees at its various manufacturing sites is a key focus of the Company’s human capital efforts. The Company believes it maintains a sufficient number of skilled employees by offering competitive wages, benefits and training and development programs.

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

EFFECT OF GOVERNMENTAL REGULATION

The Company is subject to numerous laws and government regulations, including those that govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all applicable laws and regulations, and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations are subject to change and interpretation. In some cases, compliance with applicable laws and regulations may require the Company to make additional capital and operational expenditures. The Company, however, is not currently aware of any material expenditures required to comply with applicable laws or government regulations, other than the capital expenditures and ongoing monitoring costs relating to environmental remediation activities at its Lindsay, Nebraska plant that are more fully described in Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements. The Company accrues for the anticipated cost associated with compliance with laws and governmental regulations applicable to its business, including investigation and remediation costs at its Lindsay, Nebraska site, when its obligation to incur those costs is probable and can be reasonably estimated. Any revisions to these estimates could be material to the operating results of any fiscal quarter or fiscal year, however the Company does not expect future capital expenses relating to compliance with government regulations, including those for remediation of its Lindsay, Nebraska site, to have a material adverse effect on its earnings, liquidity, financial condition or competitive position.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

The Company’s primary production facilities are located in the United States. The Company has smaller production and sales operations in Brazil, France, Italy, China, Türkiye, and South Africa, as well as distribution and sales operations in the Netherlands, Egypt, Australia, and New Zealand. Where the Company exports products from the United States to international markets, the Company generally ships against prepayment, an irrevocable letter of credit confirmed by a banking institution or another secured means of payment, or with credit insurance from a third party. For sales within both U.S. and foreign jurisdictions, prepayments or other forms of security may be required before credit is granted, however most local sales are made based on payment terms after a full credit review has been performed. Most of the Company’s financial transactions are in U.S. dollars, although some export sales and sales from the Company’s foreign subsidiaries are conducted in other currencies. Approximately 35 and 34 percent of total consolidated Company revenues were conducted in currencies other than the U.S. dollar in fiscal 2026 and 2025, respectively. To reduce the uncertainty of foreign currency exchange rate movements on these sales and purchase commitments conducted in local currencies, the Company monitors its risk of foreign currency fluctuations and, at times, may enter into forward exchange or option contracts for transactions denominated in a currency other than U.S. dollars.

In addition to the transactional foreign currency exposures mentioned above, the Company also has translation exposure resulting from translating the financial statements of its international subsidiaries into U.S. dollars. In order to reduce this translation exposure, the Company, at times, utilizes foreign currency forward contracts to hedge its net investment exposure in its foreign operations. For information on the Company’s foreign currency risks, see Item 7A of Part II of this Annual Report on Form 10-K.

INFORMATION AVAILABLE ON THE COMPANY'S WEBSITE

The Company makes available free of charge on its website homepage, under the tab “Investor Relations – SEC Filings”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Additionally, the Company's annual Corporate Impact Report, which addresses sustainability, is available on the website under the tab "Investor Relations – Safety & Sustainability – Corporate Impact Report." The Company’s internet address is http://www.lindsay.com; however, information posted on its website is not part of this Annual Report on Form 10-K. The following documents are also posted on the Company’s website homepage, under the tabs “Investor Relations – Investor Resources – Committees” and “Investor Relations – Investor Resources – Ethics”:

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

All executive officers of the Company are appointed by the Board of Directors annually and, except for Ms. Pfeifer and Mr. Coburn, all have employment agreements. There are no family relationships between any director or executive officer. There are no arrangements or understandings between any executive officer and any other person pursuant to which they were selected as an officer. The following table lists the Company’s executive officers and other key employees, and each of their ages and positions, as of October 22, 2026.

	Age	Position
Randy A. Wood	54	President and Chief Executive Officer
Alicia R. Pfeifer	41	Vice President – Business Finance and Co-Interim Chief Financial Officer
Brett R. Coburn	35	Vice President – Chief Accounting Officer and Co-Interim Chief Financial Officer
Brian J. Magnusson	47	President – Irrigation
J. Scott Marion	58	President – Infrastructure
Eric R. Arneson	52	Senior Vice President – General Counsel and Secretary
Kelly M. Staup	54	Senior Vice President – Chief People Officer
Melissa G. Moreno	47	Senior Vice President – Chief Information Officer
Richard A. Harold	53	Senior Vice President – Global Operations

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

Ms. Alicia R. Pfeifer is the Vice President – Business Finance and Co-Interim Chief Financial Officer of the Company, positions she has held since September 2026. From February 2024 through August 2026, Ms. Pfeifer served as Vice President, Investor Relations and Treasury. From February 2023 until February 2024, Ms. Pfeifer served as Senior Director, Investor Relations and Treasury. From September 2020 until February 2023, Ms. Pfeifer served as Senior Director, Corporate Development and Risk Management. From November 2017 until September 2020, Ms. Pfeifer served as Director, Financial Planning and Analysis. From October 2014 until November 2017, Ms. Pfeifer served as Manager, Financial Planning and Analysis. Prior to joining the Company, Ms. Pfeifer served in various finance roles at ConAgra Brands.

Mr. Brett R. Coburn is the Vice President – Chief Accounting Officer and Co-Interim Chief Financial Officer of the Company. He has held the position of Co-Interim Chief Financial Officer since September 2026. From January 2026 through August 2026, Mr. Coburn served as Vice President – Chief Accounting Officer. From February 2024 until January 2026, Mr. Coburn served as Senior Director, Corporate Controller. Between September 2020 and January 2024, Mr. Coburn served as Director, Assistant Corporate Controller. Between April 2019 and August 2020, Mr.

Coburn served as Senior Manager, Financial Reporting. Prior to joining the Company, Mr. Coburn served in finance roles at Ballantyne Strong Inc. and as an Audit Senior Associate at KPMG LLP.

Mr. Brian J. Magnusson is the President – Irrigation, a position he has held with the Company since December 2025. From January 2023 to November 2025, Mr. Magnusson served as the Company's Senior Vice President – Strategy and Business Development. Between May 2019 and January 2023, Mr. Magnusson served as the Company’s Vice President, The Americas and held responsibility for the Company’s irrigation business in North and South America. Between June 2018 and May 2019, Mr. Magnusson served as the Company’s Vice President, Technology and Innovation. Previous to that role, Mr. Magnusson served as the Company’s Vice President, Technology, a position he held starting with his arrival to the Company in 2015. Prior to joining the Company, Mr. Magnusson served as Global Director, Tractor Portfolio Management at CNH Industrial for three years and spent the preceding four years at Bain & Company advising executive teams at Fortune 500 corporations on strategic growth challenges.

Mr. J. Scott Marion is the President – Infrastructure, a position he has held with the Company since May 2016. Between April 2011 and May 2016, Mr. Marion served as Vice President and General Manager – Americas and APAC (Infrastructure) of the Company. From January 2005 to April 2011, Mr. Marion served in several management positions at Pentair. Prior to 2005, Mr. Marion spent 14 years with General Electric in a variety of sales and managerial capacities.

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

Dr. Melissa G. Moreno is the Senior Vice President – Chief Information Officer of the Company, a position she has held since March 2021, when she joined the Company. Prior to joining the Company, Dr. Moreno served in a variety of information technology roles with Gallup, a company that provides analytics and advisory services, from 2008 to 2021, most recently serving as Chief Information Officer, Cybersecurity and Infrastructure at Gallup from December 2018 to March 2021 and Executive Director, Cybersecurity and Infrastructure from February 2014 to December 2018. Prior to joining Gallup, Dr. Moreno managed information technology functions at ConAgra Foods and Arthur Andersen.

Mr. Richard A. Harold is the Senior Vice President – Global Operations of the Company, a position he has held since April 2022. Prior to joining the Company, Mr. Harold served from 2018 to 2022 with Rogers Corporation, a company that provides specialty engineered materials, most recently as a Senior Director of Global Operations. Prior to that time, Mr. Harold served from 2015 to 2017 as Senior Vice President of Operations at Arizona Nutritional Supplements, and as Global Vice President of Legacy and Specialty Businesses at IDEX Corporation from 2013 to 2015. Prior to joining IDEX Corporation, Mr. Harold worked for Exterran Holdings, Inc. as Senior Manufacturing Manager from 2010 to 2013.

ITEM 1A — Risk Factors

The following are certain of the more significant risks that may affect the Company’s business, financial condition and results of operations.

Risks Related to Business and Industry

Changing worldwide demand for food and biofuels could have an effect on the price of agricultural commodities and consequently the demand for irrigation equipment. Changing worldwide demand for farm outputs to meet the world’s growing food and biofuel demands, driven in part by government policies and an expanding global population, is likely to result in fluctuating agricultural commodity prices, which affect demand for irrigation equipment. The primary benefit of many of the Company’s irrigation products is to increase yields and the resulting revenue for farmers. As commodity prices decline, the breakeven point of incremental production is more difficult to achieve, reducing or eliminating the profit and return on investment from the purchase of the Company’s products. As a result, changes in commodity prices can significantly affect the Company’s sales levels.

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

Compliance with applicable environmental and health and safety regulations, standards, or expectations may require additional capital and operational expenditures. The Company is subject to numerous laws and government regulations, including those which govern environmental and occupational health and safety matters. The Company believes that its operations are substantially in compliance with all such applicable laws and regulations and that it holds all necessary permits to operate its business in each jurisdiction in which its facilities are located. Laws and government regulations applicable to the Company are subject to change and interpretation. The Company publishes an annual Corporate Impact Report, which includes information about the Company’s sustainability activities and may result in increased investor, media, and employee attention to such initiatives. Compliance with applicable laws and regulations and the pursuit of other sustainability-related objectives may require the Company to make additional capital and operational expenditures that may have a material adverse effect on its earnings, liquidity, financial condition or competitive position. In particular, the Company may incur costs in connection with the remediation of environmental contamination at its Lindsay, Nebraska site that exceed the amounts that the Company has accrued for this purpose as of the end of fiscal 2026, as more fully described in Note 14, Commitments and Contingencies, to the Company’s consolidated financial statements.

The Company’s revenues can be highly dependent on a limited number of key customers and projects. From time to time, the Company enters into large agreements, sometimes covering multiple years, with key customers, which can result in a significant concentration of revenues tied to such customers and/or certain geographies and projects. For example, in fiscal 2026, the Company entered into a multi-year supply agreement valued at approximately $80 million to provide Zimmatic irrigation systems and FieldNET remote management and scheduling technology for a key customer’s project in the MENA region. While securing and delivering on commitments of this magnitude demonstrates the competitiveness of the Company’s solutions and the Company’s ability to execute large-scale and complex projects, the Company’s dependence on a limited number of key customers or projects could adversely affect the Company’s results if any such customer or project owner (i) reduces, delays, or cancels orders; (ii) experiences financial difficulties or changes in funding priorities, (iii) alters project scope or timing due to regulatory, geopolitical, or economic factors, or (iv) chooses to pursue alternative suppliers or technologies. Any concentration of the Company’s customer base may also enable key customers to demand pricing and other terms unfavorable to the Company, which could negatively affect the Company’s gross margin and profitability. Opportunities in the MENA region and other geographies in which key customers or projects are located can also be particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks and similar incidents. If revenues from a key customer or project are not realized as expected or if a large project is not subsequently followed by another similarly sized opportunity, the Company’s financial performance could be negatively affected. Further, the concentration of resources and management attention on developing and strengthening relationships with key customers and on securing and delivering significant projects may divert resources from other opportunities, which could also have an adverse effect on the Company’s reputation, business, financial condition and results of operations.

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

The Company’s infrastructure products are installed along roadways in inherently dangerous applications. Accidents involving the Company’s infrastructure products could reduce demand for such products and expose the Company to significant damages and reputational harm. The Company is currently defending a number of product liability lawsuits involving the Company’s X-Lite® end terminal. Further, while the U.S. Department of Justice, Civil Division, and the U.S. Attorney’s Office for the Northern District of New York successfully obtained the 2023 dismissal of a federal civil False Claims Act lawsuit filed against the Company by an individual relator after the United States conducted a yearslong investigation of the Company’s X-Lite end terminal and determined that the individual relator’s allegations “lack[ed] merit” and did “not warrant the continued expenditure of resources to pursue or monitor the action,” the same individual relator has subsequently filed a limited number of state-level lawsuits in which he makes substantially similar allegations under state false claims or fraud laws as more fully described in Note 14, Commitments and Contingencies, to the Company's consolidated financial statements. While the Company’s infrastructure products are designed to meet all applicable standards in effect in the markets in which such products are offered, the risk of product liability claims, demands for reimbursement or compensatory payments, and associated adverse publicity is inherent in the development, manufacturing, marketing, and sale of such products, including end terminals and crash cushions that are ultimately installed along roadways. In addition to this inherent risk, a sizable False Claims Act judgment against a competitor (which was reversed on appeal) brought significant attention to the infrastructure products industry and may be a factor leading to additional lawsuits, demands, and investigations being pursued against the Company and others in the industry.

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

The Company’s international sales are highly dependent on foreign market conditions. International revenues are primarily generated from Australia, New Zealand, Canada, Western and Eastern Europe, Mexico, the Middle East, Africa, China, and Central and South America. In addition to risks relating to general economic and potential instability in these countries, a number of countries are particularly susceptible to disruption from changing socioeconomic conditions as well as terrorism, sanctions, war, outbreaks, and similar incidents. Since fiscal 2022, sales to Russia and Belarus have been paused indefinitely due to the Russian invasion of Ukraine. Prior to that time, sales with Russian, Ukrainian, and Belarusian customers had historically represented less than 5 percent of consolidated revenues. Commercial activities in Russia and Belarus remain on hold while hostile actions against Ukraine continue. The collectability of international receivables can also be difficult to estimate, particularly in areas of political instability or with governments with which the Company has limited experience or where there is a lack of transparency as to the current credit condition.

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

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results. We are evaluating, and may increasingly rely on, generative artificial intelligence and machine learning technologies (together, “AI”) to automate tasks, support decision-making and make our internal processes more efficient. AI is still an emerging technology, and using it brings risks that we may not be able to fully predict or control. AI tools can produce content or analysis that is wrong, incomplete or biased. Because AI tools often handle large amounts of data, they may also increase our exposure to cybersecurity incidents, unauthorized disclosure of confidential or personal information, and breaches of privacy and data protection laws. The realization of any risks involved in the Company's use or application of AI could adversely affect the Company's business.

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
•
Communication and reporting: the Company maintains clear communication channels to keep all relevant stakeholders informed throughout the incident response process, which includes internal communication with employees and external communication with customers, regulators, and other parties, as necessary.
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

Segment	Geographic location	Own/ lease	Lease expiration	Square feet	Property description
Corporate	Omaha, Nebraska	Lease	2034	55,000	Corporate headquarters
Irrigation	Lindsay, Nebraska	Own	N/A	400,000	Principal U.S. manufacturing plant
Irrigation	Corlu, Türkiye	Own	N/A	283,000	Manufacturing plant for irrigation products
Irrigation	Tianjin, China	Lease	2027	163,000	Manufacturing plant for irrigation products
Irrigation	La Chapelle, France	Own	N/A	72,000	Manufacturing plant for irrigation products
Irrigation	Bellville, South Africa	Lease	2032	71,000	Manufacturing plant for irrigation products
Irrigation	Mogi Mirim, Sao Paulo, Brazil	Own	N/A	67,000	Manufacturing plant for irrigation products
Irrigation	Olathe, Kansas	Own	N/A	60,000	Manufacturing plant for machine-to-machine products
Irrigation	Norfolk, Nebraska	Own	N/A	13,400	Manufacturing plant for on-farm telemetry devices
Infrastructure	Milan, Italy	Own	N/A	45,000	Manufacturing plant for infrastructure products
Infrastructure	Rio Vista, California	Own	N/A	30,000	Manufacturing plant for infrastructure products

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

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

The Company's Common Stock trades on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol LNN. As of October 21, 2026, there were approximately 117 stockholders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the fourth quarter of the year ended August 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) ($ in thousands)
June 1, 2026 to June 30, 2026	—	$—	—	$100,000
July 1, 2026 to July 31, 2026	—	$—	—	$100,000
August 1, 2026 to August 31, 2026	—	$—	—	$100,000
Total	—	$—	—	$100,000

(1) On November 5, 2025, the Company announced that its Board of Directors authorized a new share repurchase program for the Company to repurchase up to $150.0 million of the Company's outstanding common stock (the “2025 Repurchase Program”). Under the 2025 Repurchase Program, shares may be repurchased from time to time in open market transactions at prevailing market prices and/or in privately negotiated transactions, as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 2025 Repurchase Program does not have any expiration date.

Dividends

The Company paid a total of $15.4 million and $15.7 million in dividends during fiscal 2026 and 2025, respectively. The Company currently expects that cash dividends comparable to those paid historically will continue to be paid in the future, although there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, business prospects, capital requirements, contractual restrictions, any potential indebtedness the Company may incur, restrictions imposed by applicable law, tax considerations, and other factors that the Board of Directors deems relevant.

Company Stock Performance

The following graph compares the cumulative five-year total return attained by stockholders on the Company’s Common Stock relative to the cumulative total returns of the S&P SmallCap 600 Index and the S&P 600 Construction Machinery & Heavy Transportation Equipment Index for the five-year period ended August 31, 2026. An investment of $100 (with the reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indexes on August 31, 2021 and the graph shows its relative performance through August 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
8/21
8/22
8/23
8/24
8/25
8/26
Lindsay Corporation
S&P SmallCap 600
S&P 600 Construction Machinery & Heavy Transportation Equipment

*$100 invested on 8/31/21 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	8/21	8/22	8/23	8/24	8/25	8/26
Lindsay Corporation	100.00	98.25	76.79	77.65	86.83	73.65
S&P SmallCap 600 Index	100.00	87.88	92.74	108.80	112.61	139.72
S&P 600 Construction Machinery & Heavy Transportation Equipment	100.00	96.25	131.88	168.52	191.97	175.69

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6 — [Reserved]

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Concerning Forward - Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical are forward-looking and reflect expectations for future Company performance. In addition, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s website, or otherwise, in the future by or on behalf of the Company. When used by or on behalf of the Company, the words “expect,” “anticipate,” “estimate,” “believe,” “intend,” “will,” “plan,” “predict,” “project,” “outlook,” “could,” “may,” “should,” and similar expressions generally identify forward-looking statements. For these statements throughout this Annual Report on Form 10-K, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The entire sections entitled “Financial Overview and Outlook” and “Risk Factors” should be considered forward-looking statements.

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

For the business overall, the global, long-term drivers of population growth, water conservation and environmental sustainability, the need for increased food production, and the need for safer, more efficient transportation solutions remain positive. Key factors which impact demand for the Company’s irrigation products include total worldwide agricultural crop production, the profitability of agricultural crop production, agricultural commodity prices, net farm income, availability of financing for farmers, governmental policies regarding the agricultural sector, water and energy conservation policies, the regularity of rainfall, regional climate conditions, food security concerns and foreign currency exchange rates. A key factor which impacts demand for the Company’s infrastructure products is the amount of spending authorized by governments to improve road and highway systems. Much of the U.S. highway infrastructure market is driven by government spending programs. For example, the U.S. government funds highway and road improvements through the Federal Highway Trust Fund Program. This program provides funding to improve the nation’s roadway system. In November 2021, the Infrastructure Investment and Jobs Act ("IIJA") was enacted and included a five-year reauthorization of the Fixing America's Surface Transportation ("FAST") Act. This legislation also introduced $110 billion in incremental federal funding planned for roads, bridges, and other transportation projects, which supports demand for the Company's transportation safety products as states utilize these funds in construction projects. The federal programs under the IIJA are scheduled to run through December 2026.

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

Critical Accounting Policies

Management has evaluated the Company’s accounting policies and determined that none involve estimates or assumptions that are considered critical under Securities and Exchange Commission ("SEC") guidance. However, the Company considers its revenue recognition policy to be critical to understanding its financial condition and results of operations due to the significance of revenue to its business and the judgment involved in applying the principles of Accounting Standards Codification ("ASC") 606 as follows:

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

Financial Overview and Outlook

Operating revenues in fiscal 2026 were $635.9 million, a 6 percent decrease compared to $676.4 million in the prior year. Irrigation segment revenues decreased 5 percent to $541.5 million and infrastructure segment revenues decreased 13 percent to $94.4 million. Net earnings for fiscal 2026 decreased 25 percent to $55.7 million or $5.33 per diluted share compared with $74.1 million or $6.78 per diluted share in the prior fiscal year. The decrease in net earnings resulted from the impact of lower operating income in both segments and a higher effective income tax rate compared to the prior fiscal year, both of which were partially offset by higher other income compared to the prior year.

The primary drivers for the Company’s irrigation segment are the need for irrigated agricultural crop production, which is tied to population growth and the attendant need for expanded food production, and the need to use water resources more efficiently. These drivers are affected by a number of factors, including the following:

•
Agricultural commodity prices – As of August 2026, corn prices were approximately 32 percent higher and soybean prices were approximately 22 percent higher, when compared to price levels prevailing in August 2025. Agriculture commodity prices fluctuate based on supply factors, such as global production and inventory levels of commodities, and demand factors such as food and feed consumption, biofuel production, and the level of China's demand for agricultural imports.
•
Net farm income – As of September 2026, the U.S. Department of Agriculture (the “USDA”) forecast for U.S. 2026 net farm income was projected to be $158.4 billion, a decrease of 3 percent from the USDA’s final U.S. 2025 net farm income of $162.6 billion. This projected decrease is driven primarily by higher input costs and partially offset by an increase in government support payments.
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

•
Governmental policies – A number of government laws and regulations can impact the Company’s business, including:
o
In 2025, new tariffs were imposed in the U.S., including under the International Emergency Economic Powers Act (the "IEEPA"), on imports from Canada, Mexico, China and other countries on certain materials involved in the Company's production of goods. In response to these tariffs, the Company implemented a comprehensive action plan that included supplier negotiation, strategic inventory placement, and other supply chain initiatives to manage potential cost impacts. The impact of the tariffs has resulted in a marginal increase in the Company's cost of goods, a portion of which has been passed through to the market through an increase in the pricing of products. The potential impact of additional tariffs or retaliatory actions has been considered, and the Company plans to utilize its global footprint and supply chain to try to minimize the potential impact of these actions on its business and customers. On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the IEEPA. The Company has applied for refunds for IEEPA tariffs where it believes it is entitled to a refund claim. The Company has recorded a recovery of the tariff for claims where any refund is considered probable and reasonably estimable.
o
On December 8, 2025, the Trump administration announced $12 billion in one-time payments to farmers, primarily those who grow corn and soybeans, in the wake of the recent tariff impact. These payments were made starting in the first calendar quarter of 2026 and continued throughout 2026. While helpful to overall farm income, these payments are not expected to result in a meaningful increase in demand for irrigation equipment.
o
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. permanently extending many of the expiring provisions of the Tax Cuts and Jobs Act of 2017. Namely, the OBBBA also restores Section 168 bonus depreciation, which is intended to encourage equipment purchases by allowing 100 percent of the cost of the equipment to be treated as an income tax deduction in the year of purchase rather than being amortized over its useful life. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not have a significant impact on the Company's effective income tax rate in fiscal 2026.
o
The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018 and provides a degree of certainty to growers, including funding for the Environmental Quality Incentives Program, which provides financial assistance to farmers to implement conservation practices, and is frequently used to assist in the purchase of center pivot irrigation systems. The Farm Bill expired September 30, 2025, however, the OBBBA extends key commodity support programs under the Farm Bill and is projected to increase agricultural-focused spending by approximately $65.6 billion following the Farm Bill's expiration (fiscal 2025 through fiscal 2034). Of that total, $59.0 billion is directed toward core farm safety net enhancements. In addition, in November 2025, legislation was adopted that included a one-year extension of the remaining provisions of the Farm Bill that were not included in the OBBBA.
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

While the USDA's forecasted 2026 total net farm income is down slightly compared to 2025, an increase in forecasted cash receipts in 2026 is driven by higher government support payments and offset by increased costs. While the outlook for domestic commodity prices has improved in the weeks subsequent to the Company's fiscal year-end, elevated input costs continue to temper demand for irrigation equipment.

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

In the fourth quarter of fiscal 2024, the Company began shipment under a multi-year supply agreement to provide irrigation systems and remote management and scheduling technology for a large project in the MENA region. The project was valued at over $100 million in revenue, with equipment deliveries occurring throughout fiscal 2025 and completing in the first quarter of fiscal 2026. Additionally, in December 2025, the Company announced a new supply agreement to provide irrigation systems and remote management and scheduling technology for a new large project in the MENA region. The Company began recognizing revenue on this project, valued at more than $80 million in revenue, in the second quarter of fiscal 2026, with approximately $70 million of the total contract revenue being recognized in the current fiscal year.

The infrastructure business continues to be driven by the Company's transportation safety products, the demand for which largely depends on government spending for road construction and improvements. The enactment of the IIJA in November 2021 introduced $110 billion in incremental federal funding for roads, bridges, and other transportation projects, which the Company believes has supported demand for its transportation safety products as states utilize these funds in construction projects. The federal programs under IIJA are scheduled to run through December 2026.

As of August 31, 2026, the Company had an order backlog of $102.5 million compared with $110.7 million at August 31, 2025. Included in these backlogs are amounts of $17.6 million and $9.8 million, respectively, for orders not expected to be fulfilled within the subsequent twelve months. The decrease in backlog is primarily attributed to deliveries relating to the large irrigation project in the MENA region. The Company’s backlog can fluctuate from period to period due to the seasonality, cyclicality, timing, and execution of contracts. Backlog typically represents long-term projects as well as short lead-time orders; therefore, it is generally not a good indication of the revenues to be realized in succeeding quarters.

Results of Operations

The following “Fiscal 2026 Compared to Fiscal 2025” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the information in Note 17, Business Segments, to the consolidated financial statements. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed with the SEC on October 23, 2025, which is available free of charge on the SEC’s website at www.sec.gov and the Company’s website at www.lindsay.com under the tab “Investor Relations – Filings & Reports – SEC Filings.”

Fiscal 2026 Compared to Fiscal 2025

The following table provides highlights for fiscal 2026 compared with fiscal 2025:

	For the years ended		Percent
	August 31,		increase
($ in thousands)	2026	2025	(decrease)
Consolidated
Operating revenues	$635,863	$676,368	(6%)
Gross profit	$183,783	$210,780	(13%)
Gross margin	28.9%	31.2%
Operating expenses (1)	$116,858	$122,656	(5%)
Operating income	$66,925	$88,124	(24%)
Operating margin	10.5%	13.0%
Total other income	$8,390	$6,459	30%
Income tax expense	$19,662	$20,531	(4%)
Effective income tax rate	26.1%	21.7%
Net earnings	$55,653	$74,052	(25%)
Irrigation segment
Operating revenues	$541,450	$568,000	(5%)
Gross profit	$149,163	$165,874	(10%)
Gross margin	27.5%	29.2%
Operating expenses	$69,082	$68,911	0%
Operating income	$80,081	$96,963	(17%)
Operating margin	14.8%	17.1%
Infrastructure segment
Operating revenues	$94,413	$108,368	(13%)
Gross profit	$34,620	$44,906	(23%)
Gross margin	36.7%	41.4%
Operating expenses	$18,587	$18,568	0%
Operating income	$16,033	$26,338	(39%)
Operating margin	17.0%	24.3%

(1)
Includes corporate general and administrative expenses of $29.2 million and $35.2 million for fiscal 2026 and 2025, respectively.

Revenues

Operating revenues in fiscal 2026 were $635.9 million, a decrease of 6 percent or $40.5 million, compared to $676.4 million in fiscal 2025. Irrigation segment revenues of $541.5 million decreased $26.5 million, or 5 percent, compared to the prior fiscal year primarily due to lower project sales in the MENA region and lower sales volume in North America, Brazil and other parts of South America. Infrastructure revenues of $94.4 million decreased $14.0 million, or 13 percent, compared to the prior fiscal year. The irrigation segment provided 85 percent of Company revenue in fiscal 2026 as compared to 84 percent in fiscal 2025.

North America irrigation revenues in fiscal 2026 were $262.1 million, a decrease of 4 percent or $11.7 million, from $273.8 million in fiscal 2025. The decrease resulted primarily from lower unit sales volume and was partially offset by slightly higher average selling prices compared to the prior year. Although commodity prices showed signs of improvement subsequent to the Company's fiscal year, demand for irrigation equipment will likely remain tempered until the long-term outlook for commodity prices and farm income improves.

International irrigation revenues in fiscal 2026 were $279.3 million, a decrease of 5 percent or $14.8 million, from $294.2 million in fiscal 2025. The decrease resulted primarily from lower sales volumes in Brazil, which were partially offset by growth in other regions. In Brazil, limited available credit and elevated interest rates continue to limit farmers' ability to invest in capital equipment. These decreases were partially offset by the favorable effects of foreign currency translation of approximately $12.1 million compared to the prior fiscal year.

Infrastructure segment revenues in fiscal 2026 were $94.4 million, a decrease of $14.0 million, or 13 percent, from $108.4 million in fiscal 2025. The decrease was primarily driven by lower Road Zipper System project revenues, as the prior year included a $20 million project that did not repeat. This decrease was partially offset by higher sales of road safety products in the current year.

Gross Profit

Gross profit was $183.8 million for fiscal 2026, a decrease of $27.0 million, or 13 percent, compared to $210.8 million for fiscal 2025. The decrease in gross profit resulted primarily from lower revenues in both irrigation and infrastructure. Gross margin was 28.9 percent of sales for fiscal 2026 compared to 31.2 percent of sales for fiscal 2025. Lower irrigation gross margin resulted primarily from higher input costs and fixed cost deleverage on lower unit sales volumes. Infrastructure gross margin also decreased due to the $20 million project in fiscal 2025 that did not repeat in fiscal 2026, resulting in an unfavorable impact on gross margin.

Operating Expenses

The Company’s operating expenses of $116.9 million for fiscal 2026 decreased $5.8 million, or 5 percent, compared to fiscal 2025 operating expenses of $122.7 million. The decrease was driven primarily by lower incentive compensation expenses.

Other Income, net

Other income amounted to $8.4 million in fiscal 2026 compared to $6.5 million in fiscal 2025. The increase in other income resulted primarily from an overall increase of $4.0 million in net interest income, which was partially offset by foreign currency losses of $2.3 million compared to the prior year.

Income Taxes

The Company recorded income tax expense of $19.7 million and $20.5 million for fiscal 2026 and 2025, respectively. The effective tax rate was 26.1 percent and 21.7 percent for fiscal 2026 and 2025, respectively. The increase in the effective tax rate was driven by an unfavorable impact of withholding tax associated with cash repatriation and a less favorable jurisdictional earnings mix compared to the prior year.

Net Earnings

Net earnings for fiscal 2026 were $55.7 million, or $5.33 per diluted share, a decrease of 25 percent, compared to $74.1 million, or $6.78 per diluted share, for fiscal 2025.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $189.8 million at August 31, 2026 compared with cash and cash equivalents of $250.6 million at August 31, 2025. The decrease resulted from the $139.0 million of total cash used in financing and investing activities, namely share repurchases and capital expenditures, exceeding cash generated from operating activities. The Company requires cash for financing its receivables and inventories, paying operating expenses and capital expenditures, and for dividends and share repurchases. The Company meets its liquidity needs and finances its capital expenditures from its available cash and funds provided by operations along with borrowings under the credit arrangements that are described below. In the normal course of business, the Company enters into contracts and commitments which obligate the Company to make future payments. The Company does not have any additional off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Company believes its current cash resources, projected operating cash flow, and remaining capacity under its continuing bank lines of credit are sufficient to cover all of its expected working capital needs, planned capital expenditures and dividends. The Company may require additional borrowings to fund potential acquisitions in the future.

The Company’s total cash and cash equivalents held by foreign subsidiaries amounted to $124.2 million and $97.4 million as of August 31, 2026 and 2025, respectively. The Company does not consider its earnings in foreign subsidiaries to be permanently reinvested and accrues applicable taxes on its foreign subsidiaries' earnings. The Company does not expect the repatriation of these funds, and any applicable taxes, to have a significant impact on the Company’s overall liquidity.

Net working capital was $321.8 million at August 31, 2026 as compared with $389.2 million at August 31, 2025. Cash flows provided by operating activities totaled $74.9 million during the year ended August 31, 2026 compared to $132.9 million provided by operating activities during the prior fiscal year. The current year was unfavorably impacted by lower net earnings and negative changes in working capital compared to the prior year.

Cash flows used in investing activities totaled $42.8 million during the year ended August 31, 2026 compared to $48.6 million during the prior fiscal year. Purchases of property, plant, and equipment amounted to $40.2 million in the current fiscal year compared to $42.5 million in the prior fiscal year.

Cash flows used in financing activities totaled $96.2 million during the year ended August 31, 2026 compared to $26.9 million during the prior fiscal year. During the current fiscal year, the Company repurchased $80.7 million of common stock compared to $11.5 million in the prior fiscal year.

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

Capital Expenditures

Capital expenditures for fiscal 2027 are expected to amount to approximately $40 million, including equipment replacement, productivity improvements, new product development and commercial growth investments. The final cash flows related to the modernization and productivity improvements planned at certain manufacturing facilities are anticipated to occur in the first half of the Company's fiscal 2027. The Company’s management does maintain flexibility to modify the amount and timing of some of the planned expenditures in response to economic conditions.

Dividends

In fiscal 2026, the Company paid cash dividends of $1.49 per common share or $15.4 million to stockholders as compared to $1.45 per common share or $15.7 million to stockholders in fiscal 2025.

Share Repurchases

The Company’s Board of Directors previously authorized a share repurchase program of up to $250.0 million of common stock with no expiration date. Under the program, shares could be repurchased in privately negotiated and/or open market transactions as well as under formalized trading plans in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. In November 2025, the Company's Board of Directors authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common stock. The Company repurchased $80.7 million and $11.5 million of common shares during the year ended August 31, 2026 and 2025, respectively. The share repurchases completed in the first quarter of fiscal 2026 depleted the previous $250.0 million share repurchase authorization. The remaining amount available under the repurchase program was $100.0 million as of August 31, 2026.

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2026 and 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2026, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.03 percent at August 31, 2026), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2026) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above includes certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2026 and 2025, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency exchange rates. The Company uses these derivative instruments to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. The credit risk under these interest rate and foreign currency agreements is not considered to be significant. The Company attempts to manage market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with counterparties that have investment grade credit ratings. As of August 31, 2026, the Company’s derivative counterparties had an investment grade credit rating.

The Company has manufacturing operations in the United States, Brazil, France, Italy, China, Türkiye, and South Africa. The Company has sold products throughout the world and purchases certain of its components from third-party international suppliers. Export sales made from the United States are principally U.S. dollar denominated. At times, export sales may be denominated in a currency other than the U.S. dollar. A majority of the Company’s revenue generated from operations outside the United States is denominated in local currency. Accordingly, these sales are not typically subject to significant foreign currency transaction risk. The Company’s most significant transactional foreign currency exposures are the Euro, the Brazilian real, the South African rand, the Turkish lira, and the Chinese renminbi in relation to the U.S. dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect the Company’s results of operations. Based on the consolidated statement of earnings for the year ended August 31, 2026, the Company estimates the potential decrease in operating income from a ten percent adverse change in the underlying exchange rates, in U.S. dollar terms, would be approximately $2.4 million.

In order to reduce exposures related to changes in foreign currency exchange rates, the Company, at times, may enter into forward exchanges, option contracts, or cross currency swaps for transactions denominated in a currency other than the functional currency for certain of its operations. This activity primarily relates to economically hedging against foreign currency risk in purchasing inventory, sales of finished goods, intercompany transactions and future settlement of foreign denominated assets and liabilities. At August 31, 2026, the Company had an outstanding foreign currency forward contract to sell a notional amount of 91.1 million South African rand at fixed prices to settle during the next fiscal quarter.

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lindsay Corporation and subsidiaries (the Company) as of August 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 22, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over operating revenues

As discussed in Note 3 to the Company’s consolidated financial statements, revenue is recognized when the Company satisfies the performance obligation by transferring control over goods or services to a customer. The Company recorded $635.9 million of operating revenues for the year ended August 31, 2026.

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

Omaha, Nebraska
October 22, 2026

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended August 31,
($ and shares in thousands, except per share amounts)	2026	2025	2024
Operating revenues	$635,863	$676,368	$607,074
Cost of operating revenues	452,080	465,588	416,019
Gross profit	183,783	210,780	191,055

Operating expenses:
Selling expense	42,258	41,740	39,905
General and administrative expense	57,598	62,986	57,419
Engineering and research expense	17,002	17,930	17,123
Total operating expenses	116,858	122,656	114,447

Operating income	66,925	88,124	76,608

Other income (expense):
Interest income, net	9,890	5,885	1,955
Other (expense) income, net	(1,500)	574	487
Total other income (expense)	8,390	6,459	2,442

Earnings before income taxes	75,315	94,583	79,050

Income tax expense	19,662	20,531	12,793

Net earnings	$55,653	$74,052	$66,257

Earnings per share:
Basic	$5.35	$6.82	$6.04
Diluted	$5.33	$6.78	$6.01

Shares used in computing earnings per share:
Basic	10,397	10,859	10,976
Diluted	10,436	10,918	11,017

Cash dividends declared per share	$1.49	$1.45	$1.41

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended August 31,
($ in thousands)	2026	2025	2024
Net earnings	$55,653	$74,052	$66,257
Other comprehensive income (loss):
Defined benefit pension plan adjustment, net of tax	93	570	83
Foreign currency translation adjustment, net of hedging activities and tax	7,408	(4,115)	(9,149)
Unrealized gain on marketable securities, net of tax	—	14	75
Total other comprehensive income (loss), net of tax (expense) benefit of ($197), $3,066, and $277, respectively	7,501	(3,531)	(8,991)
Total comprehensive income	$63,154	$70,521	$57,266

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
($ and shares in thousands, except par values)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$189,836	$250,575
Receivables, net of allowance of $5,883 and $6,089, respectively	111,201	113,027
Inventories, net	135,229	136,859
Other current assets	35,331	32,303
Total current assets	471,597	532,764

Property, plant, and equipment, net	170,929	142,307
Intangible assets, net	22,300	23,331
Goodwill	84,446	84,459
Operating lease right-of-use assets	19,412	18,096
Deferred income tax assets	17,422	19,525
Equity method investment	8,370	8,763
Other noncurrent assets	20,626	11,591
Total assets	$815,102	$840,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,940	$48,670
Current portion of long-term debt	—	233
Other current liabilities	92,877	94,689
Total current liabilities	149,817	143,592

Pension benefits liabilities	3,163	3,418
Long-term debt	114,829	114,810
Operating lease liabilities	18,128	17,354
Deferred income tax liabilities	967	1,024
Other noncurrent liabilities	22,537	27,788
Total liabilities	309,441	307,986

Shareholders' equity:
Preferred stock of $1 par value - authorized 2,000 shares; no shares issued and outstanding	—	—
Common stock at $1 par value - authorized 25,000 shares; 19,200 and 19,167 shares issued at August 31, 2026 and 2025, respectively	19,200	19,167
Capital in excess of stated value	118,796	113,042
Retained earnings	785,658	745,397
Less treasury stock - at cost, 9,030 and 8,363 shares, respectively	(391,962)	(311,224)
Accumulated other comprehensive loss, net	(26,031)	(33,532)
Total shareholders' equity	505,661	532,850
Total liabilities and shareholders' equity	$815,102	$840,836

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ and shares in thousands, except per share amounts)

	Shares of common stock	Shares of treasury stock	Common stock	Capital in excess of stated value	Retained earnings	Treasury stock	Accumulated other comprehensive loss, net	Total shareholders’ equity
Balance at August 31, 2023	19,094	8,083	$19,094	$98,508	$636,297	$(277,238)	$(21,010)	$455,651
Comprehensive income:
Net earnings					66,257			66,257
Other comprehensive loss							(8,991)	(8,991)
Total comprehensive income								57,266
Cash dividends ($1.41) per share					(15,461)			(15,461)
Repurchase of common stock		194				(22,454)		(22,454)
Issuance of common shares under share compensation plans, net	30		30	(531)				(501)
Share-based compensation expense				6,392				6,392
Balance at August 31, 2024	19,124	8,277	$19,124	$104,369	$687,093	$(299,692)	$(30,001)	$480,893
Comprehensive income:
Net earnings					74,052			74,052
Other comprehensive loss							(3,531)	(3,531)
Total comprehensive income								70,521
Cash dividends ($1.45) per share					(15,748)			(15,748)
Repurchase of common stock		86				(11,532)		(11,532)
Issuance of common shares under share compensation plans, net	43		43	614				657
Share-based compensation expense				8,059				8,059
Balance at August 31, 2025	19,167	8,363	$19,167	$113,042	$745,397	$(311,224)	$(33,532)	$532,850
Comprehensive income:
Net earnings					55,653			55,653
Other comprehensive income							7,501	7,501
Total comprehensive income								63,154
Cash dividends ($1.49) per share					(15,392)			(15,392)
Repurchase of common stock		667				(80,738)		(80,738)
Issuance of common shares under share compensation plans, net	33		33	140				173
Share-based compensation expense				5,614				5,614
Balance at August 31, 2026	19,200	9,030	$19,200	$118,796	$785,658	$(391,962)	$(26,031)	$505,661

See accompanying notes to consolidated financial statements.

Lindsay Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended August 31,
($ in thousands)	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$55,653	$74,052	$66,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,061	20,896	21,200
Provision for uncollectible accounts receivable	261	1,725	694
Deferred income taxes	10,904	(1,433)	(3,895)
Share-based compensation expense	5,614	8,059	6,392
Unrealized foreign currency transaction gain	(770)	(718)	(971)
Other, net	1,168	(2,669)	450
Changes in assets and liabilities:
Receivables	1,739	3,448	23,478
Inventories	4,234	19,090	(765)
Other current assets	(3,389)	(784)	(9,543)
Accounts payable	(316)	11,115	(5,958)
Other current liabilities	(14,002)	(4,422)	(8,200)
Other noncurrent assets and liabilities	(9,237)	4,551	6,622
Net cash provided by operating activities	74,920	132,910	95,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,172)	(42,496)	(28,979)
Purchases of marketable securities available-for-sale	—	(14,676)	(18,831)
Proceeds from maturities of marketable securities available-for-sale	—	15,000	24,633
Purchase of equity method investment	—	(5,813)	—
Proceeds from settlement of net investment hedge	220	835	—
Payments for settlement of net investment hedge	(1,746)	(98)	—
Other investing activities, net	(1,119)	(1,326)	(2,764)
Net cash used in investing activities	(42,817)	(48,574)	(25,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common shares	(80,738)	(11,532)	(22,454)
Dividends paid	(15,392)	(15,748)	(15,461)
Proceeds from exercise of stock options	805	1,507	479
Common stock withheld for payroll tax obligations	(1,253)	(1,450)	(1,575)
Other financing activities, net	356	372	370
Net cash used in financing activities	(96,222)	(26,851)	(38,641)

Effect of exchange rate changes on cash and cash equivalents	3,380	2,211	(1,055)
Net change in cash and cash equivalents	(60,739)	59,696	30,124
Cash and cash equivalents, beginning of period	250,575	190,879	160,755
Cash and cash equivalents, end of period	$189,836	$250,575	$190,879

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	17,612	20,759	22,285
Interest (received) paid, net of capitalized interest	(726)	1,825	3,315
Non-cash investing and financing activities:
Accrual of unpaid property, plant and equipment	9,483	1,022	711
Accrual of unpaid share repurchase excise tax	708	114	184

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

Irrigation Segment

The Company’s irrigation segment includes the manufacture and marketing of center pivot, lateral move, and hose reel irrigation systems which are used principally in the agricultural industry to increase or stabilize crop production while conserving water, energy and labor. The irrigation segment also manufactures and markets repair and replacement parts for its irrigation systems and controls. The Company continues to strengthen irrigation product offerings through innovative technology such as Global Positioning System (“GPS”) positioning and guidance, variable rate irrigation, wireless irrigation management, machine-to-machine (“M2M”) communication technology solutions and mobile device applications. The Company’s domestic irrigation manufacturing facilities are located in Lindsay, Nebraska and Olathe, Kansas. Internationally, the Company has production operations in Brazil, France, China, Türkiye, and South Africa as well as distribution and sales operations in the Netherlands, Egypt, Australia and New Zealand. The Company also exports equipment from the U.S. to other international markets.

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

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its valuation method for stock option awards. Under the Black-Scholes model, the fair value of stock option awards on the date of grant is estimated using an option-pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Restricted stock, restricted stock units, and the performance-based portion of performance stock units issued under the 2025 Long-Term Incentive Plan will have a grant-date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The portion of performance stock units based on market-based metrics will have a grant-date fair value calculated through a Monte Carlo simulation model using a number of inputs. The inputs to the Company’s Monte Carlo valuation model are summarized in Note 18 – Share-Based Compensation.

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

The Company’s allowance for all expected credit losses related to outstanding receivables amounted to $5.9 million and $6.1 million at August 31, 2026 and 2025, respectively. The Company’s evaluation of the adequacy of the allowance for credit losses is based on facts and circumstances available to the Company at the date the consolidated financial statements are issued and considers any significant changes in circumstances occurring through the date that the financial statements are issued.

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

Property, Plant, and Equipment

Property, plant, equipment, and capitalized assets held for lease are stated at cost. The Company capitalizes major expenditures and charges to operating expenses the cost of current maintenance and repairs. Provisions for depreciation and amortization have been computed principally on the straight-line method for property, plant, and equipment. Rates used for depreciation are based principally on the following expected lives: buildings – 15 to 40 years; equipment – 3 to 7 years; computer hardware and software – 3 to 5 years; leased barrier transfer machines – 8 to 10 years; leased barriers – 12 years; other – 2 to 20 years and leasehold improvements – shorter of the economic life or term of the lease. The Company’s internally developed software is included in computer hardware and software. All of the Company’s long‑lived asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset group, an impairment loss is recognized based upon the difference between the fair value of the asset and its carrying value. No impairments were recorded during the fiscal years ended August 31, 2026, 2025, and 2024. The cost and accumulated depreciation relating to assets retired or otherwise disposed of are eliminated from the respective accounts at the time of disposition. The resulting gain or loss is included in operating income in the consolidated statements of earnings.

Valuation of Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Acquired intangible assets are recognized separately from goodwill. Goodwill and other intangible assets are tested for impairment at least annually and whenever triggering events or changes in circumstances indicate their carrying value may not be recoverable. Assessment of the potential impairment of goodwill and identifiable intangible assets is an integral part of the Company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the Company’s businesses operate and key economic and business assumptions related to projected selling prices, market growth, inflation rates and operating expense ratios, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

In fiscal 2026, in conjunction with the Company’s annual review for impairment, the Company performed a qualitative analysis of goodwill for each of the Company’s reporting units, which are the same as its operating segments, and did not identify any potential impairment. The estimated fair value of all reporting units is substantially in excess of their carrying value. Also in fiscal 2026, the Company performed a qualitative analysis of other intangible assets and concluded there were no indicators of impairment.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of August 31, 2026, the Company’s derivative counterparties had investment grade credit ratings.

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

Note 2 – New Accounting Pronouncements

Recent Accounting Guidance Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate as well as increased disclosures regarding income taxes paid by jurisdiction. The Company has adopted this guidance prospectively for the fiscal year ending August 31, 2026. See Note 6 – Income Taxes for the required disclosures related to this update.

Recent Accounting Guidance Not Yet Adopted

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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs. The Company will adopt this ASU prospectively as part of its fiscal 2029 Annual Report on Form 10-K. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements and related disclosures.

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

For contracts with a length longer than twelve months, the unsatisfied performance obligations were $10.9 million and $10.7 million at August 31, 2026 and 2025, respectively. Much of the balance of unsatisfied performance obligations at August 31, 2026 is expected to be satisfied within the next twelve months.

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

A breakout by segment of revenue recognized over time versus point in time for twelve months ended August 31, 2026, 2025 and 2024, is as follows:

	Year ended August 31, 2026
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$505,553	$71,021	$576,574
Over time	35,897	7,319	43,216
Revenue from the contracts with customers	541,450	78,340	619,790

Lease revenue	—	16,073	16,073
Total operating revenues	$541,450	$94,413	$635,863

	Year ended August 31, 2025
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$534,492	$84,373	$618,865
Over time	33,508	6,701	40,209
Revenue from the contracts with customers	568,000	91,074	659,074

Lease revenue	—	17,294	17,294
Total operating revenues	$568,000	$108,368	$676,368

	Year ended August 31, 2024
($ in thousands)	Irrigation	Infrastructure	Total
Point in time	$485,790	$64,821	$550,611
Over time	28,106	5,539	33,645
Revenue from the contracts with customers	513,896	70,360	584,256

Lease revenue	—	22,818	22,818
Total operating revenues	$513,896	$93,178	$607,074

Further disaggregation of revenue is disclosed in Note 17 – Business Segments.

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

At August 31, 2026 and 2025, contract assets amounted to $2.5 million and $1.1 million, respectively. These amounts are included within other current assets on the consolidated balance sheet.

At August 31, 2026, and 2025, contract liabilities amounted to $20.6 million and $14.2 million, respectively. Contract liabilities are included within other current liabilities and noncurrent liabilities on the consolidated balance sheet. During the year ended August 31, 2026, the Company recognized $12.2 million of revenue that was included in the liability as of August 31, 2025. The revenue recognized was due to performance obligations being completed during the year. Amounts included here exclude deferred lease revenues that are included within other current liabilities.

Note 4 – Net Earnings Per Share

The following table shows the computation of basic and diluted net earnings per share for fiscal 2026, 2025, and 2024:

	For the years ended August 31,
($ and shares in thousands, except per share amounts)	2026	2025	2024
Numerator:
Net earnings	$55,653	$74,052	$66,257
Denominator:
Weighted average shares outstanding	10,397	10,859	10,976
Diluted effect of stock equivalents	39	59	41
Weighted average shares outstanding assuming dilution	10,436	10,918	11,017

Basic net earnings per share	$5.35	$6.82	$6.04
Diluted net earnings per share	$5.33	$6.78	$6.01

Certain stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive. Performance stock units are excluded from the calculation of dilutive potential common shares until the threshold performance conditions have been satisfied. The number of securities excluded from the computation of earnings per share because their effect would have been anti-dilutive was not significant for fiscal 2026, 2025, and 2024.

Note 5 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is included in the accompanying consolidated balance sheets in the shareholders’ equity section, and consists of the following components:

	August 31,
($ in thousands)	2026	2025
Accumulated other comprehensive loss:
Defined benefit pension plan, net of tax benefit of $385 and $414	$(1,225)	(1,318)
Foreign currency translation, net of hedging activities, net of tax expense of $465 and $296	(24,806)	(32,214)
Total accumulated other comprehensive loss	$(26,031)	(33,532)

Note 6 – Income Taxes

For financial reporting purposes, earnings before income taxes include the following components:

	For the years ended August 31,
($ in thousands)	2026	2025	2024
United States	$53,594	$67,551	$40,497
Foreign	21,721	27,032	38,553
Earnings before income taxes	$75,315	$94,583	$79,050

Significant components of the income tax provision are as follows:

	For the years ended August 31,
($ in thousands)	2026	2025	2024
Current:
Federal	$(1,821)	$8,897	$9,743
State	1,117	2,338	2,331
Foreign	9,462	10,729	4,614
Total current	8,758	21,964	16,688
Deferred:
Federal	8,673	(1,970)	(2,310)
State	418	(276)	(370)
Foreign	1,813	813	(1,215)
Total deferred	10,904	(1,433)	(3,895)
Total income tax provision	$19,662	$20,531	$12,793

Total income taxes paid (net of refunds) by jurisdiction for the fiscal year ended August 31, 2026 are as follows:

($ in thousands)	For the year ended August 31, 2026
U.S. federal (a)	$8,912
Aggregated state and local	1,315
Foreign:
Australia	910
Brazil	1,406
China	1,197
France	1,788
Italy	2,027
Other	57
Total foreign	7,385
Total net income taxes paid	$17,612

(a) Includes amounts paid to purchase transferable tax credits of $7.5 million during the fiscal year ended August 31, 2026.

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. For the fiscal year ended August 31, 2026, the reasons for these differences are as follows:

	For the year ended August 31, 2026
($ in thousands)	Amount	%
U.S. statutory rate	$15,816	21.0
State and local income tax, net of federal (national) income tax effect (a)	1,300	1.7
Foreign tax effects
Brazil
Interest on net equity deduction	(1,754)	(2.3)
Foreign jurisdictional tax rate differences	1,313	1.7
Dividend withholding tax	908	1.2
Other	99	0.1
China
Dividend withholding tax	988	1.3
Other	203	0.3
Türkiye
Free trade zone exception	(3,109)	(4.0)
Dividend withholding tax	2,201	2.9
Other	794	1.1
Other foreign jurisdictions	862	1.1
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	713	0.9
Tax credits
Clean energy credits	(961)	(1.3)
Other	(751)	(1.0)
Changes in valuation allowances	—	—
Nontaxable or nondeductible items	514	0.7
Changes in unrecognized tax benefits	—	—
Other	526	0.7
Effective tax rate	$19,662	26.1

(a) State taxes in Nebraska, Kansas, Idaho, and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

Total income tax provision resulted in effective tax rates differing from that of the statutory United States federal income tax rates. For the fiscal years ended August 31, 2025 and August 31, 2024, the reasons for these differences are as follows:

	For the years ended August 31,
	2025		2024
($ in thousands)	Amount	%	Amount	%
U.S. statutory rate	$19,863	21.0	$16,601	21.0
State and local taxes, net of federal tax benefit	1,571	1.7	1,471	1.9
Foreign tax rate differences	(332)	(0.4)	1,658	2.1
NOLs	(242)	(0.3)	(1,349)	(1.7)
Federal credits	(1,691)	(1.8)	(1,256)	(1.6)
Uncertain tax benefits	(385)	(0.4)	(221)	(0.3)
International credits	—	—	(4,386)	(5.5)
Other	1,747	1.9	275	0.3
Effective rate	$20,531	21.7	$12,793	16.2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	August 31,
($ in thousands)	2026	2025
Deferred tax assets:
Accrued expenses	$8,357	$10,430
Warranty	3,368	3,379
Defined benefit pension plan	922	988
Inventory	2,767	2,583
Share-based compensation	2,329	2,285
Vacation	1,650	1,473
Net operating loss and capital loss carry forwards	1,204	354
Deferred revenue	1,359	1,583
Allowance for doubtful accounts	1,689	1,721
Lease liabilities	4,116	3,679
Capitalized research and development expenditures	4,127	5,528
Net investment hedges	2,909	3,436
Clean energy credits	3,349	—
Other	1,155	1,838
Gross deferred tax assets	39,301	39,277
Valuation allowance	(529)	(534)
Net deferred tax assets	$38,772	$38,743

Deferred tax liabilities:
Intangible assets	$(4,863)	$(4,767)
Property, plant, and equipment	(13,000)	(12,163)
Lease assets	(3,398)	(2,912)
Accrued withholding tax	(1,056)	(400)
Total deferred tax liabilities	$(22,317)	$(20,242)

Net deferred tax assets	$16,455	$18,501

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of August 31, 2026 and 2025, the Company had a valuation allowance of $0.5 million related to deferred tax assets in a jurisdiction where the Company does not expect to realize the deferred benefit.

The Company intends to reinvest earnings of its foreign subsidiaries to maintain sufficient working capital and other investment needs. Additional earnings are not considered permanently reinvested, and the Company will record a deferred tax liability associated with any withholding taxes when these earnings are generated. The deferred tax liability associated with such withholding taxes was $1.1 million of August 31, 2026. The Company continues to evaluate its global cash requirements and may adjust its reinvestment assertions in future periods based on changes in business strategy, cash requirements, or tax law.

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The amount of unrecognized tax benefits at August 31, 2026 and 2025 did not have a material impact on the Company's consolidated financial statements. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months as a result of the expiration of statutes of limitations, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to income tax examination by US federal and most state tax authorities for tax years prior to fiscal 2022. Other major jurisdictions where we conduct business generally have statutes of limitations ranging from three to six years.

Note 7 - Inventories

	August 31,
($ in thousands)	2026	2025
Raw materials and supplies	$75,067	$70,510
Work in process	8,358	7,186
Finished goods and purchased parts	73,193	78,631
Total inventory value before LIFO adjustment	156,618	156,327
Less adjustment to LIFO value	(21,389)	(19,468)
Inventories, net	$135,229	$136,859

Of the $135.2 million and $136.9 million of inventories at August 31, 2026, and 2025, respectively, $37.5 million and $35.0 million, respectively was valued on the last-in, first-out ("LIFO") basis, and $97.7 million and $101.9 million, respectively, was valued on first-in, first-out ("FIFO") or average cost methods.

Note 8 – Property, Plant, and Equipment

	August 31,
($ in thousands)	2026	2025
Operating property, plant, and equipment:
Land	$9,958	$7,385
Buildings	70,274	61,139
Machinery and equipment	132,773	115,112
Furniture and fixtures	9,731	9,741
Computer hardware and software	27,005	27,139
Construction in progress	56,582	46,535
Total operating property, plant, and equipment	306,323	267,051
Accumulated depreciation	(154,748)	(142,538)
Total operating property, plant, and equipment, net	151,575	124,513
Property held for lease:
Machines	16,863	15,787
Barriers	32,226	32,222
Total property held for lease	49,089	48,009
Accumulated depreciation	(29,735)	(30,215)
Total property held for lease, net	19,354	17,794
Property, plant, and equipment, net	$170,929	$142,307

Depreciation expense was $16.7 million, $14.6 million, and $14.8 million for fiscal 2026, 2025, and 2024, respectively.

Note 9 – Goodwill and Other Intangible Assets

The carrying amount of goodwill by reportable segment for the year ended August 31, 2026 and August 31, 2025 is as follows:

($ in thousands)	Irrigation	Infrastructure	Total
Balance as of August 31, 2024	68,352	15,842	84,194
Foreign currency translation	24	241	265
Balance as of August 31, 2025	68,376	16,083	84,459
Foreign currency translation	13	(26)	(13)
Balance as of August 31, 2026	$68,389	$16,057	$84,446

The components of the Company’s identifiable intangible assets and their weighted average remaining life at August 31, 2026 and 2025 are included in the table below.

	August 31,
	2026			2025
	Weighted	Gross		Weighted	Gross
	average	carrying	Accumulated	average	carrying	Accumulated
($ in thousands)	years	amount	amortization	years	amount	amortization
Definite lived intangible assets:
Patents and developed technology	2.2	$30,305	$(27,485)	2.5	$29,641	$(26,545)
Customer relationships	6.1	26,054	(18,566)	6.6	26,056	(17,818)
Indefinite lived intangible assets:
Tradenames	N/A	11,992	—	N/A	11,997	—
Total	5.1	$68,351	$(46,051)	5.5	$67,694	$(44,363)

Amortization expense for amortizable intangible assets was $1.7 million, $2.2 million, and $2.9 million for fiscal 2026, 2025, and 2024, respectively.

Future estimated amortization of intangible assets for the next five years is as follows:

Fiscal years	$ in thousands
2027	1,717
2028	1,676
2029	1,272
2030	902
2031	651
Thereafter	4,090
$10,308

The Company updated its impairment evaluation of goodwill and intangible assets with indefinite lives at August 31, 2026. No impairment losses were indicated as a result of the annual impairment testing for fiscal 2026, 2025 and 2024.

Note 10 – Other Current Liabilities

	August 31,
($ in thousands)	2026	2025
Other current liabilities:
Compensation and benefits	$23,383	$28,799
Contract liabilities	17,278	13,474
Warranties	14,594	14,158
Dealer related liabilities	7,693	9,919
Derivative liabilities	7,609	—
Tax related liabilities	7,253	7,617
Operating lease liabilities	4,333	4,113
Deferred revenue - lease	1,355	4,465
Accrued insurance	722	975
Accrued environmental liabilities	508	509
Other	8,149	10,660
Total other current liabilities	$92,877	$94,689

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

Revolving Credit Facility. The Company has outstanding a $50.0 million unsecured Amended and Restated Revolving Credit Facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) expiring August 26, 2030. The Company intends to use borrowings under the Revolving Credit Facility for working capital purposes and to fund future acquisitions. At August 31, 2026 and 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. The amount of borrowings available at any time under the Revolving Credit Facility is reduced by the amount of standby letters of credit issued by Wells Fargo then outstanding. At August 31, 2026, the Company had the ability to borrow up to $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility may be increased by up to an additional $50.0 million at any time, subject to additional commitment approval. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus a margin of between 100 and 210 basis points depending on the Company’s leverage ratio then in effect (which resulted in a variable rate of 5.03 percent at August 31, 2026), subject to adjustment as set forth in the loan documents for the Revolving Credit Facility. Interest is paid on a monthly to quarterly basis depending on loan type. The Company currently pays an annual commitment fee on the unused portion of the Revolving Credit Facility. The fee is between 0.125 percent and 0.2 percent (0.125 percent at August 31, 2026) on the unused balance depending on the Company’s leverage ratio then in effect.

Borrowings under the Revolving Credit Facility have equal priority with borrowings under the Company’s Senior Notes. Each of the credit arrangements described above includes certain covenants relating primarily to the Company’s financial condition. These financial covenants include a funded debt to EBITDA leverage ratio and an interest coverage ratio. In the event that the loan documents for the Revolving Credit Facility were to require the Company to comply with any financial covenant that is not already included or is more restrictive than what is already included in the arrangement governing the Senior Notes, then such covenant shall be deemed incorporated by reference into the Senior Notes for the benefit of the holders of the Senior Notes. Upon the occurrence of any event of default of these covenants, including a change in control of the Company, all amounts outstanding thereunder may be declared to be immediately due and payable. At August 31, 2026 and 2025, the Company was in compliance with all financial loan covenants contained in its credit arrangements in place as of each of those dates.

Long-term debt consists of the following:

	August 31,
($ in thousands)	2026	2025
Series A Senior Notes	$115,000	$115,000
Elecsys Series 2006A Bonds	—	263
Total debt	115,000	115,263
Less current portion	—	(233)
Less debt issuance costs	(171)	(220)
Total long-term debt	$114,829	$114,810

Note 12 – Leases

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

Short-term operating leases, which have an initial expected term of twelve months or less, are not recorded on the consolidated balance sheet. Such fixed lease payments are recognized within the consolidated statement of earnings on a straight-line basis over the lease term. Any variable payments associated with short-term operating leases are recognized within the consolidated statement of earnings as they are incurred. The Company did not recognize any expense for such leases during the twelve months ended August 31, 2026 and 2025.

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

Lease cost and other information related to the Company’s operating leases are as follows:

	August 31,
($ in thousands)	2026	2025
Operating lease cost (cost resulting from lease payments)	$5,135	$4,820
Variable lease cost (cost excluded from lease payments)	565	574
Total lease cost	$5,700	$5,394

Operating cash outflows from operating leases	$5,322	$4,921
Weighted average lease term - operating leases	6.3 years	6.9 years
Weighted average discount rate - operating leases	4.2%	4.0%

Supplemental balance sheet information related to operating leases is as follows:

		August 31,
($ in thousands)	Classification	2026	2025
Operating lease ROU assets	Operating lease right-of-use assets	$19,412	$18,096

Operating lease short-term liabilities	Other current liabilities	4,333	4,113
Operating lease long-term liabilities	Operating lease liabilities	18,128	17,354
Total lease liabilities		$22,461	$21,467

The minimum lease payments under operating leases expiring subsequent to August 31, 2026 are as follows:

Fiscal year ending	$ in thousands
2027	$5,137
2028	4,161
2029	3,600
2030	3,332
2031	3,091
Thereafter	6,291
Total lease payments	25,612
Less: interest	3,151
Present value of lease liabilities	$22,461

Note 13 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value, based upon the level within the fair value hierarchy in which the fair value measurements fall, as of August 31, 2026 and 2025, respectively:

	August 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$189,836	$—	$—	$189,836
Derivative liabilities	—	(12,106)	—	(12,106)
	August 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,575	$—	$—	$250,575
Derivative liabilities	—	(14,622)	—	(14,622)

The carrying value of long-term debt (including current portion) was $115.0 million and $115.3 million at August 31, 2026 and 2025, respectively. The fair value of this debt was estimated to be $105.5 million and $106.4 million as of August 31, 2026 and 2025, respectively, based on current market rates as of the respective year-ends.

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

The Company has entered into various cross currency swaps that mature between the first quarter of fiscal 2027 and the fourth quarter of fiscal 2029 with a total notional amount of $195.7 million, or €179.7 million. The Company elected the spot method for designating these swaps as net investment hedges. Changes in the fair value of these contracts are reported in accumulated other comprehensive loss on the consolidated balance sheets and the fair value of these contracts is recorded within other noncurrent assets and other noncurrent liabilities on the consolidated balance sheets. The fair value of these contracts as of August 31, 2026, is included in the table above as derivative liabilities. Translation gains and losses are recorded within other comprehensive income related to the Company's net investment hedges. Translation gains (losses) were $0.5 million, ($10.6) million, and ($1.1) million for the years ended August 31, 2026, 2025, and 2024, respectively.

During fiscal 2026, the Company settled foreign currency forward contracts resulting in a net loss of $0.7 million which were recorded in the consolidated statements of earnings. At August 31, 2026 the Company had an outstanding foreign currency forward contract to sell a notional amount of 91.1 million South African rand at fixed prices to settle during the next fiscal quarter. The Company’s foreign currency forward contracts do not qualify as hedges of a net investment in foreign operations.

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

Infrastructure Products Litigation

The Company is currently defending a single product liability lawsuit arising out of vehicle collisions with highway barriers incorporating the Company’s X-Lite® end terminal. Despite the September 2018 reversal of a sizable judgment against a competitor and the October 2023 dismissal of the FCA Lawsuit (as defined below), the Company expects that the significant attention brought to the infrastructure products industry by the original judgment may lead to additional lawsuits being filed against the Company and others in the industry.

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

Environmental Remediation

In previous years, the Company committed to a plan to remediate environmental contamination of the groundwater at and adjacent to its Lindsay, Nebraska facility (the “site”). The current estimated aggregate accrued cost of $10.6 million is based on consideration of remediation options which the Company believes could be successful in meeting the long-term regulatory requirements of the site. The Company submitted a revised remedial alternatives evaluation report to the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environment and Energy (the “NDEE”) in August 2020 to review remediation alternatives and proposed plans for the site. While the proposed remediation plan is preliminary and has not been approved by the EPA or the NDEE, they approved an in situ thermal remediation pilot study that was conducted by the Company at a specific location on the site. The Company completed the pilot program in the fourth quarter of fiscal 2023. A final report was submitted to the EPA and NDEE for review in November 2023. The Company continues to work with the EPA and the NDEE on finalizing the proposed remediation plans for the site. Of the total liability as of August 31, 2026 and 2025, $8.0 million was calculated on a discounted basis using a discount rate of 1.2 percent, which represents a risk-free rate. This discounted portion of the liability amounts to $9.1 million on an undiscounted basis at August 31, 2026 and 2025.

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

The following table summarizes the environmental remediation liability classifications included in the consolidated balance sheets as of August 31, 2026 and 2025:

($ in thousands)	August 31,
Balance sheet location	2026	2025
Other current liabilities	$508	$509
Other noncurrent liabilities	10,123	10,123
Total environmental remediation liabilities	$10,631	$10,632

Note 15 – Retirement Plans

The Company has defined contribution profit‑sharing plans covering substantially all of its full-time U.S. employees. Participants may voluntarily contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plans provide for a matching contribution by the Company. The Company’s total contributions charged to expense under the plans were $1.4 million, $1.3 million, and $1.4 million for the years ended August 31, 2026, 2025, and 2024, respectively.

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

As of August 31, 2026 and 2025, the funded status of the supplemental retirement plan was recorded in the consolidated balance sheets. The Company utilizes an August 31 measurement date for plan obligations related to the supplemental retirement plan. As this is an unfunded retirement plan, the funded status is equal to the benefit obligation.

The funded status of the plan and the net amount recognized in the accompanying balance sheets as of August 31 is as follows:

	August 31,
($ in thousands)	2026	2025
Change in benefit obligation:
Benefit obligation at beginning of year	$3,892	$4,697
Interest cost	198	226
Actuarial loss (gain)	11	(557)
Benefits paid	(469)	(474)
Benefit obligation at end of year	$3,632	$3,892

Amounts recorded in the consolidated balance sheets for the pension benefit obligation consist of:

	August 31,
($ in thousands)	2026	2025
Other current liabilities	$469	$474
Other non-current liabilities	3,163	3,418
Net amount recognized	$3,632	$3,892

The before-tax amounts recognized in accumulated other comprehensive loss consists of:

	August 31,
($ in thousands)	2026	2025
Net actuarial loss	$(1,610)	$(1,732)

For the years ended August 31, 2026 and 2025, the Company assumed a discount rate of 5.9 percent and 5.4 percent, respectively, for the determination of the liability. The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. The discount rate is based on a hypothetical portfolio of long-term corporate bonds with cash flows approximating the timing of expected benefit payments.

For the years ended August 31, 2026, 2025, and 2024, the Company assumed a discount rate of 5.4 percent, 5.1 percent, and 5.0 percent, respectively, for the determination of the net periodic benefit cost. The components of the net periodic benefit cost for the supplemental retirement plan recorded within other income (expense) on the consolidated statement of earnings are as follows:

	For the years ended August 31,
($ in thousands)	2026	2025	2024
Interest cost	$198	$226	$232
Net amortization and deferral	133	193	191
Total	$331	$419	$423

The estimated actuarial loss for the supplemental retirement plan that will be amortized, on a pre-tax basis, from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2027 will be $0.1 million.

The Company’s future annual contributions to the supplemental retirement plan will be equal to expected net benefit payments since the plan is unfunded. The following net benefit payments are expected to be paid:

Fiscal years	$ in thousands
2027	$451
2028	437
2029	421
2030	403
2031	384
Thereafter	1,536
$3,632

Note 16 – Warranties

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

The following tables provide the changes in the Company’s product warranties:

	For the years ended August 31,
($ in thousands)	2026	2025
Product warranty accrual balance, beginning of period	$14,158	$14,180
Liabilities accrued for warranties during the period	6,450	9,730
Warranty claims paid during the period	(6,014)	(9,752)
Changes in estimates	—	—
Product warranty accrual balance, end of period	$14,594	$14,158

Warranty costs were $6.5 million, $9.7 million, and $8.0 million for fiscal 2026, 2025, and 2024, respectively.

Note 17 – Business Segments

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

In fiscal years 2026 and 2025, one customer within the Company's irrigation segment accounted for 12% and 13%, respectively, of consolidated revenues relating to a large irrigation project in the MENA region. In fiscal year 2024, no individual customer accounted for more than 10% of consolidated revenues.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	August 31, 2026
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$541,450	(1)	$94,413	$635,863
Cost of operating revenues	392,287		59,793	452,080
Gross profit	149,163		34,620	183,783
Operating expenses	69,082		18,587	87,669
Segment operating income	$80,081		$16,033	$96,114
Unallocated corporate expenses				29,189
Operating income				$66,925
(1) includes domestic revenues of $262,104 and international revenues of $279,346

	August 31, 2025
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$568,000	(1)	$108,368	$676,368
Cost of operating revenues	402,126		63,462	465,588
Gross profit	165,874		44,906	210,780
Operating expenses	68,911		18,568	87,479
Segment operating income	$96,963		$26,338	$123,301
Unallocated corporate expenses				35,177
Operating income				$88,124
(1) includes domestic revenues of $273,839 and international revenues of $294,161

	August 31, 2024
($ in thousands)	Irrigation		Infrastructure	Consolidated
Operating revenues	$513,896	(1)	$93,178	$607,074
Cost of operating revenues	358,390		57,629	416,019
Gross profit	155,506		35,549	191,055
Operating expenses	67,959		16,554	84,513
Segment operating income	$87,547		$18,995	$106,542
Unallocated corporate expenses				29,934
Operating income				$76,608
(1) includes domestic revenues of $302,148 and international revenues of $211,748

Summarized financial information concerning the Company’s capital expenditures and depreciation and amortization is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2026	2025	2024
Total capital expenditures:
Irrigation	$33,902	$38,026	$24,720
Infrastructure	5,509	4,147	4,207
Corporate	761	323	52
	$40,172	$42,496	$28,979
Depreciation and amortization:
Irrigation	$16,026	$14,198	$14,480
Infrastructure	4,682	4,417	4,396
Corporate	2,353	2,281	2,324
	$23,061	$20,896	$21,200

Summarized financial information concerning the Company’s geographical areas is shown in the following tables.

	For the years ended August 31,
($ in thousands)	2026		2025		2024
	Revenues	% of total	Revenues	% of total	Revenues	% of total
United States	$325,035	51	$350,229	52	$338,429	56
International	310,828	49	326,139	48	268,645	44
Total revenues	$635,863	100	$676,368	100	$607,074	100

	For the years ended August 31,
($ in thousands)	2026		2025		2024
	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total	Long-lived tangible assets	% of total
United States	$142,719	83	$116,771	82	$89,175	79
International	28,210	17	25,536	18	23,640	21
Total long-lived assets	$170,929	100	$142,307	100	$112,815	100

Total assets by reportable segment are not disclosed because such information is not used by the Company to allocate resources or evaluate performance.

Note 18 – Share-Based Compensation

Share-Based Compensation Program

Share-based compensation is designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share grants are based on competitive practices, operating results of the Company, and individual performance. As of August 31, 2026, the Company’s share-based compensation plan was the 2025 Long-Term Incentive Plan (the “2025 Plan”). The 2025 Plan was approved by the shareholders of the Company, and became effective on January 8, 2025, and replaced the Company’s 2015 Long-Term Incentive Plan. As of August 31, 2026, all outstanding awards were granted under the 2025 Plan and the 2015 Plan.

The 2025 Plan provides for awards of stock options, restricted shares, restricted stock units, stock appreciation rights, performance shares and performance stock units to employees and non-employee directors of the Company. The maximum number of shares as to which stock awards may be granted under the 2025 Plan is 533,491 shares, exclusive of any forfeitures from the 2015 Long-Term Incentive Plan. At August 31, 2026, 439,557 shares of common stock (including forfeitures from prior plans) remained available for issuance under the 2025 Plan. Grants of restricted stock units and stock options will be counted against the 2025 Plan in a 1 to 1 ratio, and grants of performance stock units will be counted in a 2 to 1 ratio. The 2025 Plan also limits the total awards that may be made to any individual.

Share-Based Compensation Information

The following table summarizes share-based compensation expense for fiscal 2026, 2025, and 2024:

	For the years ended August 31,
($ in thousands)	2026	2025	2024
Share-based compensation expense included in cost of operating revenues	$180	$169	$183

Engineering and research	159	214	190
Selling	402	613	650
General and administrative	5,085	7,240	5,473
Share-based compensation expense included in operating expenses	5,646	8,067	6,313
Total share-based compensation expense	5,826	8,236	6,496
Tax benefit	(882)	(1,699)	(1,527)
Share-based compensation expense, net of tax	$4,944	$6,537	$4,969

As of August 31, 2026, there was $6.9 million pre-tax of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options – Stock option awards have an exercise price equal to the closing price on the date of grant, expire no later than ten years from the date of grant and vest evenly over a three year period. The fair value of stock option awards is estimated using the Black-Scholes option pricing model. The table below shows the annual weighted average assumptions used for valuation purposes.

	Grant year
	Fiscal 2026	Fiscal 2025	Fiscal 2024
Risk-free interest rate	3.6%	4.1%	4.8%
Dividend yield	1.3%	1.2%	1.2%
Expected life (years)	5	5	5
Volatility	32.7%	36.8%	37.8%
Weighted average grant-date fair value of options granted	$35.07	$42.19	$44.22

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

The following table summarizes stock option activity for fiscal 2026:

	Number of stock options	Average exercise price	Average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Stock options outstanding at August 31, 2025	167,172	$122.04	6.8	$3,113
Granted	51,883	114.22
Exercised	(7,324)	109.97		116
Forfeited/cancelled	(17,438)	123.25		15
Stock options outstanding at August 31, 2026	194,293	$120.30	6.5	$771
Stock options exercisable at August 31, 2026	117,178	$122.23	5.1	$749

There were 28,387, 23,781, and 19,995 outstanding stock options that vested during fiscal 2026, 2025, and 2024, respectively. Additional information regarding stock option exercises is summarized in the table below.

	For the years ended August 31,
($ in thousands, except fair value amounts)	2026	2025	2024
Intrinsic value of stock options exercised	$116	$958	$217
Cash received from stock option exercises	$805	$1,507	$479
Tax benefit realized from stock option exercises	$27	$225	$18
Weighted average grant-date fair value of stock options vested	$33.94	$28.05	$27.14

Restricted stock units – The restricted stock units have a grant date fair value equal to the fair market value of the underlying stock on the grant date less present value of expected dividends. The restricted stock units granted to employees vest ratably over a three-year period. The restricted stock units granted to non-employee directors generally vest over a nine-month period.

The following table summarizes restricted stock unit activity for fiscal 2026:

	Number of restricted stock units	Weighted average grant- date fair value
Restricted stock units outstanding at August 31, 2025	66,438	$123.63
Granted	41,478	113.22
Vested	(26,812)	125.40
Forfeited / Cancelled	(12,412)	112.80
Restricted stock units outstanding at August 31, 2026	68,692	$118.46

Restricted stock units are generally settled with the issuance of shares with the exception of certain restricted stock units awarded to internationally-based employees that are settled in cash. At August 31, 2026, 2025, and 2024, outstanding restricted stock units included 5,094, 5,793, and 4,742 units, respectively, that will be settled in cash. The fair value of restricted stock units that vested during the period was $2.6 million and $2.4 million for each of the years ended August 31, 2026 and 2025, respectively. Share issuances are presented net of share repurchases to cover payroll taxes of $1.3 million, $1.5 million, and $1.6 million for each of the years ended August 31, 2026, 2025, and 2024, respectively.

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

The table below summarizes performance stock unit activity for fiscal 2026:

	Number of performance stock units	Weighted average grant- date fair value
Performance stock units outstanding at August 31, 2025	62,973	$144.89
Granted	30,046	110.58
Vested	(6,710)	152.36
Forfeited/cancelled	(17,147)	152.59
Performance stock units outstanding at August 31, 2026	69,162	$127.35

Performance stock units outstanding as of August 31, 2026 and issued during fiscal 2026, 2025, and 2024 include performance goals based on a return on invested capital and total shareholder return ("TSR") relative to the Company’s peers during the performance period. The awards actually earned will range from zero to two hundred percent of the targeted number of performance stock units and will be paid in shares of common stock. Shares earned will be distributed upon vesting on the first day of November following the end of the three-year performance period. For the return on invested capital portion of the award, the Company is accruing compensation expense based on the estimated number of shares expected to be issued utilizing the most current information available to the Company at the date of the financial statements. For the TSR portion of the award, compensation expense is recorded ratably over the three-year term of the award based on the estimated grant date fair value. In fiscal 2026, 2025, and 2024 performance stock units that vested represented 6,710, 11,729, and 13,893 respectively, of actual shares of common stock issued.

The fair value of the TSR portion of the awards granted in fiscal 2026, 2025, and 2024 was estimated at the grant date using a Monte Carlo simulation model which included the following assumptions:

	Grant year
	Fiscal 2026	Fiscal 2025	Fiscal 2024
Expected term (years)	3	3	3
Risk-free interest rate	3.5%	4.1%	4.9%
Volatility	33.2%	35.2%	34.6%
Dividend yield	1.3%	1.2%	1.2%

Note 19 – Share Repurchases

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

During the year ended August 31, 2026, the Company repurchased 667 thousand shares of its common stock under the program in open market transactions for $80.7 million, including excise taxes of $0.7 million. During the year ended August 31, 2025, the Company repurchased 86 thousand shares for $11.5 million, including excise taxes of $0.1 million. As of August 31, 2026, the repurchased shares were held as treasury stock and $100.0 million of the authorization remained available for future share repurchases.

Note 20 – Subsequent Events

On October 19, 2026, the Company entered into a definitive agreement to acquire 100% of Setorial Irrigação, a leading manufacturer of hose reels in Brazil, for approximately R$ 49.1 million excluding working capital adjustments. The transaction is anticipated to close by the end of calendar year 2026, subject to customary closing conditions.

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer and Co-Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure the information required to be disclosed is accumulated and communicated to management, including principal executives and financial officers, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer and Co-Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026, based on the criteria for effective internal control described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2026.

The Audit Committee has engaged KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. The report of KPMG LLP is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Lindsay Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Lindsay Corporation and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated October 22, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Omaha, Nebraska
October 22, 2026

ITEM 9B — Other Information

During the three months ended August 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C — Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10 — Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement for its upcoming Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the close of its fiscal year ended August 31, 2026. Information about the Board of Directors required by this Item 10 is incorporated by reference to the discussion responsive thereto under the captions “Board of Directors and Committees” and “Corporate Governance” in the Proxy Statement.

Please see the information concerning our executive officers contained in Item 1 of Part I herein under the caption “Information About Our Executive Officers” which is included therein in accordance with the Instruction to Item 401 of Regulation S-K.

Code of Ethics – The Company has adopted a code of ethics applicable to the Company’s principal executive officer and senior financial officers known as the Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers). The Code of Ethical Conduct (Principal Executive Officer and Senior Financial Officers) is available on the Company’s website. In the event that the Company amends or waives any of the provisions of the Code of Ethical Conduct applicable to the principal executive officer and senior financial officers, the Company intends to disclose the same on the Company’s website at www.lindsay.com. No waivers were provided for the fiscal year ended August 31, 2026.

Insider Trading – The Company has adopted a Policy Concerning Restrictions on Insider Trading that governs the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Company's Policy Concerning Restrictions on Insider Trading is incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11 — Executive Compensation

The information required by this Item 11 is incorporated by reference to the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Pay Ratio Information,” “Executive Compensation,” “Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Equity Compensation Plan Information - The following equity compensation plan information summarizes plans and securities approved by security holders as of August 31, 2026 (there were no equity compensation plans not approved by security holders as of August 31, 2026):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	327,053	$120.30	439,557
Total	327,053	$120.30	439,557

(1)
Plans approved by stockholders include the Company’s 2015 and 2025 Long-Term Incentive Plans. While certain share-based awards remain outstanding under the Company’s 2015 Long-Term Incentive Plan, no future equity compensation awards may be granted under such plan.
(2)
Column (a) includes (i) 69,162 shares that could be issued under performance stock units (“PSU”) outstanding at August 31, 2026, and (ii) 63,598 shares that could be issued under restricted stock units (“RSU”) outstanding at August 31, 2026. The PSUs are earned and Common Stock issued if certain predetermined performance criteria are met. Actual shares issued may be equal to, less than or greater than (but not more than 200 percent of) the number of outstanding PSUs included in column (a), depending on actual performance. The RSUs vest and are payable in Common Stock after the expiration of the time periods set forth in the related agreements. Column (b) does not take these PSU and RSU awards into account because they do not have an exercise price.

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

PART IV

ITEM 15 — Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following financial statements of Lindsay Corporation and Subsidiaries are included in Part II Item 8.

Financial statements and schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto.

(a)(2) Financial Statement Schedule.

Lindsay Corporation and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2026, 2025, and 2024

		Additions
(in thousands)	Balance at beginning of period	Charges to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended August 31, 2026:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$6,089	261	—	467	$5,883
Deferred tax asset valuation allowance (2)	534	—	—	5	529
Year ended August 31, 2025:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$5,151	1,725	—	787	$6,089
Deferred tax asset valuation allowance (2)	534	—	—	—	534
Year ended August 31, 2024:
Deducted in the balance sheet from the
assets to which they apply:
Allowance for doubtful accounts (1)	$5,048	694	—	591	$5,151
Deferred tax asset valuation allowance (2)	491	—	43	—	534

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
10.5**

Lindsay Corporation Management Incentive Plan (MIP), 2026 Plan Year, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025.†

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

10.16

Lindsay Corporation Policy on Payment of Director Fees and Expenses, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025.†

10.17

Employment Agreement, dated August 17, 2020 between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.†

10.18

Amendment to Employment Agreement, dated November 9, 2020, between the Company and Randy A. Wood, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020.†

10.19	Employment Agreement, dated October 7, 2025, between the Company and Sam Hinrichsen, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 14, 2025.†
10.20

Transition Services Agreement, dated July 16, 2026, between the Company and Sam Hinrichsen, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 17, 2026.†

10.21	Employment Agreement, dated April 5, 2016, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2016.†
10.22	Consulting Agreement, dated July 23, 2025, between the Company and Brian L. Ketcham, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 23, 2025.†
10.23

Employment Agreement, dated May 25, 2018, between the Company and J. Scott Marion, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.†

10.24

Employment Agreement, dated August 17, 2020, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020. †

10.25

Separation Agreement and General Release, dated November 11, 2025, between the Company and Gustavo E. Oberto, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025.†

10.26

Employment Agreement, dated November 6, 2025, between the Company and Brian J. Magnusson, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025.†

10.27	Lindsay Corporation Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.28	Lindsay Corporation Nonqualified Deferred Compensation Plan Adoption Agreement, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 3, 2022.†
10.29

Lindsay Corporation Directors Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023.†

19	Lindsay Corporation Policy Concerning Restrictions on Insider Trading, incorporated by reference to Exhibit 19 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
21*	Subsidiaries of the Company.
23*	Consent of KPMG LLP.
24*	The Power of Attorney authorizing Randy A. Wood to sign the Annual Report on Form 10‑K for fiscal 2026 on behalf of non-management directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
31.2*	Certification of Co-Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
32*	Certification of Chief Executive Officer and Co-Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350.
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

ITEM 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October, 2026.

LINDSAY CORPORATION

By:	/s/ BRETT R. COBURN
Name:	Brett R. Coburn
Title:	Vice President, Chief Accounting Officer and Co-Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of October, 2026.

/s/ RANDY A. WOOD		Director, President and Chief Executive Officer
Randy A. Wood		(Principal Executive Officer)

/s/ BRETT R. COBURn		Vice President, Chief Accounting Officer and Co-Interim Chief Financial Officer
Brett R. Coburn		(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT E. BRUNNER	(1)	Chairperson of the Board of Directors
Robert E. Brunner

/s/ Michael N. Christodolou	(1)	Director
Michael N. Christodolou

/s/ PABLO DI SI	(1)	Director
Pablo Di Si

/s/ JAHIDUL H. KHANDAKER	(1)	Director
Jahidul H. Khandaker

/s/ MARY A. LINDSEY	(1)	Director
Mary A. Lindsey

/s/ CONSUELO E. MADERE	(1)	Director
Consuelo E. Madere

/s/ DAVID B. Rayburn	(1)	Director
David B. Rayburn

(1) By: /s/ Randy A. Wood
Randy A. Wood, Attorney‑In‑Fact